Form 10-K
period 1994-11-30
CHATTEM INC
filed 1995-02-28
CIK 19520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994        COMMISSION FILE NUMBER 0-5905

                                  CHATTEM, INC.
                             A TENNESSEE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE  37409
                            TELEPHONE:  615-821-4571

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                          WHICH REGISTERED
     -------------------                      ------------------------
          NONE                                         NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE


REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

AS OF FEBRUARY 22, 1995, THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $34,939,795.
AS OF FEBRUARY 22, 1995, 7,292,199 COMMON SHARES WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR 1994 (THE "1994 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 10, 1995 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

                                     PART I



ITEM 1.  BUSINESS

GENERAL

     Chattem, Inc. (the "Company") was incorporated in Tennessee in 1909 after having commenced business operations in 1879. The Company is a diversified manufacturer and marketer of consumer products and specialty chemicals. Through its consumer products division, the Company manufactures and markets branded over-the-counter ("OTC") pharmaceuticals, such as FLEX-ALL 454, ICY HOT, PAMPRIN, PREMSYN PMS, BENZODENT and NORWICH aspirin, and functional toiletries and cosmetics, including CORN SILK, BULLFROG, ULTRASWIM, SUN-IN, MUDD and PHISODERM. In the OTC drug market, the Company believes that its topical analgesic and menstrual and premenstrual internal analgesic brands are among the market leaders in the U.S. in their categories. Certain of the Company's functional toiletries and cosmetics products, such as SUN-IN and ULTRASWIM, are believed by the Company to be brand leaders in the U.S. in their categories.

     The Company's specialty chemicals division develops, manufactures and sells value-added specialty chemicals such as aluminum hydroxides, aluminum derivatives and glycine to selected industries, including the pharmaceutical and printing ink industries. The Company markets its specialty chemicals to manufacturers either directly by its own sales personnel or through sales agents.

     The Company's growth strategy for the consumer products division is to seek continued growth through a combination of brand acquisitions and internal growth. For the specialty chemicals division, the Company seeks growth through the development of new products and application of existing products to new uses. As a part of this strategy, the Company continually evaluates its products and businesses, and in instances in which businesses fail to realize the Company's objectives, the Company will dispose of these businesses and redeploy these assets to products and businesses with greater growth potential.

     The Company conducts certain aspects of its business through four wholly owned subsidiaries. One subsidiary owns or licenses substantially all of the trademarks and intangibles associated with its domestic consumer products business and licenses the Company's use thereof. Certain foreign sales operations are conducted through Canadian and United Kingdom subsidiaries, and product liability insurance is provided by a captive insurance subsidiary incorporated in Bermuda.

     For purposes of this report, the "Company" refers to Chattem, Inc. and its wholly-owned subsidiaries. Trademarks of the Company appear in this report in all capitalized letters.

DEVELOPMENTS DURING FISCAL 1994

     On May 12, 1994, the Company acquired BENZODENT, a topical oral analgesic, from The Procter & Gamble Company ("Proctor & Gamble") for $3,500,000. The BENZODENT business acquired consisted principally of trademarks and finished product inventories. The Company financed the purchase of BENZODENT with borrowings under its existing credit agreement with First Union National Bank of North Carolina (the "Old Credit Agreement").

     On June 17, 1994, the Company acquired a perpetual license to the PHISODERM trademark in the United States, Canada and Puerto Rico (the "Territory"), together with certain other assets from Sterling Winthrop Inc. ("Sterling"). The purchase price for the license of PHISODERM in the Territory and certain other assets was $17,276,000. If net sales of PHISODERM products in the United States only exceed (i) $10,000,000 for the 12-month period beginning July 1, 1994 and ending June 30, 1995 or (ii) $11,000,000 for either of the 12-month periods beginning July 1, 1995 and July 1, 1996, respectively, and ending June 30, 1996 and June 30, 1997, respectively, then within 45 days after the end of the applicable 12-month period with respect to which the applicable net sales threshold specified in (i) or (ii) above has been exceeded, the Company will pay Sterling an additional $1,000,000 for such year.

     Also on June 17, 1994, the Company entered into a $55,000,000 senior secured bank credit agreement (the "New Credit Agreement") and issued $75,000,000 of 12.75% Series A Senior Subordinated Notes due 2004 (the "Series A Notes") with five year warrants to purchase 417,182 shares of common stock at a price of $7.15 per share (the "Warrants") to Kidder, Peabody & Co. Incorporated (the "Initial Purchaser"). The New Credit Agreement, of which The First National Bank of Chicago is agent, includes a $20,000,000 term loan, a $22,500,000 working capital facility and a $12,500,000 facility for future acquisitions. The Series A Notes consist of 75,000 units, each consisting of $1,000 principal amount of the Series A Notes and a warrant to purchase 5.56242 shares of the Company's common stock at a price of $7.15 per share. The Series A Notes and the Warrants were separable on August 16, 1994. The price to the Initial Purchaser of the Series A Notes was $73,967,250, or 98.6% of the original principal amount of the Series A Notes. The proceeds of the financing were used to fund the PHISODERM purchase and repay all existing bank indebtedness under the Old Credit Agreement.

     On September 19, 1994, the Company completed an exchange offer of 12.75% Series B Senior Subordinated Notes due 2004 ("Series B Notes"), which were registered under the Securities Act of 1933, as amended ("Securities Act"), for all outstanding Series A Notes. The form and terms of the Series A Notes and the Series B Notes are the same, except that the Series B Notes are registered under the Securities Act and the holders of Series B Notes are not entitled to the rights of the holders of the Series A Notes following completion of the exchange offer.

     The Company's operations continue to be affected by the payment of a special cash dividend ("Special Dividend") of $20.00 per share in June 1993 to holders of its common stock. In order to pay the Special Dividend and related fees and expenses the Company borrowed approximately $97.0 million. The funding of the Special Dividend resulted in a substantial negative balance in the Company's shareholders' equity and significantly increased the use of leverage in the Company's capital structure. The consequences to the Company have been significantly increased interest expense and repayment obligations and more vulnerability to adverse business conditions.

CONSUMER PRODUCTS

     The objective of the Company's consumer products division is to offer high quality brand name products in niche market segments in which the Company's products can be among the market leaders. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, being flexible in modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company manufactures substantially all of its consumer products.

     The Company's consumer products brands are:

                    OTC PHARMACEUTICALS
               - FLEX-ALL 454 - topical analgesic
               - ICY HOT - topical analgesic
               - PAMPRIN - menstrual internal analgesic
               - PREMSYN PMS - premenstrual internal analgesic
               - NORWICH Aspirin - internal analgesic
               - BENZODENT - topical oral analgesic
               - SOLTICE - analgesic balm
               - BLIS-TO-SOL - anti-fungal product

                FUNCTIONAL TOILETRIES AND COSMETICS
               - CORN SILK - oil absorbing facial make-up
               - BULLFROG - sunscreen and sunblock
               - ULTRASWIM - chlorine removing shampoo
               - SUN-IN - spray-on hair lightener
               - MUDD - facial mask and cleanser
               - PHISODERM - facial cleanser

     The following table sets forth the Company's net sales attributable to domestic and international OTC pharmaceutical products and functional toiletries and cosmetics products, other products and total consumer products during the past three fiscal years (dollars in thousands):

                                                                       FISCAL YEAR ENDED
                                                  -----------------------------------------------------------
               PRODUCT                            NOVEMBER 30, 1992    NOVEMBER 30, 1993    NOVEMBER 30, 1994
               -------                            -----------------    -----------------    -----------------
                                                  SALES  PERCENTAGE    SALES  PERCENTAGE    SALES  PERCENTAGE
                                                  -----  ----------    -----  ----------    -----  ----------
Domestic
  OTC Pharmaceuticals .....................      $49,950     55.4%    $49,590    55.2%     $51,673    54.8%
  Functional Toiletries and
    Cosmetics .............................       24,898     27.6      25,920    28.9       29,888    31.7
International
  OTC Pharmaceuticals .....................        1,802      2.0       3,361     3.7        2,243     2.4
  Functional Toiletries and
    Cosmetics .............................       12,574     13.9       9,908    11.0        9,484    10.0
Other Products ............................          997      1.1       1,082     1.2        1,082     1.1
                                                 -------    -----     -------   -----      -------   -----
    Total Consumer Products ...............      $90,221    100.0%    $89,861   100.0%     $94,370   100.0%
                                                 -------    -----     -------   -----      -------   -----
                                                 -------    -----     -------   -----      -------   -----

GROWTH STRATEGY

     The consumer products division has historically grown through acquisition of new brands and expansion of existing brands. The Company seeks acquisitions of embryonic brands which have achieved success in limited geographic regions or of more developed brands with unrealized potential. With embryonic brands, the Company utilizes its marketing ability, sales force and manufacturing capabilities to build on the regional strength of the brand and launch the product nationally. For example, prior to its acquisition by the Company, FLEX-ALL 454 had developed a significant market share in Denver and Phoenix, but was virtually unknown in the balance of the country. After its acquisition by the Company in 1989, FLEX-ALL 454, which had sales of less than $1 million at the time of acquisition, exceeded $20 million in gross sales in 1993 and 1994. As to brands with unrealized potential, the Company seeks to acquire from larger firms brands that have been undermarketed because the products are not of sufficient size to warrant attention by the larger firms. Two products in this category were acquired in 1994: BENZODENT, a dental analgesic cream acquired from Procter & Gamble and PHISODERM, a line of facial cleaners acquired from Sterling. ICY HOT is an earlier example of this type of acquisition and has experienced significant growth since its acquisition in 1991. In considering product acquisitions, the Company also seeks products that complement existing brands through increased marketing presence, shared promotions and shared distribution channels.

     The Company endeavors to expand its existing products through line extensions of existing brands, which capitalize on consumer awareness of the brand names. An example of this strategy was the introduction and national launch of Maximum Strength FLEX-ALL 454 in August 1993. Efforts are also made to develop new and creative marketing strategies and executions to expand both trade distribution and consumer usage.

OTC PHARMACEUTICALS

     The Company markets a diversified portfolio of brand name OTC pharmaceutical products, many of which are among the market leaders in the U.S. in their respective categories.

     FLEX-ALL 454 is an aloe-vera based topical analgesic used primarily by people with arthritic symptoms to alleviate pain and irritation in joints and secondarily by persons suffering from muscle strain. The Company believes that the advancing age of the U.S. population and the emphasis on fitness and physical activity will increase the overall market size of the topical analgesic market. The Company supports the brand with a marketing program that features Joe Namath and the endorsement of all the professional trainers of the National Football League, the National Hockey League, the National Basketball Association and Major League Baseball.

     ICY HOT, a topical analgesic brand acquired from Procter & Gamble in 1991, provides the Company with a second entry into the topical analgesic market segment. ICY HOT is an extra strength dual action product, as distinguished from FLEX-ALL 454. The Company supports this brand with national advertising and strong promotional programs.

     In the menstrual analgesic segment, the consumer products division markets PAMPRIN, a combination drug specifically designed for relief of menstrual symptoms, and PREMSYN PMS, a product formulated to relieve mild to moderate symptoms of premenstrual syndrome. PAMPRIN was developed internally by the Company over 30 years ago, while PREMSYN PMS was introduced by the Company in 1983. Factors affecting the menstrual analgesic segment include the introduction of competing general analgesic brands of ibuprofen for OTC distribution in 1986, the introduction by Procter & Gamble of another non-steroidal general analgesic product in 1994 along with demographic trends of target consumers, women aged 18 to 49.

     NORWICH is a pharmaceutical-quality aspirin-based analgesic which complements the Company's other OTC pharmaceuticals by offering consumers another choice in the analgesic market segment and by permitting shared product promotions. The Company positions the brand as a reasonably priced alternative between private label generic aspirin and high-priced, heavily-advertised brands.

     BENZODENT is a dental analgesic cream in an adhesive base for use as an oral, topical analgesic for pain related to dentures. The Company acquired BENZODENT from Procter & Gamble in 1994 and will seek to increase the market share of this brand through advertising and promotional programs.

     Additionally, the Company's consumer products division manufactures and markets on a regional basis two smaller proprietary drug brands: SOLTICE, an external analgesic, and BLIS-TO-SOL, an anti-fungal product.

FUNCTIONAL TOILETRIES AND COSMETICS

     The Company also markets a portfolio of brand name functional toiletries and cosmetics, many of which are among the market leaders in the U.S. in their respective categories.

     The CORN SILK brand is a line of facial makeup products for women with oily or combination skin. All CORN SILK products utilize an exclusive ingredient for absorbing the excess facial oils that break down the color and coverage of other makeup. The CORN SILK brand includes powder used by women to fix and finish their makeup and also liquid makeup, blush and concealer. Liquid makeup is used to even skin tone, blush to add color and concealer to cover blemishes. The Company supports the brand by a television advertising campaign complemented by print advertising in selected women's magazines.

     In the sunscreen and sunblock category, BULLFROG provides long-lasting, water-durable protection from the sun. Due to escalating consumer awareness of skin damage from sun exposure, the Company expects the sun protection segment of the sun care market to continue to expand rapidly. Positioned as a line of highly efficacious sunblock products in a unique, highly concentrated formula, the Company believes that the BULLFROG brand should continue to benefit from this overall market growth as well as increasing brand awareness, broader product offerings and increased consumer advertising, promotion and sampling programs.

     ULTRASWIM is a leading line of chlorine removing shampoo, conditioner and soap. ULTRASWIM has a patented formula that the Company believes makes it superior to formulations of other products in removing chlorine. ULTRASWIM has also benefited as it has moved beyond the competitive swim segment to include exercise and recreational swimmers.

     SUN-IN is the number one product line in the spray-on hair lightener market. The target customers within this market segment are light-haired women between the ages of 12 and 24. The Company supports SUN-IN's position as the market leader through recent improvements in the formula and package, seasonal advertising to teens and consumer promotions in retail stores.

     MUDD is a line of clay-based products which provide deep cleansing of the face for healthier, cleaner skin. Target customers for MUDD are women between the ages of 18 and 49. The Company plans to relaunch MUDD with improved formulas and updated packaging. The relaunch will be supported by television advertising and promotional programs.

     PHISODERM is a line of facial cleansers made up of several formulas of liquid cleansers, including one for infants, and a bar soap. Acquired from Sterling in 1994, PHISODERM is the Company's second entry into the facial cleanser category. Positioned as a deep cleaning but gentle facial cleanser, the Company plans to regain the larger market share this brand once held by improving the formula, updating the packaging and providing television advertising and promotional support.

INTERNATIONAL

     The Company's consumer products are also sold in foreign countries. This international business is concentrated in Canada, Europe and Central and South America.

     Sales in Canada and Europe are conducted by subsidiary companies located and locally staffed in Canada and the United Kingdom. General export sales are handled by the Company from its offices in Chattanooga. Most of the products sold in international markets are manufactured by the Company at its Chattanooga facilities and are packaged by subsidiary companies in small facilities in Canada and the United Kingdom with the assistance, from time to time, of outside contract packagers.

     Many of the Company's major domestic products are currently sold in Canada, including the FLEX-ALL 454, PAMPRIN, SUN-IN, CORN SILK, MUDD, ULTRASWIM and PHISODERM brands.

     Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and cosmetic products. The Company's hair lightener product is sold on the continent under the SPRAY BLOND trademark and in the United Kindgom as SUN-IN. MUDD, CORN SILK and ULTRASWIM are the other primary consumer products sold by the Company's international division in Europe.

SPECIALTY CHEMICALS

     The objective of the Company's specialty chemicals division is to develop, manufacture and sell value-added specialty chemicals to selected industry segments in which the Company is or can be among the market leaders and a low cost producer. The division competes by offering high-quality specialty products at competitive prices, responding promptly to customer needs and providing technical assistance. Products supplied by the Company's chemicals division are generally essential elements of a customer's manufacturing process but represent only a relatively small portion of the customer's overall cost in such process.

     The principal products manufactured by the Company's chemicals division are based on organo-aluminum technology with the following principal applications:

     PRODUCT                            APPLICATION
     -------                            -----------
Aluminum Hydroxides/DASC      Active ingredients in antacids

Aluminum Derivatives          Reactive intermediates used in printing
                                inks

Glycine                       Amino acid used in the formulation of
                               certain intravenous solutions and other
                               pharmaceutical applications

PRODUCTS

     ALUMINUM HYDROXIDES/DASC. The Company's specialty chemical division provides active aluminum hydroxide compounds and DASC which are principally used in pharmaceutical-quality liquid antacids, tablet antacids and a growing generic antacid market. These compounds are also used in water treatment and other industrial specialty areas.

     ALUMINUM DERIVATIVES. Aluminum derivatives act as reactive intermediates and are primarily utilized as viscosity builders and cross-linkers in printing inks and other industrial coatings. They also serve as a unique source of reactive aluminum metal. With an expanding number of possible uses for these specialty compounds, the aluminum derivative segment is expected to be a growth vehicle for the division. Although printing ink applications form the core product market, new technologies for industrial lubricants and high-purity reactive aluminum compounds offer a number of new opportunities.

     GLYCINE. Glycine is an amino acid used in the formulation of certain intravenous solutions and other pharmaceutical applications and as a buffer in anti-perspirant compounds. It also serves as a taste modifier in foods, including certain seafood and pet food products. Although the glycine market has historically been highly volatile, the Company's specialty chemicals division capitalizes on periodic opportunities which arise from fluctuating market conditions.

     NEW PRODUCTS. The Company's specialty chemicals division is actively pursuing new product opportunities that will supplement its core business. The division expects to develop and market a custom food grade purification process during fiscal 1995.

MANUFACTURING

     The Company manufactures a substantial portion of its consumer products and all of its specialty chemicals products at its Chattanooga plant. Currently, the Company has adequate capacity to meet anticipated demand for its consumer products. New consumer products can generally be manufactured with the adaptation of existing equipment and facilities, with the addition of new equipment at relatively small cost or through readily available contract manufacturers. The Company has sufficient capacity to manufacture its existing requirements of specialty chemicals products and the anticipated increase in demand of such products in the near term. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2 in this report.

     To monitor the quality of its products, the Company maintains an internal quality control system supported by an on-site microbiology laboratory. Outside consultants also are employed from time to time to monitor product development and the effectiveness of the Company's operations.

     The Company has not experienced any substantial adverse effect on its business as a result of shortages of energy or other raw materials used in the manufacture of the Company's products. At present, the Company does not foresee any significant problems in obtaining its requirements at reasonable prices, but no assurances can be given that raw material or energy shortages will not adversely affect the Company's operations in the future.

     In recent years, fluctuations in the prices of key raw materials, such as aluminum, isopropyl alcohol and monochloracetic acid, have had an adverse impact on profitability in the Company's specialty chemicals division in the short term. Generally, over time, the Company can offset increases in prices of raw materials through increased selling prices to its customers.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenditures were $1.3 million, $1.3 million and $1.2 million in the fiscal years ended November 30, 1994, 1993 and 1992, respectively. No material customer-sponsored research and development activities were undertaken during these periods. The Company expects to maintain the same general level of expenditures in fiscal 1995.

     The research and development effort in the consumer products division focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products is also an integral part of its overall strategy.

     In the specialty chemicals division, the Company is committed to the development of new products and the adaptation of existing products to new uses. The research and development effort is conducted at the Company's facility in Chattanooga. Often, products are developed in conjunction with the technical representatives of the Company's customers. The joint development process provides the Company with access to greater resources and insures a close working relationship with the customer.

DISTRIBUTION

     The Company's domestic consumer products are sold through thousands of food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada and the Company's own sales force in the United Kingdom and by exclusive distributors on the continent of Western Europe and Central and South America to mass distribution channels. Specialty chemicals are sold by Company personnel and sales agents to approximately 250 customers.

     Wal-Mart Stores, Inc. accounts for more than 10% of the sales of the Company's consolidated net sales. No other customer accounts for more than 10% of consolidated net sales. Boots Plc, a U.K. retailer, accounts for more than 10% of the international consumer products segment's sales. One customer also accounts for at least 10% of the Company's specialty chemicals division's sales

     The Company's specialty chemicals division has been a supplier to a number of its principal customers for many years. In some instances, the continuation of the relationship is subject to factors beyond the control of the Company, such as consumer acceptance of its customer's products. If such products fail to achieve or maintain consumer acceptance or if such products are reformulated in response to changing consumer demand, the customers of the specialty chemicals division could reduce their purchases from the Company, which would adversely affect the Company's profitability. For example, in July 1993, the Warner-Lambert Company discontinued purchases of DASC, the sole active ingredient in original formula ROLAIDS-Registered Trademark-, from the Company's specialty chemicals division due to a product reformulation.

     The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

     The Company does not generally experience wide variances in the amount of inventory it carries; however, inventory levels were reduced in the Company's consumer products and international divisions during fiscal 1994. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.


MARKETING

     The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 30.9%, 34.4% and 32.0%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1994, 1993 and 1992. Due to the maturation of the brand, advertising and promotion expenses to support FLEX-ALL 454 were reduced in fiscal 1994 by 21.1%, which produced a sales decline of 2.1%, thereby increasing the profitability of the brand.

     The Company's marketing objective is to develop and execute creative and cost-effective advertising and promotion programs. The manner in which the Company executes promotional programs and purchases advertising time creates more flexibility in terms of adjusting spending levels. The Company believes that balancing advertising, trade promotions and consumer promotions expenditures on a cost effective basis is an essential element in its ability to compete successfully.

     The Company develops advertising strategies and executions for each of its major brands that focus on the particular attributes and market positions of the products. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies.

     The Company works directly with retailers to develop promotional calendars and campaigns for each brand that are customized to the particular requirements of the individual retailer. The programs, which include cooperative advertising, temporary price reductions, in-store displays and special events, are designed to obtain or enhance distribution at the retail level and to reach the ultimate consumers of the product. The Company also utilizes consumer promotions such as coupons, samples and trial sizes to increase the trial and consumption of the products.

SEASONALITY

     During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of international consumer products and the relative absence of promotional campaigns during this quarter.

COMPETITION

     The OTC pharmaceutical and functional toiletry products' markets in which the Company competes are highly competitive. The markets are characterized by the frequent introduction of new products including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. The Company competes primarily on the basis of product quality, price, brand loyalty and consumer acceptance. The Company's competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than the Company. The products offered by these companies are often supported by much larger advertising and promotional expenditures and are generally backed by larger sales forces. In addition, the Company's competitors have often been willing to use aggressive spending on trade promotions as a strategy for building market share at the expense of their competitors, including the Company. The private label or generic category has also become more competitive in certain of the Company's product markets. Another factor affecting the OTC pharmaceutical and toiletry products business is the consolidation of retailers and increasingly more competitive negotiations for access to shelf space.


     In the specialty chemicals business, the Company competes on the basis of product quality, technical service and price. In the major markets currently served by the specialty chemicals division, there are a limited number of firms with which the Company competes.

TRADEMARKS AND PATENTS

     The Company's consumer products' trademarks are of material importance to its consumer products business and are among its most important assets, although, except in the case of the FLEX-ALL 454 trademark, its business as a whole is not materially dependent upon ownership of any one trademark. The Company, either through a wholly-owned subsidiary or directly, owns or licenses all of the trademarks associated with its domestic consumer products business. All of the Company's consumer products brands have recognized trademarks associated with them, and the

Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are timely renewed and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

     Trademarks pertaining to the Company's specialty chemical business are much less significant as the products compete primarily on the basis of quality, price, technical service and direct marketing.

     The Company also owns patents related to the ULTRASWIM shampoo and CORN SILK facial powder, which expire in 1998, and ICY HOT stick topical analgesic, which expires in 2007. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.

GOVERNMENT REGULATION

     The Company's products are generally subject to government regulations, primarily those of the Federal Food and Drug Administration (the "FDA"). Certain of the Company's consumer products are regulated by the FDA as OTC drugs, with the rest of the products being regulated as "cosmetics". All such products must comply with FDA regulations governing the safety of the products themselves or the ingredients used in their manufacture. FDA regulations for all pharmaceutical products also include requirements for product labeling and for adherence to "current good manufacturing practices".

     All of the Company's OTC drug products are regulated pursuant to the FDA's "monograph" system for OTC drugs. The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products (e.g., topical analgesics). Compliance with the monograph provisions means that the product is generally recognized as safe and effective, and is not misbranded. Future changes in the monographs could result in the Company having to revise product labeling and formulations.

     The Company supplied data during 1993 to the FDA in connection with the OTC review process with respect to pyrilamine maleate, one of the three active ingredients used in the PAMPRIN and PREMSYN PMS products, to support the reclassification of pyrilamine maleate as a generally recognized safe and effective ingredient for menstrual relief products. In 1995 the FDA responded with certain questions regarding this data. A response to the FDA is being prepared. Based on study results and marketing experience, the Company believes that further clinical testing of pyrilamine may be required. Although the exact requirements of the final monographs cannot be predicted, it is possible that pyrilamine maleate will no longer be permitted to be indicated for relief from the "negative effects cluster", including tension and irritability. The

Company has been actively monitoring the process and does not believe that either its OTC drug brands or the antacid compounds sold by the specialty chemicals division will be materially adversely affected by the FDA review. The Company believes that any adverse finding by the FDA would likewise affect the Company's principal competitors in the menstrual product category.

     With regard to all of the Company's products, the FDA may revise applicable regulations or provide new interpretations of existing regulations which could necessitate product labeling changes, reformulations or other changes in the Company's products or the conduct of its business. While it is impossible to predict the impact of future FDA actions, to date the Company has not been adversely affected as a result of compliance with FDA or state regulations.

     In addition to the FDA regulations discussed above, the Company is subject to numerous other statutory and regulatory restrictions, including regulations relating to product packaging. The application of these product packaging regulations has required the Company to convert certain of its PAMPRIN products sold in foil pouches to bottles with child resistant caps. The new packaging requirements will necessitate certain plant modifications and the purchase of additional packaging equipment in the first quarter of 1995.

ENVIRONMENTAL

     The Company is continuously engaged in assessing compliance of its operations with applicable federal, state and local environmental laws and regulations. The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably estimable.

     The Company's manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. The Company completed a Phase I environmental survey conducted at its manufacturing sites in August 1991 (the "1991 Survey") and most of the recommendations of this survey have been implemented. Among other things, the Company, as a result of the 1991 Survey, conducted further sampling and monitoring at its manufacturing facility, especially with respect to underground storage tanks. The results of such studies indicated the presence in certain isolated areas of slightly elevated levels of Total Petroleum Hydrocarbons in soil samples and elevated levels of methanol in a groundwater pocket. Additional remediation efforts or costs cannot be predicted, although such costs are not expected to be material to the Company's financial position or results of operations.

     The federal Clean Air Act Amendments of 1990 mandate a new Title V operating permit program that is scheduled for full implementation by 1995. Certain organic hazardous air pollutants which are emitted by the Company will be subject to this permitting program. The National Emissions Standard for Hazardous Air Pollutants, the first comprehensive regulations under the Clean Air Act, were proposed at year-end 1992 and published in final form in February 1994. Primary responsibility for enforcement of these provisions and permitting as they relate to the Company has been delegated to The Chattanooga/Hamilton County Air Pollution Control Bureau. The Company is a member of the Chattanooga Manufacturers Association, a trade association which promotes industry awareness of developments in this area, has engaged environmental consultants on a regular basis to assist its compliance efforts, is currently in compliance with all applicable Clean Air Act permits and is aware of its responsibilities under these laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

     The Environmental Protection Agency ("EPA") has conducted a survey of Chattanooga Creek, which runs through a major manufacturing area of Chattanooga in the vicinity of the Company's manufacturing facilities. The Company understands that state environmental authorities have recommended that all or portions of Chattanooga Creek be placed on the National Priorities List as a Superfund site under the Comprehensive Environmental Response, Compensation and Recovery Act. Such a listing was formally proposed by the EPA in January 1994. The Company is likely to be named as a potentially responsible party in connection with such site, although as a result of the lack of a final determination by the EPA regarding the Chattanooga Creek area, the Company's preliminary assessment of actions that may be required and the availability of legal defenses and expected cost sharing, the Company does not believe that any liability associated with such site will be material to its financial position or results of operations. The Company is continually reviewing its reporting obligations under environmental laws and is not aware of any reporting deficiencies that would have a material adverse effect on the Company's financial position or results of operations.

PRODUCT LIABILITY AND INSURANCE

     An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or by others. The Company has not had any material claims in the past and is not aware of any material claims pending or threatened against the Company or its products. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance, principally through a captive insurance subsidiary, that it believes to be adequate; however, there can be no assurance that it will be able to retain its existing coverage or that such coverage will be cost-justified or sufficient to satisfy future claims, if any.

EMPLOYEES

     The Company employs approximately 357 persons on a full-time basis in the U.S. and 31 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

ITEM 2.  PROPERTIES

     The Company's headquarters and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. The Company's primary production facilities are adjacent to the Company's headquarters on land owned by the Company. The Company owns the primary ware- house for its specialty chemicals division, which is located adjacent to the Company's headquarters, and leases the primary warehouse and distribution center for its domestic consumer products division, which is located at 3100 Williams Street, Chattanooga, Tennessee. The following table describes in detail the principal properties owned and leased by the Company:

                                                            FACILITY
                                                      -------------------------
                                          Total
                          Total Area   Buildings                        Square
                            Acres    (Square Feet)        Use             Feet
                          ---------- -------------     -------------    -------
Owned Properties:
  Chattanooga, Tennessee      25        185,700        Manufacturing    114,900
                                                       Warehousing       35,600
                                                       Office &
                                                       Administration    35,200
Leased Properties:
  Chattanooga, Tennessee(1)  2.0        100,000        Warehousing      100,000
  Chattanooga, Tennessee(2)  0.1          9,600        Warehousing &
                                                        Manufacturing     9,600
  Mississauga, Ontario,
  Canada                (3)  0.3         15,000        Warehousing       10,500
                                                       Office &
                                                         Administration   3,000
                                                       Packaging          1,500
  Basingstoke, Hampshire,
    England             (4)  0.3         13,300        Warehousing        8,300
                                                       Office &
                                                         Administration   4,000
                                                       Packaging          1,000

NOTES:
 (1) Leased under a five year lease ending January 31, 1996 for a monthly rental of $23,750.
 (2) Leased under a four year lease ending January 31, 1996 for a monthly rental of $2,280.
 (3) Leased under a lease ending November 1996, with an option to extend the lease until November 2004, at a monthly rental including property taxes and other incidentals of $4,709.
 (4) Leased under a lease ending in 2014 at a monthly rental including property taxes and other incidentals of approximately $13,884.

     The productive capacity and utilization of the Company's manufacturing facilities varies by division. The consumer products division, which accounts for approximately 75% of total revenues, is currently operating its facilities at approximately 50% of total capacity. These facilities are FDA approved and are capable of further utilization through the use of full-time second and third shifts. The capacity of the specialty chemicals division varies by product line and can be affected by small changes in setup and additional equipment purchases. The utilization of the specialty chemical division's manufacturing facility based upon current processes ranges from 40% to 80% among the division's four principal product lines. The specialty chemical division's facility is also FDA approved.

ITEM 3. LEGAL PROCEEDINGS

     Note 9 to the Consolidated Financial Statements on page 28 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The information found on pages 15, 27 and 28 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information found on page 14 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information found on pages 9 to 12 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The information found on pages 13 to 32 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     (a) DIRECTORS
     The information found in the Company's 1995 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

     (b) EXECUTIVE OFFICERS
     The following table lists the names of the executive officers of the Company as of February 22, 1995, their ages, their positions and offices with the Company and the year in which they were first elected to these positions:

                                  POSITION WITH                        FIRST
    NAME           AGE             REGISTRANT                         ELECTED
- - - ------------------ ---        --------------------------------------  -------
Zan Guerry          46        Chairman of the Board;
                              President and Chief Executive Officer;
                              Director                                  1990

Robert E. Bosworth  47        Executive Vice President and Chief
                              Financial Officer; Director               1990


     Mr. Zan Guerry was elected to his present positions with the Company in June 1990. Previously he served as Vice President and Chief Financial Officer from 1980 until 1983, and as Executive Vice President from 1983 to 1990. Mr. Guerry was first elected as a director of the Company in 1981.

     Mr. Bosworth was elected to his present positions with the Company in June 1990. Previously he served as Vice President and Chief Financial Officer of the Company from 1985 to 1990. Mr. Bosworth was first elected as a director of the Company in 1986.

     (c) PROMOTERS AND CONTROL PERSONS
          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The information found in the Company's 1995 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information found in the Company's 1995 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 16 to 32 of the Company's 1994 Annual Report to Shareholders.

          2. The following documents are filed or incorporated by reference as exhibits to this report:


  Exhibit
   Number                Description of Exhibit               References
  -------           --------------------------------------    ----------
     3              Amended and Restated Charter of
                      Chattem, Inc.                              (7)

     4              Amended and Restated By-Laws of
                      Chattem, Inc.                              (9)

                    Form of Indenture dated August 3, 1994
                      between Chattem, Inc. and SouthTrust
                      Bank of Alabama, N.A. relating to the
                      12.75% Series B Senior Subordinated
                      Notes due 2004                            (10)

     10             Material Contracts -

                    ULTRASWIM License Agreement                  (1)

                    BULLFROG Purchase Agreement                  (2)

                    Purchase and sale agreement dated
                      March 6, 1989 between Chattem, Inc.
                      and Ari-Med Pharmaceuticals, Inc.
                      relating to the products FLEX-ALL
                      454 and FLEX-ALL 5000                      (3)

                    Chattem, Inc. Employee Stock Ownership
                      Plan dated August 25, 1989                 (4)

  Exhibit
   Number                Description of Exhibit               References
  -------           --------------------------------------    ----------
     10             Chattem, Inc. Savings and Investment
                      Plan dated June 11, 1990                   (5)
                    Lease Agreement dated February 1, 1991
                      between Tammy Development Company
                      and Chattem, Inc. for warehouse space at
                      3100 Williams Street, Chattanooga,
                      Tennessee                                  (6)

                    Non-Competition and Severance Agree-
                      ments as Amended -
                          Zan Guerry
                          Robert E. Bosworth
                          Robert M. Boyd, Jr.
                          J. Pemberton Guerry                    (6)

                    Lease agreement between Atlantis Real
                      Estate Corporation and Chattem
                      (Canada) Inc. and Chattem, Inc. for Unit
                      1, 2220 Argentia Road, Mississauga,
                      Ontario, Canada                            (7)

                    Lease agreement between Guildhall
                      Property Holdings Limited and Chattem
                      (U.K.) Limited for Unit 7, Ringway
                      Centre, Edison Road, Basingstoke,
                      Hampshire, England                         (7)

                    Chattem, Inc. Non-Statutory Stock Option
                      Plan - 1993                                (8)

                    Manufacturing agreement dated May 12,
                      1993 between Chattem, Inc. and Procter &
                      Gamble Pharmaceuticals, Inc. relating
                      to NORWICH aspirin products                (9)

                    Stock Purchase Agreement dated June 11,
                      1993 between Chattem, Inc. and First
                      Union Capital Partners, Inc.              (10)

                    Registration Agreement dated June 11,
                      1993 between Chattem, Inc. and First
                      Union Capital Partners, Inc.              (10)

  Exhibit
   Number                Description of Exhibit               References
  -------           --------------------------------------    ----------
     10             Chattem, Inc. Non-Statutory Stock Option
                      Plan - 1994                               (10)

                    Chattem, Inc. Non-Statutory Stock
                      Option Plan for Non-Employee Directors
                      - 1994                                    (11)

                    Asset Purchase and Sale Agreement dated
                      May 12, 1994 between The Procter &
                      Gamble Company and Signal Investment
                      & Management Co. for the
                      BENZODENT Business                        (12)

                    Purchase and Sale Agreement dated
                      June 3, 1994 between Chattem (Canada)
                      Inc. and Cosmetic Import Company
                      Limited                                   (13)

                    Purchase Agreement dated June 10, 1994
                      between Chattem, Inc.and Kidder,
                      Peabody & Co. Incorporated                (13)

                    Note Registration Rights Agreement dated
                      June 17, 1994 between Chattem, Inc.
                      and Kidder, Peabody & Co. Incorporated    (13)

                    Warrant Registration Rights Agreement
                      dated June 17, 1994 between Chattem,
                      Inc. and Kidder, Peabody & Co.
                      Incorporated                              (13)

                    Asset Purchase and Sale Agreement dated
                      June 17, 1994 between Sterling
                      Winthrop Inc. and Signal Investment
                      & Management Co.                          (13)

                    Working Capital Credit Agreement dated
                      June 17, 1994 among Chattem, Inc.,
                      the lenders named therein and The First
                      National Bank of Chicago, as Agent.       (13)

  Exhibit
   Number                Description of Exhibit               References
  -------           --------------------------------------    ----------
     10             Acquisition Credit Agreement dated
                      June 17, 1994 among Chattem, Inc.,
                      the lenders named therein and The First
                      National Bank of Chicago, as Agent.        (13)

                    Renewal lease agreement dated
                      December 5, 1994 between Atlantis
                      Real Estate Corporation and Chattem
                      (Canada) Inc. and Chattem, Inc. for Unit
                      1, 2220 Argentia Road, Mississauga,
                      Ontario, Canada                            (14)

     11             Computation of per share earnings            (14)

     13             1994 Annual Report to Shareholders of
                    Chattem, Inc.                                (14)

     22             Subsidiaries of the Company                  (14)

     24             Consent of Independent Public
                       Accountants                               (14)

REFERENCES:

Previously filed as an exhibit to and incorporated by reference from:
     (1) Form 10-K for the year ended May 31, 1986.
     (2) Form 10-Q for the quarter ended February 28, 1987.
     (3) Form 10-K for the year end May 31, 1989.
     (4) Form S-8 Registration Statement (No. 33-30742).
     (5) Form S-8 Registration Statement (No. 33-35386).
     (6) Form 10-K for the year ended November 30, 1991.
     (7) Form 10-K for the year ended November 30, 1992.
     (8) Form S-8 Registration Statement (No. 33-55640).
     (9) Form 10-K for the year ended November 30, 1993.
    (10) Form S-8 Registration Statement (No. 33-78524).
    (11) Form S-8 Registration Statement (No. 33-78522).
    (12) Form 8-K dated May 12, 1994.
    (13) Form S-2 Registration Statement (No. 33-80770).
    (14) Filed as an exhibit to this Form 10-K for the year ended November 30, 1994.

(b) There were no Form 8-K's filed with the Securities and Exchange Commission during the three months ended November 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 1995               CHATTEM, INC.
                                        By:  /s/
                                           -----------------------------
                                           Title: Executive Vice President and
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



         Signature                    Title                       Date
- - - ---------------------------   --------------------------     ---------------

 /s/ Zan Guerry               Chairman of the Board,             2/22/95
- - - ---------------------------   President and Director          ---------------
Zan Guerry                    (Chief Executive Officer)

/s/ Samuel E. Allen           Director                           2/22/95
- - - ---------------------------                                   ---------------
Samuel E. Allen

/s/ Louis H. Barnett          Director                           2/22/95
- - - ---------------------------                                   ---------------
Louis H. Barnett

/s/ Robert E. Bosworth        Executive Vice President and       2/22/95
- - - ---------------------------   Chief Financial Officer and     ---------------
Robert E. Bosworth            Director (Principal Financial
                              and Accounting Officer)

/s/ Robert M. Boyd, Jr.       Director                           2/22/95
- - - ---------------------------                                   ---------------
Robert M. Boyd, Jr.

/s/ Francis L. Capers         Director                           2/22/95
- - - ---------------------------                                   ---------------
Francis L. Capers

/s/ Richard E. Cheney         Director                           2/22/95
- - - ---------------------------                                   ---------------
Richard E. Cheney

/s/ Scott L. Probasco, Jr.    Director                           2/22/95
- - - ---------------------------                                   ---------------
Scott L. Probasco, Jr.

/s/ A. Alexander Taylor, II   Director                           2/22/95
- - - ---------------------------                                   ---------------
A. Alexander Taylor, II

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
    -------    -----------------------------------------------------------------
     10.1      Renewal lease agreement dated December 5, 1994 between Atlantis
               Real Estate Corporation and Chattem (Canada) Inc. and Chattem,
               Inc. for Unit I, 2220 Argentia Road, Mississauga, Ontario, Canada

      11       Computation of per share earnings

      13       1994 Annual Report to Shareholders of Chattem, Inc.

      22       Subsidiaries of the Company