Form 10-K/A
CHATTEM INC
filed 1995-03-24
CIK 19520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-K/A


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1995                  CHATTEM, INC.
                                        By:  /s/ Robert E. Bosworth
                                           -----------------------------
                                           Title: Executive Vice President and
                                             Chief Financial Officer