Form 10-Q
period 1995-02-28
CHATTEM INC
filed 1995-04-03
CIK 19520

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                                 FORM 10-Q




                             QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995
                       COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 3, 1995, 7,292,199 OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                               CHATTEM, INC.
                                   INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets, February 28, 1995 and
    November 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .    3

   Condensed Consolidated Statements of Operations for the Three
    Months Ended February 28, 1995 and 1994. . . . . . . . . . . . . . .    5

   Consolidated Statements of Cash Flows for the Three Months Ended
    February 28, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .    6

   Notes to Condensed Consolidated Financial Statements. . . . . . . . .    7

 Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . .    8

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings . . .

EXHIBIT 27 - Financial Data Schedule . . . . . . . . . . . . . . . . . .

EXHIBIT 28 - Sales and Income by Line of Business. . . . . . . . . . . .

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      February 28,     November 30,
                                                          1995             1994
                                                      ------------     ------------
ASSETS                                                 (Unaudited)       (Audited)

CURRENT ASSETS:

  Cash and cash equivalents..................             $ 1,963           $ 3,034
  Accounts receivable - net..................              18,875            20,288
  Refundable and deferred income taxes.......                 853             1,015
  Inventories................................               7,443             7,219
  Prepaid expenses and other current assets..               1,541             1,745
                                                      ------------     ------------

    Total current assets.....................              30,675            33,301
                                                      ------------     ------------


PROPERTY, PLANT AND EQUIPMENT - NET..........              11,744            11,279
                                                      ------------     ------------


OTHER NONCURRENT ASSETS:
  Patents, trademarks and other
   purchased product rights, net.............              31,884            32,455
  Debt issuance costs, net...................               3,665             3,771
  Deferred income tax benefit................               1,831             1,598
  Other......................................               4,287             4,012
                                                      ------------     ------------

    Total other noncurrent assets............              41,667            41,836
                                                      ------------     ------------

      TOTAL ASSETS...........................             $84,086           $86,416
                                                      ------------     ------------
                                                      ------------     ------------


  See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In Thousands)

                                                      February 28,     November 30,
                                                          1995             1994
                                                      ------------     ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT                  (Unaudited)       (Audited)
- -------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt.....              $  2,500         $  2,500
  Accounts payable.........................                 4,478            5,559
  Payable to bank..........................                 -                1,301
  Accrued advertising and promotion........                 1,717            1,994
  Other accrued liabilities................                 6,079            8,838
                                                      ------------     ------------

      Total current liabilities............                14,774           20,192
                                                      ------------     ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES....                97,911           94,486
                                                      ------------     ------------

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS                 1,324             1,289
                                                      ------------     ------------

SHAREHOLDERS' DEFICIT:
  Common stock, without par value, at
   stated value............................                 1,519            1,519
  Paid-in surplus..........................                51,797           51,797
  Accumulated deficit......................               (81,611)         (81,352)
                                                      ------------     ------------

    Total..................................               (28,295)         (28,036)


  Foreign currency translation adjustment..                (1,628)          (1,515)
                                                      ------------     ------------

      Total shareholders' deficit..........               (29,923)         (29,551)
                                                      ------------     ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
       DEFICIT.............................              $ 84,086         $ 86,416
                                                      ------------     ------------
                                                      ------------     ------------


  See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Per Share Amounts)(Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                        ------------------------------
                                                        FEBRUARY 28,      FEBRUARY 28,
                                                           1995               1994
                                                        ------------      ------------
NET SALES                                                 $22,719            $20,820
                                                        ------------      ------------
COSTS AND EXPENSES:
  Cost of sales...............................              8,376              7,782
  Advertising and promotion...................              7,420              7,035
  Selling, general and administrative.........              4,304              4,677
                                                        ------------      ------------
    Total costs and expenses..................             20,100             19,494
                                                        ------------      ------------

      Income from operations..................              2,619              1,326
                                                        ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense............................             (3,060)            (1,773)
  Investment income...........................                 33                 40
  Other, net..................................              -                  -
                                                        ------------      ------------
    Total other income (expense), net.........             (3,027)            (1,733)
                                                        ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES.............               (408)              (407)
PROVISION FOR (BENEFIT FOR) INCOME TAXES......               (155)              (155)
                                                        ------------      ------------
NET INCOME (LOSS).............................            $  (253)           $  (252)
                                                        ------------      ------------
                                                        ------------      ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING................              7,292              7,292
                                                        ------------      ------------
                                                        ------------      ------------

NET INCOME (LOSS) PER COMMON SHARE............            $ (0.03)           $ (0.03)
                                                        ------------      ------------
                                                        ------------      ------------


  See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands) (Unaudited)

                                                            FOR THE THREE MONTHS ENDED
                                                           -----------------------------
                                                           FEBRUARY 28,     FEBRUARY 28,
                                                               1995             1994
                                                           ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss)........................................    $  (253)         $  (252)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization..........................      1,038              858
    Gain on sale of interest rate cap......................        (65)              -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable......................      1,285              745
      Decrease (increase) in inventories...................       (270)             243
      Decrease in prepaid expenses and other current assets        190              125
      Increase in refundable and deferred income taxes.....        (71)            (177)
      Decrease in accounts payable.........................     (1,062)          (2,669)
      Decrease in payable to bank..........................     (1,301)          (1,058)
      Decrease in accrued advertising and promotion........        (78)            (103)
      Decrease in other accrued liabilities................     (3,660)            (935)
                                                           ------------     ------------
        Net cash used in operating activities..............     (4,247)          (3,223)
                                                           ------------     ------------

INVESTING ACTIVITIES:
    Purchase of property, plant and equipment..............       (905)            (720)
    Proceeds from notes receivable.........................         -               343
    Other, net.............................................       (246)            (110)
                                                           ------------     ------------
        Net cash used in investing activities..............     (1,151)            (487)
                                                           ------------     ------------

FINANCING ACTIVITIES:
    Repayment of long-term debt............................     (4,125)          (5,250)
    Proceeds from long-term debt...........................      7,500            7,000
    Proceeds from sale of interest rate cap................        984              -
    Other, net.............................................        (15)             (88)
                                                           ------------     ------------
        Net cash provided by financing activities..........      4,344            1,662
                                                           ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS...............................................        (17)              (4)
                                                           ------------     ------------

CASH AND CASH EQUIVALENTS:
    Decrease for the period................................     (1,071)          (2,052)
    At beginning of period.................................      3,034            4,462
                                                           ------------     ------------
    At end of period.......................................    $ 1,963          $ 2,410
                                                           ------------     ------------
                                                           ------------     ------------

PAYMENTS FOR:
    Interest...............................................    $ 5,238          $ 1,668
    Taxes..................................................    $   166          $    57



  See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements, in the opinion of management,
     include all adjustments necessary for a fair presentation.   All such
     adjustments are of a normal recurring nature.

2. The Company incurs significant expenditures on television, radio and print advertising to suport its nationally branded over-the-counter pharmaceuticals and functional toiletries and cosmetics. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage to sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year. The adoption in fiscal 1995 of the provisions of SOP93-7, "Advertising Costs", issued by the American Institute of Certified Public Accountants, did not have a material impact on the Company's financial position or operating results.

3. The results of operations for the three months ended February 28, 1995 and 1994 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the 1995 presentation.

5. As of February 28, 1995, there is a remaining accrual of approximately $238,000 related to the nonrecurring and unusual charges discussed in
     Note 13 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended November 30, 1994.

6. Inventories consisted of the following at February 28, 1995 and November 30, 1994 (in thousands of dollars):


                                                 1995       1994
                                               -------    -------
       Raw materials. . . . . . . . . . . .    $ 5,500    $ 4,480
       Finished goods and work in process        4,934      5,640
       Excess of current cost over LIFO
        values. . . . . . . . . . . . . . .     (2,991)    (2,901)
                                               -------    -------
                   Total inventories. . . .    $ 7,443    $ 7,219
                                               -------    -------
                                               -------    -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.


GENERAL

     For the three months ended February 28, 1995, the Company experienced a 9.1% increase in sales to $22,719 from $20,820 in the first quarter of fiscal 1994. Operating income during the period likewise increased 97.5% to $2,619 from $1,326 in the first quarter of fiscal 1994. A loss of $253, or $.03 per share, was recorded during the period compared to a loss of $252, or $.03 per share, last year.

     The increase in sales reflected growth in both the international and domestic operations of the Consumer Products division and the Chemicals division. The marked improvement in operating income for the current period is largely associated with the increase in sales and reductions in selling, general and administrative expenses, while the net loss remained almost the same as compared to the corresponding period of the preceding year, principally due to the refinancing of the Company's long-term debt in the third quarter of 1994 at higher interest rates and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM. Until the Company's indebtedness is reduced significantly, net income will likely continue to be adversely impacted by interest expense.

     The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands such as FLEX-ALL 454 mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. Strategically, the Company continually evaluates its products and businesses as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater upside potential or to pay down indebtedness.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of revenues:


                                                Three Months Ended
                                                   February 28,
                                               --------------------
                                               1995           1994
                                               ----           ----
NET SALES                                      100.0%         100.0%
                                               --------------------
COSTS AND EXPENSES:
 Cost of sales                                 (36.9)         (37.4)
 Advertising and promotion                     (32.7)         (33.8)
 Selling, general and administrative           (18.9)         (22.4)
                                               --------------------
   Total costs and expenses                    (88.5)         (93.6)
                                               --------------------

INCOME FROM OPERATIONS                          11.5            6.4
                                               --------------------

OTHER INCOME (EXPENSE):
 Interest expense                              (13.5)          (8.5)
 Investment income (expense), net                 .2            0.2
 Other, net                                      -              -
                                               --------------------
   Total other income (expense)                (13.3)          (8.3)
                                               --------------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                          (1.8)          (1.9)
PROVISION FOR (BENEFIT FOR)
 INCOME TAXES                                   (0.7)          (0.7)
                                               --------------------

NET INCOME (LOSS)                               (1.1)          (1.2)
                                               --------------------
                                               --------------------



COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994

     Net sales for the three months ended February 28, 1995 increased 9.1% to $22,719 from $20,820 for the same period last year. Domestic consumer product sales increased 5.5% to $17,405 from $16,494 for last year's period. Net sales of international consumer products increased 61.2% from $1,220 in the 1994 period to $1,967 in the current period. Specialty Chemical sales increased 7.8% to $3,347 from $3,106 in the corresponding 1994 period.

     For domestic consumer product sales in the 1995 period, increases over sales in the corresponding 1994 period were realized for the BULLFROG (25.8%), ICY HOT (4.0%) and CORN SILK (16.2%) brands, while decreases were recognized for the NORWICH (23.3%), PAMPRIN (3.0%), FLEX-ALL 454 (25.4%), PREMSYN (29.5%), SUN-
IN (20.7%), ULTRASWIM (32.5%) and MUDD (1.5%) product lines. Sales of BENZODENT and PHISODERM, products acquired in the second and third quarters of 1994, respectively, were a combined $2,175 for the three months ended February 28, 1995. The decline in sales of NORWICH, FLEX-ALL 454, PREMSYN, SUN-IN and ULTRASWIM reflects the maturation of these product lines and the increased competition in their respective product categories and markets.

     International consumer product sales for the first quarter of 1995 increased $414, or 155.6%, for the Canadian operation and $257, or 50.5%, for the United Kingdom business. The addition of PHISODERM to the product line in Canada accounted for practically all of the net increase in sales in that country, although increases were also realized for the PAMPRIN, MUDD and ACNOMEL brands. The sale of the ALGEMARIN product line in June 1994 had a negative effect on Canadian sales in 1995 when compared to the same period of 1994. Strong sales performances for all major product lines distributed by the United Kingdom division were realized in the current period. The restructuring of the international consumer products operations in fiscal years 1993 and 1994 appeared to bring beneficial results to the Company at this time. U.S. export sales showed a modest increase in the 1995 period.

     Specialty chemical sales increases in the 1995 period were realized for all four major product categories - aluminum hydroxides, specialties, aluminum derivatives and glycine.

     Cost of goods sold as a percentage of net sales improved to 36.9% from 37.4% in the 1994 period. The decline was primarily the result of a shift in mix of sales of both consumer products divisions to higher gross margin products in the current period.

     Advertising and promotion expenses increased by $385, or 5.5%, in the 1995 period and were 32.7% of net sales compared to 33.8% in the corresponding 1994 period. Increased expenditures were provided in the current period for the MUDD and CORN SILK brands as well as for the newly acquired BENZODENT and PHISODERM product lines.

     The decrease of $373, or 8.0%, in selling, general and administrative expenses in the 1995 period was largely associated with reductions in short- and long-term incentive plan accruals and in outside legal services.

     Interest expense increased by $1,287, or 72.6%, in the current period principally as a result of the refinancing of long-term debt in fiscal 1994 at higher interest rates and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM.

     Net loss of $253 in the 1995 period was almost identical to that of the corresponding 1994 period. The loss mainly resulted from increased sales which were more than offset by higher interest and advertising and promotion expenses.


LIQUIDITY AND CAPITAL RESOURCES

     At February 28, 1995, the Company had working capital of $15,901 compared to $13,109 at November 30, 1994, an increase of $2,792 in the first three months of fiscal 1995. This represented 18.9% of total assets at February 28, 1995 and 15.2% of total assets at November 30, 1994.

     The Company's current ratio (current assets divided by current liabilities) was 2.08 at February 28, 1995 compared to 1.65 at November 30, 1994. The Company's quick ratio (cash equivalents, short-term investments and receivables divided by current liabilities) was 1.41 at February 28, 1995 compared to 1.16 at November 30, 1994. The increase in these ratios reflected the increase in working capital discussed above.

     The payment of a special cash dividend of $20.00 per share in June 1993 and the indebtedness related thereto resulted in a significant increase in the Company's debt and a substantial shareholders' deficit at the time of the transaction and at February 28, 1995. Payments of principal and interest on the indebtedness incurred to finance the special dividend and the refinancing of such indebtedness have been a significant new use of the Company's funds.

     During the three months ended February 28, 1995, the Company increased its long-term debt by a net amount of $3,375 which was primarily used for working capital purposes. Increased working capital requirements during the current period resulted largely from the usual extended credit terms to purchasers of the Company's seasonal consumer products during that period and the related normal increase in inventories of these items.

     Capital expenditures in the first fiscal quarter of 1995 were $905, an increase of $185 over the corresponding 1994 period, and are not expected to exceed $3,500 for the 1995 fiscal year.

     The Company believes that cash flows generated by operations, along with funds available under its bank credit facility and borrowings against approximately $2,000 of cash value under certain insurance policies should be sufficient to fund the Company's current commitments and proposed operations.

     The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the quarters ended February 28, 1995 and 1994, these subsidiaries accounted for 6% and 4% of total revenues, respectively, and 9% and 18% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. A loss of $46 and a gain of $1 for the quarters ended February 28, 1995 and 1994, respectively, resulted from foreign currency transactions.

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (1) Statement regarding computation of per share earnings
              (Exhibit 11).

          (2) Financial data schedule (Exhibit 27).

          (3) Sales and income by line of business (Exhibit 28).

     (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 28, 1995.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHATTEM, INC.
                                                       (Registrant)






Dated:       April 3, 1995                   \s\ Robert E. Bosworth
       ---------------------                 ------------------------------
                                             Robert E. Bosworth,
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (principal financial officer)















10QMAY