Form 10-Q
period 1995-05-31
CHATTEM INC
filed 1995-07-13
CIK 19520

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995
                          COMMISSION FILE NUMBER 0-5905


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

AS OF JULY 12, 1995, 7,292,199 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets, May 31, 1995 and
      November 30, 1994 ..............................................     3

    Condensed Consolidated Statements of Income for the Three and Six
      Months Ended May 31, 1995 and 1994 .............................     5

    Consolidated Statements of Cash Flows for the Six Months Ended
      May 31, 1995 and 1994 ..........................................     6

    Notes to Condensed Consolidated Financial Statements .............     7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ........................................     9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .........................      14

SIGNATURES ..........................................................      15

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings...

EXHIBIT 27 - Financial Data Schedule ................................

EXHIBIT 28 - Sales and Income of Continuing Operations by Business Unit

                             PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CHATTEM, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited and in thousands)


                                                                 MAY 31,        NOVEMBER 30,
                                                                  1995             1994
                                                             --------------   --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..................................       $2,996           $3,034
  Accounts receivable - net..................................       21,571           18,059
  Refundable and deferred income taxes.......................          852            1,015
  Inventories................................................        6,716            6,247
  Prepaid expenses and other current assets..................        1,425            1,745
  Net current assets of discontinued operations..............            -            2,584
                                                             --------------   --------------

    Total current assets.....................................       33,560           32,684
                                                             --------------   --------------

PROPERTY, PLANT AND EQUIPMENT - NET..........................        9,076            8,491
                                                             --------------   --------------

OTHER NONCURRENT ASSETS:
  Investment in cumulative, convertible preferred stock......        5,000                -
  Patents, trademarks and other
   purchased product rights, net.............................       31,537           32,455
  Debt issuance costs, net...................................        3,237            3,771
  Deferred income tax benefit................................        1,856            1,598
  Other......................................................        3,769            4,012
  Net noncurrent assets of discontinued operations...........            -            2,788
                                                             --------------   --------------

    Total other noncurrent assets............................       45,399           44,624
                                                             --------------   --------------

      TOTAL ASSETS...........................................      $88,035          $85,799
                                                             --------------   --------------
                                                             --------------   --------------


See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                          (Unaudited and in thousands)


                                                           MAY 31,       NOVEMBER 30,
                                                            1995             1994
                                                       --------------  ---------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current maturities of long-term debt.................       $1,400           $2,500
  Accounts payable.....................................        3,302            4,942
  Payable to bank......................................            -            1,301
  Accrued income taxes.................................        6,373              123
  Accrued advertising and promotion....................        2,928            1,994
  Accrued interest payable.............................        4,419            4,340
  Other accrued liabilities............................        6,247            4,375
                                                       --------------  ---------------

      Total current liabilities........................       24,669           19,575
                                                       --------------  ---------------

LONG-TERM DEBT, less current maturities................       81,373           94,486
                                                       --------------  ---------------

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS.....               1,337            1,289
                                                       --------------  ---------------

SHAREHOLDERS' DEFICIT:
  Common shares, without par value, at stated value....        1,519            1,519
  Paid-in surplus......................................       51,797           51,797
  Accumulated deficit..................................      (71,127)         (81,352)
                                                       --------------  ---------------

    Total..............................................      (17,811)         (28,036)

  Foreign currency translation adjustment..............       (1,533)          (1,515)
                                                       --------------  ---------------

      Total shareholders' deficit......................      (19,344)         (29,551)
                                                       --------------  ---------------

        TOTAL LIABILITIES AND SHAREHOLDERS'
         DEFICIT.......................................      $88,035          $85,799
                                                       --------------  ---------------
                                                       --------------  ---------------


See accompanying notes to condensed consolidated financial statements.

                    CHATTEM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Unaudited and in thousands, except per share amounts)


                                                                       FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                MAY 31,                      MAY 31,
                                                                       --------------------------   --------------------------
                                                                           1995          1994           1995          1994
                                                                       ------------  ------------   ------------  ------------
NET SALES..............................................................    $27,114       $23,642        $46,486       $41,356
                                                                       ------------  ------------   ------------  ------------
COSTS AND EXPENSES:
  Cost of sales........................................................      8,557         6,764         14,785        12,558
  Advertising and promotion............................................      9,853         7,868         17,268        14,897
  Selling, general and administrative..................................      4,729         4,750          8,597         9,040
                                                                       ------------  ------------   ------------  ------------
    Total costs and expenses...........................................     23,139        19,382         40,650        36,495
                                                                       ------------  ------------   ------------  ------------

INCOME FROM OPERATIONS.................................................      3,975         4,260          5,836         4,861
                                                                       ------------  ------------   ------------  ------------

OTHER INCOME (EXPENSE):
  Interest expense.....................................................     (2,964)       (1,848)        (5,847)       (3,518)
  Investment income....................................................         52            32             84            72
  Loss on product divestiture..........................................          -          (512)             -          (512)
  Other, net...........................................................          7            (6)             8            (6)
                                                                       ------------  ------------   ------------  ------------
    Total other income (expense).......................................     (2,905)       (2,334)        (5,755)       (3,964)
                                                                       ------------  ------------   ------------  ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES..........................................................      1,070         1,926             81           897
PROVISION FOR INCOME TAXES.............................................        400           728             22           337
                                                                       ------------  ------------   ------------  ------------
INCOME FROM CONTINUING OPERATIONS......................................        670         1,198             59           560
                                                                       ------------  ------------   ------------  ------------
DISCONTINUED OPERATIONS:
  Income from operations, less provisions for income taxes of
   $192, $208, $414 and $444, respectively.............................        314           355            675           740
  Gain on disposal, less provision for income taxes of $6,046..........      9,863             -          9,863             -
                                                                       ------------  ------------   ------------  ------------

     Total discontinued operations.....................................     10,177           355         10,538           740
                                                                       ------------  ------------   ------------  ------------
INCOME BEFORE EXTRAORDINARY LOSS.......................................     10,847         1,553         10,597         1,300

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT, NET..........................................................       (367)             -          (367)             -
                                                                       ------------  ------------   ------------  ------------

NET INCOME.............................................................    $10,480        $1,553        $10,230        $1,300
                                                                       ------------  ------------   ------------  ------------
                                                                       ------------  ------------   ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING..................................      7,292         7,292          7,292         7,292
                                                                       ------------  ------------   ------------  ------------
                                                                       ------------  ------------   ------------  ------------

NET INCOME PER COMMON SHARE:
  Continuing operations................................................      $0.09         $0.16          $0.01         $0.08
  Discontinued operations..............................................       1.40          0.05           1.44          0.10
  Extraordinary loss...................................................      (0.05)            -          (0.05)            -
                                                                       ------------  ------------   ------------  ------------
    Net income per common share........................................      $1.44         $0.21          $1.40         $0.18
                                                                       ------------  ------------   ------------  ------------
                                                                       ------------  ------------   ------------  ------------


See accompanying notes to condensed consolidated financial statements.

                                             CHATTEM, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED AND IN THOUSANDS)


                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                        MAY 31,
                                                                                              ---------------------------
                                                                                                  1995          1994
                                                                                              ------------   ------------
OPERATING ACTIVITIES:
  Net income ............................................................................        $ 10,230       $  1,300
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization........................................................           2,029          1,703
    Gain on sale of specialty chemicals business ........................................          (9,863)             -
    Loss on product divestiture..........................................................               -            513
    Extraordinary loss on early extinguishment of debt, net..............................             367              -
    Other, net ..........................................................................              45           (782)
    Changes in operating assets and liabilities:
      Increase in accounts receivable....................................................          (3,010)        (2,747)
      Decrease (increase) in inventories ................................................            (554)         1,837
      Decrease (increase) in prepaid expenses............................................             302           (415)
      Decrease (increase) in refundable and deferred income taxes........................             (95)           515
      Decrease in accounts payable and accrued liabilities ..............................          (2,327)        (2,949)
      Decrease in payable to bank .......................................................          (1,301)        (1,058)
      Increase in income taxes payable ..................................................             552            844
                                                                                              ------------   ------------
        Net cash used in operating activities............................................          (3,625)        (1,239)
                                                                                              ------------   ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ............................................          (1,912)          (995)
  Proceeds from sale of specialty chemicals business, net................................          18,747              -
  Additions to notes receivable..........................................................             (14)           (22)
  Collections of notes receivable........................................................             250            343
  Benzodent acquisition..................................................................               -         (3,500)
  Other, net ............................................................................             112           (229)
                                                                                              ------------   ------------
        Net cash provided by (used in) investing activities..............................          17,183         (4,403)
                                                                                              ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt borrowings................................................          15,000          9,500
  Repayment of long-term debt............................................................         (29,425)        (8,000)
  Insurance policy loans ................................................................               -          1,706
  Proceeds from sale of interest rate cap................................................             984              -
  Deferred cost of recapitalization......................................................               -           (276)
  Other, net ............................................................................            (159)          (100)
                                                                                              ------------   ------------
        Net cash provided by (used in) financing activities..............................         (13,600)         2,830
                                                                                              ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS ............................................................................               4             11
                                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS:
  Decrease for the period................................................................             (38)        (2,801)
  At beginning of period ................................................................           3,034          4,462
                                                                                              ------------   ------------
  At end of period ......................................................................        $  2,996       $  1,661
                                                                                              ------------   ------------
                                                                                              ------------   ------------

CASH PAYMENTS FOR:
  Interest ..............................................................................        $  5,996       $  3,790
                                                                                              ------------   ------------
                                                                                              ------------   ------------
  Income taxes ..........................................................................        $    173       $     61
                                                                                              ------------   ------------
                                                                                              ------------   ------------


NONCASH INVESTING ACTIVITIES-Received $5,000 of 13.125% cumulative, convertible preferred stock in connection with sale of specialty chemicals business on May 26, 1995.

See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

Note:  All monetary amounts are expressed in thousands of dollars.

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

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter pharmaceuticals and functional toiletries and cosmetics. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage to sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year. The adoption in fiscal 1995 of the provisions of SOP93-7, "Advertising Costs", issued by the American Institute of Certified Public Accountants, did not have a material impact on the Company's financial position or operating results.

3. The results of operations for the three and six months ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the 1995 presentation.

5. As of May 31, 1995, there is a remaining accrual of approximately $224 related to the nonrecurring and unusual charges discussed in Note 13 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended November 30, 1994.

6.   Inventories consisted of the following at May 31, 1995 and November 30,
     1994:


                                                    May 31,         Nov. 30,
                                                     1995             1994
                                                   --------         --------
Raw materials ...........................            $ 6,671          $ 3,312
Finished goods and work in process.......              2,534            5,334
Excess of current cost over LIFO
  values ................................             (2,489)          (2,399)
                                                     --------         --------
              Total inventories .........            $ 6,716          $ 6,247
                                                     --------         --------
                                                     --------         --------

7. On May 26, 1995, the Company completed the sale of its specialty chemicals division to Chattem Chemicals, Inc., a wholly-owned subsidiary of Elcat, Inc. (the "Parent"). The Company received $25,000 from the sale of the specialty chemicals division consisting of $20,000 in cash and $5,000 of 13.125% cumulative, convertible preferred stock of the Parent. The net cash proceeds were used to repay approximately $12,000 of long-term debt. The Company recognized a gain of $9,863 from the sale and an extraordinary charge (after tax) of $367 relating to the early extinguishment of the debt.

     The results of operations and the gain on disposal of the specialty chemicals division have been separately classified as discontinued operations in the accompanying condensed consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

     For continuing operations, in the quarter and six months ended May 31, 1995, the Company experienced an increase in sales of $3,472, or 14.7%, to $27,114 from $23,642 for the quarter, and an increase of $5,130, or 12.4%, to $46,486 from $41,356 for the six months period. Operating income declined by $285, or 6.7%, to $3,975 from $4,260 for the quarter but increased by $975, or 20.0%, to $5,836 from $4,861 for the six months period. The decline in operating income for the second quarter of 1995 as compared to the same period of 1994 was largely due to increases in both cost of goods sold and advertising and promotion expenses.

     Discontinued operations, representing the specialty chemicals business sold to Elcat, Inc.'s wholly-owned subsidiary company, Chattem Chemicals, Inc., on May 26, 1995, experienced income from operations of $314 and $675, respectively, for the quarter and six months ended May 31, 1995. A net gain of $9,863 on the sale was also recorded during the same quarter and six months period.

     A net extraordinary loss of $367, resulting from the early extinguishment of debt using the net cash proceeds received from the sale of the specialty chemicals business, was also recognized in the quarter and six months ended May 31, 1995.

     Earnings per share from continuing operations declined $.07 per share for the quarter and for the six months, while total earnings per share increased $1.23 and $1.22 a share for the two respective periods. Total earnings per share for the two periods include the net income and net gain on disposition of the specialty chemicals business and the net loss on early extinguishment of debt. The decrease in the earnings per share from continuing operations for both periods was principally due to higher interest costs associated with the refinancing of the Company's long-term debt and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM, all of which occurred mainly in the third quarter of 1994. The reduction in interest expense as a result of the retirement of long-term debt discussed previously is estimated to be approximately $1,400 on an annual basis.

     The Company also expects to recognize annually approximately $656 in dividends on the cumulative, convertible preferred stock of Elcat, Inc., which was received as part of the proceeds from the sale of the specialty chemicals business. The dividend accumulates annually but is non-payable until the stock is called or redeemed. After three years, however, if the shares are still out-standing, a cash dividend of $200 will be received by the Company in fiscal year 1999, increasing ratably to the full $656 in fiscal year 2002.

     The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands such as FLEX-ALL 454 mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. Strategically, the Company continually evaluates its products and business as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater upside potential or to pay down indebtedness.

RESULTS OF OPERATIONS

     The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of revenues:


                                                   Three Months Ended  Six Months Ended
                                                         May 31,            May 31,
                                                   ------------------  -----------------
                                                     1995      1994     1995       1994
                                                     ----      ----     ----       ----
NET SALES .......................................    100.0%   100.0%    100.0%    100.0%
                                                     --------------     ---------------

COSTS AND EXPENSES:
  Cost of sales .................................    (31.6)   (28.6)    (31.8)    (30.4)
  Advertising and promotion .....................    (36.3)   (33.3)    (37.1)    (36.0)
  Selling, general and administrative ...........    (17.4)   (20.1)    (18.5)    (21.8)
                                                     ---------------    ----------------
     Total costs and expenses ...................    (85.3)   (82.0)    (87.4)    (88.2)
                                                     ---------------    ----------------

INCOME FROM OPERATIONS ..........................     14.7     18.0      12.6      11.8
                                                     ---------------    ----------------
OTHER INCOME (EXPENSE):
  Interest expense ..............................    (10.9)    (7.8)    (12.6)     (8.5)
  Investment income .............................      0.2      0.1       0.2       0.2
  Loss on product divestiture ...................        -     (2.2)        -      (1.3)
  Other, net ....................................        -        -         -         -
                                                     ---------------    ----------------
      Total other income (expense) ..............    (10.7)    (9.9)    (12.4)     (9.6)
                                                     ---------------    ----------------

INCOME BEFORE INCOME TAXES ......................      4.0      8.1       0.2       2.2
PROVISION FOR INCOME TAXES ......................     (1.5)    (3.0)     (0.1)     (0.8)
                                                     ---------------    ----------------

NET INCOME FROM CONTINUING
 OPERATIONS .....................................     2.5%     5.1%      0.1%      1.4%
                                                     ---------------    ----------------
                                                     ---------------    ----------------


COMPARISON OF THREE MONTHS ENDED MAY 31, 1995 AND 1994 FOR CONTINUING OPERATIONS


     Net sales for the three months ended May 31, 1995 increased $3,472, or 14.7%, to $27,114 as compared to $23,642 for the comparable period of the previous year. The increase in net sales was attributable to a $2,839, or 13.4%, increase in domestic consumer products sales to $24,026 from $21,187 last year and an increase of $633, or 25.8%, in international consumer products sales to $3,088 from $2,455.

     Increases in sales for the 1995 period were realized for the domestic consumer products' lines of BULLFROG (39.1%), ICY HOT (11.3%), CORNSILK (20.0%) and NORWICH Aspirin, while decreases were recognized for PAMPRIN (9.7%), FLEX-ALL 454 (26.2%), SUN-IN, ULTRASWIM and MUDD. Sales of BENZODENT and PHISODERM, products acquired in May and June 1994, respectively, were a combined $3,170 for the three months ended May 31, 1995. The decline in sales of the brands listed above reflects the maturation of these product lines and the increased competition in their respective product categories and markets.

     International consumer product sales for the 1995 period increased $559, or 125.7%, for the Canadian operation and $213, or 12.1%, for the United Kingdom business. U.S. export sales declined by $139 or 65.9% during the 1995 period. The addition of PHISODERM to the product line in Canada accounted for practically all of the net increase in sales in that country, although an increase was realized for the PAMPRIN brand. Sales increases for the SUN-IN and CORN SILK brands were realized in the current period by the United Kingdom division, while sales declines were recognized for the MUDD, BRONZ SILK and ULTRASWIM product lines.

     Cost of goods sold as a percentage of net sales increased to 31.6% from 28.6% in the 1994 period. The increase was largely the result of a shift in the product mix of sales of domestic consumer products to lower gross margin brands, e.g., BULLFROG, CORN SILK and PHISODERM, in the 1995 period.

     Advertising and promotion expenses increased by $1,985, or 25.2%, in the 1995 period and were 36.3% of net sales compared to 33.3% in the corresponding 1994 period. Increased expend-itures were provided in the current period for the BULLFROG, ICY HOT, PREMSYN PMS, SUN-IN, MUDD and CORNSILK brands as well as for the most recently acquired BENZODENT and PHISODERM product lines.

     The decrease of $21, or 0.4%, in selling, general and administrative expenses in the 1995 period was largely associated with reductions in administrative personnel costs.

     Interest expense increased by $1,116, or 60.4%, in the current period principally as a result of the refinancing of long-term debt in fiscal 1994 at higher interest rates and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM. The loss on a product divestiture in the 1994 period was the result of the sale of the ALGEMARIN-TM- product line in Canada.

     Income from continuing operations decreased by $528, or 44.1%, in the 1995 period. The decline mainly resulted from higher cost of goods sold, advertising, promotion and interest expenses despite an increase in sales.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1995 AND 1994 FOR CONTINUING OPERATIONS

     Net sales for the six months ended May 31, 1995 increased $5,130, or 12.4%, to $46,486 as compared to $41,356 for the same period of the previous year. The increase in net sales was attributable to a $3,750, or 10.0%, increase in domestic consumer products sales to $41,431 from $37,681 last year, and a $1,380, or 37.6%, increase in international consumer products sales to $5,055 from $3,675.

     For domestic consumer products, net sales increases in 1995 over 1994 were realized for the BULLFROG (33.1%), ICY HOT (8.1%) and CORN SILK (18.3%) brands, while decreases were recognized for the major product lines of NORWICH Aspirin, PAMPRIN (6.9%), FLEX-ALL 454 (25.8%), PREMSYN PMS, SUN-IN, ULTRASWIM and MUDD. Sales of BENZODENT and PHISODERM, products acquired in May and June of 1994, respectively, were a combined $5,345 for the six months ended May 31, 1995. The decline in sales of NORWICH Aspirin, PAMPRIN, FLEX-ALL 454, PREMSYN PMS, SUN-IN, ULTRASWIM and MUDD reflects the maturation of these product lines and the increased competition in their respective product categories and markets.

     International consumer product sales the first half of 1995 increased $973, or 136.9%, for the Canadian operation and $470, or 20.7%, for the United Kingdom business. The addition of PHISODERM to the product line in Canada accounted for practically all of the net increase in sales in that country, although increases were also realized for the PAMPRIN and MUDD brands. Sales increases for the SUN-IN and CORN SILK brands were realized in the current period by the United Kingdom division, while sales declines were recognized for the MUDD, BRONZ SILK and ULTRASWIM product lines. U.S. export sales showed a modest decline in the 1995 period.

     Cost of goods sold as a percentage of net sales increased to 31.8% from 30.4% in the 1994 period. The increase was primarily the result of a shift in the mix of sales of domestic consumer products to lower gross margin brands, e.g., BULLFROG, CORN SILK and PHISODERM, in the 1995 period.

     Advertising and promotion expenses increased by $2,371, or 15.9%, in the 1995 period and were 37.1% of net sales compared to 36.0% in the corresponding 1994 period. Increased expenditures were provided in the current period for the ICY HOT, PREMSYN PMS, MUDD and CORN SILK brands as well as for the most recently acquired BENZODENT and PHISODERM product lines.

     The decrease of $443, or 4.9%, in selling, general and administrative expenses in the 1995 period was largely associated with reductions in administrative personnel costs, short and long-term incentive plan accruals and outside legal services.

     Interest expense increased by $2,329, or 66.2%, in the current period principally as a result of the refinancing of long-term debt in fiscal 1994 at higher interest rates and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM. The loss on a product divestiture in the 1994 period was the result of the sale of the ALGEMARIN-TM- product line in Canada.

     Income from continuing operations decreased by $501, or 89.5%, in the 1995 period. The decline mainly resulted from higher cost of goods sold, advertising, promotion and interest expenses despite an increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1995, the Company had working capital of $8,891 compared to $13,109 at November 30, 1994, a decrease of $4,218 in the first six months of fiscal 1995. This represented 10.1% of total assets at May 31, 1995 and 15.3% of total assets at November 30, 1994.

     The Company's current ratio (current assets divided by current liabilities) was 1.36 at May 31, 1995 compared to 1.67 at November 30, 1994. The Company's quick ratio (cash equivalents, short-term investments and receivables divided by current liabilities) was 1.00 at May 31, 1995 compared to 1.08 at November 30, 1994.

     The decline in working capital and the current and quick ratios for the six months ended May 31, 1995 was largely due to the recognition of an additional estimated income tax payable of $6,046 associated with the sale of the specialty chemicals business.

     The payment of a special cash dividend of $20.00 per share in June 1993 and the indebtedness related thereto resulted in a significant increase in the Company's debt and a substantial shareholders' deficit at the time of the transaction and at May 31, 1995. Payments of principal and interest on the indebtedness incurred to finance the special dividend and the refinancing of such indebtedness have been a significant new use of the Company's funds.

     During the six months ended May 31, 1995, the Company decreased its long-term debt by a net amount of $14,213, which reflects primarily the application of the net cash proceeds from the sale of the specialty chemicals business previously discussed.

     Capital expenditures in the first six months of 1995 were $1,912, an increase of $917 over the corresponding 1994 period, and are not expected to exceed $3,500 for the 1995 fiscal year.

     In connection with the sale of the specialty chemicals business, management of the Company believes that it has recorded adequate amounts to cover costs related to environmental remediation of the property sold and other costs associated with the separation of the consumer products and specialty chemicals businesses. These estimated costs have been charged to the gain on the disposal of the specialty chemicals business.

     The Company believes that cash flows generated by operations, along with funds available under its bank credit facility and from borrowings against approximately $2,000 of cash value under certain insurance policies should be sufficient to fund the Company's current commitments and proposed operations.

     The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the six months ended May 31, 1995 and 1994, these subsidiaries accounted for 9% and 7% of total revenues, respectively, and 8% and 14% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. A gain of $7 and a loss of $33 for the six months ended May 31, 1995 and 1994, respectively, resulted from foreign currency transactions.

                           PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (1) Statement regarding computation of per share earnings
              (Exhibit 11).

          (2) Financial data schedule (Exhibit 27).

          (3) Sales and income of continuing operations by business unit (Exhibit 28).

     (b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended May 31, 1995:

          Form 8-K, dated April 11, 1995, regarding the announcement of the contract for the sale of the Company's specialty chemicals division to Chattem Chemicals, Inc., a wholly-owned subsidiary of Elcat, Inc.

          Form 8-K, dated May 26, 1995, regarding the closing of the sale of the Company's specialty chemicals division to Chattem Chemicals, Inc., a wholly-owned subsidiary of Elcat, Inc.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CHATTEM, INC.
                                            (Registrant)


Dated:       July 12, 1995                   \s\ Robert E. Bosworth
        ----------------------               ------------------------------
                                             Robert E. Bosworth,
                                              Executive Vice President
                                              and Chief Financial Officer
                                              (principal financial officer)


10QMAY