Form 10-Q
period 1995-08-31
CHATTEM INC
filed 1995-10-13
CIK 19520

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                                  FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995
                           COMMISSION FILE NUMBER 0-5905




                                   CHATTEM, INC.
                              A TENNESSEE CORPORATION
                    I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                               1715 WEST 38TH STREET
                            CHATTANOOGA, TENNESSEE 37409
                              TELEPHONE:  423-821-4571












REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF OCTOBER 13, 1995, 7,292,199 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                               CHATTEM, INC.
                                   INDEX



                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets, August 31, 1995 and
   November 30, 1994.................................................      3

  Condensed Consolidated Statements of Income for the Three and Nine
   Months Ended August 31, 1995 and 1994.............................      5

  Consolidated Statements of Cash Flows for the Nine Months Ended
   August 31, 1995 and 1994..........................................      6

  Notes to Condensed Consolidated Financial Statements...............      7

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................      9

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...........................     15

SIGNATURES...........................................................     16

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings...

EXHIBIT 27 - Financial Data Schedule.................................

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CHATTEM, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED AND IN THOUSANDS)



                                                                             AUGUST 31,          NOVEMBER 30,
                                                                               1995                  1994
                                                                          ---------------       -------------

ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS...........................................          $ 2,602              $ 3,034
  ACCOUNTS RECEIVABLE - NET...........................................           18,132               18,059
  REFUNDABLE AND DEFERRED INCOME TAXES................................              852                1,015
  INVENTORIES.........................................................            6,536                6,247
  PREPAID EXPENSES AND OTHER CURRENT ASSETS...........................            1,647                1,745
  NET CURRENT ASSETS OF DISCONTINUED OPERATIONS.......................              -                  2,584
                                                                            ------------           -----------
    TOTAL CURRENT ASSETS..............................................           29,769               32,684
                                                                            ------------           -----------


PROPERTY, PLANT AND EQUIPMENT - NET...................................            9,232                8,491
                                                                            ------------           -----------

OTHER NONCURRENT ASSETS:
  INVESTMENT IN CUMULATIVE, CONVERTIBLE PREFERRED STOCK...............            5,000                   -
  PATENTS, TRADEMARKS AND OTHER
   PURCHASED PRODUCT RIGHTS, NET......................................           31,179                32,455
  DEBT ISSUANCE COSTS, NET............................................            3,135                 3,771
  DEFERRED INCOME TAXES...............................................            1,857                 1,598
  OTHER...............................................................            3,917                 4,012
  NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS....................              -                   2,788
                                                                            ------------           -----------

    TOTAL OTHER NONCURRENT ASSETS.....................................           45,088                44,624
                                                                            ------------           -----------

      TOTAL ASSETS....................................................          $84,089               $85,799
                                                                            ============           ===========


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CHATTEM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           (UNAUDITED AND IN THOUSANDS)



                                                                             AUGUST 31,          NOVEMBER 30,
                                                                               1995                  1994
                                                                          ---------------       -------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  CURRENT MATURITIES OF LONG-TERM DEBT.................................        $ 1,500              $ 2,500
  ACCOUNTS PAYABLE.....................................................          3,898                4,942
  PAYABLE TO BANK......................................................            -                  1,301
  ACCRUED INCOME TAXES.................................................          3,877                  123
  ACCRUED ADVERTISING AND PROMOTION....................................          2,695                1,994
  ACCRUED INTEREST PAYABLE.............................................          1,864                4,340
  ACCRUED ESTIMATED SPECIALTY CHEMICALS DIVESTITURE COSTS..............          1,662                  -
  OTHER ACCRUED LIABILITIES............................................          3,432                4,375
                                                                            --------------         -----------
      TOTAL CURRENT LIABILITIES........................................         18,928               19,575
                                                                            --------------         -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES................................         81,544               94,486
                                                                            --------------         -----------

ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS............................          1,346                1,289
                                                                            --------------         -----------

SHAREHOLDERS' DEFICIT:
  COMMON SHARES, WITHOUT PAR VALUE, AT STATED VALUE....................          1,519                1,519
  PAID-IN SURPLUS......................................................         51,780               51,797
  ACCUMULATED DEFICIT..................................................        (69,454)             (81,352)
                                                                            --------------         -----------

    TOTAL..............................................................        (16,155)             (28,036)

  FOREIGN CURRENCY TRANSLATION ADJUSTMENT..............................         (1,574)              (1,515)
                                                                            --------------         -----------

      TOTAL SHAREHOLDERS' DEFICIT......................................        (17,729)             (29,551)
                                                                            --------------         -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
         DEFICIT.......................................................        $84,089              $85,799
                                                                            ==============         ===========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          CHATTEM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            FOR THE THREE                        FOR THE NINE
                                                             MONTHS ENDED                        MONTHS ENDED
                                                              AUGUST 31,                          AUGUST 31,
                                                       ------------------------           --------------------------
                                                          1995          1994                  1995           1994
                                                       ----------    ----------           -----------     ----------

NET SALES.............................................   $28,990       $25,954               $75,476        $67,310
                                                       ----------    ----------           -----------     ----------

COSTS AND EXPENSES:
  COST OF SALES.......................................     8,362         7,380                23,147         19,938
  ADVERTISING AND PROMOTION...........................    10,182         9,056                27,451         23,952
  SELLING, GENERAL AND ADMINISTRATIVE.................     5,241         5,171                13,838         14,211
                                                       ----------    ----------           -----------     ----------
    TOTAL COSTS AND EXPENSES..........................    23,785        21,607                64,436         58,101
                                                       ----------    ----------           -----------     ----------

INCOME FROM OPERATIONS................................     5,205         4,347                11,040          9,209
                                                       ----------    ----------           -----------     ----------

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE....................................    (2,701)       (2,922)               (8,548)        (6,441)
  INVESTMENT INCOME...................................       198            49                   283            121
  LOSS ON PRODUCT DIVESTITURE.........................        -             -                     -            (512)
  OTHER, NET..........................................        11           483                    19            477
                                                       ----------    ----------           -----------     ----------
    TOTAL OTHER INCOME (EXPENSE)......................    (2,492)       (2,390)               (8,246)        (6,355)
                                                       ----------    ----------           -----------     ----------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.........................................     2,713         1,957                 2,794          2,854
PROVISION FOR INCOME TAXES............................     1,040           745                 1,062          1,082
                                                       ----------    ----------           -----------     ----------
INCOME FROM CONTINUING OPERATIONS.....................     1,673         1,212                 1,732          1,772
                                                       ----------    ----------           -----------     ----------
DISCONTINUED OPERATIONS:
  INCOME FROM OPERATIONS, LESS PROVISIONS FOR INCOME
   TAXES OF $153, $414  AND $597, RESPECTIVELY........        -            239                   675            979
  GAIN ON DISPOSAL, LESS PROVISION FOR INCOME TAXES
    OF $6,046.........................................        -             -                  9,863             -
                                                       ----------    ----------           -----------     ----------
     TOTAL DISCONTINUED OPERATIONS....................        -            239                10,538            979
                                                       ----------    ----------           -----------     ----------
INCOME BEFORE EXTRAORDINARY LOSS......................     1,673         1,451                12,270          2,751
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
 OF DEBT, NET.........................................        -         (1,556)                 (367)        (1,556)
                                                       ----------    ----------           -----------     ----------

NET INCOME (LOSS).....................................   $ 1,673       $  (105)              $11,903        $ 1,195
                                                       ==========    ==========           ===========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING.................     7,292         7,292                 7,292          7,292
                                                       ==========    ==========           ===========     ==========
NET INCOME (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS...............................   $  0.23       $  0.17               $  0.24        $  0.24
  DISCONTINUED OPERATIONS.............................     -              0.03                  1.44           0.14
  EXTRAORDINARY LOSS..................................     -             (0.21)                (0.05)         (0.21)
                                                       ----------    ----------           -----------     ----------
    NET INCOME (LOSS) PER COMMON SHARE................   $  0.23       $ (0.01)              $  1.63        $  0.17
                                                       ==========    ==========           ===========     ==========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        CHATTEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                            AUGUST 31,
                                                                                    --------------------------
                                                                                       1995            1994
                                                                                    ----------      ----------
OPERATING ACTIVITIES:
  NET INCOME ................................................................        $ 11,903        $  1,195
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION............................................           2,961           2,720
    GAIN ON SALE OF SPECIALTY CHEMICALS DIVISION.............................          (9,863)             -
    LOSS ON PRODUCT DIVESTITURE..............................................              -              513
    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET..................             367           1,556
    OTHER, NET...............................................................            (221)            100
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      DECREASE IN ACCOUNTS RECEIVABLE........................................             402             532
      DECREASE (INCREASE) IN INVENTORIES.....................................            (390)          3,588
      DECREASE (INCREASE) IN PREPAID EXPENSES................................              81            (474)
      DECREASE (INCREASE) IN REFUNDABLE AND DEFERRED INCOME TAXES............             (97)            515
      DECREASE IN ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...................          (5,534)         (2,066)
      DECREASE IN PAYABLE TO BANK............................................          (1,301)         (1,058)
      INCREASE (DECREASE) IN INCOME TAXES PAYABLE............................          (1,944)            123
                                                                                    ----------      ----------
        NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES.................          (3,636)          7,244
                                                                                    ----------      ----------
INVESTING ACTIVITIES:
  PURCHASES OF PROPERTY, PLANT AND EQUIPMENT.................................          (2,398)         (1,975)
  PROCEEDS FROM SALE OF SPECIALTY CHEMICALS DIVISION, NET....................          18,747              -
  COST OF PRODUCT ACQUISITIONS...............................................              -          (19,500)
  OTHER, NET.................................................................             173             135
                                                                                    ----------      ----------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..................          16,522         (21,340)
                                                                                    ----------      ----------
FINANCING ACTIVITIES:
  PROCEEDS FROM LONG-TERM DEBT BORROWINGS....................................          31,100         120,012
  REPAYMENT OF LONG-TERM DEBT................................................         (45,225)       (105,000)
  DEFERRED FINANCING COSTS...................................................            (167)         (4,038)
  PROCEEDS FROM SALE OF INTEREST RATE CAP....................................             984              -
  PROCEEDS FROM SALE OF STOCK WARRANTS.......................................              -              955
                                                                                    ----------      ----------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................         (13,308)         11,929
                                                                                    ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.................................................................             (10)              8
                                                                                    ----------      ----------
CASH AND CASH EQUIVALENTS:
  DECREASE FOR THE PERIOD....................................................            (432)         (2,159)
  AT BEGINNING OF PERIOD.....................................................           3,034           4,462
                                                                                    ----------      ----------
  AT END OF PERIOD...........................................................         $ 2,602         $ 2,303
                                                                                    ==========      ==========
CASH PAYMENTS FOR:
  INTEREST...................................................................         $11,196         $ 5,510
                                                                                    ==========      ==========
  INCOME TAXES...............................................................         $ 3,705         $    61
                                                                                    ==========      ==========

NONCASH INVESTING ACTIVITIES-RECEIVED $5,000 OF 13.125% CUMULATIVE, CONVERTIBLE PREFERRED STOCK IN CONNECTION WITH SALE OF SPECIALTY CHEMICALS DIVISION ON MAY 26, 1995.

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

3. The results of operations for the three and nine months ended August 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the 1995 presentation.

5. As of August 31, 1995, there is a remaining accrual of approximately $224 related to the nonrecurring and unusual charges discussed in Note 13 of Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended November 30, 1994.

6. Inventories consisted of the following:


                                             August 31,        November 30,
                                               1995                1994
                                             ----------        ------------
          Raw materials..................... $    3,860        $      3,312
          Finished goods and work in process      5,160               5,334
          Excess of current cost over LIFO
           values...........................     (2,484)             (2,399)
                                             ----------        ------------
                 Total inventories.......... $    6,536        $      6,247
                                             ==========        ============

7. On May 26, 1995, the Company completed the sale of its specialty chemicals
   division to   Chattem Chemicals, Inc., a wholly-owned subsidiary of Elcat,
   Inc. (the "Parent"). The Company received $25,000 from the sale of the specialty chemicals division consisting of $20,000 in cash and $5,000 of 13.125% cumulative, convertible preferred stock of the Parent. The net cash proceeds of approximately $12,000 were used to repay long-term debt. The Company recognized a gain of $9,863 from the sale and an extraordinary charge (after tax) of $367 relating to the early extinguishment of the debt.

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

GENERAL

       From continuing operations, in the quarter and nine months ended August 31, 1995, the Company experienced an increase in sales of $3,036, or 11.7%, to $28,990 from $25,954 for the quarter, and an increase of $8,166, or 12.1%, to $75,476 from $67,310 for the nine month period. Operating income increased by $858, or 19.7%, to $5,205 from $4,347 for the quarter and by $1,831, or 19.9%, to $11,040 from $9,209 for the nine month period.

       Discontinued operations, representing the specialty chemicals division sold to Elcat, Inc.'s wholly-owned subsidiary, Chattem Chemicals, Inc., on May 26, 1995, realized income from operations of $675 for the six months ended May 31, 1995. A net gain of $9,863 on the sale was also recorded during the same period.

       A net extraordinary loss of $367, resulting from the early extinguishment of debt with the net cash proceeds received from the sale of the specialty chemicals division, was also recognized in the six months ended May 31, 1995.

       Earnings per share from continuing operations increased $.06 per share for the quarter but were unchanged for the nine months, while total earnings per share increased $.24 and $1.46 a share for the respective periods. Total earnings per share for the nine months ended August 31, 1995 include the net income and net gain on disposition of the specialty chemicals division and the net loss on early extinguishment of debt. The reduction in interest expense as a result of the retirement of long-term debt discussed previously is estimated to be approximately $1,400 on an annual basis.

       The Company also expects to recognize annually approximately $656 in dividends on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale of the specialty chemicals division. The dividend accumulates annually but is non-payable until the stock is called or redeemed. After three years, however, if the shares are still outstanding, a cash dividend of $200 will be received by the Company in fiscal year 1999, increasing ratably to the full $656 in fiscal year 2002.

       The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As high growth brands such as FLEX-ALL 454 mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. Strategically, the Company continually evaluates its products and business as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater potential or to reduce indebtedness.

RESULTS OF OPERATIONS

       The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales:



                                                   Three Months Ended          Nine Months Ended
                                                       August 31,                  August 31,
                                                   ------------------          -----------------
                                                   1995          1994          1995         1994
                                                   ----          ----          ----         ----

NET SALES......................................... 100.0%        100.0%        100.0%       100.0%
                                                   ------        ------        ------       ------
COSTS AND EXPENSES:
 Cost of sales....................................  28.8          28.4          30.7         29.6
 Advertising and promotion........................  35.1          34.9          36.4         35.6
 Selling, general and administrative..............  18.1          19.9          18.3         21.1
                                                   ------        ------        ------       ------
   Total costs and expenses.......................  82.0          83.2          85.4         86.3
                                                   ------        ------        ------       ------

INCOME FROM OPERATIONS............................  18.0          16.8          14.6         13.7
OTHER INCOME (EXPENSE):
 Interest expense.................................  (9.3)        (11.3)        (11.3)        (9.6)
 Investment income................................   0.7           0.2           0.4          0.2
 Loss on product divestiture......................     -             -             -         (0.8)
 Other, net.......................................     -           1.9             -          0.7
                                                   ------        ------        ------       ------
   Total other income (expense)...................  (8.6)         (9.2)        (10.9)        (9.5)
                                                   ------        ------        ------       ------

INCOME BEFORE INCOME TAXES........................   9.4           7.6           3.7          4.2
PROVISION FOR INCOME TAXES........................   3.6           2.9           1.4          1.6
                                                   ------        ------        ------       ------

NET INCOME FROM CONTINUING OPERATIONS.............   5.8%          4.7%          2.3%         2.6%
                                                   ======        ======        ======       ======


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1995 AND 1994 FOR CONTINUING OPERATIONS

       Net sales for the three months ended August 31, 1995 increased $3,036, or 11.7%, to $28,990 as compared to $25,954 for the comparable period of the previous year. The increase in net sales was attributable to a $2,073, or 9.0%, increase in domestic consumer products sales to $25,063 from $22,990 in 1994 and an increase of $963, or 32.5%, in international consumer products sales to $3,927 from $2,964.

       Increases in net sales for the 1995 period were realized for the domestic consumer products lines of BULLFROG (26.3%), PAMPRIN (17.9%), SUN-IN (39.8%), ICY HOT, ULTRASWIM MUDD, BENZODENT and PHISODERM, while decreases were recognized for, CORNSILK (13.4%), FLEX-ALL 454 (10.7%) and NORWICH Aspirin. The decline in sales of the brands listed above reflects the maturation of these product lines or the increased competition in their respective product categories and markets. All sales variances were largely the result of changes in volume.

       International consumer product sales for the 1995 period decreased $15, or 1.7%, for the Canadian operation but increased $1,016, or 56.3%, for the United Kingdom business. U.S. export sales declined by $38, or 15.9%, during the 1995 period. Despite a 49.3% increase in sales of

PHISODERM in Canada, declines in sales of the other major product lines resulted in a modest net sales decrease in that country. Sales increases for the SUN-IN, CORNSILK and MUDD brands were realized in the current period in the United Kingdom, while sales declines were recognized for the BRONZ SILK and ULTRASWIM product lines. All sales variances were principally due to volume changes.

       Cost of goods sold as a percentage of net sales increased to 28.8% in 1995 from 28.4% in the 1994 period. The small increase was largely the result of a shift in product mix of sales of domestic consumer products to lower gross margin brands, e.g., SUN-IN and MUDD, in the 1995 period and an increase in fixed manufacturing overhead costs.

       Advertising and promotion expenses increased by $1,126, or 12.4%, in the 1995 period and were 35.1% of net sales compared to 34.9% in the corresponding 1994 period. Increased expenditures were provided in the current period for the PREMSYN PMS, MUDD and CORNSILK brands as well as for the most recently acquired BENZODENT and PHISODERM product lines.

       The increase of $70, or 1.4%, in selling, general and administrative expenses in the 1995 period was largely associated with increases in direct selling costs, e.g., sales commissions and field sales expenses, as a result of the increased sales. Reductions in general and administrative expenses were also recognized, especially in the administrative personnel and related cost areas.

       Interest expense decreased by $221, or 7.6%, in the current period principally due to the retirement of long-term debt at the end of May, 1995 with the net proceeds from the sale of the specialty chemicals division.

       Income from continuing operations increased by $461, or 38.0%, in the 1995 period. The increase mainly resulted from greater sales and a reduction in interest expense.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1995 AND 1994 FOR CONTINUING
OPERATIONS

       Net sales for the nine months ended August 31, 1995 increased $8,166, or 12.1%, to $75,476 as compared to $67,310 for the same period of the previous year. The increase in net sales was attributable to a $5,823, or 9.6%, increase in domestic consumer products sales to $66,494 from $60,671 last year and a $2,343, or 35.3%, increase in international consumer products sales to $8,982 from $6,639.

       For domestic consumer products, net sales increases in 1995 over 1994 were realized for the BULLFROG (31.1%), ICY HOT (6.7%), CORNSILK (4.2%), PAMPRIN, SUN-IN and MUDD brands, while decreases were recorded for the major product lines of FLEX-ALL 454 (21.1%), PREMSYN PMS, ULTRASWIM and NORWICH Aspirin. Sales of BENZODENT and PHISODERM, products acquired in May and June 1994, respectively, increased a combined $6,697 over their respective 1994 short periods. All sales variances, except for the PAMPRIN brand, were largely the result of changes in volume.

       International consumer product sales in the first nine months of 1995 increased $958, or 58.7%, for the Canadian operation and $1,487, or 36.5%, for the United Kingdom business. The addition of PHISODERM to the product line in Canada accounted for practically all of the net increase in sales in that country, although increases were realized for the PAMPRIN, MUDD and

SUN-IN brands. Decreases in sales of the CORNSILK and FLEX-ALL 454 products were recorded also. Sales increases for the SUN-IN and CORNSILK brands were recognized in the current period in the United Kingdom, while sales declines were recorded for the BRONZ SILK and ULTRASWIM product lines. U.S. export sales showed a modest decline in the 1995 period. All sales variances were principally due to volume changes.

       Cost of goods sold as a percentage of net sales increased to 30.7% in 1995 from 29.6% in the 1994 period. The 1995 increase was primarily the result of a shift in the mix of sales of domestic consumer products to lower gross margin brands, e.g., SUN-IN, MUDD and CORNSILK, and an increase in fixed manufacturing overhead costs.

       Advertising and promotion expenses increased $3,499, or 14.6%, in the 1995 period and were 36.4% of net sales compared to 35.6% in the corresponding 1994 period. Increased expenditures were provided in the current period for the BULLFROG, ICY HOT, PREMSYN PMS, SUN-IN, MUDD and CORNSILK brands as well as for the most recently acquired BENZODENT and PHISODERM product lines.

       The decrease of $373, or 2.6%, in selling, general and administrative expenses in the 1995 period was largely associated with reductions in administrative personnel costs, short and long-term incentive plan accruals and outside legal services.

       Interest expense increased $2,107, or 32.7%, in the current period principally as a result of the refinancing of long-term debt in fiscal 1994 at higher interest rates and increased outstanding indebtedness related to the acquisitions of BENZODENT and PHISODERM. The loss on a product divestiture in the 1994 period was the result of the sale of the ALGEMARIN-TM-product line in Canada.

       Income from continuing operations decreased by $40, or 2.3%, in the 1995 period. The decline mainly resulted from higher cost of goods sold, advertising, promotion and interest expenses despite an increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

       At August 31, 1995, the Company had working capital of $10,841 compared to $13,109 at November 30, 1994, a decrease of $2,268 in the first nine months of fiscal 1995. This represented 12.9% of total assets at August 31, 1995 and 15.3% of total assets at November 30, 1994.

       The Company's current ratio (current assets divided by current liabilities) was 1.57 at August 31, 1995 compared to 1.67 at November 30, 1994. The Company's quick ratio (cash equivalents, short-term investments and receivables divided by current liabilities) was 1.10 at August 31, 1995 compared to 1.08 at November 30, 1994.

       The decline in working capital and the current ratio for the nine months ended August 31, 1995 was largely due to the recognition of an additional estimated income tax payable and accrued divestiture costs, both of which were associated with the sale of the specialty chemicals division.

       Additional working capital ratios for the indicated periods are as follows:


                                                  Nine Months Ended
                                                      August 31,
                                                  -----------------              Year Ended
             Ratios                               1995         1994           November 30, 1994
             ------                               ----         ----           -----------------

Average accounts receivable turnover .........    4.03         3.80                   5.30
Average inventory turnover ...................    3.51         2.50                   3.78


       The payment of a special cash dividend of $20.00 per share in June 1993 and the indebtedness related thereto resulted in a significant increase in the Company's debt and a substantial shareholders' deficit at the time of the transaction and at August 31, 1995. Payments of principal and interest on the indebtedness incurred to finance the special dividend and the refinancing of such indebtedness have been a significant new use of the Company's funds.

       During the nine months ended August 31, 1995, the Company decreased its long-term debt by a net amount of $13,942, which reflects the application of the net cash proceeds from the sale of the specialty chemicals division previously discussed.

       Capital expenditures in the first nine months of 1995 were $2,398, an increase of $423 over the corresponding 1994 period, and are not expected to exceed $3,500 for the 1995 fiscal year.

       In connection with the sale of the specialty chemicals division, management of the Company believes that it has recorded adequate amounts to cover costs related to environmental remediation of the property sold and other costs associated with the separation of the consumer products and specialty chemicals businesses. These estimated costs have been charged to the gain on the disposal of the specialty chemicals division.

       The negative cash flow from operating activities for the nine months ended August 31, 1995, reflects the absence in the third quarter of fiscal 1995 of cash generated by the divested specialty chemicals division as well as large payments for interest and income taxes related to the gain on the sale of that division.

       The Company believes that cash flows to be generated by operations, along with funds available under its bank credit facility and from borrowings against approximately $2,000 of cash value under certain insurance policies, will be sufficient to fund the Company's current commitments and proposed operations.

       The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the nine months ended August 31, 1995 and 1994, these subsidiaries accounted for 11% and 9%, respectively, of total revenues and 10% of total assets for each period. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $9 and

$24 for the nine months ended August 31, 1995 and 1994, respectively, resulted from foreign currency transactions.

                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                 (1) Statement regarding computation of per share earnings
                     (Exhibit 11).

                 (2) Financial data schedule (Exhibit 27).

         (b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended August 31, 1995:

             Form 8-K, dated July 26, 1995, regarding note 14 to the Company's audited financial statements included in its 1994 Annual Report to Shareholders, consolidating condensed financial data of its wholly-owned subsidiary, Signal Investment & Management Co.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHATTEM, INC.
                                         (Registrant)


Dated:   October 13, 1995                \s\ Robert E. Bosworth
       ----------------------            ----------------------------------
                                         Robert E. Bosworth,
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (principal financial officer)






10QMAY