Form 10-K
period 1995-11-30
CHATTEM INC
filed 1996-02-28
CIK 19520

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                                  ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995       COMMISSION FILE NUMBER 0-5905

                                 CHATTEM, INC.
                           A TENNESSEE CORPORATION
               I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                            1715 WEST 38TH STREET
                        CHATTANOOGA, TENNESSEE  37409
                          TELEPHONE:  423-821-4571

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                          WHICH REGISTERED
              NONE                                          NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                       COMMON STOCK, WITHOUT PAR VALUE

REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K WILL BE CONTAINED IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN
PART III OF THIS FORM 10-K.

AS OF FEBRUARY 21, 1996, THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $20,801,317.
AS OF FEBRUARY 21, 1996, 7,292,199 COMMON SHARES WERE OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 1995 (THE "1995 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 8, 1996 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                  PART I



ITEM 1.  BUSINESS

GENERAL

Chattem, Inc. (the "Company") was incorporated in Tennessee in 1909 after having commenced business operations in 1879. The Company is a diversified manufacturer and marketer of consumer products. The Company manufactures and markets branded over-the-counter ("OTC") pharmaceuticals, such as FLEX-ALL 454, ICY HOT, PAMPRIN, PREMSYN PMS, BENZODENT and NORWICH Aspirin, and functional toiletries and cosmetics, including CORN SILK, BULLFROG, ULTRASWIM, SUN-IN,
MUDD and PHISODERM. In the OTC drug market, the Company believes that its topical analgesic and menstrual and premenstrual internal analgesic brands are among the market leaders in the U.S. in their categories. Certain of the Company's functional toiletries and cosmetics products, such as SUN-IN and ULTRASWIM, are believed by the Company to be brand leaders in the U.S. in their categories.

The Company's growth strategy is to seek continued growth through a combination of brand acquisitions and internal growth. As a part of this strategy, the Company continually evaluates its products and businesses, and in instances in which products or businesses fail to realize the Company's objectives, the Company will dispose of these products or businesses and redeploy these assets to products and businesses with greater growth potential.

The Company conducts certain aspects of its business through four wholly owned subsidiaries. One subsidiary owns or licenses substantially all of the trademarks and intangibles associated with its domestic consumer products business and licenses the Company's use thereof. Certain foreign sales operations are conducted through Canadian and United Kingdom subsidiaries. Product liability insurance is provided by a captive insurance subsidiary incorporated in Bermuda.

For purposes of this report, the "Company" refers to Chattem, Inc. and its wholly-owned subsidiaries. Trademarks of the Company appear in this report in all capitalized letters.

DEVELOPMENTS DURING FISCAL 1995

On May 26, 1995, the Company completed the sale of its specialty chemicals division to privately- held Elcat, Inc. ("Elcat"). The Company received $25,000,000 from the sale of the specialty chemicals division consisting of $20,000,000 in cash and $5,000,000 of 13.125% cumulative, convertible preferred stock of Elcat. The net cash proceeds were used to repay long-term debt of approximately $12,000,000. The Company recognized a net gain of $9,334,000 (net of tax)from the sale and an extraordinary charge (after tax) of $367,000 relating to the early extinguishment of the debt.

The results of operations and the gain on disposal of the specialty chemicals division have been separately classified as discontinued operations in the accompanying consolidated statements of income.

The Company's operations continue to be affected by the payment of a special cash dividend ("Special Dividend") of $20.00 per share in June, 1993 to holders of its common stock. In order to pay the Special Dividend and related fees and expenses, the Company borrowed approximately $97,000,000. The funding of the Special Dividend resulted in a substantial negative balance in the Company's shareholders' equity and significantly increased the use of leverage in the Company's capital structure. The consequences to the Company have been significantly increased interest expense and repayment obligations and more vulnerability to adverse business conditions.


PRODUCTS

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, being flexible in modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company manufactures substantially all of its products at its manufacturing facility in Chattanooga, Tennessee.

The Company's product brands are:

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

The following table sets forth the Company's net sales attributable to domestic and international OTC pharmaceutical products, functional toiletries and cosmetics products, other products and total consumer products during the past three fiscal years (dollars in thousands):

                                                           FISCAL YEAR ENDED
                                      --------------------------------------------------------------
                                        NOVEMBER 30, 1995    NOVEMBER 30, 1994   NOVEMBER 30, 1993
                                        -----------------    -----------------   -----------------
PRODUCT CLASS                           SALES   PERCENTAGE   SALES  PERCENTAGE   SALES   PERCENTAGE
-------------                           -----   ----------   -----  ----------   -----   ----------
Domestic:
 OTC Pharmaceuticals................. $ 48,700     48.4%    $51,673    54.8%    $49,590    55.2%
 Functional Toiletries and
  Cosmetics..........................   37,519     37.3      29,888    31.7      25,920    28.9
International:
 OTC Pharmaceuticals.................    2,463      2.5       2,243     2.4       3,361     3.7
 Functional Toiletries and
  Cosmetics..........................   10,885     10.8       9,484    10.0       9,908    11.0
Other Products.......................    1,031      1.0       1,082     1.1       1,082     1.2
                                      --------    -----     -------   -----     -------   -----
 Total Consumer Products............. $100,598    100.0%    $94,370   100.0%    $89,861   100.0%
                                      --------    -----     -------   -----     -------   -----

GROWTH STRATEGY

The Company's consumer products have historically grown through acquisition of new brands and expansion of existing brands. The Company seeks acquisitions of embryonic brands which have achieved success in limited geographic regions or of more developed brands with unrealized potential. With embryonic brands, the Company utilizes its marketing ability, sales force and manufacturing capabilities to build on the regional strength of the brand and launch the product nationally. For example, prior to its acquisition by the Company, FLEX-ALL 454 had developed a significant market share in Denver and Phoenix, but was virtually unknown in the balance of the country. After its acquisition by the Company in 1989, FLEX-ALL 454, which had sales of less than $1,000,000 at the time of acquisition, had exceeded $15,000,000 in gross sales in each of 1995 and 1994. As to brands with unrealized potential, the Company seeks to acquire from larger firms brands that have been undermarketed because the products are not of sufficient size to warrant attention by the larger firms. Two products in this category were acquired in 1994: BENZODENT, a dental analgesic cream acquired from The Procter & Gamble Company ("Procter & Gamble"), and PHISODERM, a line of facial cleaners acquired from Sterling Winthrop Inc. ("Sterling"). ICY HOT is an earlier example of this type of acquisition and has experienced significant growth since its acquisition in 1991. In considering product acquisitions, the Company also seeks products that complement existing brands through increased marketing presence, shared promotions and shared distribution channels.

The Company endeavors to expand its existing products through line extensions of existing brands, which capitalize on consumer awareness of the brand names. An example of this strategy was the introduction and national launch of Maximum Strength FLEX-ALL 454 in August 1993. As another example, the Company plans a national launch of PHISODERM Antibacterial skin cleanser during 1996. Efforts are also made to develop new and creative marketing strategies and executions to expand both trade distribution and consumer usage.

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

ICY HOT provides the Company with a second entry into the topical analgesic market segment. ICY HOT is an extra strength dual action product, as distinguished from FLEX-ALL 454. The Company supports this brand with national advertising and strong promotional programs.

In the menstrual analgesic segment, the Company markets PAMPRIN, a combination drug specifically designed for relief of menstrual symptoms, and PREMSYN PMS, a product formulated to relieve mild to moderate symptoms of premenstrual syndrome. PAMPRIN was developed internally by the Company over 30 years ago, while PREMSYN PMS was introduced by the Company in 1983. Factors affecting the menstrual analgesic segment include the introduction of competing general analgesic brands of ibuprofen for OTC distribution in 1986, the introduction by Procter & Gamble of another non-steroidal general analgesic product in 1994 along with demographic trends of target consumers, women aged 18 to 49.

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

Additionally, the Company manufactures and markets on a regional basis two smaller proprietary drug brands: SOLTICE, an external analgesic, and BLIS-TO-SOL, an anti-fungal product.

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

MUDD is a line of clay-based products which provide deep cleansing of the face for healthier, cleaner skin. Target customers for MUDD are women between the ages of 18 and 49. In fiscal 1995, the Company relaunched MUDD with improved formulas and updated packaging. The relaunch was supported by television advertising and promotional programs.

PHISODERM is a line of facial cleansers consisting of several formulas of liquid cleansers, including one for infants, and a bar soap. Acquired in 1994, PHISODERM is the Company's second entry into the facial cleanser category. Positioned as a deep cleaning but gentle facial cleanser, the Company, in fiscal 1995, improved the formula, updated the packaging and provided television advertising and promotional support to enable this brand to regain the larger market share it once enjoyed.


INTERNATIONAL

The Company's products are also sold in foreign countries. This international business is concentrated in Canada, Europe and Central and South America.

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

The Company's export division services various distributors primarily located in the Caribbean, Mexico and Peru. The Company sells various products into these markets with the primary focus being the development of its OTC pharmaceuticals, principally ICY HOT and PAMPRIN. The Company continues to look for established distributors in Central and South America.

MANUFACTURING

The Company manufactures a substantial portion of its products at its Chattanooga plant. Currently, the Company has adequate capacity to meet anticipated demand for its products. New products can generally be manufactured with the adaptation of existing equipment and facilities, with the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2 in this report.

To monitor the quality of its products, the Company maintains an internal quality control system supported by an on-site microbiology laboratory. Outside consultants also are employed from time to time to monitor product development and the effectiveness of the Company's operations.

The Company has not experienced any material adverse effect on its business as a result of shortages of energy or other raw materials used in the manufacture of its products. At present, the Company does not foresee any significant problems in obtaining its requirements at reasonable prices, but no assurances can be given that raw material or energy shortages will not adversely affect its operations in the future.


RESEARCH AND DEVELOPMENT

The Company's research and development expenditures were $1,140,000, $893,000 and $930,000 in the fiscal years ended November 30, 1995, 1994 and 1993, respectively. No material customer-sponsored research and development activities were undertaken during these periods. The Company expects to maintain the same general level of expenditures in fiscal 1996.

The research and development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of its overall strategy.

DISTRIBUTION

The Company's domestic products are sold through thousands of food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada and the Company's own sales force in the United Kingdom and by exclusive distributors in Western Europe and Central and South America to mass distribution channels.

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

The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscal 1995 to support several promotions and normal buildup for orders on seasonal products. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.

MARKETING

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 37.0%, 35.3%, and 40.4%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1995, 1994 and 1993. Due to the maturation of the brand and the decision to strongly support other brands, advertising and promotion expenses to support FLEX-ALL 454 were reduced in fiscal 1995 by 18.9%.

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

The Company works directly with retailers to develop for each brand promotional calendars and campaigns that are customized to the particular requirements of the individual retailer. The programs, which include cooperative advertising, temporary price reductions, in-store displays and special events, are designed to obtain or enhance distribution at the retail level and to reach the ultimate consumers of the product. The Company also utilizes consumer promotions such as coupons, samples and trial sizes to increase the trial and consumption of the products.


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


TRADEMARKS AND PATENTS

The Company's trademarks are of material importance to its business and are among its most important assets, although, except in the case of the FLEX-ALL 454 trademark, its business as a whole is not materially dependent upon ownership of any one trademark. The Company, either through a wholly-owned subsidiary or directly, owns or licenses all of the trademarks associated with its business. All of the Company's brands have recognized trademarks associated with them, and the Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are timely renewed and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

The Company also owns patents related to the ULTRASWIM shampoo and CORN SILK facial powder, both of which expire in 1998, and ICY HOT stick topical analgesic, which expires in 2007. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.

GOVERNMENT REGULATION

The Company's products are generally subject to government regulations, primarily those of the U.S. Food and Drug Administration ("FDA"). Certain of the Company's consumer products are regulated by the FDA as OTC drugs, with the rest of the products being regulated as "cosmetics". All such products must comply with FDA regulations governing the safety of the products themselves or the ingredients used in their manufacture. FDA regulations for all pharmaceutical products also include requirements for product labeling and for adherence to "current good manufacturing practices".

All of the Company's OTC drug products are regulated pursuant to the FDA's "monograph" system for OTC drugs. The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products (e.g., topical analgesics). Compliance with monograph provisions means that the product is generally recognized as safe and effective, and is not misbranded. Future changes in the monographs could result in the Company having to revise product labeling and formulations.

The Company responded to certain questions received from FDA early in 1995 in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in PAMPRIN and PREMSYN PMS. While the Company addressed all of the FDA questions in detail, the final monograph for menstrual drug products will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. Additional clinical testing of this ingredient may be required.

The Company has been actively monitoring the process and does not believe that PAMPRIN and PREMSYN PMS will be materially adversely affected by the FDA review. The Company believes that any adverse finding by the FDA would likewise affect the Company's principal competitors in the menstrual product category.

With regard to all of the Company's products, the FDA may revise applicable regulations or provide new interpretations of existing regulations which could necessitate product labeling changes, reformulations or other changes in the Company's products or the conduct of its business. While it is impossible to predict the impact of future FDA actions, to date the Company has not been adversely affected as a result of compliance with FDA regulations.

In addition to the FDA regulations discussed above, the Company is subject to numerous other statutory and regulatory restrictions, including regulations relating to product packaging. The application of these product packaging regulations has required the Company to convert certain of its PAMPRIN products sold in foil pouches to bottles with child resistant caps. This conversion was completed in 1995 and involved plant modification and the installation of additional packaging equipment.


ENVIRONMENTAL

The Company is continuously engaged in assessing compliance of its operations with applicable federal, state and local environmental laws and regulations.
The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. The Company is a member of the Chattanooga Manufacturers Association, a trade association which promotes industry awareness of developments in environmental matters, has engaged environmental consultants on a regular basis to assist its compliance efforts, is currently in compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

Since the early 1980's, the U.S. Environmental Protection Agency ("EPA") has been investigating the extent of, and the health effects resulting from, contamination of Chattanooga Creek, which runs through a major manufacturing area of Chattanooga in the vicinity of the Company's manufacturing facilities. The contamination primarily stems from the dumping of coal tar into the creek during World War II when the federal government was leasing and operating a coke and chemical plant adjacent to the creek. However, the EPA has been investigating virtually all businesses that have discharged any wastewater into the creek. A 2 1/2 mile stretch of Chattanooga Creek was placed on the National Priorities List as a Superfund site under the Comprehensive Environmental Response, Compensation and Recovery Act in September of 1995. The Company could be named as a potentially responsible party in connection with such site due to the Company's historical discharge of wastewater into the creek. However, considering the nature of the Company's wastewater, as well as the fact that the Company's discharge point is downstream from the old coke and chemical plant that was operated by the government, and the availability of legal defenses and expected cost sharing, the Company does not believe that any liability associated with such site will be material to its financial position or results of operations.

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


EMPLOYEES

The Company employs approximately 305 persons on a full-time basis in the U.S. and 27 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

ITEM 2.  PROPERTIES

The Company's headquarters and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. The Company's primary production facilities are adjacent to the Company's headquarters on land owned by the Company. The Company leases the primary warehouse and distribution center, located at 3100 Williams Street, Chattanooga, Tennessee, for its domestic consumer products. The following table describes in detail the principal properties owned and leased by the Company:


                                                                  FACILITY
                                               TOTAL     --------------------------
                              TOTAL AREA     BUILDINGS                       SQUARE
                                 ACRES     (SQUARE FEET)      USE             FEET
                              ----------   -------------     -----           ------
Owned Properties:
 Chattanooga, Tennessee           10          109,800     Manufacturing      72,700
                                                          Warehousing         1,900
                                                          Office &
                                                           Administration    35,200
Leased Properties:
 Chattanooga, Tennessee (1)      2.0          100,000     Warehousing       100,000
 Chattanooga, Tennessee (2)      0.1            9,600     Warehousing &
                                                           Manufacturing      9,600
 Mississauga, Ontario,
 Canada                 (3)      0.3           15,000     Warehousing        10,500
                                                          Office &
                                                           Administration     3,000
                                                          Packaging           1,500
 Basingstoke, Hampshire,
 England                (4)      0.3           21,900     Warehousing        13,900
                                                          Office &
                                                           Administration     6,500
                                                          Packaging           1,500

NOTES:
(1) Leased under a five year lease ending January 31, 2001 for a monthly rental of $23,750.
(2) Leased under a five year lease ending January 31, 2001 for a monthly rental of $2,280.
(3) Leased under a lease ending November 1996, with an option to extend the lease until November 2004, at a monthly rental including property taxes and other incidentals of approximately $6,433.
(4) Leased under leases ending in 2014 and 2015 at a monthly rental including property taxes and other incidentals of approximately $18,960.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of full-time second and third shifts.


ITEM 3.  LEGAL PROCEEDINGS

Note 10 to the Consolidated Financial Statements on page 30 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The information found on pages 15, 28 and 29 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The information found on page 15 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information found on pages 9 to 14 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information found on pages 15 to 35 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

          (a) DIRECTORS
          The information found in the Company's 1996 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

          (b) EXECUTIVE OFFICERS
          The following table lists the names of the executive officers of the Company as of February 21, 1996, their ages, their positions and offices with the Company and the year in which they were first elected to these positions:


                              POSITION WITH                     FIRST
NAME                  AGE     REGISTRANT                       ELECTED
----                  ---     -------------                    -------
Zan Guerry            47      Chairman of the Board;
                              President and Chief
                              Executive Officer;
                              Director                           1990

Robert E. Bosworth    48      Executive Vice President
                              and Chief Financial Officer;
                              Director                           1990

Mr. Guerry was elected to his present positions with the Company in June
1990. Previously he served as Vice President and Chief Financial Officer from 1980 until 1983, as Executive Vice President from 1983 to 1990, as President of Chattem Consumer Products from 1989 to 1994 and as Chief Operating Officer from 1989 to 1990. Mr. Guerry was first elected as a director of the Company in 1981.

Mr. Bosworth was elected to his present positions with the Company in June 1990. Previously he served as Vice President and Chief Financial Officer of the Company from 1985 to 1990. Mr. Bosworth was first elected as a director of the Company in 1986.

        (c) PROMOTERS AND CONTROL PERSONS
        Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

The information found in the Company's 1996 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found in the Company's 1996 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A. Alexander Taylor II, a director of the Company, is a partner in the law firm of Miller & Martin, general counsel to the Company.

Robert M. Boyd, Jr., a director and former executive officer of the Company, received $84,167 in consulting fees during Fiscal 1995 for services rendered to the Company in a capacity other than as a director.

Louis H. Barnett, a director of the Company, received $33,000 in consulting fees during Fiscal 1995 for services rendered to the Company other than as a director.

Scott L. Probasco, Jr., a director of the Company, is the Chairman of the Executive Committee of SunTrust Bank, Tennessee, N.A. (SunTrust). SunTrust provides routine banking services to the Company and participates in the Company's credit facility.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

   (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 16 to 33 of the Company's 1995 Annual Report to Shareholders.

   2. The following documents are filed or incorporated by reference as exhibits to this report:

   Exhibit
   NUMBER                  Description of Exhibit                     References
   -------            -----------------------------------------       ----------
     3                Amended and Restated Charter of
                       Chattem, Inc.                                       (7)

     4                Amended and Restated By-Laws of
                       Chattem, Inc.                                      (16)

                      Form of Indenture dated August 3, 1994
                       between Chattem, Inc. and SouthTrust
                       Bank of Alabama, N.A. relating to the
                       12.75% Series B Senior Subordinated
                       Notes due 2004                                     (10)

    10                Material Contracts -

                      ULTRASWIM License Agreement                          (1)

                      BULLFROG Purchase Agreement                          (2)

                      Purchase and Sale Agreement dated
                       March 6, 1989 between Chattem, Inc.
                       and Ari-Med Pharmaceuticals, Inc.
                       relating to the products FLEX-ALL
                       454 and FLEX-ALL 5000                               (3)

                      Chattem, Inc. Employee Stock Ownership
                       Plan dated August 25, 1989                          (4)

   Exhibit
   NUMBER                  Description of Exhibit                     References
   -------            -----------------------------------------       ----------
     10               Chattem, Inc. Savings and Investment
                       Plan dated June 11, 1990                            (5)

                      Non-Competition and Severance Agree-
                       ments as Amended -
                            Zan Guerry
                            Robert E. Bosworth                       (6) and (16)

                      Lease Agreement between Atlantis Real
                       Estate Corporation and Chattem
                       (Canada) Inc. and Chattem, Inc. for Unit
                       1, 2220 Argentia Road, Mississauga,
                       Ontario, Canada                                     (7)

                      Lease Agreement between Guildhall
                       Property Holdings Limited and Chattem
                       (U.K.) Limited for Unit 7, Ringway
                       Centre, Edison Road, Basingstoke,
                       Hampshire, England                                  (7)

                      Chattem, Inc. Non-Statutory Stock Option
                       Plan - 1993                                         (8)

                      Manufacturing Agreement dated May 12, 1993
                       between Chattem, Inc. and Procter & Gamble
                       Pharmaceuticals, Inc. relating to NORWICH
                       Aspirin products                                    (9)

                      Stock Purchase Agreement dated June 11,
                       1993 between Chattem, Inc. and First
                       Union Capital Partners, Inc.                       (10)

                      Registration Agreement dated June 11, 1993
                       between Chattem, Inc. and First Union
                       Capital Partners, Inc.                             (10)

   Exhibit
   NUMBER                  Description of Exhibit                     References
   -------            -----------------------------------------       ----------
     10               Chattem, Inc. Non-Statutory Stock Option
                       Plan - 1994                                       (10)

                      Chattem, Inc. Non-Statutory Stock Option
                       Plan for Non-Employee Directors - 1994            (11)

                      Asset Purchase and Sale Agreement dated
                       May 12, 1994 between The Procter & Gamble
                       Company and Signal Investment & Management
                       Co. for the BENZODENT Business                    (12)

                      Purchase and Sale Agreement dated June 3,
                       1994 between Chattem (Canada) Inc. and
                       Cosmetic Import Company Limited                   (13)

                      Purchase Agreement dated June 10, 1994
                       between Chattem, Inc.and Kidder, Peabody
                       & Co. Incorporated                                (13)

                      Note Registration Rights Agreement dated
                       June 17, 1994 between Chattem, Inc.and
                       Kidder, Peabody & Co. Incorporated                (13)

                      Warrant Registration Rights Agreement
                       dated June 17, 1994 between Chattem, Inc.
                       and Kidder, Peabody & Co. Incorporated            (13)

                      Asset Purchase and Sale Agreement dated
                       June 17, 1994 between Sterling Winthrop Inc.
                       and Signal Investment & Management Co.            (13)

                      Working Capital Credit Agreement dated
                       June 17, 1994 among Chattem, Inc., the
                       lenders named therein and The First
                       National Bank of Chicago, as Agent.               (13)

   Exhibit
   NUMBER                  Description of Exhibit                     References
   -------            -----------------------------------------       ----------
     10               Acquisition Credit Agreement dated
                       June 17, 1994 among Chattem, Inc., the
                       lenders named therein and The First
                       National Bank of Chicago, as Agent.               (13)

                      Renewal Lease Agreement dated December 5,
                       1994 between Atlantis Real Estate
                       Corporation and Chattem (Canada) Inc. and
                       Chattem, Inc. for Unit 1, 2220 Argentia
                       Road, Mississauga, Ontario, Canada                (14)

                      Agreement of Purchase and Sales dated
                       April 11, 1995, by and among Chattem
                       Chemicals, Inc., as buyer, Elcat, Inc.,
                       as parent, and Chattem, Inc., as seller,
                       of Specialty Chemicals division                   (15)

                      Lease Agreements dated February 1, 1996
                       between Tammy Development Company and
                       Chattem, Inc. for warehouse space at
                       3100 Williams Street, Chattanooga,
                       Tennessee                                        (16)

                      Non-Competition and Severance Agreements -
                        Gary M. Galante
                        Joey B. Hogan
                        Howard E. Ottley
                        B. Derrill Pitts
                        Charles M. Stafford                             (16)

     11               Computation of Per Share Earnings                 (16)

     13               1995 Annual Report to Shareholders of
                       Chattem, Inc.                                    (16)

     22               Subsidiaries of the Company                       (16)

     24               Consent of Independent Public Accountants         (16)

REFERENCES:
Previously filed as an exhibit to and incorporated by reference from:
    (1) Form 10-K for the year ended May 31, 1986.
    (2) Form 10-Q for the quarter ended February 28, 1987.
    (3) Form 10-K for the year end May 31, 1989.
    (4) Form S-8 Registration Statement (No. 33-30742).
    (5) Form S-8 Registration Statement (No. 33-35386).
    (6) Form 10-K for the year ended November 30, 1991.
    (7) Form 10-K for the year ended November 30, 1992.
    (8) Form S-8 Registration Statement (No. 33-55640).
    (9) Form 10-K for the year ended November 30, 1993.
   (10) Form S-8 Registration Statement (No. 33-78524).
   (11) Form S-8 Registration Statement (No. 33-78522).
   (12) Form 8-K dated May 12, 1994.
   (13) Form S-2 Registration Statement (No. 33-80770).
   (14) Form 10-K for the year ended November 30, 1994.
   (15) Form 8-K dated April 11, 1995.
   (16) Filed as an exhibit to this Form 10-K for the year ended
        November 30, 1995.

(b) There were no Form 8-K's filed with the Securities and Exchange Commission during the three months ended November 30, 1995.

(d) The Financial Statements and the related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a)
    of Article 3 of Regulation S-X are       incorporated by reference from
    pages 6 to 13 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 1996               CHATTEM, INC.
                                        By: /S/      Robert E. Bosworth
                                            -----------------------------------
                                            Title: Executive Vice President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

SIGNATURE                             TITLE                            DATE
---------                             -----                            ----
/s/ Zan Guerry                 Chairman of the Board,                 2/22/96
-------------------------       President and Director
Zan Guerry                      (Chief Executive Officer)


/s/ Samuel E. Allen            Director                               2/22/96
-------------------------
Samuel E. Allen


/s/ Louis H. Barnett           Director                               2/22/96
--------------------------
Louis H. Barnett


/s/ Robert E. Bosworth         Executive Vice President and           2/22/96
---------------------------     Chief Financial Officer and
Robert E. Bosworth              Director (Principal Financial
                                and Accounting Officer)


/s/ Robert M. Boyd, Jr.        Director                               2/22/96
--------------------------
Robert M. Boyd, Jr.


/s/ Richard E. Cheney          Director                               2/22/96
--------------------------
Richard E. Cheney


/s/ Scott L. Probasco, Jr.     Director                               2/22/96
--------------------------
Scott L. Probasco, Jr.


/s/ A. Alexander Taylor, II    Director                               2/22/96
--------------------------
A. Alexander Taylor, II

                         CHATTEM, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------
  4                       Amended and Restated By-Laws of Chattem, Inc.

 10.1                     Admendment to Non-Competition and Severance Agreements -
                           Zan Guerry
                           Robert E. Bosworth

 10.2                     Lease agreements dated February 1, 1996 between Tammy
                           Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee

 10.3                     Non-Competition and Severance Agreements -
                           Gary M. Galante
                           Joey B. Hogan
                           Howard E. Ottley
                           B. Derrill Pitts
                           Charles M. Stafford

 11                       Computation of per share earnings

 13                       1995 Annual Report to Shareholders of Chattem, Inc.

 22                       Subsidiaries of the Company

 24                       Consent of Independent Public Accountants
