Form 10-Q
period 1996-02-29
CHATTEM INC
filed 1996-04-15
CIK 19520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




                                      FORM 10-Q




                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996
                           COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 10, 1996, 7,292,199 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                   CHATTEM, INC.
                                       INDEX


                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets as of February 29, 1996 and       3
   November 30, 1995.................................................

  Condensed Consolidated Statements of Operations for the Three
   Months Ended February 29, 1996 and February 28, 1995 ..............    5

  Consolidated Statements of Cash Flows for the Three Months Ended
   February 29, 1996 and February 28, 1995 ..........................     6

  Notes to Condensed Consolidated Financial Statements ..............     7

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations .........................................     9

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K ..........................    14

SIGNATURES ..........................................................    15

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings...

EXHIBIT 27 - Financial Data Schedule ................................

                            PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                            CHATTEM, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


ASSETS                                             FEBRUARY 29,     NOVEMBER 30,
                                                       1996             1995
                                                   ------------     ------------
                                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . .     $  3,746       $   3,636
 Accounts receivable, net. . . . . . . . . . . .       16,773          16,248
 Refundable and deferred income taxes. . . . . .        1,401           1,400
 Inventories . . . . . . . . . . . . . . . . . .       10,203           8,678
 Prepaid expenses and other current assets . . .        1,650           1,112
                                                     --------       ---------
  Total current assets . . . . . . . . . . . . .       33,773          31,074
                                                     --------       ---------

PROPERTY, PLANT AND EQUIPMENT - NET. . . . . . .        9,256           9,330
                                                     --------       ---------

OTHER NONCURRENT ASSETS: . . . . . . . . . . . .
 Investment in Elcat, Inc. . . . . . . . . . . .        5,492           5,328
 Patents, trademarks and other purchased
 product rights, net . . . . . . . . . . . . . .       30,620          31,007
 Debt issuance costs, net. . . . . . . . . . . .        2,958           3,073
 Deferred income taxes . . . . . . . . . . . . .           96              98
 Other . . . . . . . . . . . . . . . . . . . . .        3,045           3,500
                                                     --------       ---------
  Total other noncurrent assets. . . . . . . . .       42,211          43,006
                                                     --------       ---------
    TOTAL ASSETS . . . . . . . . . . . . . . . .     $ 85,240       $  83,410
                                                     --------       ---------
                                                     --------       ---------












        See accompanying notes to condensed consolidated financial statements.

                           CHATTEM, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)




                                                   FEBRUARY 29,  NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT                  1996          1995
                                                   ------------  ------------
                                                    (Unaudited)
CURRENT LIABILITIES: . . . . . . . . . . . . . . .
  Current maturities of long-term debt . . . . . .   $  1,700       $   1,600
  Accounts payable . . . . . . . . . . . . . . . .      2,536           5,462
  Payable to bank  . . . . . . . . . . . . . . . .      2,111           1,184
  Accrued liabilities. . . . . . . . . . . . . . .      7,789          12,574
                                                     ----------     -----------
    Total current liabilities  . . . . . . . . . .     14,136          20,820
                                                     ----------     -----------

LONG-TERM DEBT, less current maturities. . . . . .     86,636          78,089
                                                     ----------     -----------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . .      2,131           1,922
                                                     ----------     -----------

SHAREHOLDERS' DEFICIT:
  Common shares, without par value, at stated
      value. . . . . . . . . . . . . . . . . . . .      1,519           1,519
  Paid-in surplus  . . . . . . . . . . . . . . . .     52,099          52,099
  Accumulated deficit  . . . . . . . . . . . . . .    (69,424)        (69,386)
                                                     ----------     -----------
                                                      (15,806)        (15,768)
  Foreign currency translation adjustment. . . . .     (1,857)         (1,653)
                                                     ----------     -----------
      Total shareholders' deficit. . . . . . . . .    (17,663)        (17,421)
                                                     ----------     -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          DEFICIT  . . . . . . . . . . . . . . . .   $ 85,240       $  83,410
                                                     ----------     -----------
                                                     ----------     -----------











        See accompanying notes to condensed consolidated financial statements.

                           CHATTEM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited and in thousands, except per share amounts)

                                                  FOR THE THREE MONTHS ENDED
                                                  --------------------------
                                                  FEBRUARY 29,    FEBRUARY 28,
                                                      1996            1995
                                                  -----------     -----------
NET SALES. . . . . . . . . . . . . . . . . . . .  $  18,697       $   19,372
                                                  -----------     ------------

COSTS AND EXPENSES:
  Cost of sales  . . . . . . . . . . . . . . . .      5,749            6,228
  Advertising and promotion. . . . . . . . . . .      7,001            7,416
  Selling, general and administrative. . . . . .      4,223            3,868
                                                  -----------     ------------
    Total costs and expenses . . . . . . . . . .     16,973           17,512
                                                  -----------     ------------

INCOME FROM OPERATIONS . . . . . . . . . . . . .      1,724            1,860
                                                  -----------     ------------

OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . . . . . .     (2,618)          (2,883)
  Investment income. . . . . . . . . . . . . . .        655               33
  Other, net . . . . . . . . . . . . . . . . . .         (2)               -
                                                  -----------     ------------
    Total other income (expense) . . . . . . . .     (1,965)          (2,850)
                                                  -----------     ------------

LOSS FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES. . . . . . . . .       (241)            (990)
BENEFIT FROM INCOME TAXES. . . . . . . . . . . .       (203)            (376)
                                                  -----------     ------------

LOSS FROM CONTINUING  OPERATIONS . . . . . . . .        (38)            (614)
DISCONTINUED OPERATIONS - Income from
 operations, less provision for income taxes of
 $223. . . . . . . . . . . . . . . . . . . . . .          -              361
                                                  -----------     ------------

NET LOSS . . . . . . . . . . . . . . . . . . . .    $   (38)       $    (253)
                                                  -----------     ------------
                                                  -----------     ------------

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . . .      7,292            7,292
                                                  -----------     ------------
                                                  -----------     ------------
NET INCOME (LOSS) PER COMMON SHARE:
  Continuing operations. . . . . . . . . . . . .    $  (.01)       $    (.08)
  Discontinued operations. . . . . . . . . . . .          -              .05
                                                  -----------     ------------
    Net loss per common share. . . . . . . . . .    $  (.01)       $    (.03)
                                                  -----------     ------------
                                                  -----------     ------------


        See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)



                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                   FEBRUARY 29,  FEBRUARY 28,
                                                       1996          1995
                                                   ------------  ------------
OPERATING ACTIVITIES:
 Net loss .......................................   $     (38)    $      (253)
 Adjustments to reconcile net loss to net cash
  in operating activities:
   Depreciation and amortization ................         999           1,038
   Gain on sale of interest rate cap.............           -             (65)
   Dividend receivable from Elcat, Inc. .........        (164)
   Other, net ...................................        (484)              -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable ..        (648)           1,285
    Increase in inventories .....................      (1,577)            (270)
    (Increase) decrease in prepaid expenses and
     other current assets .......................        (106)             190
    (Increase) Decrease in refundable and deferred
     income taxes ...............................          14              (71)
    Decrease in accounts payable ................      (3,041)          (1,062)
    Decrease in payable to bank .................         927              333
    Decrease in other accrued liabilities .......      (3,984)          (3,738)
                                                     --------         --------
      Net cash used in operating activities .....      (8,102)          (2,613)
                                                     --------         --------
INVESTING ACTIVITIES:
    Purchase of property, plant and equipment....        (276)            (905)
    Proceeds from notes receivable ..............           -                -
    Other, net ..................................         (32)            (246)
                                                     --------         --------
      Net cash used in investing activities .....        (308)          (1,151)
                                                     --------         --------
FINANCING ACTIVITIES;
    Repayment of long-term debt .................        (400)          (4,125)
    Proceeds from long-term debt ................       9,000            7,500
    Proceeds from sale of interest rate cap .....           -              984
    Other, net ..................................           -              (15)
                                                     --------         --------
      Net cash provided by financing activities..       8,600            4,344
                                                     --------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS ...........................         (80)             (17)
                                                     --------         --------
CASH AND CASH EQUIVALENTS:
    Increase for the period .....................         110              563
    At beginning of period ......................       3,636            3,034
                                                     --------         --------
                                                        3,746            3,597
                                                     --------         --------
                                                     --------         --------
PAYMENTS FOR:
    Interest ....................................    $  4,600         $  5,238
    Taxes .......................................    $    727         $    166


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

3. The results of operations for the three months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the 1996 presentation.

5. Inventories consisted of the following at February 29, 1996 and November 30, 1995:


                                                    February 29,     November 30,
                                                       1996              1995
                                                    ------------     ------------
Raw materials ................................       $  8,900          $ 5,396
Finished goods and work in process                      3,726            5,694
Excess of current cost over LIFO
  values .....................................         (2,423)          (2,412)
                                                     ---------         --------
                   Total inventories .........       $ 10,203          $ 8,678
                                                     ---------         --------
                                                     ---------         --------


6. Accrued liabilities consisted of the following at February 29, 1996 and November 30, 1995:


                                             February 29,     November 30,
                                                 1996             1995
                                             ------------     ------------
Income and other taxes .............        $     161       $    1,214
Salaries, wages and commissions ....              314            1,317
Advertising and promotion ..........            1,785            1,560
Interest ...........................            1,841            3,942
Estimated specialty chemicals
 divestiture costs .................              832            1,231
Other ..............................            2,856            3,310
                                            ----------       ----------
      Total accrued liabilities ....        $   7,789       $   12,574
                                            ----------      -----------
                                            ----------      -----------

7. On April 10, 1996, the Company and Signal Investment & Management Co. (Signal) entered into an agreement to purchase the worldwide rights for the GOLD BOND line of medicated powders and anti-itch creams. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. The purchase price for the Trademarks, which will be acquired by Signal and licensed to the Company, and inventory, which will be acquired by the Company is $39,000,000 plus $1,000,000 of the Company stock valued at the average closing price of the stock ten days prior to closing. Concurrently with the closing of the acquisition, the Company will enter into a $61,500,000 bank credit agreement and issue 1,100,000 new shares of the Company stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates. The proceeds of the financing will be used to fund the GOLD BOND purchase and repay all existing bank indebtedness. The transaction is expected to close by early May 1996, and is subject to the approval of the appropriate governmental authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL


On May 26, 1995, the Company completed the sale of its specialty chemicals division to privately-held Elcat, Inc. The results of operations of this divested business have been separately classified as discontinued operations in the accompanying Condensed Consolidated Statements of Operations.

As a result of the sale of the specialty chemicals division, unless otherwise indicated, the following discussion and analysis of financial condition and results of operations relate only to the continuing operations of the Company, which are the domestic and international consumer products businesses.

For the three months ended February 29, 1996, the Company experienced a 3.5% decrease in sales to $18,697 from $19,372 in the first quarter of fiscal 1995. Operating income during the period likewise decreased 7.3% to $1,724 from $1,860. A loss for the period ended February 28, 1995 of $38, or $.01 per share, was recorded during the period compared to a loss from continuing operations of $614, or $.08 per share, during the same period last year.

The first quarter of the Company's fiscal year typically represents less than 20% of annual sales and operating income. The absence of major promotions during this period likewise contributed to the quarter's performance.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. Strategically, the Company continually evaluates its products and businesses as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales:


                                               Three Months Ended
                                           February 29,    February 28,
                                           ------------    ------------
                                               1996            1995
                                               ----            ----
NET SALES. . . . . . . . . . . . . . .         100.0 %          100.0 %
                                               -------          -------
COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . .          30.8             32.1
  Advertising and promotion. . . . . .          37.4             38.3
  Selling, general and administrative.          22.6             20.0
                                               ------           ------

     Total costs and expenses. . . . .          90.8             90.4
                                               ------           ------
INCOME FROM OPERATIONS . . . . . . . .           9.2              9.6
                                               ------           ------

OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . .         (14.0)           (14.9)
  Investment income, net . . . . . . .           1.1                -
  Gain on sale of investment . . . . .           2.4                -
  Other, net . . . . . . . . . . . . .             -              0.2
                                               ------           ------

      Total other income (expense) . .         (10.5)           (14.7)
                                               ------           ------

LOSS BEFORE INCOME TAXES . . . . . . .          (1.3)            (5.1)
BENEFIT FROM INCOME TAXES. . . . . . .          (1.1)            (2.0)
                                               ------           ------

NET LOSS FROM CONTINUING OPERATIONS. .          (0.2)%           (3.1)%
                                               ------           ------
                                               ------           ------


COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995 FOR CONTINUING OPERATIONS

Net sales for the three months ended February 29, 1996 decreased 3.5% to $18,697 from $19,372 for the same period last year. Domestic consumer product sales decreased 5.0% to $16,538 from $17,405 for last year's comparative period. Net sales of international consumer products increased 9.8% from $1,967 in the 1995 period to $2,159 in the current period.

For domestic consumer products in the 1996 period, increases over sales in the corresponding 1995 period were realized for the BULLFROG (3.9%), ICY HOT (18.4%), MUDD (30.6%) and PHISODERM (17.2%) brands, while decreases were recognized for the NORWICH Aspirin (4.1%), FLEX-ALL 454 (13.5%), SUN-IN (22.6%), ULTRASWIM (12.2%), CORNSILK (27.8%) and BENZODENT (31.6%) product lines.

The sales momentum generated in fiscal 1995 continued for the BULLFROG and MUDD brands in the first three months of 1996 despite moderately reduced marketing support. The ICY HOT and PHISODERM product lines maintained their sales growth patterns in the 1996 period primarily as a result of increased advertising and promotional expenditures. The decline in sales of the brands listed above reflects the maturation of these product lines, increased competition in their respective product categories and markets and reduced marketing outlays. All sales variances were principally due to volume changes.

International consumer product sales for the first quarter of 1996 decreased $137, or 20.1%, for the Canadian operation but increased $619, or 80.7%, for the United Kingdom business. Declines in sales of PHISODERM, CORNSILK and FLEX-ALL 454 and increased sales for PAMPRIN, MUDD, SUN-IN and SHY were recorded in Canada for the 1996 period. Strong sales performances for all major product lines distributed by the United Kingdom division were realized in the current period. U.S. export sales declined $290 in the 1996 period. All sales variances were principally due to volume changes.

Cost of goods sold as a percentage of net sales improved to 30.8% from 32.1% in the 1995 period. The decline was primarily the result of in-house production for the PHISODERM brand in the current period as compared to higher costing purchased products in the prior year. Fixed factory overhead declined slightly.

Advertising and promotion expenses decreased $415, or 5.6%, in the 1996 period and were 37.4% of net sales compared to 38.3% in the corresponding 1995 period. All brands recorded reduced planned expenditures in the 1996 period, except for PHISODERM whose marketing support increased 53.0% over the comparable 1995 period.

The increase of $355, or 9.2%, in selling, general and administrative expenses in the 1996 period was largely associated with increased research and development, depreciation, and outside services expenditures. During the comparable 1995 period long-term incentive compensation was reduced. The long-term incentive compensation was earned but the officers recommended that it not be paid. The recommendation was accepted by the Compensation Committee of the Board of Directors.

Interest expense decreased $265, or 9.2%, in the 1996 period, reflecting primarily the application of the net proceeds from the sale of the specialty chemicals division in the second quarter of 1995 to reducing long-term debt and lower interest rates.

The increase of $170 in investment income in the 1996 period primarily represents the pro-rata accrual of the dividend on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale in fiscal 1995 of the specialty chemicals division.

Investment income increased to $655 in the 1996 period due to the dividend income from the cumulative, convertible preferred stock of Elcat, and the unrealized holding gain of an investment which was sold in March, 1996.

The benefit from income taxes of $203 in the 1996 period reflects the non-taxable portion of the Elcat, Inc. cumulative, convertible preferred stock dividend.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, working capital, capital expenditures and long-term debt servicing.

Cash used in operations was $8,102 for the first quarter of fiscal 1996 compared to $2,613 for the comparable prior year period. The increase in cash flows used in operations was primarily a result of changes in accounts receivable, inventories, accounts payable and accrued liabilities.

Cash used in investing activities in the first quarter of fiscal 1996 decreased $843 from the comparable prior year period primarily due to lower capital expenditures.

Financing activities provided cash of $8,600 and $4,344 in the first quarter of fiscal 1996 and 1995, respectively. The increase was due to higher borrowings on the revolving line of credit to fund planned inventory increases in 1996 and repayments on the term loan in 1995.

The following table presents working capital data at February 29, 1996 and November 30, 1995 or for the respective years then ended:


                          Item                                       1996           1995
                         -------                                  ----------     ----------
Working capital (current assets less current liabilities). . . . $ 19,632       $ 10,254
Current ratio (current assets divided by current liabilities). .     2.39           1.49
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities) . . . . . . . . . .     1.45            .96
Average accounts receivable turnover . . . . . . . . . . . . . .     6.00           5.86
Average inventory turnover . . . . . . . . . . . . . . . . . . .     3.50           3.99
Working capital as a percentage of total assets. . . . . . . . .    23.03%         12.29%


The improvement in the current and quick ratios at February 29, 1996 as compared to November 30, 1995 reflects primarily the use of approximately $9,000 of long-term borrowings for working capital purposes in the current period.

Total loans outstanding were $88,336 at February 29, 1996 compared to $79,689 at November 30, 1995, an increase of $8,647 during the first quarter of 1996.
The availability of credit is determined based on the Company's accounts receivable and inventories. A separate $12,500 revolving line of credit for acquisition purposes was available and unused at February 29, 1996. The Company also has additional borrowing capacity of approximately $1,600 against life insurance policies owned by the Company, all of which was available at February 29, 1996.

In connection with the sale of the specialty chemicals division, management of the Company believes that it has recorded adequate amounts to cover costs related to environmental remediation of the property sold and other costs associated with the separation of the consumer products and specialty chemicals businesses. These estimated costs were charged to the gain on the disposal of that division in fiscal 1995.

Management of the Company believes that cash flows generated by operations, along with funds available under its bank credit facility and from borrowing against the cash value under certain insurance policies, will be sufficient to fund the Company's current commitments and proposed operations.


FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 29, 1996 and February 28, 1995, these subsidiaries accounted for 10% and 7% of total revenues, respectively, and 8% each of total assets. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $24 and $46 for the three months ended February 29, 1996 and February 28, 1995, respectively, resulted from foreign currency transactions.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

              (1) Statement regarding computation of per share earnings (Exhibit 11).

              (2)  Financial data schedule (Exhibit 27).

    (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 29, 1996.

                                   CHATTEM, INC.
                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CHATTEM, INC.
                                       (Registrant)


Dated:   April 15, 1996               \s\ Robert E. Bosworth
       ----------------                ------------------------------
                                       Robert E. Bosworth,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (principal financial officer)















10Q0296

                                   CHATTEM, INC.
                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CHATTEM, INC.
                                       (Registrant)


Dated:    April 15, 1996
       -----------------               ------------------------------
                                       Robert E. Bosworth,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (principal financial officer)