Form 10-Q
period 1996-05-31
CHATTEM INC
filed 1996-07-15
CIK 19520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




                                      FORM 10-Q




                                   QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996
                            COMMISSION FILE NUMBER 0-5905




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

AS OF JULY 8, 1996, 8,547,991 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                    CHATTEM, INC.

                                        INDEX



                                                                    PAGE NO.
                                                                    --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of May 31, 1996 and
      November 30, 1995 .............................................

    Condensed Consolidated Statements of Income for the
     Three and Six Months Ended May 31, 1996 and 1995 ..............

    Consolidated Statements of Cash Flows for the Six Months Ended
      May 31, 1996 and 1995 .........................................

    Notes to Condensed Consolidated Financial Statements ............

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations............................

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K .........................

SIGNATURES ..........................................................

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings...

EXHIBIT 27 - Financial Data Schedule ................................

                            PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            CHATTEM, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                        MAY 31,   NOVEMBER 30,
ASSETS                                                   1996         1995
- ------                                                ----------  ------------
                                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ........................  $   8,582      $  3,636
  Accounts receivable, net .........................     24,216        16,248
  Refundable and deferred income taxes .............      1,400         1,400
  Inventories ......................................     12,278         8,678
  Prepaid expenses and other current assets ........      1,096         1,112
                                                      ---------      --------
    Total current assets ...........................     47,572        31,074
                                                      ---------      --------

PROPERTY, PLANT AND EQUIPMENT, NET .................      9,347         9,330
                                                      ---------      --------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ........................      5,656         5,328
  Patents, trademarks and other purchased
   product rights, net..............................     67,894        31,007
  Debt issuance costs, net .........................      3,832         3,073
  Deferred income taxes ............................         98            98
  Other ............................................      2,509         3,500
                                                      ---------      --------
    Total other noncurrent assets ..................     79,989        43,006
                                                      ---------      --------

      TOTAL ASSETS .................................  $ 136,908      $ 83,410
                                                      ---------      --------
                                                      ---------      --------

        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)




LIABILITIES AND SHAREHOLDERS' DEFICIT                   MAY 31,   NOVEMBER 30,
                                                         1996        1995
                                                      ----------  -----------
                                                      (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt ............... $ 2,675      $ 1,600
  Accounts payable ...................................   2,994        5,462
  Payable to bank ....................................   2,014        1,184
  Accrued liabilities ................................  12,231       12,574
                                                       --------     -------
    Total current liabilities ........................  19,914       20,820
                                                       --------     -------
LONG-TERM DEBT, less current maturities .............. 124,257       78,089
                                                       --------     -------
OTHER NONCURRENT LIABILITIES .........................   2,338        1,922
                                                       --------     -------
SHAREHOLDERS' DEFICIT:
  Common shares, without par value, at stated value ..   1,780        1,519
  Paid-in surplus ....................................  58,321       52,099
  Accumulated deficit ................................ (67,945)     (69,386)
                                                       --------     -------
                                                        (7,844)     (15,768)
  Foreign currency translation adjustment ............  (1,757)      (1,653)
                                                       --------     -------
      Total shareholders' deficit ....................  (9,601)     (17,421)
                                                       --------     -------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          DEFICIT ....................................$136,908      $83,410
                                                       --------     -------
                                                       --------     -------

        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and in thousands, except per share amounts)


                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                              ENDED MAY 31,           ENDED MAY 31,
                                          --------------------     ------------------
                                            1996          1995       1996        1995
                                          ------        ------     ------      ------
NET SALES .............................. $ 30,430    $ 27,114    $ 49,127    $ 46,486
                                         --------    --------    --------    --------
COSTS AND EXPENSES:

  Cost of sales ........................    9,329       8,557      15,078      14,785
  Advertising and promotion ............   11,365       9,853      18,366      17,268
  Selling, general and administrative ..    4,836       4,729       9,060       8,597
                                         --------    --------    --------    --------
Total costs and expenses ...............   25,530      23,139      42,504      40,650
                                         --------    --------    --------    --------
INCOME FROM OPERATIONS .................    4,900       3,975       6,623       5,836
                                         --------    --------    --------    --------

OTHER INCOME (EXPENSE):
  Interest expense .....................   (3,014)     (2,964)     (5,631)     (5,847)
  Investment income ....................      268          52         923          84
  Gain on product divestitures .........      877          --         877          --
  Other, net ...........................       (8)          7         (10)          8
                                         --------    --------    --------    --------
    Total other income (expense) .......   (1,877)     (2,905)     (3,841)     (5,755)
                                         --------    --------    --------    --------


INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES ...................    3,023       1,070       2,782          81
PROVISION FOR INCOME TAXES .............    1,013         400         809          22
                                         --------    --------    --------    --------
INCOME FROM CONTINUING OPERATIONS.......    2,010         670       1,973          59
                                         --------    --------    --------    --------


DISCONTINUED OPERATIONS:
 Income from operations, less provision
 for income taxes of $196 and $417,
 respectively ..........................       --         314          --         675
   Gain on disposal, less provision
    for income taxes of $6,046 .........       --       9,863          --       9,863
                                         --------    --------    --------    --------
     Total discontinued operations .....       --      10,177          --      10,538
                                         --------    --------    --------    --------
INCOME BEFORE EXTRAORDINARY LOSS .......    2,010      10,847       1,973      10,597
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET ..........     (532)       (367)       (532)       (367)
                                         --------    --------    --------    --------

NET INCOME ............................. $  1,478    $10,480     $  1,441    $ 10,230
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------
WEIGHTED AVERAGE NUMBER OF COMMON
 EQUIVALENT SHARES OUTSTANDING .........    7,794       7,292       7,547       7,292
                                         --------    --------    --------    --------

NET INCOME PER COMMON SHARE:

  Continuing operations ................ $   0.26    $   0.09    $   0.26    $   0.01
  Discontinued operations ..............       --        1.40          --        1.44
  Extraordinary loss ...................    (0.07)      (0.05)      (0.07)      (0.05)
                                         --------    --------    --------    --------
    Net income per common share ........ $   0.19    $   1.44    $   0.19    $   1.40
                                         --------    --------    --------    --------
                                         --------    --------    --------    --------


        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited and in thousands)

                                                   FOR THE SIX MONTHS ENDED
                                                             May 31,
                                               ----------------------------------
                                                  1996                     1995
                                               ----------               ----------

OPERATING ACTIVITIES:
  Net income ..............................    $  1,441                  $ 10,230
  Adjustments to reconcile net income to
   net cash used in operating activities:
    Depreciation and amortization..........       2,109                     2,029
    Gain on sale of speciality chemicals
      business ............................          --                    (9,863)
    Extraordinary loss on early
      extinguishment of debt ..............         532                       367
    Gain on sale of trademarks and other
      product rights ......................        (877)                       --
    Dividend receivable from Elcat, Inc....        (328)                       --
    Other, net ............................        (382)                      347
    Changes in operating assets and
     liabilities:
      Increase in accounts receivable .....      (8,213)                   (3,010)
      Increase in inventories .............      (3,600)                     (554)
      Increase in refundable and deferred
       income taxes .......................          --                       (95)
      Decrease in accounts payable and
       accrued liabilities ................      (2,285)                   (1,775)
      Increase (decrease) in payable to
       bank ...............................         830                    (1,301)
                                              ---------                  --------
        Net cash used in operating
         activities .......................     (10,773)                   (3,625)
                                              ---------                  --------
INVESTING ACTIVITIES:
    Purchase of property, plant and
     equipment ............................        (710)                   (1,912)
    Proceeds from sale of speciality
     chemicals business, net ..............          --                    18,747
    Proceeds from notes receivable ........         245                       250
    Purchase of trademarks and other
     product rights .......................     (37,000)                       --
    Proceeds from sale of trademarks and
     other product rights..................       1,000                        --
    Other, net ............................          --                        98
                                              ---------                  --------
        Net cash provided by (used in)
          investing activities ............     (36,465)                   17,183
                                              ---------                  --------
FINANCING ACTIVITIES:
    Repayment of long-term debt ...........     (25,600)                  (29,425)
    Proceeds from long-term debt ..........      72,750                    15,000
    Proceeds from issuance of common stock.       5,500                        --
    Proceeds from borrowings against
     insurance policies ...................       1,412                        --
    Proceeds from sale of interest rate
     cap ..................................          --                       984
    Debt issuance costs ...................      (1,847)                       --
    Other, net ............................          --                      (159)
                                              ---------                  --------
        Net cash provided by (used in)
         financing activities .............      52,215                   (13,600)
                                              ---------                  --------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS ................         (31)                        4
                                              ---------                  --------

CASH AND CASH EQUIVALENTS:
    Increase (decrease) for the period ....       4,946                       (38)
    At beginning of period ................       3,636                     3,034
                                              ---------                  --------
    At end of period ......................   $   8,582                  $  2,996
                                              ---------                  --------
                                              ---------                  --------
PAYMENTS FOR:
    Interest ..............................   $   5,525                  $  5,996
    Taxes .................................   $     950                  $    173

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY

    Issuance of 155,792 shares of common
     stock to Fund the GOLD BOND
     acquisition...........................   $   1,000



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

3. The results of operations for the six months ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the 1996 presentation.

5.  Inventories consisted of the following:


                                                   May 31,      November 30,
                                                    1996            1995
                                                 ---------      ------------
         Raw materials ......................... $  6,884          $  5,396
         Finished goods and work in process ....    7,820             5,694
         Excess of current cost over LIFO
          values ...............................   (2,426)           (2,412)
                                                 --------          --------
                   Total inventories ............$ 12,278          $  8,678
                                                 --------          --------
                                                 --------          --------

6.  Accrued liabilities consisted of the following:

                                                   May 31,      November 30,
                                                    1996            1995
                                                 ---------      ------------
         Income and other taxes ................  $   248            $ 1,214
         Salaries, wages and commissions .......      571              1,317
         Advertising and promotion .............    4,067              1,560
         Interest ..............................    3,952              3,942
         Estimated specialty chemicals
          divestiture costs ....................        8              1,231
         Other .................................    3,385              3,310
                                                   -------            -------
               Total accrued liabilities .......  $12,231            $12,574
                                                   -------            -------
                                                   -------            -------

7. On April 29, 1996, the Company and Signal Investment & Management Co. ("Signal"), a wholly-owned subsidiary of Chattem, purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. The purchase price for the trademarks and inventory was $40,000. Additionally, the Company assumed certain liabilities of approximately $500. The Company financed the GOLD BOND acquisition and repaid all existing bank indebtedness by entering into a new $61,500 credit agreement, issuing 1,100,000 new shares of Chattem stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates and issued to the seller, $1,000 of Chattem stock valued at the average closing price of the stock ten days prior to closing.

8. On June 6, 1996, the Company and Signal purchased the rights for the HERPECIN-L line of medicated lip balm. HERPECIN-L is a cold sore and fever blister treatment that also contains a sunscreen. The purchase price for the trademark, receivables and inventory was $5,560 plus a royalty payment equal to the greater of $214 or 5% of net sales. Receivables and inventory were acquired by the Company. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase was financed by the Company with a $5,000 addition to its existing bank credit agreement with the remaining $560 being funded by the Company.

9.  Long-Term debt consisted of the following as of May 31, 1996:

    Revolving lines of credit payable to banks at variable rates
      (8.19% as of May 31, 1996)                                     $ 24,000
    Term loans payable to banks at variable rates (8.48% weighted
      average as of May 31, 1996)                                      37,500
    12.75% Series B Subordinated Notes, due 2004, net of
     unamortized discount of $1,568 as of May 31, 1996                 65,432
                                                                     --------
    Total long-term debt                                              126,932
    Less: current maturities                                            2,675
                                                                     --------
    Total long-term debt, net of current maturities                  $124,257
                                                                     --------
                                                                     --------

    The Company entered into a new credit agreement with a syndicate of banks on April 29, 1996. The purpose of the new credit agreement was to finance the GOLD BOND purchase and repay all existing bank debt. The credit agreement is divided into an aggregate of $24,000 revolving lines of credit for working capital purposes, a five year $20,000 Term A loan facility and a seven and one-half year $17,500 Term B loan facility.

    The combined Term A and B loans are payable in quarterly installments as follows:

    August 31, 1996 to May 31, 1997         $ 669
    August 31, 1997 to May 31, 1998           919
    August 31, 1998 to May 31, 1999         1,044
    August 31, 1999 to May 31, 2001         1,294
    August 31, 2001 to October 29, 2003     1,663


    The revolving lines of credit are available to the Company up to a maximum $24,000 with a maturity date of April 20, 2001. Cash is advanced on the revolving lines of credit based on the Company's cash, receivables and inventory.

    The Company may elect either a prime interest rate or Eurodollar interest rate option applicable to the term and revolving line loans under the credit agreement. The prime rate and Eurodollar interest rate options are based on a base rate plus a floating rate margin that fluctuates on the basis of the Company's leverage ratio. The maximum floating rate margin for the Term A and revolving line loans under the credit agreement is 2.0% for the prime interest rate option and 3.0% for the Eurodollar rate option. The maximum floating rate margin for the Term B loan under the credit agreement is 2.25% for the prime interest rate option and 3.25% for the Eurodollar rate option.

    The credit agreement is secured by substantially all of the Company's cash, accounts receivables, inventory, real property and brand trademarks and associated intellectual property held by the Company.

    During April, 1996, the Company prepaid previously outstanding long-term debt, with funds received from the new credit agreement. In connection with the prepayment of those borrowings, the Company incurred an extraordinary loss of $532 (net of income taxes), or $0.07 per share. The loss primarily related to the write-off of debt issuance and other deferred costs.

    On April 29, 1996, the Company recognized the remaining unamortized gain of $65 on an interest rate cap associated with the repaid bank debt.

    Future maturities of long-term as follows:

    May 31, 1997                  $    2,675
    May 31, 1998                       3,675
    May 31, 1999                       4,175
    May 31, 2000                       5,175
    May 31, 2001                      29,175
    Later years                       83,625
                                  ----------
                                     128,500
    Less: unamortized discount        (1,568)
                                  ----------
                                  $  126,932
                                  ----------
                                  ----------

    The May 31, 2001 maturities include the $24,000 revolving lines of credit.

    On June 6, 1996, the Company amended the new credit agreement and increased the outstanding balance of the Term B loan by $5,000 to fund a portion the HERPECIN-L purchase. The total outstanding balance of the Term B loan as of June 6, was $22,500 increasing the total bank debt outstanding under the new credit agreement to $66,500. The interest rate and $12.5 quarterly principal amortization of the additional $5,000 are identical to the original outstanding Term B portion.

    On May 31, 1996, the Company entered into two interest rate cap agreements in notional principal amounts of $15,000 each. The Company entered into these agreements as hedges on its variable rate debt and not for trading purposes. The term of each agreement is for a three year period ending June 4, 1999. The interest rate on each cap for the prime interest rate option was 5.50% and 6.27% for the LIBOR rate option plus the appropriate floating rate margin. The differences to be paid or received on the caps will be included as interest expense as payments are made or received.

10. During April, 1996, the Company sold the trademarks and inventory of two of its minor consumer products brands, SOLTICE and BLIS-TO-SOL. The purchase price of $1,200 consisted of $1,000 cash received at closing and a $200 promissory note requiring payments of $100 per year for the next two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

On April 29, 1996, the Company purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. Concurrently with the closing of the GOLD BOND acquisition, the Company entered into a $61,500 bank credit agreement, issued 1,100 new shares of Chattem stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates and issued to the seller, $1,000 of Chattem stock valued at the average closing price of the stock ten days prior to the closing. The proceeds of the financing and stock issuance were used to fund the GOLD BOND acquisition and repay all existing bank indebtedness of the Company.

As a result of the sale of the Company's specialty chemicals division in May, 1995, unless otherwise indicated, the following discussion and analysis of financial condition and results of operations relate only to the continuing operations of the Company, which are the domestic and international consumer products businesses. The results of operations and the gain on disposal of the specialty chemicals division have been separately classified as discontinued operations in the consolidated statements of income for the three and six months ended May 31, 1995.

For the second quarter, net sales increased 12.2% to $30,430 from $27,114, while operating income rose more rapidly than sales, growing 23.3% to $4,900 in 1996 from $3,975 in 1995. Income and earnings per share from continuing operations increased almost three fold to $2,010 or $0.26 per share, from $670, or $0.09 per share in 1995. This increase in income and earnings per share was impacted by the rapid growth in operating income and the recognition of a $877 gain on the sale of SOLTICE and BLIS-TO-SOL. The acquisition of GOLD BOND during April, 1996, also had a positive impact on earnings for the quarter.

An extraordinary loss of $532, or $0.07 per share, net of tax, resulting from the early extinguishment of debt was recognized during the quarter ended May 31, 1996. During April, 1996, the Company prepaid previously outstanding long-term debt with funds received from a new bank credit agreement entered into to fund the GOLD BOND acquisition. The loss primarily related to the write-off of debt issuance and other deferred costs.

Earnings per share from continuing operations increased $0.17 per share for the quarter and $0.25 for the six months ended May 31, 1996. The increase in earnings per share from continuing operations was primarily due to increased income from operations, the gain on the sale of the two brands discussed above and a gain on the sale of a non-cash producing security. The per share amounts for the quarter and six months ended May 31, 1996 reflect the increase in the total number of shares outstanding due to the issuance of additional shares during the period and the increase in the price of the Company's stock.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. On May 1, the Company began shipping PHISODERM Antibacterial Skin Cleanser. The launch of this line extension of PHISODERM will be supported by heavy advertising and promotional expenditures. Also on May 1, in an effort to expand the PHISODERM facial cleanser business, the Company began shipping an unfragranced product for sensitive skin.

Strategically, the Company continually evaluates its products and business as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of the brands and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

    The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales:



                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                              ENDED MAY 31,           ENDED MAY 31,
                                          --------------------     ------------------
                                            1996          1995       1996        1995
                                          ------        ------     ------      ------
NET SALES ................................ 100.0%      100.0%      100.0%      100.0%
                                           ------      ------     -------     -------
COSTS AND EXPENSES:
  Cost of sales ..........................   30.7        31.6        30.7        31.8
  Advertising and promotion ..............   37.3        36.3        37.4        37.1
  Selling, general and administrative ....   15.9        17.4        18.4        18.5
                                           ------      ------     -------     -------
    Total costs and expenses .............   83.9        85.3        86.5        87.4
                                           ------      ------     -------     -------

INCOME FROM OPERATIONS ...................   16.1        14.7        13.5        12.6
                                           ------      ------     -------     -------
OTHER INCOME (EXPENSE):
  Interest expense .......................   (9.9)      (10.9)      (11.5)      (12.6)
  Investment income ......................    0.9         0.2         1.9         0.2
  Gain on product divestiture ............    2.9           -         1.8           -
  Other, net .............................      -           -           -           -
                                           ------      ------     -------     -------
     Total other income (expense) ........   (6.1)      (10.7)       (7.8)      (12.4)
                                           ------      ------     -------     -------
INCOME BEFORE INCOME TAXES ...............   10.0         4.0         5.7         0.2
PROVISION FOR INCOME TAXES ...............    3.3         1.5         1.6         0.1
                                           ------      ------     -------     -------

NET INCOME FROM CONTINUING OPERATIONS ....   6.7%        2.5%        4.1%        0.1%
                                           ------      ------     -------     -------
                                           ------      ------     -------     -------


COMPARISON OF THREE MONTHS ENDED MAY 31, 1996 AND 1995 FOR CONTINUING OPERATIONS

Net sales for the three months ended May 31, 1996 increased $3,316 or 12.2% to $30,430 from $27,114 for the same period last year. The increase in net sales was attributable to a $2,716, or 11.3%, increase in domestic consumer products sales to $26,742 from $24,026 last year and an increase of $600, or 19.4%, in international consumer products sales to $3,688 from $3,088.

For domestic consumer products in the fiscal 1996 period, increases over sales in the corresponding fiscal 1995 period were realized for the BULLFROG (61.0%), MUDD (128.3%), BENZODENT (35.3%) and ULTRASWIM (18.1%) brands, while decreases were recognized for the PAMPRIN (8.0%), PREMSYN (10.5%), FLEX-ALL-454 (8.8%%), CORN SILK (16.0%), NORWICH (18.7%) and PHISODERM (16.7%) brands. The remaining brands were basically flat versus a year ago.

The BULLFROG and MUDD brands continued their strong sales growth from fiscal 1995. The strong BULLFROG sales are primarily from increased distribution. The increased sales of MUDD are due to the success of the new packaging and new products which were introduced during 1995. GOLD BOND and PHISODERM Antibacterial Skin Cleanser also contributed to the increase in net sales by $2,609 over the prior year period. GOLD BOND was acquired on April 29, 1996 and PHISODERM Antibacterial began shipping May 1, 1996. The decline in sales of the brands listed above reflects the maturation of these product lines, increased competition in their respective product categories and markets. All sales variances were principally due to volume changes.

International consumer product sales for the 1996 period increased $7 or .7%, for the Canadian operation and $482 or 24.4% for the United Kingdom business. U.S. export sales increased $111 or 103.6% over the prior year period. Sales increases for SUN-IN and MUDD brands were realized in the current period by the United Kingdom division, while sales declines were recognized for the ULTRASWIM product line. All sales variances were principally due to volume changes.

Cost of goods sold as a percentage of net sales decreased to 30.7% for the quarter from 31.6% for the prior year period. The slight decrease was largely the result of the addition of GOLD BOND for a portion of the quarter and the shift in product mix of sales of domestic consumer products to higher margin products.

Advertising and promotion expenses increased by $1,512 or 15.4% in the 1996 period and were 37.3% of net sales compared to 36.3% in the corresponding 1995 period. Increased expenditures were provided in the current period for BULLFROG, MUDD and PHISODERM brands as well as for the most recently acquired GOLD BOND product line.

Selling, general and administrative costs increased $107, or 2.3% to $4,836 but decreased as a percentage of net sales to 15.9% compared to 17.4% for the prior year period.

Interest expense increased $50 or 1.7% principally as a result of the increased outstanding long-term debt which was used to fund the GOLD BOND acquisition and to pay off all previously outstanding bank debt. Investment income increased in the 1996 period primarily due to the partial period accrual of the dividend on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale in fiscal 1995 of the specialty chemicals division. A gain on the sale of SOLTICE and BLIS-TO-SOL of $877 was recognized during the 1996 period.

Income from continuing operations increased by $1,340 or 200.0%, in the 1996 period. The increase resulted primarily from increased sales, increased investment income and the gain on the product divestitures.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1996 AND 1995 FOR CONTINUING OPERATIONS

Net sales for the six months ended May 31, 1996 increased $2,641 or 5.7% to $49,127 from $46,486 for the same period last year. The increase in net sales was attributable to a $1,849, or 4.5%, increase in domestic consumer products sales to $43,280 from $41,431 last year and an increase of $792, or 15.7%, in international consumer products sales to $5,847 from $5,055.

For domestic consumer products in the fiscal 1996 period, increases over sales in the corresponding fiscal 1995 period were realized for the BULLFROG (36.5%), ICY HOT (8.1%), ULTRASWIM (8.9%) and MUDD (75.6%) brands, while decreases were recognized for the NORWICH (12.4%), PREMSYN (8.3%), FLEX-ALL-454 (11.0%), and CORN SILK (21.1%) product lines. The remaining brands were basically flat versus a year ago. GOLD BOND and PHISODERM Antibacterial Skin Cleanser contributed to the increase in net sales by $2,609 over the prior year period. GOLD BOND was acquired on April 29, 1996 and PHISODERM Antibacterial began shipping May 1, 1996. The decline in sales of the brands listed above reflects the maturation of these product lines, increased competition in their respective product categories and markets.
All sales variances were principally due to volume changes.

International consumer product sales for the 1996 period decreased $130 or 7.7%, for the Canadian operation and increased $1,101 or 40.1% for the United Kingdom business. U.S. export sales decreased $179 or 28.5% over the prior year period. Increases over the sales in the corresponding fiscal 1995 period were recognized for SUN-IN and MUDD, while decreases were recognized for FLEX-ALL-454, CORNSILK and PHISODERM for the Canadian business. Sales increases for SUN-IN and MUDD brands were realized in the current period by the United Kingdom division. U.S. export sales declined from the prior year period.

Cost of goods sold as a percentage of net sales decreased to 30.7% from 31.8%, in the 1995 period. The decrease was the result of a shift in product mix of sales of domestic consumer products to higher margin products and the addition of GOLD BOND.

Advertising and promotion expenses increased $1,098, or 6.4% in the 1996 period and were 37.4% of net sales compared to 37.1% in the corresponding 1995 period. Increased expenditures were provided in the current period for the BULLFROG, MUDD and PHISODERM brands as well as for the most recently acquired GOLD BOND product line.

Selling, general and administrative increased $463 or 5.4% in the 1996 period, but were reduced to 18.4% of net sales compared to 18.5% in the corresponding 1995 period. The increase was primarily due to increased research and development costs and selling expenses associated with the Company's new product line extensions.

Interest expense decreased $216, or 3.7% in the current period as a result of the application of the net proceeds from the sale of the specialty chemicals division in May 1995. Investment income increased in the 1996 period primarily due to the partial period accrual of the dividend on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale in fiscal 1995 of the specialty chemicals division. A gain of $452 was recognized from the sale of a non-cash producing security. A gain on the sale of SOLTICE and BLIS-TO-SOL of $877 was recognized.

Income from continuing operations increased by $1,914 in the 1996 period.
The increase resulted from increased sales, increased investment income and the gain on the product divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, working capital, capital expenditures and long-term debt servicing.

Cash used in operations was $10,773 for the six months ended May 31, 1996. The primary uses of cash for operations were accounts receivable, inventories, accounts payable and accrued liabilities. The increase in receivables is due to sales of product with seasonal dating and the acquisition of GOLD BOND. The increase in inventory is due to a buildup of the Company's new line extensions which were launched May 1, 1996 and the acquisition of GOLD BOND. The decrease in accounts payable and accrued liabilities is due primarily to the timing of payments between the end of the fiscal year and May 31, 1996.

Cash used in investing activities was $36,465 in the six months ended May 31, 1996. The primary use was for the acquisition of GOLD BOND.

Financing activities provided cash of $52,215 in the six months ended May 31, 1996. The Company financed the acquisition of GOLD BOND and repaid all outstanding indebtedness with the proceeds of a new $61,500 bank credit agreement and the issuance of 1,100,000 new shares of Chattem common stock to a group of investors, including certain officers, directors and affiliates at $5.00 per share and issued to the seller, $1,000 of Chattem stock valued at the average closing price of the stock ten days prior to the closing. The Company also borrowed $1,412 against the cash surrender value of certain life insurance policies.

The following table presents working capital data at May 31, 1996 and November 30, 1995 or for the respective years then ended:


                         Item                                        1996             1995
                         ----                                      ---------        ---------
Working capital (current assets less current liabilities........    $27,658          $10,254
Current ratio (current assets dividend by current liabilities)..       2.39             1.49
Quick ratio (cash and cash equivalents and accounts
 receivable dividend by current liabilities)....................       1.65              .96
Average accounts receivable turnover............................       4.49             5.86
Average inventory turnover......................................       3.16             3.99
Working capital as a percentage of total assets.................      20.20%           12.29%

The improvement in the current and quick ratios at May 31, 1996 as compared to November 30, 1995 reflects primarily the impact of the GOLD BOND acquisition which was funded with long-term borrowings and the receivables on seasonal products.

Total loans outstanding were $126,932 at May 31, 1996 compared to $79,689 at November 30, 1995, an increase of $47,243 during the six months ended May 31, 1996. The availability of credit is determined based on the Company's cash, accounts receivable and inventories. The Company had approximately $7,000 invested in highly liquid, short-term investments at May 31, 1996 which was available for general operating purposes as needed and has no further availability under its credit facility.

The Company had not begun receiving payments on customer accounts for the sales of GOLD BOND for the period from April 29, 1996 to May 31, 1996. The dated receivables related to seasonal sales of BULLFROG, SUN-IN and ULTRASWIM are due August 31, 1996 and are approximately $8,000 to $9,000.

Management of the Company believes that cash flows generated by operations, along with funds available under its bank credit facility will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52 "Foreign Currency Translation." For the six months ended May 31, 1996 and 1995, these subsidiaries accounted for 11% and 9% of total revenues, respectively, and 5% and 8% of total assets. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. A loss of $23 and a gain of $7 for the six months ended May 31, 1996 and 1995, respectively, resulted from foreign currency transactions.

                            PART II. OTHER INFORMATION


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (1) Statement regarding computation of per share earnings
              (Exhibit 11).

          (2) Financial data schedule (Exhibit 27).

     (b) The Company filed a Form 8-K dated May 2, 1996 with the Securities and Exchange Commission. The Form 8-K disclosed the acquisition of GOLD BOND by the Company.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHATTEM, INC.
                                       (Registrant)


Dated:        July 15, 1996            \s\ Robert E. Bosworth
       ----------------------------    ----------------------------------
                                        Robert E. Bosworth,
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (principal financial officer)