Form 10-Q
period 1996-08-31
CHATTEM INC
filed 1996-10-15
CIK 19520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




                                      FORM 10-Q




                                   QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996
                            COMMISSION FILE NUMBER 0-5905




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

AS OF OCTOBER 8, 1996, 8,584,241 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                    CHATTEM, INC.

                                        INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of August 31, 1996 and
      November 30, 1995................................................      3


    Condensed Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 1996 and 1995............................      5

    Consolidated Statements of Cash Flows for the Nine Months Ended
      August 31, 1996 and 1995.........................................      6

    Notes to Condensed Consolidated Financial Statements...............      7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..........................................     11

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K............................     16

SIGNATURES.............................................................     17

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                            PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            CHATTEM, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                      AUGUST 31,    NOVEMBER 30,
ASSETS                                                   1996           1995
------                                               -----------    ------------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................    $  7,075       $ 3,636
  Accounts receivable, net.........................      29,270        16,248
  Refundable and deferred income taxes.............       1,400         1,400
  Inventories......................................      10,358         8,678
  Prepaid expenses and other current assets........       1,141         1,112
                                                       --------       -------
    Total current assets...........................      49,244        31,074
                                                       --------       -------

PROPERTY, PLANT AND EQUIPMENT, NET ................       9,340         9,330

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. .......................       5,820         5,328
  Patents, trademarks and other purchased
   product rights, net.............................      75,426        31,007
  Debt issuance costs, net.........................       3,943         3,073
  Deferred income taxes............................          15            98
  Other............................................       2,403         3,500
                                                       --------       -------
    Total other noncurrent assets..................      87,607        43,006
                                                       --------       -------
      TOTAL ASSETS.................................    $146,191       $83,410
                                                       --------       -------
                                                       --------       -------


     See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                       AUGUST 31,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT                     1996          1995
                                                      -----------   ------------
                                                      (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt .............   $  2,975       $  1,600
  Accounts payable..................................      2,907          5,462
  Payable to bank...................................      1,976          1,184
  Accrued liabilities...............................     15,116         12,574
                                                       --------       --------
    Total current liabilities.......................     22,974         20,820
                                                       --------       --------

LONG-TERM DEBT, less current maturities.............    128,322         78,089

OTHER NONCURRENT LIABILITIES........................      1,971          1,922
                                                       --------       --------

SHAREHOLDERS' DEFICIT:
  Common shares, without par value, at stated value.      1,836          1,519
  Paid-in surplus...................................     58,532         52,099
  Accumulated deficit...............................    (65,814)       (69,386)
                                                       --------       --------
                                                         (5,446)       (15,768)
  Foreign currency translation adjustment...........     (1,630)        (1,653)
                                                       --------       --------
      Total shareholders' deficit...................     (7,076)       (17,421)
                                                       --------       --------

        TOTAL LIABILITIES AND SHAREHOLDERS'
         DEFICIT....................................   $146,191       $ 83,410
                                                       --------       --------
                                                       --------       --------


     See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited and in thousands, except per share amounts)

                                 FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                   ENDED AUGUST 31,          ENDED AUGUST 31,
                                 --------------------      -------------------
                                  1996          1995        1996         1995
                                  ----          ----        ----         ----
NET SALES ....................  $38,841       $28,990     $87,968      $75,476
                                -------       -------     -------      -------
COSTS AND EXPENSES:
  Cost of sales ..............   11,388         8,362      26,466       23,147
  Advertising and promotion ..   14,433        10,182      32,799       27,451
  Selling, general and
   administrative ............    6,144         5,241      15,204       13,838
                                -------       -------     -------      -------
    Total costs and expenses..   31,965        23,785      74,469       64,436
                                -------       -------     -------      -------

INCOME FROM OPERATIONS .......    6,876         5,205      13,499       11,040
                                -------       -------     -------      -------

OTHER INCOME (EXPENSE):
  Interest expense ...........   (3,902)       (2,701)     (9,533)      (8,548)
  Investment income ..........      234           198       1,157          283
  Gain on product
   divestitures ..............       --            --         877           --
  Other, net .................       45            11          35           19
                                -------       -------     -------      -------
    Total other income
     (expense) ...............   (3,623)       (2,492)     (7,464)      (8,246)
                                -------       -------     -------      -------

INCOME FROM CONTINUING
 OPERATIONS BEFORE
 INCOME TAXES ................    3,253         2,713       6,035        2,794
PROVISION FOR INCOME TAXES ...    1,122         1,040       1,931        1,062
                                -------       -------     -------      -------
INCOME FROM CONTINUING
 OPERATIONS ..................    2,131         1,673       4,104        1,732
                                -------       -------     -------      -------

DISCONTINUED OPERATIONS:
 Income from operations,
  less provision for
  income taxes of $414 .......       --            --          --          675
 Gain on disposal, less
  provision for income
  taxes of $6,046 ............       --            --          --        9,863
                                -------       -------     -------      -------
     Total discontinued
      operations .............       --            --          --       10,538
                                -------       -------     -------      -------
INCOME BEFORE EXTRAORDINARY
 LOSS ........................    2,131         1,673       4,104       12,270
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT, NET..       --            --        (532)        (367)
                                -------       -------     -------      -------

NET INCOME ...................  $ 2,131       $ 1,673     $ 3,572      $11,903
                                -------       -------     -------      -------
                                -------       -------     -------      -------

WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING ..........    8,808         7,292       7,934        7,292
                                -------       -------     -------      -------
                                -------       -------     -------      -------

NET INCOME PER COMMON SHARE:
 Continuing operations .......  $  0.24       $  0.23     $  0.52      $  0.24
 Discontinued operations .....       --            --          --         1.44
 Extraordinary loss ..........       --            --       (0.07)       (0.05)
                                -------       -------     -------      -------

                                $  0.24       $  0.23     $  0.45      $  1.63
                                -------       -------     -------      -------
                                -------       -------     -------      -------


      See accompanying notes to condensed consolidated financial statements.

                           CHATTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited and in thousands)


                                                       FOR THE NINE MONTHS ENDED
                                                               AUGUST 31,
                                                       -------------------------
                                                         1996             1995
                                                         ----             ----
OPERATING ACTIVITIES:
 Net income ....................................       $ 3,572          $ 11,903
 Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization ...............         3,736             2,961
   Gain on sale of specialty chemicals
    business ...................................           --             (9,863)
   Extraordinary loss on early
    extinguishment of debt .....................           532               367
   Gain on sale of trademarks and other
    product rights .............................          (877)               (-)
   Dividend receivable from Elcat, Inc. ........          (492)             (164)
   Other, net ..................................          (632)              (57)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable..        (13,267)             402
    Increase in inventories ...........                  (1,680)            (390)
    Decrease (increase) in prepaid expenses ....            (29)              81
    Decrease (increase) in refundable and
     deferred income taxes .....................             83              (97)
    Decrease in accounts payable and accrued
     liabilities ...............................           (964)          (5,534)
    Decrease in income taxes payable ...........            --            (1,944)
                                                        -------          -------
     Net cash used in operating activities .....        (10,018)          (2,335)
                                                        -------          -------
INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ..         (1,033)          (2,398)
    Proceeds from sale of specialty
     chemicals business, net ...................           --             18,747
    Proceeds from notes receivable .............            245             --
    Purchase of trademarks and other
     product rights ............................        (44,117)            --
    Proceeds from sale of trademarks and
     other product rights ......................          1,000             --
    Other, net .................................           --                173
                                                        -------          -------
     Net cash provided by (used in)
      investing activities .....................        (43,905)          16,522
                                                        -------          -------
FINANCING ACTIVITIES:
    Repayment of long-term debt ................        (26,281)         (45,225)
    Proceeds from long-term debt borrowings ....         77,750           31,100
    Proceeds from issuance of common stock .....          5,750             --
    Proceeds from borrowings against
     insurance policies ........................          1,441             --
    Proceeds from sale of interest rate cap ....           --                984
    Debt issuance costs ........................         (2,096)            (167)
    Increase (decrease) in payable to bank .....            792           (1,301)
    Other, net .................................           --               --
                                                        -------          -------
     Net cash provided by (used in)
      financing activities .....................         57,356          (14,609)
                                                        -------          -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS ..............................              6               (10)
                                                        -------          -------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...........          3,439             (432)
  At beginning of period .......................          3,636            3,034
                                                        -------          -------
  At end of period .............................        $ 7,075          $ 2,602
                                                        -------          -------
                                                        -------          -------

PAYMENTS FOR:
  Interest .....................................        $11,311          $11,196
                                                        -------          -------
                                                        -------          -------
  Taxes ........................................        $ 1,251          $ 3,705
                                                        -------          -------
                                                        -------          -------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
  Issuance of 155,792 shares of Common Stock
   at $6.42 per share to fund GOLD BOND
   Acquisition .................................        $ 1,000
                                                        -------
                                                        -------


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

3. The results of operations for the nine months ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the current period presentation.

5.  Inventories consisted of the following:

                                      August 31,      November 30,
                                         1996             1995
                                      ----------      ------------
           Raw materials ...........   $ 3,816          $ 5,396
           Finished goods and
            work in process ........     8,949            5,694
           Excess of current
            cost over LIFO
            values .................    (2,407)          (2,412)
                                       -------          -------
              Total inventories ...    $10,358          $ 8,678
                                       -------          -------

6.  Accrued liabilities consisted of the following:

                                      August 31,      November 30,
                                         1996             1995
                                      ----------      ------------
           Income and other taxes ...  $ 1,654          $ 1,214
           Salaries, wages and
            commissions .............    1,105            1,317
           Advertising and
            promotion ...............    6,127            1,560
           Interest .................    1,867            3,942
           Estimated specialty
            chemicals divestiture
            costs ...................       --            1,231
           Other ....................    4,363            3,310
                                       -------          -------
             Total accrued
              liabilities ...........  $15,116          $12,574
                                       -------          -------
                                       -------          -------

7. On April 29, 1996, the Company and Signal Investment & Management Co. ("Signal"), a wholly-owned subsidiary of Chattem, purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. The purchase price for the trademarks and inventory was $40,000. Additionally, the Company assumed certain liabilities of approximately $500. The Company financed the GOLD BOND acquisition and repaid all existing bank indebtedness by entering into a new $61,500 credit agreement, issuing 1,100,000 new shares of Chattem stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates, and issued $1,000 of Chattem stock valued at the average closing price of the stock ten days prior to closing to the seller.

8. On June 6, 1996, the Company and Signal purchased the rights for the HERPECIN-L line of medicated lip balm. HERPECIN-L is a cold sore and fever blister treatment that also contains a sunscreen. The purchase price for the trademark, receivables and inventory was $5,560 plus a royalty payment equal to the greater of $214 or 5% of net sales. Receivables and inventory were acquired by the Company. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase was financed by the Company with a $5,000 addition to its existing bank credit agreement with the remaining $560 being funded by Company cash.

9.  Long-term debt consisted of the following as of August 31, 1996:

     Revolving lines of credit payable to banks at variable rates
     (8.20% as of August 31, 1996)                                    $ 24,000
     Term loans payable to banks at variable rates (8.45% weighted
     average as of August 31, 1996)                                     41,818
     12.75% Series B Subordinated Notes, due 2004, net of
     unamortized discount of $1,521 as of August 31, 1996)              65,479
                                                                      --------
     Total long-term debt                                              131,297
     Less: current maturities                                            2,975
                                                                      --------
     Total long-term debt, net of current maturities                  $128,322
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

    The combined Term A and B loans are payable in quarterly installments as follows:

      August 31, 1996 to May 31, 1997              $  681
      August 31, 1997 to May 31, 1998              $  931
      August 31, 1998 to May 31, 1999              $1,056
      August 31, 1999 to May 31, 2001              $1,306
      August 31, 2001 to October 29, 2003          $2,138

    The revolving lines of credit are available to the Company up to a maximum $24,000 with a maturity date of April 29, 2001. Cash is advanced on the revolving lines of credit based on the Company's cash, receivables and inventory.

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

    The credit agreement is secured by substantially all of the Company's cash, accounts receivables, inventory, real property, brand trademarks and associated intellectual property held by the Company.

    During April, 1996, the Company prepaid previously outstanding long-term debt, with funds received from the new credit agreement. In connection with the prepayment of those borrowings, the Company incurred an extraordinary loss of $532 (net of income taxes), or $0.07 per share. The loss primarily related to the write-off of debt issuance and other deferred costs.

    On April 29, 1996, the Company recognized the remaining unamortized gain of $65 on an interest rate cap associated with the repaid bank debt.

    Future maturities of long-term debt are as follows:

                        August 31, 1997                $  2,975
                        August 31, 1998                   3,850
                        August 31, 1999                   4,475
                        August 31, 2000                   5,225
                        August 31, 2001                  30,056
                        Later years                      86,237
                                                       --------
                                                        132,818
                        Less: unamortized discount       (1,521)
                                                       --------
                                                       $131,297
                                                       --------
                                                       --------

    The August 31, 2001 maturities include the $24,000 revolving lines of credit.

    On June 6, 1996, the Company amended the new credit agreement and increased the outstanding balance of the Term B loan by $5,000 to fund a portion of the HERPECIN-L purchase. The total outstanding balance of the Term B loan as of June 6, was $22,500 increasing the total bank debt outstanding under the new credit agreement to $66,500. The interest rate and $12.5 quarterly principal payment dates of the additional $5,000 are identical to the original outstanding Term B portion.

    On May 31, 1996, the Company entered into two interest rate swap agreements in notional principal amounts of $15,000 each. The company entered into these agreements as hedges on its variable rate debt and not for trading purposes. The term of each agreement is for a three year period ending June 4, 1999. The interest rate on each swap for the prime interest rate option was 5.50% and 6.27% for the LIBOR rate option plus the appropriate floating rate margin. The difference to be paid or received on the swaps will be included as interest expense as payments are made or received.

10. During April, 1996, the Company sold the trademarks and inventory of two of its minor consumer products brands, SOLTICE and BLIS-TO-SOL. The purchase price of $1,200 consisted of $1,000 cash received at closing and a $200 promissory note requiring payments of $100 in April, 1997 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

On April 29, 1996, the Company purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch creams. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. Concurrently with the closing of the GOLD BOND acquisition, the Company entered into a $61,500 bank credit agreement, issued 1,100,000 new shares of Chattem stock at $5.00 per share to a group of investors, including certain officers, directors and affiliates, and issued to the seller 155,792 shares of Chattem stock at $6.42 per share. The proceeds of the financing and stock issuance were used to fund the GOLD BOND acquisition and repay all existing bank indebtedness of the Company.

As a result of the sale of the Company's specialty chemicals division in May, 1995, unless otherwise indicated, the following discussion and analysis of financial condition and results of operations relate only to the continuing operations of the Company, which are the domestic and international consumer products businesses. The results of operations and the gain on disposal of the specialty chemicals division have been separately classified as discontinued operations in the consolidated statements of income for the nine months ended August 31, 1995.

For the third quarter, net sales increased 34.0% to an all time record for a quarter of $38,841 from $28,990 in 1995, while operating income grew 32.1% to $6,876 in 1996 from $5,205 in 1995. Income from continuing operations increased 27.4% to $2,131 from $1,673 in 1995. Despite a 17.7% increase in common shares outstanding from the sale of new shares in conjunction with the financing of the GOLD BOND acquisition plus an increase in common stock equivalents associated with the rise in Chattem's stock price, earnings per share from continuing operations increased to $.24 from $.23 in 1995. Additionally, as previously disclosed on June 6, 1996, Chattem completed the acquisition of HERPECIN-L cold sore lip balm, a small but growing line in the oral care category.

Earnings per share from continuing operations increased $0.01 per share for the quarter and $0.28 for the nine months ended August 31, 1996. The increase in earnings per share from continuing operations was due to increased income from operations, primarily GOLD BOND and HERPECIN-L, the gain on the sale of the two brands discussed above and a gain on the sale of a non-cash producing security.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful product line extensions. On May 1, the Company began shipping PHISODERM Antibacterial Skin Cleanser. Also on May 1, in an effort to expand the PHISODERM facial cleanser business, the Company began shipping an unfragranced product for sensitive skin. On July 1, FLEX-ALL ULTRA PLUS was introduced nationally while the existing FLEX-ALL line was relaunched with new packaging and a completely new advertising message.

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

RESULTS OF OPERATIONS

The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of
Income expressed as a percentage of net sales:

                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                           ENDED AUGUST 31,        ENDED AUGUST 31,
                                         --------------------    -------------------
                                           1996        1995        1996       1995
                                           ----        ----        ----       ----
NET SALES ............................    100.0%      100.0%      100.0%     100.0%
                                          ------      ------      ------     ------
COSTS AND EXPENSES:
 Cost of sales .......................     29.3        28.8        30.1       30.7
 Advertising and promotion ...........     37.2        35.1        37.3       36.4
 Selling, general and administrative .     15.8        18.1        17.3       18.3
                                          ------      ------      ------     ------
  Total costs and expenses ...........     82.3        82.0        84.7       85.4
                                          ------      ------      ------     ------

INCOME FROM OPERATIONS ...............     17.7        18.0        15.3       14.6
                                          ------      ------      ------     ------

OTHER INCOME (EXPENSE):
 Interest expense ....................    (10.0)       (9.3)      (10.8 )    (11.3)
 Investment income ...................       .6          .7         1.3         .4
 Gain on product divestitures ........       --          --         1.0         --
 Other, net ..........................       .1          --          .1         --
                                          ------      ------      ------     ------
  Total other income (expense) .......     (9.3)       (8.6)       (8.4)     (10.9)
                                          ------      ------      ------     ------

INCOME BEFORE INCOME TAXES ...........      8.4         9.4         6.9        3.7

PROVISION FOR INCOME TAXES ...........      2.9         3.6         2.2        1.4

NET INCOME FROM CONTINUING
 OPERATIONS ..........................      5.5%        5.8%        4.7%       2.3%
                                          ------      ------      ------     ------

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1996 AND 1995 FOR CONTINUING OPERATIONS

Net sales for the three months ended August 31, 1996 increased $9,851, or 34.0%, to $38,841 from $28,990 for the same period last year. The increase in net sales was attributable to a $9,974, or 39.8%, increase in domestic consumer products sales to $35,037 from $25,063 last year and a decrease of $123, or 3.1%, in international consumer products sales to $3,804 from $3,927.

For domestic consumer products in the fiscal 1996 period, increases over sales in the corresponding fiscal 1995 period were realized for the FLEX-ALL (20.3%) and BENZODENT (5.8%) brands, while decreases were recognized for the BULLFROG (17.1%), PAMPRIN (7.8%), PREMSYN (7.7%), SUN-IN (14.4%), ULTRASWIM (22.4%), MUDD
(26.8%) and CORNSILK (18.3%) brands. The remaining brands were basically flat versus a year ago.

GOLD BOND, HERPECIN-L and PHISODERM Antibacterial Skin Cleanser contributed to the increase in net sales by $12,045 over the prior year period. The decline in sales of the brands listed above reflects the maturation of these product lines and increased competition in their respective product categories and markets. All sales variances were principally due to volume changes.

International consumer product sales for the 1996 period increased $320, or 35.4%, for the Canadian operation and decreased $515, or 18.2%, for the United Kingdom business. U.S. export sales increased $72, or 36.0%, over the prior year period. Sales increases for the SUN-IN and ULTRASWIM brands were realized in the current period by the United Kingdom division, while sales declines were recognized for the MUDD and CORNSILK product lines. In Canada, sales increases for the PHISODERM and CORNSILK brands were realized while sales declines were recognized for the FLEX-ALL and ULTRASWIM brands. All sales variances were principally due to volume changes.

Cost of goods sold as a percentage of net sales increased to 29.3% for the quarter from 28.8% for the prior year period. The slight increase was in part the result of the launch of PHISODERM Anti-bacterial Skin Cleanser in the quarter and the shift in product mix of sales of domestic consumer products to lower margin products.

Advertising and promotional expenses increased by $4,251, or 41.8%, in the 1996 period and were 37.2% of net sales compared to 35.1% in the corresponding 1995 period. Increased expenditures were provided in the current period for the PHISODERM, ICY HOT, FLEX-ALL and PAMPRIN brands as well as for the most recently acquired GOLD BOND product line.

Selling, general and administrative costs increased $903, or 17.2%, to $6,144 but decreased as a percentage of net sales to 15.8% compared to 18.1% for the prior year period.

Interest expense increased $1,201, or 44.4%, principally as a result of the increased outstanding long-term debt which was used to fund the GOLD BOND and HERPECIN-L acquisitions and to pay off all previously outstanding bank debt. Investment income increased in the 1996 period primarily due to the accrual of the dividend on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale in fiscal 1995 of the specialty chemicals division.

Income from continuing operations increased by $458, or 27.4%, in the 1996 period. The increase resulted primarily from increased sales.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1996 AND 1995 FOR CONTINUING
OPERATIONS

Net sales for the nine months ended August 31, 1996 increased $12,492, or 16.6%, to $87,968 from $75,476 for the same period last year. The increase in net sales was attributable to a $11,822, or 17.8%, increase in domestic consumer products sales to $78,316 from $66,494 last year and an increase of $670, or 7.5%, in international consumer products sales to $9,652 from $8,982.

For domestic consumer products in the fiscal 1996 period, increases over sales in the corresponding fiscal 1995 period were realized for the BULLFROG (21.5%), ICY HOT (6.8%) and MUDD (11.3%) brands, while decreases were recognized for the NORWICH (8.5%), PAMPRIN (5.8%), PREMSYN (7.8%), SUN-IN (7.1%) and CORNSILK (20.4%) product lines. GOLD BOND, PHISODERM Antibacterial Skin Cleanser and HERPECIN-L also contributed to the increase in net sales by $14,638 over the prior year period.

GOLD BOND was acquired on April 29, 1996, PHISODERM Antibacterial began shipping May 1, 1996 and HERPECIN-L was acquired on June 6, 1996. The decline in sales of the brands listed above reflects the maturation of these product lines and increased competition in their respective product categories and markets. The remaining brands were basically flat versus a year ago. All sales variances were principally due to volume changes.

International consumer product sales for the 1996 period increased $190, or 7.3%, for the Canadian operation and increased $586, or 10.5%, for the United Kingdom business. U.S. export sales decreased $106, or 12.8%, over the prior year period. Increases over the sales in the corresponding fiscal 1995 period were recognized for SUN-IN and MUDD, while decreases were recognized for FLEX-ALL-454, PAMPRIN, CORNSILK and ULTRASWIM for the Canadian business. GOLD BOND also contributed to the sales increase in Canada. Sales increases for SUN-IN and ULTRASWIM brands were realized in the current period by the United Kingdom division. All sales variances were principally due to volume changes.

Cost of goods sold as a percentage of net sales decreased to 30.1% from 30.7% in the 1995 period. The decrease was the result of a shift in product mix of sales of domestic consumer products to higher margin products and the addition of GOLD BOND.

Advertising and promotional expenses increased $5,348, or 19.5%, in the 1996 period and were 37.3% of net sales compared to 36.4% in the corresponding 1995 period. Increased expenditures were provided in the current period for the BULLFROG, MUDD, SUN-IN and PHISODERM brands as well as for the most recently acquired GOLD BOND product line.

Selling, general and administrative expenses increased $1,366, or 9.9%, in the 1996 period, but were reduced to 17.3% of net sales compared to 18.3% in the corresponding 1995 period. The increase was primarily due to increased research and development costs and selling expenses associated with the Company's new product line extensions.

Interest expense increased $985, or 11.5%, in the current period as a result of the application of the net proceeds from the sale of the specialty chemicals division in May 1995 and the increased outstanding debt used to finance the GOLD BOND and HERPECIN-L acquisitions. Investment income increased in the 1996 period primarily due to the partial period accrual of the dividend on the cumulative, convertible preferred stock of Elcat, Inc., which was received as a part of the proceeds from the sale in fiscal 1995 of the specialty chemicals division. A gain of $452 was recognized from the sale of a non-cash producing security. A gain on the sale of SOLTICE and BLIS-TO-SOL of $877 was recognized.

Income from continuing operations increased by $2,372 in the 1996 period. The increase resulted primarily from increased sales, increased investment income and the gain on the product divestitures.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, working capital, capital expenditures and long-term debt servicing.

Cash used in operations was $10,018 for the nine months ended August 31, 1996. The primary uses of cash for operations were accounts receivable, inventories, accounts payable and accrued liabilities. The increase in receivables is due to sales of product with seasonal dating and the acquisition of GOLD BOND. The increase in inventory is due to the acquisitions of GOLD BOND and HERPECIN-L and also the Company's new line extentions which were launched in the second and third quarters. The decrease in accounts payable and accrued liabilities is due primarily to the timing of payments between the end of the fiscal year and August 31, 1996.

Cash used in investing activities was $43,905 for the nine months ended August 31, 1996. The primary use was for the acquisition of GOLD BOND.

Financing activities provided cash of $57,356 for the nine months ended August 31, 1996. The Company financed the acquisition of GOLD BOND and HERPECIN-L and repaid all outstanding bank indebtedness with the proceeds of a new $66,500 bank credit agreement and the issuance of 1,100,000 new shares of Chattem Common Stock to a group of investors, including certain officers, directors and affiliates at $5.00 per share and issued to the seller 155,792 new shares of Chattem Common Stock at $6.42. The Company also borrowed $1,441 against the cash surrender value of certain life insurance policies.


The following table presents working capital data at August 31, 1996 and November 30, 1995 or for the respective years then ended:

                              ITEM                                         1996    1995
                              ----                                         ----    ----
   Working capital (current assets less current liabilities) .......     $26,270  $10,254
   Current ratio (current assets divided by current liabilities) ...        2.14     1.49
   Quick ratio (cash and cash equivalents and accounts
    receivable divided by current liabilities) .....................        1.58      .96
   Average accounts receivable turnover ............................        4.77     5.86
   Average inventory turnover ......................................        3.92     3.99
   Working capital as a percentage of total assets .................       17.97%   12.29%

The increase in the working capital and the improvement in the current and quick ratios as of August 31, 1996 as compared to November 30, 1995 reflects primarily the impact of the GOLD BOND acquisition which was funded with long-term borrowings and the issuance of stock. The improvement is also due to the receivables on seasonal products.

Total loans outstanding as of August 31, 1996 were $131,297 compared to $79,689 as of November 30, 1995, an increase of $51,608. The availability of credit is determined based on the Company's cash, accounts receivable and inventories. The Company had $3,000 invested in highly liquid short-term investments as of August 31, 1996 which was available for general operating purposes as needed and has no further availability under its credit facility.

The dated receivables related to seasonal sales of BULLFROG, SUN-IN and ULTRASWIM are due August 31, 1996 and are $9,500.

Management of the Company believes that cash flows generated by operations, along with funds available from its short-term, highly liquid investments will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52. "Foreign Currency Translation." For the nine months ended August 31, 1996 and 1995, these subsidiaries accounted for 10% and 11% of total revenues, respectively, and 5% and 10% of total assets. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $33 and $9 for the nine months ended August 31, 1996 and 1995, respectively, resulted from foreign currency transactions.

                             PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

         (1) Statement regarding computation of per share earnings (Exhibit 11).

         (2) Financial data schedule (Exhibit 27).

    (b) The Company did not file a Form 8-K during the quarter ended August 31, 1996.

                                   CHATTEM, INC.
                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       CHATTEM, INC.
                                       (Registrant)


Dated:  OCTOBER 15, 1996               \S\ ROBERT E. BOSWORTH
        ----------------               ----------------------------------------
                                       Robert E. Bosworth,
                                        Executive Vice President
                                        and Chief Financial Officer
                                        (principal financial officer)