Form 10-K
period 1996-11-30
CHATTEM INC
filed 1997-02-28
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996    COMMISSION FILE NUMBER 0-5905

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

AS OF FEBRUARY 21, 1997, THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $48,988,537.
AS OF FEBRUARY 21, 1997, 8,612,641 COMMON SHARES WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 1996 (THE "1996 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 7, 1997 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Chattem, Inc. (the "Company") was incorporated in Tennessee in 1909 after having commenced business operations in 1879. The Company is a diversified manufacturer and marketer of consumer products. The Company manufactures and markets branded over-the-counter ("OTC") pharmaceuticals, such as FLEXALL 454, ICY HOT, PAMPRIN, PREMSYN PMS, BENZODENT, NORWICH Aspirin, GOLD BOND and HERPECIN-L and functional toiletries and cosmetics, including CORNSILK, BULLFROG, ULTRASWIM, SUN-IN, MUDD and PHISODERM. In the OTC drug market, the Company believes that its topical analgesic, menstrual and premenstrual internal analgesic brands and medicated powder and cream are among the market leaders in the U.S. in their categories. Certain of the Company's functional toiletries and cosmetics products, such as SUN-IN and ULTRASWIM, are believed by the Company to be brand leaders in the U.S. in their categories.

The Company's growth strategy is to seek continued growth through a combination of brand acquisitions and internal growth while maintaining high operating income. As a part of this strategy, the Company continually evaluates its products and businesses, and in instances in which products or businesses fail to realize the Company's objectives, the Company will dispose of these products or businesses and redeploy resulting assets to products and businesses with greater growth potential or to reduce indebtedness.

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

DEVELOPMENTS DURING FISCAL 1996

On April 29, 1996, the Company purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream from Martin Himmel Inc. GOLD BOND is the leading brand in the medicated powder market and has a growing presence in the anti-itch cream market. The purchase price for the trademarks and inventory was $40,000,000. Additionally, the Company assumed certain liabilities of approximately $500,000. The Company financed the GOLD BOND acquisition and repaid all existing bank indebtedness by entering into a new $61,500,000 credit agreement, issuing 1,100,000 new shares of Chattem, Inc. stock to a group of investors, including certain officers, directors and affiliates and issuing to the seller 155,792 shares of Chattem, Inc. stock at $6.42 per share.

Also during April, 1996, the Company sold the trademarks and inventory of two of its minor consumer products brands, SOLTICE and BLIS-TO-SOL. The sales price of $1,200,000 consisted of $1,000,000 cash received at closing and a $200,000 promissory note requiring payments of $100,000 per year for the next two years contingent upon the brands meeting specific future sales levels. A gain of $875,000 from the sale was recognized.

On June 6, 1996, the Company purchased the rights for the HERPECIN-L line of medicated lip balm from Campbell Laboratories, Inc. HERPECIN-L is a cold sore and fever blister treatment that also contains a sunscreen. The purchase price for the trademark, receivables and inventory was $5,607,000 plus a royalty payment equal to the greater of $214,000 or 5% of net sales. Additionally, the Company assumed certain liabilities of approximately $500,000. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The purchase was financed by the Company with a $5,000,000 addition to its existing bank credit agreement with the remaining $607,000 being funded by the Company.

As a result of the refinancing of the Company's long-term bank debt in connection with the GOLD BOND and HERPECIN-L product acquisitions, a loss (net of tax) of $532,000 was recognized in 1996 on the early extinguishment of existing long-term obligations to banks.

Unless otherwise indicated, the following discussion relates only to the continuing operations of the Company, which are the domestic and international consumer products business. The results of operations and the gain on disposal of the specialty chemical division in 1995 have been separately classified as discontinued operations in the accompanying consolidated statements of income.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. On May 1, 1996, the Company began shipping PHISODERM Antibacterial Hand Cleanser. Also, on May 1, 1996, in an effort to expand the PHISODERM Facial Cleanser business, the Company began shipping an unfragranced product for sensitive skin. On July 1, 1996, FLEXALL Ultra Plus was introduced nationally while the existing FLEXALL line was relaunched with new packaging and a completely new advertising message.

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


PRODUCTS

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, being flexible in modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company manufactures substantially all of its products at its manufacturing facility in Chattanooga, Tennessee, with the exception of GOLD BOND and NORWICH Aspirin, which are manufactured by contract manufacturers.

     The Company's product brands are:

                    OTC PHARMACEUTICALS
                    -------------------
               - FLEXALL 454 - topical analgesic
               - ICY HOT - topical analgesic
               - PAMPRIN - menstrual internal analgesic
               - PREMSYN PMS - premenstrual internal analgesic
               - NORWICH Aspirin - internal analgesic
               - BENZODENT - topical oral analgesic
               - GOLD BOND - medicated powders and anti-itch cream
               - HERPECIN-L - cold sore and fever blister product

                   FUNCTIONAL TOILETRIES AND COSMETICS
                   -----------------------------------
               - CORNSILK - oil absorbing facial make-up
               - BULLFROG - sunscreen and sunblock
               - ULTRASWIM - chlorine removing shampoo
               - SUN-IN - spray-on hair lightener
               - MUDD - facial mask and cleanser
               - PHISODERM - facial and hand cleanser

The following table sets forth the Company's net sales attributable to domestic and international OTC pharmaceutical products, functional toiletries and cosmetics products, other products and total consumer products during the past three fiscal years (dollars in thousands):




                                                                        Fiscal Year Ended  November 30,
                                                  -------------------------------------------------------------------------
                                                           1996                      1995                       1994
                                                  ----------------------     --------------------      --------------------
     Product Class                                Sales       Percentage     Sales     Percentage      Sales     Percentage
     -------------                                -----       ----------     -----     ----------      -----     ----------

Domestic:
  OTC Pharmaceuticals .........................   $   67,214        56.5%    $ 48,700        48.4%     $51,673        54.8%
  Functional Toiletries and
    Cosmetics .................................       36,232        30.5       37,519        37.3       29,888        31.7
International:
  OTC Pharmaceuticals .........................        2,255         1.9        2,463         2.5        2,243         2.4
  Functional Toiletries and
    Cosmetics .................................       12,204        10.3       10,885        10.8        9,484        10.0
Other Products ................................          998          .8        1,031         1.0        1,082         1.1
                                                   ---------       -----     --------       ------     -------       ------
    Total Consumer Products ...................    $ 118,903       100.0%    $100,598       100.0%     $94,370       100.0%
                                                   ---------       -----     --------       ------     -------       ------
                                                   ---------       -----     --------       ------     -------       ------

GROWTH STRATEGY

The Company's consumer products have historically grown through acquisition of new brands and expansion of existing brands. The Company seeks acquisitions of embryonic brands which have achieved success in limited geographic regions or of more developed brands with unrealized potential. With embryonic brands, the Company utilizes its marketing ability, sales force and manufacturing capabilities to build on the regional strength of the brand and launch the product nationally. For example, prior to its acquisition by the Company, FLEXALL 454 had developed a significant market share in Denver and Phoenix, but was virtually unknown in the balance of the country. After its acquisition by the Company in 1989, FLEXALL 454, which had sales of less than $1,000,000 at the time of acquisition, had exceeded $15,000,000 in gross sales in each of 1996 and 1995. As to brands with unrealized potential, the Company seeks to acquire from larger firms brands that have been undermarketed because the products are not of sufficient size to warrant attention by the larger firms. Two products in this category were acquired in 1994: BENZODENT, a dental analgesic cream acquired from The Procter & Gamble Company ("Procter & Gamble"), and PHISODERM, a line of facial cleaners acquired from Sterling Winthrop Inc. ICY HOT is an earlier example of this type of acquisition and has experienced significant growth since its acquisition in 1991. HERPECIN-L is a recent example of the acquisition of a small brand. Fiscal 1997 will be the first year in the brand's history in which it will receive a full year of national television advertising, radio advertising and promotional support. In considering product acquisitions, the Company also seeks products that complement existing brands through increased marketing presence, shared promotions and shared distribution channels.

The Company endeavors to expand its existing products through line extensions of existing brands, which capitalize on consumer awareness of the brand names. Examples of this strategy were the introduction and launch of FLEXALL Ultra
Plus and PHISODERM Antibacterial Hand Cleanser during 1996. In February, 1997, the Company will be launching ICY HOT Arthritis Therapy Gel, GOLD BOND Medicated Foot Powder, MUDD 5 Minute Masque and the relaunching of CORNSILK with completely new packaging. Efforts are also made to develop new and creative marketing strategies and executions to expand both trade distribution and consumer usage.

OTC PHARMACEUTICALS

The Company markets a diversified portfolio of brand name OTC pharmaceutical products, many of which are among the market leaders in the U.S. in their respective categories.

The GOLD BOND brand, which is approximately 100 years old, competes in the adult and baby medicated powder and anti-itch cream markets. GOLD BOND is the leading brand in the medicated powder market and has a rapidly growing presence in the anti-itch cream market. The product line is heavily supported by national television and radio advertising, as well as with exciting consumer promotions. The Company believes GOLD BOND represents a major growth opportunity and is currently pursuing various key growth directions both in the short and long term.

FLEXALL 454 is an aloe-vera based topical analgesic used primarily by people with arthritic symptoms to alleviate pain and irritation in joints and secondarily by persons suffering from muscle strain. In fiscal 1996 FLEXALL Ultra Plus, containing menthol, methyl salicylate and camphor as active ingredients, was added to the line. The Company believes that the advancing age of the U.S. population and the emphasis on fitness and physical activity will increase the overall market size of the topical analgesic market. The Company supports the brand with a marketing program that utilizes extensive television and print media advertising.

ICY HOT provides the Company with a second entry into the topical analgesic market segment. ICY HOT is an extra strength dual action product, as distinguished from FLEXALL 454. The Company supports this brand with national advertising and strong promotional programs.

BENZODENT is a dental analgesic cream in an adhesive base for use as an oral topical analgesic for pain related to dentures. The Company acquired BENZODENT from Procter & Gamble in 1994 and seeks to increase the market share of this brand through advertising and promotional programs.

NORWICH is a pharmaceutical-quality, aspirin-based analgesic which complements the Company's other OTC pharmaceuticals by offering consumers another choice in the analgesic market segment and by permitting shared product promotions. The Company positions the brand as a reasonably priced alternative between private label generic aspirin and high-priced, heavily-advertised brands.

In the lip care category, HERPECIN-L balm stick treats and protects cold sores three ways. The unique formula moisturizes lips to help prevent cracking, reduce soreness and promote healing. Also, HERPECIN-L contains an SPF 15 sunblock to help protect lips from the harmful rays of the sun. The Company supports the brand with television and radio advertising as well as consumer promotions designed to generate trial during the peak winter and summer cold sore seasons.

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

The CORNSILK brand is a line of facial makeup products for women with oily or combination skin. All CORNSILK products utilize an exclusive ingredient for absorbing the excess facial oils that break down the color and coverage of other makeup. The CORNSILK brand includes powder used by women to fix and finish their makeup and also liquid makeup, blush and concealer. Liquid makeup is used to even skin tone, blush to add color and concealer to cover blemishes. The Company supports the brand by a television advertising campaign complemented by print advertising in selected women's magazines.

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

SUN-IN is a leading product line in the spray-on hair lightener market. The target customers within this market segment are light-haired women between the ages of 12 and 24. The Company supports SUN-IN's position as a market leader through recent improvements in the formula and package, seasonal advertising to teens and consumer promotions in retail stores.

MUDD is a line of clay-based products which provide deep cleansing of the face for healthier, cleaner skin. Target customers for MUDD are women between the ages of 18 and 49. In fiscal 1995, the Company relaunched MUDD with improved formulas and updated packaging. The relaunch is supported by television advertising and promotional programs.

PHISODERM is a line of facial cleansers consisting of several formulas of liquid cleansers, including one for infants, and a bar soap. Acquired in 1994, PHISODERM is the Company's second entry into the facial cleanser category. Positioned as a deep cleaning but gentle facial cleanser, the Company, in fiscal 1995, improved the formula, updated the packaging and provided television advertising and promotional support to enable this brand to regain the larger market share it once enjoyed. In fiscal 1996, PHISODERM Antibacterial Hand Cleanser was introduced in the domestic and certain international markets.

INTERNATIONAL

The Company's products are also sold in foreign countries. This international business is concentrated in Canada, Europe and Central and South America.

Sales in Canada and Europe are conducted by subsidiary companies located and locally staffed in Canada and the United Kingdom. General export sales are handled by the Company from its offices in Chattanooga. Most of the products sold in international markets are manufactured by the Company at its Chattanooga and United Kingdom facilities and are packaged by subsidiary companies in small facilities in Canada and the United Kingdom with the assistance, from time to time, of outside contract packagers.

Many of the Company's major domestic products are currently sold in Canada, including the FLEXALL 454, PAMPRIN, SUN-IN, CORNSILK, MUDD, ULTRASWIM, PHISODERM and GOLD BOND brands.

Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and cosmetic products. The Company's hair lightener product is sold on the continent under the SPRAY BLOND trademark and in the United Kindgom as SUN-IN. MUDD, CORNSILK and ULTRASWIM are the other primary consumer products sold by the Company's international division in Europe.

The Company's export division services various distributors primarily located in the Caribbean, Mexico and Peru. The Company sells various products into these markets with the primary focus being the development of its OTC pharmaceuticals, principally ICY HOT, PAMPRIN, MUDD, PHISODERM and GOLD BOND. The Company continues to look for established distributors in Central and South America.


MANUFACTURING

The Company manufactures a substantial portion of its products at its Chattanooga plant, with the exception of GOLD BOND and NORWICH Aspirin, which are manufactured by contract manufacturers. Currently, the Company has adequate capacity to meet anticipated demand for its products. New products can generally be manufactured with the adaptation of existing equipment and facilities, with the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2 in this report.

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

RESEARCH AND DEVELOPMENT

The Company's research and development expenditures were $1,117,000, $1,140,000 and $893,000 in the fiscal years ended November 30, 1996, 1995 and 1994, respectively. No material customer-sponsored research and development activities were undertaken during these periods. The Company expects to maintain the same general level of expenditures in fiscal 1997.

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

The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscal 1996 largely as a result of the acquisitions of the GOLD BOND and HERPECIN-L product lines in that year. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.

MARKETING

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 38.3%, 37.0% and 35.3%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1996, 1995 and 1994.

The Company's marketing objective is to develop and execute creative and cost-effective advertising and promotional programs. The manner in which the Company executes promotional programs and purchases advertising time creates more flexibility in terms of adjusting spending levels. The Company believes that balancing advertising, trade promotions and consumer promotions expenditures on a cost effective basis is an essential element in its ability to compete successfully.

The Company develops for each of its major brands advertising strategies and executions that focus on the particular attributes and market positions of the products. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies.

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


TRADEMARKS AND PATENTS

The Company's trademarks are of material importance to its business and are among its most important assets, although, except in the case of the FLEXALL 454, PHISODERM, ICY HOT and GOLD BOND trademarks, its business as a whole is not materially dependent upon ownership of any one trademark. The Company, either through a wholly-owned subsidiary or directly, owns or licenses all of the trademarks associated with its business. All of the Company's brands have recognized trademarks associated with them, and the Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are timely renewed and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

The Company also owns patents related to the ULTRASWIM shampoo and CORNSILK facial powder, both of which expire in 1998, and ICY HOT stick topical analgesic, which expires in 2007. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.

GOVERNMENT REGULATION

The Company's products are generally subject to government regulations, primarily those of the U. S. Food and Drug Administration ("FDA"). Certain of the Company's consumer products are regulated by the FDA as OTC drugs, with the rest of the products being regulated as "cosmetics". All such products must comply with FDA regulations governing the safety of the products themselves or the ingredients used in their manufacture. FDA regulations for all pharmaceutical products also include requirements for product labeling and for adherence to "current good manufacturing practices".

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

The Company responded to certain questions received from the FDA early in 1995 in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in PAMPRIN and PREMSYN PMS. While the Company addressed all of the FDA questions in detail, the final monograph for menstrual drug products will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. Additional clinical testing of this ingredient may be required.

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

In addition to the FDA regulations discussed above, the Company is subject to numerous other statutory and regulatory restrictions, including regulations relating to product packaging. The application of these product packaging regulations has required the Company to convert certain of its PAMPRIN products sold in foil pouches to bottles with child resistant caps. This conversion was completed in 1995 and involved plant modification and the installation of additional packaging equipment. To comply with new packaging requirements for products containing lidocaine, the Company has until January 1998 to develop new child resistant packaging for its GOLD BOND Cream products that are sold in tubes or change the product formulation.


ENVIRONMENTAL

The Company is continuously engaged in assessing compliance of its operations with applicable federal, state and local environmental laws and regulations.
The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. The Company is a member of the Chattanooga Manufacturers Association, a trade association which promotes industry awareness of developments in environmental matters and has engaged environmental consultants on a regular basis to assist its compliance efforts. The Company is currently in compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

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


EMPLOYEES

The Company employs approximately 298 persons on a full-time basis in the U.S. and 34 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

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



                                                              Facility
                                                    --------------------------
                                         Total
                          Total Area   Buildings                       Square
                            (Acres)  (Square Feet)    Use               Feet
                          ---------- -------------  -------           --------
Owned Properties:
  Chattanooga, Tennessee      10        111,200   Manufacturing        71,800
                                                  Office &
                                                   Administration      39,400
Leased Properties:
  Chattanooga, Tennessee (1)  4.0       100,000   Warehousing         100,000
  Chattanooga, Tennessee (2)  1.0        35,200   Warehousing &
                                                   Manufacturing       35,200
  Mississauga, Ontario,
    Canada               (3)  0.3        15,000   Warehousing          10,500
                                                  Office &
                                                   Administration       3,000
                                                  Packaging             1,500
  Basingstoke, Hampshire,
    England              (4)  0.3       21,900    Warehousing          13,900
                                                  Office &
                                                   Administration       6,500
                                                  Packaging             1,500


NOTES:
(1) Leased under a five year lease ending January 31, 2001 for a monthly rental of $23,750.
(2) Leased under a five year lease ending January 31, 2001 for a monthly rental of $9,430.
(3) Leased under a lease ending November 1999 at a monthly rental including property taxes and other incidentals, of approximately $7,396.
(4) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $21,535.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of full-time second and third shifts.


ITEM 3.  LEGAL PROCEEDINGS

Note 10 to the Consolidated Financial Statements on page 29 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The information found on pages 15, 28 and 29 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

On April 29, 1996, the Company issued in a private offering, 1,100,000 shares of its common stock to a group of investors, including certain officers, directors and affiliates, and issued to the seller of GOLD BOND 155,792 shares of Chattem, Inc. stock at $6.42 per share as a portion of the purchase price for the brand.

ITEM 6.  SELECTED FINANCIAL DATA

The information found on page 15 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information found on pages 9 to 14 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information found on pages 15 to 35 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

     (a) DIRECTORS
     The information found in the Company's 1997 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

     (b) EXECUTIVE OFFICERS
     The following table lists the names of the executive officers of the Company as of February 21, 1997, their ages, their positions and offices with the Company and the year in which they were first elected to these positions:

                                       POSITION WITH                     FIRST
      NAME               AGE            REGISTRANT                      ELECTED
-------------------      ---  --------------------------------------    -------
Zan Guerry               48   Chairman of the Board;
                              President and Chief Executive Officer;
                              Director                                     1990

Robert E. Bosworth       49   Executive Vice President and Chief
                              Financial Officer; Director                  1990


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

     (c) PROMOTERS AND CONTROL PERSONS
     Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

The information found in the Company's 1997 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found in the Company's 1997 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


A. Alexander Taylor II, a director of the Company, is a partner in the law firm of Miller & Martin, general counsel to the Company.

Louis H. Barnett, a director of the Company, received $33,000 in consulting fees during fiscal 1996 for services rendered to the Company in a capacity other than as a director.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 16 to 35 of the Company's 1996 Annual Report to Shareholders.

     2. The following documents are filed or incorporated by reference as exhibits to this report:


Exhibit
Number                  Description of Exhibit                    References
-------        ---------------------------------------           ------------

   3           Amended and Restated Charter of
                 Chattem, Inc.                                       (7)

               Amended and Restated By-Laws of
                 Chattem, Inc.                                      (16)


   4           Form of Indenture dated August 3, 1994
                between Chattem, Inc. and SouthTrust
                Bank of Alabama, N.A. relating to the
                12.75% Series B Senior Subordinated
                Notes due 2004                                      (13)

  10           Material Contracts -

               ULTRASWIM License Agreement                           (1)

               BULLFROG Purchase Agreement                           (2)

               Purchase and Sale Agreement dated
                March 6, 1989 between Chattem, Inc.
                and Ari-Med Pharmaceuticals, Inc.
                relating to the products FLEXALL
                454 and FLEXALL 5000                                (3)

               Chattem, Inc. Employee Stock Ownership
                Plan dated August 25, 1989                           (4)

Exhibit
Number                  Description of Exhibit                    References
-------        ---------------------------------------           ------------

  10           Chattem, Inc. Savings and Investment
                Plan dated June 11, 1990                              (5)

               Non-Competition and Severance Agree-
                ments as Amended -
                    Zan Guerry
                    Robert E. Bosworth                           (6) and (16)

               Lease Agreement between Atlantis Real
                Estate Corporation and Chattem
                (Canada) Inc. and Chattem, Inc. for Unit
                1, 2220 Argentia Road, Mississauga,
                Ontario, Canada                                       (7)

               Lease Agreement between Guildhall
                Property Holdings Limited and Chattem
                (U.K.) Limited for Unit 7, Ringway
                Centre, Edison Road, Basingstoke,
                Hampshire, England                                    (7)

               Chattem, Inc. Non-Statutory Stock Option
                Plan - 1993                                           (8)

               Manufacturing Agreement dated May 12,
                1993 between Chattem, Inc. and Procter
                & Gamble Pharmaceuticals, Inc. relating
                to NORWICH Aspirin products                           (9)

               Stock Purchase Agreement dated June 11,
                1993 between Chattem, Inc. and First
                Union Capital Partners, Inc.                         (13)

               Registration Agreement dated June 11,
                1993 between Chattem, Inc. and First
                Union Capital Partners, Inc.                         (13)

Exhibit
Number                  Description of Exhibit                    References
-------        ---------------------------------------           ------------

  10           Chattem, Inc. Non-Statutory Stock Option
                Plan - 1994                                          (10)

               Chattem, Inc. Non-Statutory Stock
                Option Plan for Non-Employee Directors
                - 1994                                               (11)

               Asset Purchase and Sale Agreement dated
                May 12, 1994 between The Procter &
                Gamble Company and Signal Investment
                & Management Co. for the BENZODENT business          (12)

               Purchase Agreement dated June 10, 1994
                between Chattem, Inc.and Kidder,
                Peabody & Co. Incorporated                           (13)

               Note Registration Rights Agreement dated
                June 17, 1994 between Chattem, Inc.
                and Kidder, Peabody & Co. Incorporated               (13)

               Warrant Registration Rights Agreement
                dated June 17, 1994 between Chattem,
                Inc. and Kidder, Peabody & Co.
                Incorporated                                         (13)

               Asset Purchase and Sale Agreement dated
                June 17, 1994 between Sterling
                Winthrop Inc. and Signal Investment
                & Management Co. for the PHISODERM  business         (13)

Exhibit
Number                  Description of Exhibit                    References
-------        ---------------------------------------           ------------

               Renewal Lease Agreement dated
                December 5, 1994 between Atlantis Real
                Estate Corporation and Chattem
                (Canada) Inc. and Chattem, Inc. for Unit
                1, 2220 Argentia Road, Mississauga,
                Ontario, Canada                                      (14)

               Agreement of Purchase and Sales dated
                April 11, 1995, by and among Chattem
                Chemicals, Inc., as buyer, Elcat, Inc., as
                parent, and Chattem, Inc., as seller, of
                Specialty Chemicals division                         (15)

               Non-Competition and Severance
                Agreements -
                    Gary M. Galante
                    B. Derrill Pitts
                    Charles M. Stafford                              (16)

               Lease Agreements as amended dated
                February 1, 1996 between Tammy
                Development Company and Chattem,
                Inc. for warehouse space at 3100
                Williams Street, Chattanooga, Tennessee          (16) and (18)

               Asset Purchase Agreement dated April 29,
               1996 between Martin Himmel Inc., seller,
               and Chattem, Inc. and Subsidiaries,
               purchaser, for the GOLD BOND business                 (17)


               Credit Agreement dated April 29, 1996
               among Chattem, Inc., as borrower,
               Signal Investment & Management Co.,
               as guarantor, NationsBank, N.A., as agent
               and the lenders named therein                         (18)

Exhibit
Number                  Description of Exhibit                    References
-------        ---------------------------------------           ------------

  10           Credit Agreement dated April 29, 1996
                (secondary working capital facility)
                among Chattem, Inc., as borrower,
                Signal Investment & Management Co.,
                as guarantor, NationsBank, N.A., as
                agent and the Lenders named therein.                 (18)

  10            Asset Purchase Agreement dated June 6,
                1996 between Campbell Laboratories,
                Inc., seller, and Chattem, Inc. and Signal
                Investment & Management Co., purchasers,
                for the HERPECIN-L business.                         (18)

               Amendment to the Credit Agreement
                (HERPECIN-L Acquisition) dated June 6,
                1996 among Chattem, Inc., as borrower,
                Signal Investment & Management Co.,
                as guarantor, NationsBank, N.A., as
                agent and the Lenders named therein.                 (18)

  11           Computation of Per Share Earnings

  13           1996 Annual Report to Shareholders of
                Chattem, Inc.

  22           Subsidiaries of the Company

  24           Consent of Independent Public
                Accountants

References:
----------

Previously filed as an exhibit to and incorporated by reference from:
     (1) Form 10-K for the year ended May 31, 1986.
     (2) Form 10-Q for the quarter ended February 28, 1987.
     (3) Form 10-K for the year end May 31, 1989.
     (4) Form S-8 Registration Statement (No. 33-30742).
     (5) Form S-8 Registration Statement (No. 33-35386).
     (6) Form 10-K for the year ended November 30, 1991.
     (7) Form 10-K for the year ended November 30, 1992.
     (8) Form S-8 Registration Statement (No. 33-55640).
     (9) Form 10-K for the year ended November 30, 1993.
    (10) Form S-8 Registration Statement (No. 33-78524).
    (11) Form S-8 Registration Statement (No. 33-78522).
    (12) Form 8-K dated May 12, 1994.
    (13) Form S-2 Registration Statement (No. 33-80770).
    (14) Form 10-K for the year ended November 30, 1994.
    (15) Form 8-K dated April 11, 1995.
    (16) Form 10-K for the year ended November 30, 1995.
    (17) Form 8-K dated April 29, 1996.
    (18) Form 10-K for the year ended November 30, 1996.

(b) There were no Form 8-K's filed with the Securities and Exchange Commission during the three months ended November 30, 1996.

(d) The Financial Statements and the related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a) of Article 3 of Regulation S-X are incorporated by reference from pages 7 to 14 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 1997     CHATTEM, INC.
                              By:   ____________________________________
                                    Title: Executive Vice President and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


      Signature                    Title                               Date
-----------------------  ------------------------------            ------------



_______________________  Chairman of the Board,                       2/22/97
Zan Guerry               President and Director
                         (Chief Executive Officer)


_______________________  Director                                     2/22/97
Samuel E. Allen



_______________________  Director                                     2/22/97
Louis H. Barnett

_______________________  Executive Vice President and                 2/22/97
Robert E. Bosworth       Chief Financial Officer and
                         Director (Principal Financial
                         and Accounting Officer)

_______________________  Director                                     2/22/97
Richard E. Cheney

_______________________  Director                                     2/22/97
Scott L. Probasco, Jr.


_______________________  Director                                     2/22/97
A. Alexander Taylor, II

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 22, 1997     CHATTEM, INC.
                              By:   /s/ Robert E. Bosworth
                                    ----------------------------------------
                                    Title: Executive Vice President and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


          Signature                       Title                        Date
---------------------------   ------------------------------        ----------


/s/ Zan Guerry                Chairman of the Board,                 2/22/97
---------------------------   President and Director
Zan Guerry                    (Chief Executive Officer)


/s/ Samuel E. Allen           Director                                2/22/97
---------------------------
Samuel E. Allen



/s/ Louis H. Barnett          Director                                2/22/97
---------------------------
Louis H. Barnett


/s/ Robert E. Bosworth        Executive Vice President and            2/22/97
---------------------------   Chief Financial Officer and
Robert E. Bosworth            Director (Principal Financial
                              and Accounting Officer)

/s/ Richard E. Cheney         Director                                2/22/97
---------------------------
Richard E. Cheney

/s/ Scott L. Probasco, Jr.    Director                                2/22/97
---------------------------
Scott L. Probasco, Jr.

/s/ A. Alexander Taylor, II   Director                                2/22/97
---------------------------
A. Alexander Taylor, II

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------         ------------------------------------------------------------

 10.1             Credit Agreement dated April 29, 1996 among Chattem, Inc., as borrower, Signal Investment & Management Co., as guarantor, NationsBank, N.A., as agent, and the lenders named therein

 10.2             Credit Agreement dated April 29, 1996 (secondary working
                   capital facility) among Chattem, Inc., as borrower, Signal Investment & Management Co., as guarantor, NationsBank, N.A., as agent, and the Lenders named therein

 10.3             Asset Purchase Agreement dated June 6, 1996 between
                   Campbell Laboratories, Inc., seller, and Chattem, Inc. and Signal Investment & Management Co., purchasers, for the HERPECIN-L business

 10.4             Amendment to the Credit Agreement dated June 6, 1996
                   (HERPECIN-L Acquisition) among Chattem, Inc., as borrower, Signal Investment & Management Co., as guarantor, NationsBank, N.A., as agent, and the Lenders named therein

 10.5             First Amendment dated December 2, 1996 to Lease Agreements dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee

 11               Computation of per share earnings

 13               1996 Annual Report to Shareholders of Chattem, Inc.

 22               Subsidiaries of the Company

 24               Consent of Independent Public Accountants