Form 10-Q
period 1997-02-28
CHATTEM INC
filed 1997-04-14
CIK 19520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




                                      FORM 10-Q



                                   QUARTERLY REPORT
                          PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997
                            COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 11, 1997, 8,613,641 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                    CHATTEM, INC.
                                        INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of February 28, 1997 and
      November 30, 1996 ................................................   3

    Condensed Consolidated Statements of Operations for the Three
      Months Ended February 28, 1997 and February 29, 1996 .............   5

    Consolidated Statements of Cash Flows for the Three Months Ended
      February 28, 1997 and February 29, 1996 ..........................   6


    Notes to Condensed Consolidated Financial Statements ...............   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..........................................   9

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ............................  14

SIGNATURES .............................................................  15

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings......

EXHIBIT 27 - Financial Data Schedule ...................................

                            PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            CHATTEM, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)



                                                                FEBRUARY 28,    NOVEMBER 30,
ASSETS                                                              1997           1996
------                                                           ----------     ----------
                                                                 (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...................................  $    9,925     $    9,254
  Accounts receivable, net ....................................      22,879         20,276
  Refundable and deferred income taxes ........................       3,019          5,405
  Inventories .................................................      11,724         10,295
  Prepaid expenses and other current assets ...................         615            912
                                                                 ----------     ----------
    Total current assets ......................................      48,162         46,142
                                                                 ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET ............................       9,643          9,774
                                                                 ----------     ----------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ...................................       6,148          5,984
  Patents, trademarks and other purchased product rights, net .      75,399         76,024
  Debt issuance costs, net ....................................       3,713          3,819
  Other .......................................................       6,135         10,440
                                                                 ----------     ----------
    Total other noncurrent assets .............................      91,395         96,267
                                                                 ----------     ----------
      TOTAL ASSETS ............................................  $  149,200     $  152,183
                                                                 ----------     ----------
                                                                 ----------     ----------


        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                                                FEBRUARY 28,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' DEFICIT                               1997           1996
-------------------------------------                           ------------   ------------
                                                                (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt . . . . . . . . . .       $   3,475      $   3,906
  Accounts payable . . . . . . . . . . . . . . . . . . . .           4,244          6,602
  Payable to bank. . . . . . . . . . . . . . . . . . . . .           3,835          1,710
  Accrued liabilities. . . . . . . . . . . . . . . . . . .          12,312         14,131
                                                                 ---------      ---------
    Total current liabilities. . . . . . . . . . . . . . .          23,866         26,349
                                                                 ---------      ---------

LONG-TERM DEBT, less current maturities. . . . . . . . . .         126,553        127,438
                                                                 ---------      ---------

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .           2,917          2,917
                                                                 ---------      ---------

OTHER NONCURRENT LIABILITIES . . . . . . . . . . . . . . .           2,940          2,659
                                                                 ---------      ---------

SHAREHOLDERS' DEFICIT:

  Preferred shares, without par value, authorized
    1,000, none issued . . . . . . . . . . . . . . . . . .
  Common shares, without par value, authorized 20,000,
    issued 8,613 at February 28, 1997 and 8,592 at
  November 30, 1996. . . . . . . . . . . . . . . . . . . .           1,857          1,843
  Paid-in surplus. . . . . . . . . . . . . . . . . . . . .          58,617         58,561
  Accumulated deficit. . . . . . . . . . . . . . . . . . .         (65,978)       (66,114)
                                                                 ---------      ---------
                                                                    (5,504)        (5,710)

  Minimum pension liability adjustment . . . . . . . . . .            (112)          (112)
  Foreign currency translation adjustment. . . . . . . . .          (1,460)        (1,358)
                                                                 ---------      ---------
      Total shareholders' deficit. . . . . . . . . . . . .          (7,076)        (7,180)
                                                                 ---------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS'
        DEFICIT. . . . . . . . . . . . . . . . . . . . . .       $ 149,200      $ 152,183
                                                                 ---------      ---------
                                                                 ---------      ---------



        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited and in thousands, except per share amounts)


                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                                FEBRUARY 28,   FEBRUARY 29,
                                                                    1997           1996
                                                                -----------    -----------
NET SALES ..................................................     $  27,946      $  18,697
                                                                 ---------      ---------

COSTS AND EXPENSES:
  Cost of sales ............................................         8,394          5,749
  Advertising and promotion ................................        11,267          7,001
  Selling, general and administrative ......................         4,657          4,223
                                                                 ---------      ---------
    Total costs and expenses ...............................        24,318         16,973
                                                                 ---------      ---------

INCOME FROM OPERATIONS .....................................         3,628          1,724
                                                                 ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense .........................................        (3,798)        (2,618)
  Investment income ........................................           241            655
  Other, net ...............................................            78             (2)
                                                                 ---------      ---------
    Total other income (expense) ...........................        (3,479)        (1,965)
                                                                 ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES ..........................           149           (241)

PROVISION FOR (BENEFIT FROM) INCOME TAXES ..................            13           (203)
                                                                 ---------      ---------

NET INCOME (LOSS) ..........................................     $     136      $     (38)
                                                                 ---------      ---------
                                                                 ---------      ---------

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES
 OUTSTANDING ...............................................         8,807          7,292
                                                                 ---------      ---------

NET INCOME (LOSS) PER COMMON SHARE .........................     $     .02      $    (.01)
                                                                 ---------      ---------
                                                                 ---------      ---------



        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited and in thousands)


                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                                FEBRUARY 28,   FEBRUARY 29,
                                                                    1997           1996
                                                                -----------    -----------
OPERATING ACTIVITIES:
 Net income (loss) .........................................          136       $     (38)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization ...........................        1,467             999
   Dividend receivable from Elcat, Inc. ....................         (164)           (164)
   Other, net ..............................................          282            (484)
   Changes in operating assets and liabilities:
    Increase in accounts receivable ........................       (2,603)           (648)
    Increase in inventories ................................       (1,429)         (1,577)
    (Increase) decrease in prepaid expenses and other
      current assets .......................................        1,285            (106)
    Decrease in refundable and deferred income
      taxes ................................................        2,386              14
    Decrease in accounts payable ...........................       (2,358)         (3,041)
    Decrease in other accrued liabilities ..................       (1,819)         (3,984)
                                                                ----------      ----------
     Net cash used in operating activities .................       (2,817)         (9,029)
                                                                ----------      ----------

INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............         (203)           (276)
    Increase in other assets, net...........................         (147)            (32)
                                                                ----------      ----------
      Net cash used in investing activities ................         (350)           (308)
                                                                ----------      ----------

FINANCING ACTIVITIES:
   Repayment of long-term debt .............................       (1,363)           (400)
   Proceeds from long-term debt ............................           --           9,000
   Change in payable to bank................................        2,125             927
   Other, net ..............................................          (27)             --
                                                                ----------      ----------
      Net cash provided by financing activities ............          735           9,527
                                                                ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS ......................................         (115)            (80)
                                                                ----------      ----------

CASH AND CASH EQUIVALENTS:
   Increase (decrease) for the period ......................       (2,547)           110
   At beginning of period ..................................       16,040          3,636
                                                                ---------      ---------
   At end of period ........................................     $  13,493      $   3,746
                                                                 ---------      ---------
                                                                 ---------      ---------

PAYMENTS FOR:
   Interest ................................................     $   5,287      $   4,600
   Taxes ...................................................     $     145      $     727



        See accompanying notes to condensed consolidated financial statements.

                            CHATTEM, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED)

Note:  All monetary amounts are expressed in thousands of dollars.


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's annual report to Shareholders for the year ended November 30, 1996. The 1996 annual report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter pharmaceuticals and functional toiletries and cosmetics. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. The results of operations for the three months ended February 28, 1997 and February 29, 1996 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income trailing the other fiscal quarters.

4. Certain amounts in the prior years' financial information have been reclassified to conform to the current period presentation.

5. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents, including cash and cash equivalents available exclusively for the repayment of long-term debt.

6. Inventories consisted of the following at February 28, 1997 and November 30, 1996:


                                                 February 28,   November 30,
                                                     1997           1996
                                                 -----------    -----------
         Raw materials .....................     $    5,711     $    5,365
         Finished goods and work in process           8,567          7,484
         Excess of current cost over LIFO
         values ............................         (2,554)        (2,554)
                                                 ----------     ----------
         Total inventories .................     $   11,724     $   10,295
                                                 ----------     ----------
                                                 ----------     ----------

7. Accrued liabilities consisted of the following at February 28, 1997 and November 30, 1996:

                                                 February 28,   November 30,
                                                     1997           1996
                                                 -----------    -----------
         Income and other taxes ............     $      227     $       --
         Salaries, wages and commissions ...            311          1,287
         Advertising and promotion .........          4,293          2,827
         Interest ..........................          2,283          3,996
         Accrued pension benefits ..........          2,076          2,076
         Other .............................          3,122          3,945
                                                 ----------     ----------
         Total accrued liabilities .........     $   12,312     $   14,131
                                                 ----------     ----------
                                                 ----------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL


For the three months ended February 28, 1997, the Company experienced a $9,249, or 49.5%, increase in sales to $27,946 from $18,697 in the first quarter of fiscal 1996. Operating income during the period likewise increased $1,904, or 110.4%, to $3,628 from $1,724. Net income of $136, or $.02 per share, was recorded during the period compared to a net loss of $38, or $.01 per share, during the same period last year. Seasonality is a factor in the Company's overall business with the first quarter sales and income traditionally trailing the other fiscal quarters.

The GOLD BOND and HERPECIN-L product lines, which were acquired in the second and third quarters of fiscal 1996, respectively, were largely responsible for the improvement in the Company's operating results for the three months ended February 28, 1997.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. At the end of the first quarter of 1997, the Company began shipping a number of new line extensions including GOLD BOND Medicated Foot Powder, GOLD BOND CORNSTARCH PLUS Medicated Baby Powder and ICY HOT Arthritis Therapy Gel. In addition to the line extensions, CORNSILK was relaunched with completely new packaging. Strategically, the Company continually evaluates its products and businesses as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Condensed Consolidated Statements of Operations expressed as a percentage of net sales:

                                                       Three Months Ended
                                                    February 28,   February 29,
                                                    ------------   -----------
                                                       1997           1996
                                                       ----           ----

         NET SALES ..............................     100.0%         100.0%
                                                      ------         ------
         COSTS AND EXPENSES:
          Cost of sales .........................      30.0           30.8
          Advertising and promotion .............      40.3           37.4
          Selling, general and administrative ...      16.7           22.6
                                                      -----          -----

           Total costs and expenses .............      87.0           90.8
                                                      -----          -----

         INCOME FROM OPERATIONS .................      13.0            9.2
                                                      -----          -----
         OTHER INCOME (EXPENSE):
          Interest expense   ....................     (13.6)         (14.0)
          Investment income, net ................        .8            3.5
          Other, net ............................        .3             --
                                                      -----          -----

               Total other income (expense) .....     (12.5)         (10.5)
                                                      -----          -----

         INCOME (LOSS) BEFORE INCOME TAXES ......        .5           (1.3)
         BENEFIT FROM INCOME TAXES ..............        --           (1.1)
                                                      -----          -----

         NET INCOME (LOSS) ......................       0.5%          (0.2)%
                                                      ------         -------
                                                      ------         -------

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Net sales for the three months ended February 28, 1997 increased $9,249, or 49.5%, to $27,946 from $18,697 for the same period last year. Domestic consumer product sales increased $9,076, or 54.9%, to $25,614 from $16,538 for last year's comparative period. Net sales of international consumer products increased $173, or 8.0%, from $2,159 in the 1996 period to $2,332 in the current period.

The increase in domestic consumer product sales in the 1996 period was largely associated with the GOLD BOND and HERPECIN-L product lines, which were acquired in the second and third quarters, respectively, of fiscal 1996, and from PHISODERM Antibacterial Hand Cleanser, introduced in mid 1996. Sales increases were also registered for the FLEXALL, ICY HOT, PREMSYN, MUDD, SUN-IN, CORNSILK and BENZODENT brands, while decreases were recognized for the BULLFROG, NORWICH Aspirin, ULTRASWIM and PHISODERM facial cleanser products. All sales variances were principally due to volume changes.

The increase in sales of the existing products at the beginning of fiscal 1996 was largely the result of repackaging (MUDD), new product introductions (FLEXALL Ultra Plus) and increased marketing support for all of these lines. Completely repackaged CORNSILK was shipped in the first quarter of 1997 to replace then existing inventory of the trade. As a result, an increase in sales was also recognized for this line in the 1997 period. The decline in sales of the brands listed above primarily reflects the maturation of these products and increased competition in their respective product categories.

International consumer product sales for the first quarter of 1997 increased $303, or 55.7%, for the Canadian operation but declined by $115, or 8.3%, for the United Kingdom business. The increase in Canadian sales is largely associated with the GOLD BOND product line although sales increases were recorded for the PAMPRIN, FLEXALL, SUN-IN and PHISODERM facial cleanser brands. Sales declines were experienced for all of the United Kingdom brands except for the MUDD product line. These declines are largely the result of reduced advertising and promotion expenditures. U.S. export sales decreased $15, or 6.5%, for the 1997 quarter as compared to the same period in fiscal 1996. All sales variances were primarily due to volume changes.

Cost of goods sold as a percentage of net sales improved to 30.0% from 30.8% in the 1996 period. The decline was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $4,266, or 60.9%, in the 1997 period and were 40.3% of net sales compared to 37.4% in the corresponding 1996 period. All brands recorded increased planned expenditures in the 1997 period, except for PHISODERM facial cleanser and BENZODENT. Substantial increases were noted for the FLEXALL, ICY HOT, PREMSYN, SUN-IN, MUDD and CORNSILK product lines. GOLD BOND and HERPECIN-L also contributed to the increase over the prior year period.

The increase of $434, or 10.3%, in selling, general and administrative expenses in the 1997 period was largely associated with increased direct selling expenses resulting from increased sales. General and administrative expenses declined slightly from the 1996 period. The selling, general and administrative expenses were 16.7% of net sales in the current period as compared to 22.6% in the same period of last fiscal year.

Interest expenses increased $1,180, or 45.1%, in the 1997 period, reflecting primarily the additional debt incurred for the GOLD BOND and HERPECIN-L product acquisitions in fiscal 1996.

Investment income decreased to $241 in the 1997 period largely due to the absence in 1997 of an investment gain recognized in the 1996 period.

The increase of $174 in net income in 1997 is largely the result of increased sales offset largely by increased interest charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations and acquisitions with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and long-term debt servicing.

Cash used in operations was $2,817 for the first quarter of fiscal 1997 compared to $9,029 for the comparable prior year period. The decrease in cash flows used in operations was primarily a result of changes in accounts receivable, refundable and deferred income taxes, prepaid expenses and other current assets, accounts payable and accrued liabilities. These changes were due primarily to the acquisitions of GOLD BOND and HERPECIN-L.

Investing activities used cash of $350 in the first quarter of fiscal 1997 compared to $308 for the comparable prior year period primarily due to lower capital expenditures and increases in other assets.

Financing activities provided cash of $735 and $9,527 in the first quarter of fiscal 1997 and 1996, respectively. The decrease in cash provided was primarily the borrowing of $9,000 in the fiscal 1996 period.

The following table presents working capital data at February 28, 1997 and November 30, 1996 or for the respective years then ended:

                       Item                               1997           1996
                   ------------                        ---------      ---------

  Working capital (current assets less current
   liabilities) ..................................    $  24,296      $  19,793
  Current ratio (current assets divided by
   current liabilities) ..........................         2.02           1.75
  Quick ratio (cash and cash equivalents and
   accounts receivable divided by current
   liabilities) ..................................         1.37           1.12
  Average accounts receivable turnover ...........         6.46           6.51
  Average inventory turnover .....................         3.44           3.70
  Working capital as a percentage of total
   assets ........................................        16.28%         13.01%

The improvement in the current and quick ratios at February 28, 1997 as compared to November 30, 1996 reflects primarily the increase in accounts receivable and the reduction of accounts payable and accrued liabilities.

Total loans outstanding were $130,028 at February 28, 1997 compared to $131,344 at November 30, 1996, a decrease of $1,316 during the first quarter of 1997. The revolving line of credit is available to the Company up to $24,000 or such lesser amount as is determined to be available under the terms of the Company's bank credit agreement. The availability of credit under the revolvers is determined based on the Company's cash, accounts receivable and inventories. The amount of cash and cash equivalents on deposit in excess of the calculated availability is included as a current asset in the accompanying consolidated balance sheet as of February 28, 1997 and is available for general operating purposes. The amount of cash and cash equivalents on deposit up to the calculated availability is included in other noncurrent assets in the accompanying consolidated balance sheet as of February 28, 1997 and is available exclusively for the repayment of long-term bank debt. As of February 28, 1997, the Company had total cash and cash equivalents of $13,493. The Company had $8,455 invested in highly liquid short-term investments as of February 28, 1997 and has no further availability under its credit facility.

Management of the Company believes that cash flows generated by operations, along with funds available from its short-term, highly liquid investments, will be sufficient to fund the Company's current commitments and proposed operations.


FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 28, 1997 and February 29, 1996, these subsidiaries accounted for 8% and 10% of total revenues, respectively, and 5% and 8% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $10 and $24 for the three months ended February 28, 1997 and February 29, 1996, respectively, resulted from foreign currency transactions.


FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under bank loan agreements and the indenture; and other risks described in the Company's Securities and Exchange Commission filings.

                             PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         (1)  Statement regarding computation of per share earnings (Exhibit
              11).

         (2)  Financial data schedule (Exhibit 27).

    (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended February 28, 1997.

                                    CHATTEM, INC.
                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHATTEM, INC.
                                       (Registrant)


Dated:  April 14, 1997                 \s\ Robert E. Bosworth
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



                                       CHATTEM, INC.
                                       (Registrant)


Dated: April 14, 1997
                                       ------------------------------
                                       Robert E. Bosworth,
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (principal financial officer)