Form 10-Q
period 1997-05-31
CHATTEM INC
filed 1997-07-15
CIK 19520

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997
                         COMMISSION FILE NUMBER 0-5905


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


AS OF JULY 8, 1997, 8,917,344 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                 CHATTEM, INC.
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                        ---------------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of May 31, 1997 and November 30, 1996....................             3

    Condensed Consolidated Statements of Income for the Three and Six Months Ended May 31, 1997 and
     1996.............................................................................................             5

    Consolidated Statements of Cash Flows for the Six Months Ended May 31, 1997 and 1996..............             6

    Notes to Condensed Consolidated Financial Statements..............................................             7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......             9

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K............................................................            16

SIGNATURES............................................................................................            17

EXHIBIT 11--STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

EXHIBIT 27--FINANCIAL DATA SCHEDULE

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       MAY 31,     NOVEMBER 30,
  ASSETS                                                                                1997           1996
-----------------------------------------------------------------------------------  -----------  ---------------

                                                                                     (UNAUDITED)

CURRENT ASSETS:

  Cash and cash equivalents........................................................   $  13,449     $     9,254

  Accounts receivable, net.........................................................      26,950          20,276

  Refundable and deferred income taxes.............................................       3,019           5,405

  Inventories......................................................................      10,340          10,295

  Prepaid expenses and other current assets........................................         510             912
                                                                                     -----------  ---------------

    Total current assets...........................................................      54,268          46,142
                                                                                     -----------  ---------------

PROPERTY, PLANT AND EQUIPMENT, NET.................................................       9,696           9,774
                                                                                     -----------  ---------------

OTHER NONCURRENT ASSETS:

  Investment in Elcat, Inc. .......................................................       6,312           5,984

  Patents, trademarks and other purchased product rights, net......................      75,944          76,024

  Debt issuance costs, net.........................................................       3,936           3,819

  Other............................................................................       2,491          10,440
                                                                                     -----------  ---------------

    Total other noncurrent assets..................................................      88,683          96,267
                                                                                     -----------  ---------------

      TOTAL ASSETS.................................................................   $ 152,647     $   152,183
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------

     See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       MAY 31,     NOVEMBER 30,
  LIABILITIES AND SHAREHOLDERS' DEFICIT                                                 1997           1996
-----------------------------------------------------------------------------------  -----------  ---------------

                                                                                     (UNAUDITED)

CURRENT LIABILITIES:

  Current maturities of long-term debt.............................................   $   3,725     $     3,906

  Accounts payable.................................................................       3,654           6,602

  Payable to bank..................................................................       2,289           1,710

  Accrued liabilities..............................................................      15,456          14,131
                                                                                     -----------  ---------------

    Total current liabilities......................................................      25,124          26,349
                                                                                     -----------  ---------------

LONG-TERM DEBT, less current maturities............................................     125,668         127,438
                                                                                     -----------  ---------------

DEFERRED INCOME TAXES..............................................................       2,917           2,917
                                                                                     -----------  ---------------

OTHER NONCURRENT LIABILITIES.......................................................       2,936           2,659
                                                                                     -----------  ---------------

SHAREHOLDERS' DEFICIT:

  Preferred shares, without par value, authorized 1,000, none issued...............      --             --

  Common shares, without par value, authorized 20,000, issued 8,614 at May 31, 1997
    and 8,592 at November 30, 1996.................................................       1,867           1,843

  Paid-in surplus..................................................................      58,620          58,561

  Accumulated deficit..............................................................     (62,921)        (66,114)
                                                                                     -----------  ---------------

                                                                                         (2,434)         (5,710)

  Minimum pension liability adjustment.............................................        (112)           (112)

  Foreign currency translation adjustment..........................................      (1,452)         (1,358)
                                                                                     -----------  ---------------

    Total shareholders' deficit....................................................      (3,998)         (7,180)
                                                                                     -----------  ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT..................................   $ 152,647     $   152,183
                                                                                     -----------  ---------------
                                                                                     -----------  ---------------

     See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                     ENDED MAY 31,         ENDED MAY 31,
                                                                  --------------------  --------------------

                                                                    1997       1996       1997       1996
                                                                  ---------  ---------  ---------  ---------

NET SALES.......................................................  $  39,178  $  30,430  $  67,124  $  49,127
                                                                  ---------  ---------  ---------  ---------

COSTS AND EXPENSES:

  Cost of sales.................................................     10,888      9,329     19,282     15,078

  Advertising and promotion.....................................     14,602     11,365     25,869     18,366

  Selling, general and administrative...........................      5,767      4,836     10,424      9,060
                                                                  ---------  ---------  ---------  ---------

    Total costs and expenses....................................     31,257     25,530     55,575     42,504
                                                                  ---------  ---------  ---------  ---------

INCOME FROM OPERATIONS..........................................      7,921      4,900     11,549      6,623
                                                                  ---------  ---------  ---------  ---------

OTHER INCOME (EXPENSE):

  Interest expense..............................................     (3,835)    (3,014)    (7,633)    (5,631)

  Investment and other income...................................        694        260      1,013        913

  Gain on product divestitures..................................     --            877     --            877
                                                                  ---------  ---------  ---------  ---------

    Total other income (expense)................................     (3,141)    (1,877)    (6,620)    (3,841)
                                                                  ---------  ---------  ---------  ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...........      4,780      3,023      4,929      2,782

PROVISION FOR INCOME TAXES......................................      1,723      1,013      1,736        809
                                                                  ---------  ---------  ---------  ---------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY LOSS ....      3,057      2,010      3,193      1,973

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET.........     --           (532)    --           (532)
                                                                  ---------  ---------  ---------  ---------

NET INCOME......................................................  $   3,057  $   1,478  $   3,193  $   1,441
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING...................................................      8,852      7,794      8,830      7,547
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

NET INCOME PER COMMON SHARE:

  Continuing operations.........................................  $    0.35  $    0.26  $    0.36  $    0.26

  Extraordinary loss............................................     --          (0.07)    --          (0.07)
                                                                  ---------  ---------  ---------  ---------
    Net income per common share.................................  $    0.35  $    0.19  $    0.36  $    0.19
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

     See accompanying notes to condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                          FOR THE SIX MONTHS
                                                                                                 ENDED
                                                                                                MAY 31,
                                                                                        -----------------------

                                                                                          1997         1996
                                                                                        ---------  ------------

OPERATING ACTIVITIES:

  Net income..........................................................................  $   3,193  $      1,441

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization.....................................................      2,979         2,109

    Extraordinary loss on early extinguishment of debt................................     --               532

    Gain on sale of trademarks and other product rights...............................     --              (877)

    Dividend receivable from Elcat, Inc...............................................       (328)         (328)

    Other, net........................................................................        266           414

    Changes in operating assets and liabilities:

      Increase in accounts receivable.................................................     (6,774)       (8,213)

      Increase in inventories.........................................................        (45)       (3,600)

      Decrease in refundable and deferred income taxes................................      2,386       --

      Decrease in prepaid and other current assets....................................      1,384            16

      Decrease in accounts payable and accrued liabilities............................     (1,623)       (2,285)
                                                                                        ---------  ------------

        Net cash provided by (used in) operating activities...........................      1,438       (10,791)
                                                                                        ---------  ------------

INVESTING ACTIVITIES:

    Purchases of property, plant and equipment........................................       (619)         (710)

    Proceeds from notes receivable....................................................        100           245

    Purchase of trademarks and other product rights...................................     (1,000)      (37,000)

    Proceeds from sale of trademarks and other product rights.........................     --             1,000

    Other, net........................................................................       (651)         (812)
                                                                                        ---------  ------------

        Net cash used in investing activities.........................................     (2,170)      (37,277)
                                                                                        ---------  ------------

FINANCING ACTIVITIES:

    Repayment of long-term debt.......................................................     (2,044)      (25,600)

    Proceeds from long-term debt......................................................     --            72,750

    Proceeds from issuance of common stock............................................         83         5,500

    Proceeds from borrowings against insurance policies...............................     --             1,412

    Debt issuance costs...............................................................       (383)       (1,847)

    Increase in payable to bank.......................................................        579           830
                                                                                        ---------  ------------

        Net cash provided by (used in) financing activities...........................     (1,765)       53,045
                                                                                        ---------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..........................        (94)          (31)
                                                                                        ---------  ------------

CASH AND CASH EQUIVALENTS:

    Increase (decrease) for the period................................................     (2,591)        4,946

    At beginning of period............................................................     16,040         3,636
                                                                                        ---------  ------------

    At end of period..................................................................  $  13,449  $      8,582
                                                                                        ---------  ------------

PAYMENTS FOR:

    Interest..........................................................................  $   7,274  $      5,525

    Taxes.............................................................................  $     153  $        950

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:

  Issuance of 154,887 shares of common stock at $6.46 per share to partially fund the
    GOLD BOND acquisition.............................................................        --   $  1,000,000

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

2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income traditionally trailing the other fiscal quarters.

3. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter pharmaceuticals and functional toiletries and cosmetics. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage to sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

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

6.  Inventories consisted of the following at May 31, 1997 and November 30,
    1996:

                                                                       MAY 31,   NOVEMBER 30,
                                                                        1997         1996
                                                                      ---------  ------------

Raw materials.......................................................  $   5,415   $    5,365

Finished goods and work in process..................................      7,479        7,484

Excess of current cost over LIFO values.............................     (2,554)      (2,554)
                                                                      ---------  ------------

  Total inventories.................................................  $  10,340   $   10,295
                                                                      ---------  ------------
                                                                      ---------  ------------

7. Accrued liabilities consisted of the following at May 31, 1997 and November 30, 1996:

                                                                       MAY 31,   NOVEMBER 30,
                                                                        1997         1996
                                                                      ---------  ------------

Income and other taxes..............................................  $   1,849   $   --

Salaries, wages and commissions.....................................        683        1,287

Advertising and promotion...........................................      3,771        2,827

Interest............................................................      3,928        3,996

Accrued pension benefits............................................      2,076        2,076

Other...............................................................      3,149        3,945
                                                                      ---------  ------------

  Total accrued liabilities.........................................  $  15,456   $   14,131
                                                                      ---------  ------------
                                                                      ---------  ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

    On May 23, 1997, the Company announced the signing of an agreement to purchase certain assets of Sunsource International, Inc. and an affiliated company (collectively, "Sunsource") consisting primarily of the exclusive worldwide rights to five leading branded dietary supplement products. The products being acquired are GARLIQUE, REJUVEX, MELATONEX, ECHINEX and PROPALMEX. The purchase price of the assets was approximately $32,000, including inventories and accounts receivable. Financing was provided by an expansion of the Company's senior bank credit agreement and the issuance of 300,000 shares of the common stock of the Company to the seller. Additional payments, based on the attainment of certain sales levels of the products acquired, may be made to Sunsource in the six years following the purchase, but such payments are not to exceed $15,750 in the aggregate. The purchase of the assets was completed on June 26, 1997.

    The GOLD BOND and HERPECIN-L product lines, which were acquired in the second and third quarters of fiscal 1996, respectively, were largely responsible for the improvement in the Company's operating results for the three and six months ended May 31, 1997.

    For the second quarter of the 1997 fiscal year, net sales increased 28.7%, to $39,178 from $30,430 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 61.7% to $7,921 for 1997, from $4,900 in 1996. Income from continuing operations increased $1,047, or 52.1%, to $3,057, or $0.35 per share, from $2,010, or $0.26 per share in 1996. This increase for the second quarter in income and earnings per share was impacted by the rapid growth in operating income and a complete quarter of sales of the GOLD BOND and HERPECIN-L product lines.

    Earnings per share from continuing operations increased $0.09 per share, or 34.6%, for the quarter and $0.10, or 38.5%, for the six months ended May 31, 1997. The increase in earnings per share from continuing operations was primarily due to increased income from operations, less an increase in interest expense. The per share amounts for the quarter and six months ended May 31, 1997 reflect the increase in the total number of shares outstanding due to the issuance of additional shares of the Company's common stock during the second quarter of 1996 in conjunction with the GOLD BOND acquisition and the increase in the price of the Company's common stock.

    The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the six months ended May 31, 1997, new additions to the ICY HOT (Arthritis Therapy Gel), GOLD BOND (Medicated Foot Powder and CORNSTARCH PLUS Medicated Baby Powder), MUDD (5 Minute Mask) and PAMPRIN and PREMSYN PMS (Gel Caps) product lines as well as a newly repackaged CORNSILK line were introduced.

    Strategically, the Company continually evaluates its products and businesses as part of its growth strategy and in instances where the Company's objectives are not realized, will dispose of the brands and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

    The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales:


                                                                               FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                                   ENDED MAY 31,         ENDED MAY 31,
                                                                               --------------------  --------------------

                                                                                 1997       1996       1997       1996
                                                                               ---------  ---------  ---------  ---------

NET SALES....................................................................      100.0%     100.0%     100.0%     100.0%
                                                                               ---------  ---------  ---------  ---------

COSTS AND EXPENSES:

  Cost of sales..............................................................       27.8       30.7       28.7       30.7

  Advertising and promotion..................................................       37.3       37.3       38.6       37.4

  Selling, general and administrative........................................       14.7       15.9       15.5       18.4
                                                                               ---------  ---------  ---------  ---------

    Total costs and expenses.................................................       79.8       83.9       82.8       86.5
                                                                               ---------  ---------  ---------  ---------

INCOME FROM OPERATIONS.......................................................       20.2       16.1       17.2       13.5
                                                                               ---------  ---------  ---------  ---------

OTHER INCOME (EXPENSE):

  Interest expense...........................................................       (9.8)      (9.9)     (11.4)     (11.5)

  Investment and other income................................................        1.8         .9        1.6        1.9

  Gain on product divestitures...............................................     --            2.9     --            1.8
                                                                               ---------  ---------  ---------  ---------

    Total other income (expense).............................................       (8.0)      (6.1)      (9.8)      (7.8)
                                                                               ---------  ---------  ---------  ---------

INCOME BEFORE INCOME TAXES...................................................       12.2       10.0        7.4        5.7

PROVISION FOR INCOME TAXES...................................................        4.4        3.3        2.6        1.6
                                                                               ---------  ---------  ---------  ---------

NET INCOME FROM CONTINUING OPERATIONS........................................        7.8%       6.7%       4.8%       4.1%
                                                                               ---------  ---------  ---------  ---------

COMPARISON OF THREE MONTHS ENDED MAY 31, 1997 AND 1996 FOR CONTINUING OPERATIONS

    Net sales for the three months ended May 31, 1997 increased $8,748, or 28.7%, to $39,178 from $30,430 for the same period of 1996. This increase in net sales was attributable to an $8,096, or 30.3% increase in domestic consumer products sales to $34,837 from $26,741 last year and an increase of $652, or 17.7%, in international consumer products sales to $4,341 from $3,689.

    For domestic consumer products in the 1997 period, increases over sales in the corresponding 1996 period were realized for FLEX-ALL, ICY HOT, PREMSYN, MUDD, GOLD BOND and HERPECIN-L. Decreases in sales from the corresponding 1996 period were realized for BULLFROG, SUN-IN, ULTRASWIM, NORWICH Aspirin and CORNSILK. Sales of the summer seasonal products
(BULLFROG, SUN-IN and ULTRASWIM) were affected by the cool and wet Spring experienced in most sections of the country in 1997. BULLFROG sales were also impacted by the loss of a large customer. The decline in CORNSILK sales for the second quarter of the 1997 period reflects the effect of the reintroduction of that entire line in completely new packaging in the first quarter of the current fiscal year in which sales were unusually high. The ICY HOT sales increase reflects the introduction in February 1997 of Arthritis Therapy Gel to the product line. The over-all increase in sales is largely attributable to the GOLD BOND and HERPECIN-L brands which were acquired in April and June of 1996, respectively. All other product lines were basically flat compared to the 1996 period. All sales variances were principally due to volume changes.

    International consumer product sales for the second quarter of the 1997 period increased $313, or 31.0%, for the Canadian operation and $126, or 5.1%, for the United Kingdom business. U.S. export sales increased $213, or 96.8%, over the prior year period. Sales from the introduction of the BULLFROG brand in the 1997 period along with a full three months' sales of the GOLD BOND line, introduced in June 1996, accounted for practically all of the Canadian sales increase in the three months ended May 31, 1997. Sales increases for the SUN-IN and MUDD brands were realized in the current period by the United Kingdom division, while sales declines were recognized for the ULTRASWIM and CORNSILK product lines. U.S. export sales' increases in the 1997 period were entirely associated with the ICY HOT and GOLD BOND brands. All sales variances were largely the result of changes in volume.

    Cost of sales as a percentage of net sales decreased to 27.8% for the 1997 quarter from 30.7% for the same prior year period. This decline was essentially due to a shift in product mix of sales of domestic consumer products to higher margin brands.

    Advertising and promotion expenses increased $3,237, or 28.5%, in the 1997 period and were 37.3% of net sales for both the 1997 and 1996 quarters. This increase in the 1997 period was primarily associated with the GOLD BOND, HERPECIN-L and ICY HOT brands.

    Selling, general and administrative expenses increased $931, or 19.2%, in the 1997 period but declined as a percentage of net sales to 14.7% compared to 15.9% for the prior year period. The increase was primarily due to increases in direct selling expenses, as a result of increased sales.

    Interest expense increased $821, or 27.2%, in the 1997 period, reflecting primarily the additional debt incurred for the GOLD BOND and HERPECIN-L product acquisitions in fiscal 1996. A gain of $877 on the sale of SOLTICE and BLIS-TO-SOL product lines was recognized in the 1996 period.

    Income from continuing operations increased by $1,047, or 52.1%, in the 1997 period. The net increase resulted primarily from increased sales and an improved cost of sales percentage of net sales, offset in part by increased interest expense and income taxes.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1997 AND 1996 FOR CONTINUING OPERATIONS

    Net sales for the six months ended May 31, 1997 increased $17,997, or 36.6%, to $67,124 from $49,127 for the same period last year. The increase in net sales was associated with a $17,172, or 39.7%, increase in domestic consumer product sales to $60,451 from $43,279 last year and an increase of $825, or 14.1%, in international consumer products sales to $6,673 from $5,848.

    For domestic consumer products in the 1997 period, increases over sales in the corresponding 1996 period were realized for FLEX-ALL, ICY HOT, PREMSYN, SUN-IN, MUDD, CORNSILK, BENZODENT, PHISODERM Anti-bacterial Hand Cleanser, GOLD BOND and HERPECIN-L. Decreases in sales from the corresponding 1996 period were realized for BULLFROG, NORWICH Aspirin, ULTRASWIM and PHISODERM. Sales of BULLFROG and ULTRASWIM were affected by the cool and wet Spring experienced in most sections of the country in 1997. BULLFROG sales were also impacted by the loss of a large customer. ICY HOT Arthritis Therapy Gel, introduced in February 1997, and the reintroduction of the CORNSILK line in completely new packaging in the first quarter of that year had a very favorable impact on sales of those respective brands for the 1997 period. All other product lines were basically flat compared to the 1996 period. All sales variances were principally due to volume changes.

    International consumer product sales for the 1997 period increased $616, or 39.6%, for the Canadian operation, and $11, or .3%, for the United Kingdom business. U.S. export sales increased $198, or 44.0%, over the prior year period. Sales from the introduction of the BULLFROG brand in the 1997 period along with a full six months' sales of the GOLD BOND product line, introduced in June 1996, accounted for practically all of the Canadian sales increase in the six months ended May 31, 1997. U.S. export sales' increases in the 1997 period were entirely associated with the ICY HOT and GOLD BOND product lines. All sales variances were largely the result of volume changes.

    Cost of sales as a percentage of net sales decreased to 28.7% for the 1997 period from 30.7% for the prior year's first six months. This decline was essentially due to a shift in product mix of sales of domestic consumer products to higher margin brands.

    Advertising and promotion expenses increased $7,053, or 40.8%, in the 1997 period and were 38.6% of net sales compared to 37.4% in the corresponding 1996 period. This increase in the 1997 period was primarily associated with the GOLD BOND, HERPECIN-L and ICY HOT brands.

    Selling, general and administrative expenses increased $1,364, or 15.1%, in the 1997 period but were reduced to 15.5% of net sales compared to 18.4% in the corresponding 1996 period. The increase was primarily due to increases in direct selling expenses, as a result of increased sales.

    Interest expense increased $2,002, or 35.6%, in the 1997 period, reflecting primarily the additional debt incurred for the GOLD BOND and HERPECIN-L product acquisitions in fiscal 1996. A gain of $877 on the sale of the SOLTICE and BLIS-TO-SOL brands was recognized in the 1996 period.

    Income from continuing operations increased by $1,220, or 61.8%, in the current period. The net increase resulted primarily from increased sales and an improved cost of sales percentage of net sales, offset in part by increased interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and long-term debt servicing.

    Cash of $1,438 was provided by operations for the six months ended May 31, 1997 while cash of $10,791 was used in operations of the prior year period. The increase in cash flows provided by operations was primarily a result of changes in net income, accounts receivable, inventories, refundable and deferred income taxes, prepaid and other current assets, accounts payable and accrued liabilities. The changes were due in part to the acquisitions of GOLD BOND and HERPECIN-L.

    Investing activities used cash of $2,170 in the six months ended May 31, 1997 compared to $37,277 for the comparable prior year period. The decrease in cash used primarily resulted from the acquisition of GOLD BOND during the second quarter of the fiscal 1996 period.

    Financing activities used cash of $1,765 in the six months ended May 31, 1997 while cash of $53,045 was provided by financing activities in the prior year period. In the fiscal 1996 period, the Company financed the acquisition of GOLD BOND and repaid all outstanding bank indebtedness with the proceeds of a new bank credit agreement and the issuance of 1,100,000 new shares of the Company's common stock.

    As previously discussed, the Company has expanded its senior bank credit agreement to fund the acquisition of Sunsource. The transaction was completed on June 26, 1997.

    The following table presents working capital data at May 31, 1997 and November 30, 1996 or for the respective years then ended:

                                                                       MAY 31,   NOVEMBER 30,
ITEM                                                                    1997         1996
--------------------------------------------------------------------  ---------  ------------

Working capital (current assets less current liabilities)...........  $  29,144   $   19,793

Current ratio (current assets divided by current liabilities).......       2.16         1.75

Quick ratio (cash and cash equivalents and accounts receivable
  divided by current liabilities)...................................       1.61         1.12

Average accounts receivable turnover................................       5.35         6.51

Average inventory turnover..........................................       3.48         3.70

Working capital as a percentage of total assets.....................      19.09%       13.01%


    The improvement in the current and quick ratios at May 31, 1997 as compared to November 30, 1996 reflected primarily the increase in cash and cash equivalents, increase in accounts receivable and decrease in accounts payable.

    The decline in the average accounts receivable turnover as of May 31, 1997 as compared to November 30, 1996 is primarily due to the increase in the average receivable balance. This increase is due to the acquisition of GOLD BOND and the dated receivables which are included in the May receivable balances but not in the November receivable balances.

    Total loans outstanding were $129,393 as of May 31, 1997 compared to $131,344 as of November 30, 1996, a decrease of $1,951. The revolving line of credit is available to the Company up to $24,000 or such lesser amount as is determined to be available under the terms of the Company's bank credit agreement. The availability of credit under the revolvers is determined based on the Company's cash, accounts receivable and inventories. The amount of cash and cash equivalents on deposit in excess of the calculated availability is included as a current asset in the accompanying consolidated balance sheet as of May 31, 1997 and is available for general operating purposes. The amount of cash and cash equivalents on deposit up to the calculated availability is included in other non-current assets in the accompanying consolidated balance sheet as of May 31, 1997 and is available exclusively for the repayment of long-term bank debt. As of May 31, 1997, the Company had total cash and cash equivalents of $13,449. The Company had $8,550 invested in highly liquid short-term investments as of May 31, 1997 and has no further availability under its credit facility.

    The dated receivables related to the seasonal sales of BULLFROG, SUN-IN and ULTRASWIM are due August 15, 1997 and are approximately $5,000 to $6,000 as of May 31, 1997.

    Management of the Company believes that cash flows generated by operations, along with funds available under its short-term highly liquid investments, will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS

    The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52. "Foreign Currency Translation." For the six months ended May 31, 1997 and 1996, these subsidiaries accounted for 9% and 11% of total revenues, respectively, and 5% of total assets for both periods. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $49 and of $23 for the six months ended May 31, 1997 and 1996, respectively, resulted from foreign currency transactions.

FORWARD LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under bank loan agreements and the indenture; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        (1) Statement regarding computation of per share earnings (Exhibit 11).

        (2) Financial data schedule (Exhibit 27).

    (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended May 31, 1997.

                                 CHATTEM, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHATTEM, INC.
                                (Registrant)

Dated: July 15, 1997            /s/ ROBERT E. BOSWORTH
                                ------------------------------------------
                                Robert E. Bosworth,
                                Executive Vice President
                                and Chief Financial Officer
                                (principal financial officer)

                                 CHATTEM, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CHATTEM, INC.
                                (Registrant)

Dated: July 15, 1997
                                ------------------------------------------
                                Robert E. Bosworth,
                                Executive Vice President
                                and Chief Financial Officer
                                (principal financial officer)