Form 10-Q
period 1997-08-31
CHATTEM INC
filed 1997-10-15
CIK 19520

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997
                         Commission file number 0-5905

                                 CHATTEM, INC.
                            A TENNESSEE CORPORATION
                 I.R.S. EMPLOYER IDENTIFICATION NO.62-0156300
                             1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

As of October 8, 1997, 9,080,747 shares of the Company's common stock, without par value, were outstanding.

                                 CHATTEM, INC.

                                     INDEX

                                                            PAGE NO.
                                                            --------
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements
Consolidated Balance Sheets as of August 31, 1997 and
  November 30, 1996.....................................      3
Consolidated Statements of Income for the Three and Nine
  Months Ended August 31, 1997 and 1996.................      5
Consolidated Statements of Cash Flows for the Nine
  Months Ended August 31, 1997 and 1996.................      6
Notes to Consolidated Financial Statements..............      7
Item 2.Management's Discussion and Analysis of Financial
  Condition and Results of Operations...................     11
PART II.OTHER INFORMATION
  Item 2.Changes in Securities..........................     19
  Item 6.Exhibits and Reports on Form 8-K...............     19
SIGNATURES..............................................     20
EXHIBIT 11--Statement Regarding Computation of Per Share
  Earnings
EXHIBIT 27--Financial Data Schedule

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                      AUGUST 31,     NOVEMBER 30,
ASSETS                                                                  1997             1996
-------------------------------------------------------------------  -----------  ---------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents........................................   $   2,489     $     9,254
  Accounts receivable, net.........................................      26,399          20,276
  Refundable and deferred income taxes.............................       3,019           5,405
  Inventories......................................................      15,364          10,295
  Prepaid expenses and other current assets........................         544             912
                                                                     -----------  ---------------
    Total current assets...........................................      47,815          46,142
                                                                     -----------  ---------------
PROPERTY, PLANT AND EQUIPMENT, NET.................................      10,232           9,774
                                                                     -----------  ---------------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc.........................................       6,476           5,984
  Patents, trademarks and other purchased product rights, net......     104,290          76,024
  Debt issuance costs, net.........................................       3,215           3,819
  Other............................................................       2,344          10,440
                                                                     -----------  ---------------
    Total other noncurrent assets..................................     116,325          96,267
                                                                     -----------  ---------------
      TOTAL ASSETS.................................................   $ 174,372     $   152,183
                                                                     -----------  ---------------
                                                                     -----------  ---------------

    See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               AUGUST 31,    NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                    1997           1996
------------------------------------------------------------  -----------  ---------------
                                                              (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt......................   $   5,270     $     3,906
  Accounts payable..........................................       2,327           6,602
  Payable to bank...........................................       1,416           1,710
  Accrued liabilities.......................................      17,996          14,131
                                                              -----------  ---------------
    Total current liabilities...............................      27,009          26,349
                                                              -----------  ---------------
LONG-TERM DEBT, less current maturities.....................     139,395         127,438
                                                              -----------  ---------------
DEFERRED INCOME TAXES.......................................       2,917           2,917
                                                              -----------  ---------------
OTHER NONCURRENT LIABILITIES................................       2,831           2,659
                                                              -----------  ---------------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value, authorized 1,000,
    none issued.............................................      --             --
  Common shares, without par value, authorized 20,000,
    issued 9,005 at August 31, 1997 and 8,592 at
    November 30, 1996.......................................       2,104           1,843
  Paid-in surplus...........................................      63,055          58,561
  Accumulated deficit.......................................     (61,443)        (66,114)
                                                              -----------  ---------------
                                                                   3,716          (5,710)
  Minimum pension liability adjustment......................        (112)           (112)
  Foreign currency translation adjustment...................      (1,384)         (1,358)
                                                              -----------  ---------------
    Total shareholders' equity (deficit)....................       2,220          (7,180)
                                                              -----------  ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT)......................................   $ 174,372     $   152,183
                                                              -----------  ---------------
                                                              -----------  ---------------

    See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                                       FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                                         ENDED AUGUST 31,      ENDED AUGUST 31,
                                                                       --------------------  ---------------------
                                                                         1997       1996        1997       1996
                                                                       ---------  ---------  ----------  ---------
NET SALES............................................................  $  38,909  $  38,841  $  106,033  $  87,968
                                                                       ---------  ---------  ----------  ---------
COSTS AND EXPENSES:
  Cost of sales......................................................     10,100     11,388      29,382     26,466
  Advertising and promotion..........................................     14,979     14,433      40,848     32,799
  Selling, general and administrative................................      5,522      6,144      15,946     15,204
                                                                       ---------  ---------  ----------  ---------
    Total costs and expenses.........................................     30,601     31,965      86,176     74,469
                                                                       ---------  ---------  ----------  ---------
INCOME FROM OPERATIONS...............................................      8,308      6,876      19,857     13,499
                                                                       ---------  ---------  ----------  ---------
OTHER INCOME (EXPENSE):
  Interest expense...................................................     (4,205)    (3,902)    (11,838)    (9,533)
  Investment and other income........................................        337        279       1,350      1,192
  Gain on product divestitures.......................................     --         --          --            877
                                                                       ---------  ---------  ----------  ---------
    Total other income (expense).....................................     (3,868)    (3,623)    (10,488)    (7,464)
                                                                       ---------  ---------  ----------  ---------
Income from continuing operations before income taxes................      4,440      3,253       9,369      6,035
Provision for income taxes...........................................      1,593      1,122       3,329      1,931
                                                                       ---------  ---------  ----------  ---------
Income before extraordinary loss.....................................      2,847      2,131       6,040      4,104
Extraordinary loss on early extinguishment of debt, net..............     (1,370)    --          (1,370)      (532)
                                                                       ---------  ---------  ----------  ---------
NET INCOME...........................................................  $   1,477  $   2,131  $    4,670  $   3,572
                                                                       ---------  ---------  ----------  ---------
Weighted average number of common and common equivalent shares
  outstanding........................................................      9,332      8,808       9,020      7,934
                                                                       ---------  ---------  ----------  ---------
NET INCOME PER COMMON SHARE:
  Continuing operations..............................................  $    0.31  $    0.24  $     0.67  $    0.52
  Extraordinary loss.................................................      (0.15)    --           (0.15)     (0.07)
                                                                       ---------  ---------  ----------  ---------
    Net income per common share......................................  $    0.16  $    0.24  $     0.52  $    0.45
                                                                       ---------  ---------  ----------  ---------

    See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited and in thousands)

                                                        FOR THE NINE MONTHS ENDED
                                                                AUGUST 31,
                                                        -------------------------
                                                           1997           1996
                                                        ----------      ---------
OPERATING ACTIVITIES:
  Net income..........................................  S    4,670      $   3,572
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Depreciation and amortization.......................       4,646          3,736
  Extraordinary loss on early extinguishment of
    debt..............................................       1,370            532
  Gain on sale of trademarks and other product
    rights............................................          --           (877)
  Dividend receivable from Elcat, Inc.................        (492)          (492)
  Other, net..........................................         902           (632)
  Changes in operating assets and liabilities:
    Increase in accounts receivable...................      (6,313)       (13,267)
    Increase in inventories...........................      (5,069)        (1,680)
    Decrease (increase) in prepaid expenses...........         368            (29)
    Decrease in refundable and deferred
      income taxes....................................       2,386             83
    Decrease in accounts payable and accrued
      liabilities.....................................      (2,936)        (2,671)
                                                           --------     ----------
      Net cash used in operating
        activities....................................        (468)        (11,725)
                                                           --------     ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..........      (1,557)         (1,033)
  Proceeds from notes receivable......................         190             245
  Purchase of trademarks and other product
    rights............................................     (22,718)        (42,410)
  Proceeds from sale of trademarks and other
    product rights....................................          --           1,000
  Increase in other assets............................        (592)             --
                                                           --------     ----------
    Net cash used in investing
      activities......................................     (24,677)        (42,198)
                                                           --------     ----------
FINANCING ACTIVITIES:
  Repayment of long-term debt.........................     (74,319)        (26,281)
  Proceeds from long-term debt borrowings.............      87,500          77,750
  Payment to terminate interest rate swaps............        (384)             --
  Proceeds from exercise of stock options.............         705              --
  Proceeds from issuance of common stock..............          --           5,750
  Proceeds from borrowings against
    insurance policies................................          --           1,441
  Debt issuance costs.................................      (1,587)         (2,096)
  Increase (decrease) in payable to bank..............        (294)            792
                                                           --------     ----------
    Net cash provided by financing
      activities......................................      11,621          57,356
                                                           --------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS....................................         (26)              6
                                                           --------      ---------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period..................     (13,550)          3,439
  At beginning of period..............................      16,039           3,636
                                                           --------      ---------
  At end of period....................................  $    2,489       $   7,075
                                                           --------      ---------
PAYMENTS FOR:
  Interest............................................     $13,916       $  11,311
  Taxes...............................................  $      161       $   1,251

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
  Issuance of 154,887 shares of common stock
  at $6.42 per share to partially fund
  the GOLD BOND acquisition...........................          --       $   1,000
  Issuance of 300,000 Shares of common stock
    at $13.50 per share to fund portion of
    SUNSOURCE acquisition.............................       4,050              --
  Additions to trademarks and other product
    rights by assumption of certain liabilities.......       3,750           1,707


    See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

    Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

    1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1996. The 1996 Annual Report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

    6. On June 26, 1997, the Company purchased certain assets of Sunsource International, Inc. and an affiliated company ("SUNSOURCE") including the exclusive worldwide rights to five leading branded dietary supplement products. The purchase price for the trademarks, inventory and receivables was approximately $32,000. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement, but such additional payments are not to exceed $15,750 in the aggregate. Financing of the SUNSOURCE acquisition was provided by an expansion of the Company's senior bank credit agreement and the issuance of 300,000 shares of Chattem, Inc. common stock to SUNSOURCE.

    7. On August 26, 1997, the Company terminated the license agreement for ULTRASWIM and purchased the trademark for $450.

    8. Inventories consisted of the following at August 31, 1997 and November 30, 1996:

                                                 AUGUST 31,   NOVEMBER 30,
                                                    1997          1996
                                                 -----------  ------------
    Raw materials..............................   $   7,525    $    5,365
    Finished goods and work in process.........      10,393         7,484
    Excess of current cost over LIFO values....      (2,554)       (2,554)
                                                 -----------  ------------
    Total inventories..........................   $  15,364    $   10,295
                                                 -----------  ------------
                                                 -----------  ------------


    9. Accrued liabilities consisted of the following at August 31, 1997 and November 30, 1996:

                                           AUGUST 31,   NOVEMBER 30,
                                              1997          1996
                                           -----------  ------------
    Income and other taxes...............   $   2,887    $     --
    Salaries, wages and commissions......         943         1,287
    Advertising and promotion............       5,310         2,827
    Interest.............................       2,639         3,996
    Accrued pension benefits.............         594         2,076
    Product acquisitions.................       2,104           614
    Other................................       3,519         3,331
                                            ---------    ----------
    Total accrued liabilities............   $  17,996    $   14,131
                                            ---------    ----------
                                            ---------    ----------

    10. Long-term debt consisted of the following as of August 31, 1997:

  Revolving line of credit payable to banks at variable
    rates (8.63% as of August 31,1997)..................         $  14,000
  Term loans payable to banks at variable rates (8.90%
    weighted average as of August 31, 1997).............            65,000
  12.75% Series B Subordinated Notes, due 2004, net of
    unamortized discount of $1,335 as of August 31, 1997            65,665
                                                                 ---------
  Total long-term debt..................................           144,665
  Less: current maturities..............................             5,270
                                                                 ---------
  Total long-term debt, net of current maturities.......          $139,395
                                                                 ---------
                                                                 ---------

    The Company expanded its existing credit agreement with a syndicate of banks on June 26, 1997 to finance the SUNSOURCE acquisition and repay all existing bank debt. The credit agreement is divided into a $30,000 revolving line of credit for working capital purposes, a 5 year $30,000 Term A loan facility and a 6 3/4 year $35,000 Term B loan facility.

    The combined Term A and B loans are payable in quarterly installments as follows:

  December 31, 1997--September 30, 1998.........  $   1,318
  December 31, 1998--September 30, 1999.........      1,488
  December 31, 1999--June 30, 2001..............      1,738
  September 30, 2001............................      2,650
  December 31, 2001--March 31, 2002.............      4,900
  June 30, 2002.................................      5,000
  September 30, 2002--December 31, 2003.........      3,250
  February 14, 2004.............................      3,350

    During June, 1997, the Company prepaid previously outstanding long-term debt, with funds from the new credit agreement. In connection with the prepayment of those borrowings, the Company incurred an extraordinary loss of $1,370 (net of income taxes), or $0.15 per share. The loss primarily related to the write-off of debt issuance costs and the termination of two interest rate swap agreements.

     Future maturities of long-term debt are as follows:

  August 31, 1998.......................  $   5,270
  August 31, 1999.......................      5,780
  August 31, 2000.......................      6,700
  August 31, 2001.......................      6,950
  August 31, 2002.......................     31,450
  Later Years...........................     89,850
                                          ----------
                                            146,000
  Less: unamortized discount............     (1,335)
                                          ----------
                                          $ 144,665
                                          ----------

    The August 31, 2002 maturities include the revolving line of credit which was $14,000 as of August 31, 1997.

    The revolving line of credit is available to the Company up to a maximum of $30,000 with a maturity date of June 26, 2002. Cash is advanced on the revolving line of credit based on the Company's receivables and inventory.

The Company may elect either a prime interest rate or Eurodollar interest rate option applicable to the term and revolving line loans under the credit agreement. The prime rate and Eurodollar interest rate options are based on a base rate plus floating rate margin that fluctuates on the basis of the Company's leverage ratio. The maximum floating rate margin for the Term A and revolving line loans under the credit agreement is 2.00% for the prime interest rate option and 3.00% for the Eurodollar rate option. The maximum floating rate margin for the Term B loan under the credit agreement is 2.50% for the prime interest rate option and 3.50% for the Eurodollar rate option.

    The credit agreement is secured by substantially all of the Company's assets.

    On July 21, 1997, the Company entered into two interest rate swap agreements with NationsBank, N.A. in notional amounts of $40,000 and $5,000. The Company entered into these agreements as hedges on its variable rate debt and not for trading purposes. The term of the $40,000 swap is for a five year period ending July 22, 2002. The Company will receive interest payments on the notional amount at a rate equal to the one month London Interbank offered rate (LIBOR) (5.625% as of August 31, 1997) and will pay interest on the same notional amount at a fixed interest rate of 6.38%. The term of the $5,000 swap is for a five year period ending July 22, 2002. The agreement may be terminated by NationsBank, N.A. at each quarterly date. The Company will receive interest payments on the notional amount at a rate equal to the three month LIBOR (5.75% as of August 31, 1997) and will pay interest on the same notional amount at a fixed interest rate of 5.62%.

    The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate swap agreements but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

    On June 26, 1997, the Company acquired certain assets of Sunsource International, Inc. and an affiliated company (collectively, "SUNSOURCE") consisting primarily of the exclusive worldwide rights to five leading branded dietary supplement products. The products acquired are GARLIQUE, REJUVEX, MELATONEX, ECHINEX and PROPALMEX. The purchase price of the assets was approximately $32,000, including inventories and accounts receivable. Financing was provided by an expansion of the Company's senior bank credit agreement and the issuance of 300,000 shares of the common stock of the Company to SUNSOURCE. Additional payments, based on the attainment of certain sales levels of the products acquired, may be made to SUNSOURCE in the six years following the purchase, but such payments are not to exceed $15,750 in the aggregate.

    For the third quarter, net sales increased .2% to $38,909 from $38,841 in 1996, while operating income grew 20.8% to $8,308 in 1997 from $6,876 in 1996. Income from continuing operations increased 33.6% to $2,847 from $2,131 in 1996. Despite a 14.0% increase in average common shares outstanding from the issuance of new shares in conjunction with the financing of the GOLD BOND and SUNSOURCE acquisitions plus an increase in common stock equivalents associated with the rise in stock price, earnings per share from continuing operations increased to $.31 from $.24 in 1996.

    Earnings per share from continuing operations increased $0.07 per share for the quarter and $.15 for the nine months ended August 31, 1997, as compared to the respective corresponding periods in 1996. The increase in earnings per share from continuing operations was due to increased income from operations, primarily from reductions of cost of sales and selling, general and administrative expenses, less an increase in interest expense.

    An extraordinary loss of $1,370, net of tax benefit, on the early extinguishment of debt was recorded during the third quarter of 1997. This loss resulted from the refinancing of all bank debt in connection with the SUNSOURCE acquisition.

    The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the nine months ended August 31, 1997, new additions to the ICY HOT (Arthritis Therapy Gel), GOLD BOND (Medicated Foot Powder and CORNSTARCH PLUS Medicated Baby Powder), MUDD (5 Minute Mask) and PAMPRIN and PREMSYN PMS (Gel
Caps) product lines as well as a newly repackaged CORNSILK line were introduced.

Strategically, the Company continually evaluates its products and businesses as part of its sales growth strategy and in instances where the Company's objectives are not realized, will dispose of the brands and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

    The following table sets forth, for continuing operations and for the periods indicated, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales:

                                                   FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                                     ENDED AUGUST 31,      ENDED AUGUST 31,
                                                   --------------------  --------------------
                                                     1997       1996       1997       1996
                                                   ---------  ---------  ---------  ---------
NET SALES........................................  100.0%     100.0%     100.0%     100.0%
                                                   ------     ------     ------     ------
COSTS AND EXPENSES:
  Cost of sales..................................   25.9       29.3       27.7       30.1
  Advertising and promotion......................   38.5       37.2       38.5       37.3
  Selling, general and administrative............   14.2       15.8       15.1       17.3
                                                   ------     ------     ------     ------
    Total costs and expenses.....................   78.6       82.3       81.3       84.7
                                                   ------     ------     ------     ------
INCOME FROM OPERATIONS...........................   21.4       17.7       18.7       15.3
                                                   ------     ------     ------     ------
OTHER INCOME (EXPENSE):
  Interest expense...............................  (10.8)     (10.0)     (11.2)     (10.8)
  Investment and other income....................     .8         .7        1.3        1.4
  Gain on product divestitures...................    --         --         --         1.0
                                                   ------     ------     ------     ------
    Total other income (expense).................  (10.0)      (9.3)      (9.9)      (8.4)
                                                   ------     ------     ------     ------
INCOME BEFORE INCOME TAXES.......................   11.4        8.4        8.8        6.9
PROVISION FOR INCOME TAXES.......................    4.1        2.9        3.1        2.2
                                                   ------     ------     ------     ------
NET INCOME FROM CONTINUING OPERATIONS............    7.3%       5.5%       5.7%       4.7%
                                                   ------     ------     ------     ------

    COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1997 AND 1996 FOR CONTINUING OPERATIONS

    Net sales for the three months ended August 31, 1997 increased $68, or .2%, to $38,909 from $38,841 for the same period last year. The increase in net sales was attributable to a $167, or .5%, decrease in domestic consumer products sales to $34,870 from $35,037 last year and an increase of $235, or 6.2%, in international consumer products sales to $4,039 from $3,804.

    For domestic consumer products in the 1997 period, increases over sales in the corresponding fiscal 1996 period were realized for the ICY HOT (44.1%), HERPECIN-L (36.4%) and the SUNSOURCE products acquired at the end of June 1997. All of the other product lines recorded either declines or relatively flat sales in the current period, with the largest percentage sales reductions being for the BULLFROG (22.2%), FLEX-ALL (36.8%), CORNSILK (55.9%), and PHISODERM (23.8%) brands. All sales variances were principally due to volume changes.

    The lack of growth in sales for the 1997 quarter is principally the result of five distinct factors. First, in the third quarter of 1996, GOLD BOND sales were extremely strong due to the high level of shipments to reduce out-of-stock situations that existed at the time of the acquisition of the brand. Thus, factory shipments of the Adult Medicated Powders in the third quarter of 1997 were substantially lower than last year, while retail sales, the true measure of the strength of the business, were significantly higher. Second, initial shipments associated with the launch of FLEX-ALL Ultra Plus were made in the third quarter of 1996 as retailers built inventory of this new product. Third, CORNSILK sales were significantly higher in the first half of 1997 as the brand was completely repackaged and relaunched beginning in February. As a result, returns of the old CORNSILK product were higher than normal in the third quarter of 1997, with both of these factors adversely impacting the year-to-year third quarter sales comparisons. Fourth, PHISODERM sales comparisons were affected by the introduction of the Antibacterial Skin Cleanser and an unfragranced sensitive skin product in May 1996. Finally, the decline in BULLFROG sales is primarily associated with the loss of a major customer. In spite of the decline, retail sales of BULLFROG remain strong.

    International consumer product sales for the 1997 period increased $196, or 16.0%, for the Canadian operation and $87, or 3.8%, for the United Kingdom business. U.S. export sales decreased $49, or 17.9%, from the prior year period. In Canada, sales increases for all of the product lines, except for CORNSILK and PHISODERM, were realized. Sales increases for all brands, except for ULTRASWIM, were recorded in the current period by the United Kingdom division. The decline in U.S. export sales is largely the result of differences in the timing of sales between the two quarterly periods. All sales variances were principally due to volume changes.

    Cost of sales as a percentage of net sales declined to 25.9% for the quarter from 29.3% for the prior year period. The decline was essentially due to a shift in product mix of sales of domestic consumer products to higher margin brands.

    Advertising and promotion expenses increased $546, or 3.8%, in the 1997 period and were 38.5% of net sales for the current quarter as compared to 37.2% for the prior year period. The increase in the 1997 period was primarily associated with the SUNSOURCE products, although substantial reductions were made for the functional toiletries and cosmetics brands.

Selling, general and administrative expenses decreased $622, or 10.1%, and also declined as a percentage of net sales to 14.2% compared to 15.8% for the prior year period. While selling expenses increased nominally, as a result of increased sales, reductions in expenses of service departments, research and development, financial services, incentive compensation and legal services more than offset the selling expenses increase in the current period.

    Interest expense increased $303, or 7.8%, in the 1997 third quarter, principally as a result of increased outstanding long-term debt which was incurred to fund the GOLD BOND, HERPECIN-L and SUNSOURCE acquisitions. Investment and other income increased marginally during this period.

    Income from continuing operations before extraordinary loss increased $716, or 33.6%, in the 1997 period. The increase resulted primarily from reductions in cost of sales and selling, general and administrative expenses, offset in part by increases in interest expense and income taxes.

    COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1997 AND 1996 FOR CONTINUING OPERATIONS

    Net sales for the nine months ended August 31, 1997 increased $18,065, or 20.5%, to $106,033 from $87,968 for the same period last year. The increase in net sales consisted of a $17,005, or 21.7%, increase in domestic consumer product sales to $95,321 from $78,316 last year and an increase of $1,060, or 11.0%, in international consumer products sales to $10,712 from $9,652.

    For domestic consumer products in the fiscal 1997 period, increases in sales were realized for the ICY HOT (38.2%), MUDD (17.6%), PREMSYN PMS (7.1%), SUN-IN (5.3%), GOLD BOND (acquired in the second quarter of fiscal 1996), HERPECIN-L (obtained in June, 1996) and SUNSOURCE (purchased in June, 1997) product lines. The GOLD BOND, HERPECIN-L and SUNSOURCE brands accounted for approximately 98% of the total sales increase.

    Domestic consumer products experiencing the greatest percentage sales declines in the 1997 period were BULLFROG (19.7%), NORWICH Aspirin (18.8%), ULTRASWIM (8.6%) and CORNSILK (9.1%). BULLFROG sales reflected primarily the loss of a major customer, while CORNSILK was affected by significantly higher 1997 first half sales as the brand was completely repackaged and relaunched during February. As a result, returns of the old CORNSILK products were higher than normal in the third quarter of the current period, with both of these factors adversely impacting the year-to-date sales comparisons. The sales decrease for NORWICH Aspirin was largely the result of the maturation of this product line and increased competition in the respective category and markets. ULTRASWIM sales are stable at the retail level but were negatively impacted by the cool and wet spring. All sales variances were principally due to volume changes.

    International consumer product sales for 1997 increased $812, or 29.2%, for the Canadian operation and $99, or 1.6%, for the United Kingdom business. U.S. export sales increased $149, or 20.7%, over the prior year period. For the Canadian business, increases over sales in the corresponding fiscal 1996 period were recognized for all of the product lines except ULTRASWIM, ROSEMILK and CORNSILK. Sales increases for the SUN-IN and MUDD brands were realized in the current period by the United Kingdom division, while sales declines were recorded for the ULTRASWIM and CORNSILK product lines. ICY HOT was the principal increased sales producer for the U.S. export division in the current period. All sales variances were principally due to volume changes.

    Cost of sales as a percentage of net sales decreased to 27.7% from 30.1% in the 1996 period. The decrease was the result of a shift in product mix of sales of domestic consumer products to higher margin products and the addition of GOLD BOND.

    Advertising and promotional expenses increased $8,049, or 24.5%, in the 1997 period and were 38.5% of net sales compared to 37.3% in the corresponding 1996 period. Increased expenditures were provided in the current period for the ICY HOT, PREMSYN PMS, ULTRASWIM, CORNSILK and the recently acquired GOLD BOND, HERPECIN-L and SUNSOURCE product lines. The newly purchased GOLD BOND, HERPECIN-L and SUNSOURCE brands accounted for approximately 83% of the total advertising and promotion increase.

    Selling, general and administrative expenses increased $742, or 4.9%, in the 1997 period but were reduced to 15.1% of net sales compared to 17.3% in the corresponding 1996 period. The increase was primarily due to increased selling expense as a result of increased sales, although significant reductions were realized in financial and legal services expenses.

    Interest expense increased $2,305, or 24.2%, in the current period largely as a result of the increased outstanding debt incurred to finance the GOLD BOND, HERPECIN-L and SUNSOURCE acquisitions. A gain of $877 on the sale of the SOLTICE and BLIS-TO-SOL brands was recognized in the 1996 period.

    Income from continuing operations before extraordinary loss increased $1,936, or 47.2%, in the 1997 period. The increase resulted primarily from increased sales and an improved cost of sales percentage of net sales, offset in part by increased interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and long-term debt servicing.

    Cash of $468 and $11,725 was used in operations for the nine months ended August 31, 1997 and 1996, respectively. The increase in cash flows from operations over the prior year period was primarily the result of changes in net income, depreciation and amortization, accounts receivable, inventories, refundable and deferred income taxes, accounts payable and accrued liabilities. The changes were due in part to the SUNSOURCE acquisition.

    Investing activities used cash of $24,677 in the nine months ended August 31, 1997 compared to $42,198 for the comparable prior year period. The change in cash used resulted from the acquisitions of SUNSOURCE in June, 1997 and GOLD BOND and HERPECIN-L in April, 1996 and June, 1996, respectively.

    Financing activities provided cash of $11,621 in the nine months ended August 31, 1997 compared to $57,356 for the comparable prior year period. In fiscal 1997, the Company financed the acquisition of SUNSOURCE and repaid all outstanding bank indebtedness with the proceeds of a new bank credit agreement and the issuance of 300,000 shares of the Company's common stock. In the fiscal 1996 period, the Company financed the acquisition of GOLD BOND and repaid all outstanding bank indebtedness.

    The following table presents working capital data at August 31, 1997 and November 30, 1996 or for the respective periods then ended:

                                                                      AUGUST 31,   NOVEMBER 30,
                    ITEM                                                 1997          1996
                  --------                                           -----------  -------------
Working capital (current assets less current liabilities)..........   $  20,806    $   19,793
Current ratio (current assets divided by current liabilities)......        1.77          1.75
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities).......................        1.07          1.12
Average accounts receivable turnover...............................        5.87          6.51
Average inventory turnover.........................................        2.96          3.70
Working capital as a percentage of total assets....................       11.93%        13.01%

    The improvement in the current ratio as of August 31, 1997 compared to November 30, 1996, reflect primarily the increase in accounts receivable, inventories and accrued liabilities and decrease in cash and cash equivalents and accounts payable.

    The change in the quick ratio as of August 31, 1997 as compared to November 30, 1996 reflect primarily the decrease in cash and cash equivalents and increases in accounts receivable and total current liabilities.

    The decline in the average accounts receivable turnover as of August 31, 1997 as compared to November 30, 1996 is primarily due to the increase in the average receivable balance. This increase is due primarily to the SUNSOURCE acquisition.

    Total loans outstanding were $144,665 as of August 31, 1997 compared to $131,344 as of November 30, 1996. The net increase reflects the acquisition of SUNSOURCE in June, 1997 and repayments by the Company during the year. The availability of credit under the working captial line of credit is determined based on the Company's accounts receivable and inventories. The Company had $14,000 outstanding on its $30,000 working capital line of credit as of August 31, 1997.

    Management of the Company believes that cash flows generated by operations, along with funds available from its working capital line of credit, will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS

    The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the nine months ended August 31, 1997 and 1996, these subsidiaries accounted for 9% and 10% of total revenues, respectively, and 4% and 5% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $47 and of $33 for the nine months ended August 31, 1997 and 1996, respectively, resulted from foreign currency transactions.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    (1) On June 26, 1997, the Company acquired the exclusive worldwide rights to five leading branded dietary supplement products from SUNSOURCE. As part of the purchase price, the Company issued 300,000 shares of its common stock to SUNSOURCE and its assigns in reliance upon an exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The closing price of the Company's common stock on June 26, 1997 was $13.50, and thus the aggregate value of the common stock issued was $4,050,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        (1) Statement regarding computation of per share earnings (Exhibit 11).

        (2) Financial data schedule (Exhibit 27).

    (b) Form 8-K, dated June 26, 1997, relating to the purchase of the SUNSOURCE product line, was filed with the Securities and Exchange Commission during the three months ended August 31, 1997.

                                 CHATTEM, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHATTEM, INC.
                                       (Registrant)


    Dated: October 15, 1997            \s\ Robert E. Bosworth
           ----------------            -----------------------
                                       Robert E. Bosworth,
                                       Executive Vice President
                                       and Chief Financial Officer
                                       (principal financial officer)