Form 10-K
period 1997-11-30
CHATTEM INC
filed 1998-03-02
CIK 19520

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

                                   ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 1997       Commission file number 0-5905

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

As of February 20, 1998, the aggregate market value of voting shares held by non-affiliates was $138,304,452.
As of February 20, 1998, 9,090,854 common shares were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Annual Report to Shareholders for Fiscal year ended November 30, 1997 (the "1997 Annual Report to Shareholders") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 6, 1998 (the "Proxy Statement") are incorporated by reference in Part III of this Report.

                                       PART I


Item 1.  Business

General

Chattem, Inc. (the "Company") was incorporated in Tennessee in 1909 after having commenced business operations in 1879. The Company is a diversified manufacturer and marketer of consumer products. The Company manufactures and markets branded over-the-counter ("OTC") pharmaceuticals, such as FLEXALL, ICY HOT, PAMPRIN, PREMSYN PMS, BENZODENT, NORWICH Aspirin, GOLD BOND and HERPECIN-L; functional toiletries and cosmetics, including CORNSILK, BULLFROG, ULTRASWIM, SUN-IN, MUDD and PHISODERM; dietary supplements represented by GARLIQUE, REJUVEX, MELATONEX, ECHINEX and PROPALMEX; and a small line of homeopathic medicines. In the OTC drug market, the Company believes that its topical analgesic, menstrual and premenstrual internal analgesic brands and medicated powder and cream are among the market leaders in the U.S. in their categories. Certain of the Company's functional toiletries and cosmetics products, such as SUN-IN and ULTRASWIM, are believed by the Company to be brand leaders in the U.S. in their categories. The Company's dietary supplement products are also considered to be major brands in that U.S. market.

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

Developments During Fiscal 1997

On June 26, 1997, the Company purchased certain assets of Sunsource International, Inc. and an affiliated company ("SUNSOURCE") including the exclusive worldwide rights to five leading branded dietary supplement products. The purchase price for the trademarks, inventory and receivables was approximately $32,000,000. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement, but such additional payments are not to exceed $15,750,000 in the aggregate. Financing of the SUNSOURCE acquisition was provided by an expansion of the Company's senior bank credit agreement and the issuance of 300,000 shares of Chattem, Inc. common stock to SUNSOURCE.

The Company expanded its existing credit agreement with a syndicate of banks on June 26, 1997 to finance the SUNSOURCE acquisition and repay all existing bank debt. The credit agreement is divided into a $30,000,000 revolving line of credit for working capital purposes, a 5 year $30,000,000 Term A loan facility and a 6 3/4 year $35,000,000 Term B loan facility.

During June 1997, the Company prepaid previously outstanding long-term bank debt, with funds from the new credit agreement. In connection with the prepayment of those borrowings, the Company incurred an extraordinary loss of $1,370,000 (net of income taxes), or $0.15 per share. The loss primarily related to the write-off of debt issuance costs and the termination of two interest rate swap agreements.

Unless otherwise indicated, the following discussion relates only to the continuing operations of the Company, which are the domestic and international consumer products business. The results of operations and the gain on disposal of the specialty chemical division in 1995 have been separately classified as discontinued operations in the accompanying consolidated statements of income.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the year ended November 30, 1997, new additions to the ICY HOT (Arthritis Therapy Gel), GOLD BOND (Medicated Foot Powder and CORNSTARCH PLUS Medicated Baby Powder), MUDD (5 Minute Mask) and PAMPRIN and PREMSYN PMS (Gel
Caps) product lines as well as a newly repackaged CORNSILK line were introduced.

Products

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, being flexible in modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company manufactures substantially all of its products at its manufacturing facility in Chattanooga, Tennessee, with the exception of GOLD BOND, the SUNSOURCE brands and NORWICH Aspirin, which are manufactured by contract manufacturers.

     The Company's product brands are:

                    OTC Pharmaceuticals
                    --------------------
               - GOLD BOND - medicated powders and anti-itch cream
               - FLEXALL - topical analgesic
               - ICY HOT - topical analgesic
               - BENZODENT - topical oral analgesic
               - NORWICH Aspirin - internal analgesic
               - HERPECIN-L - cold sore and fever blister product
               - PAMPRIN - menstrual internal analgesic
               - PREMSYN PMS - premenstrual internal analgesic

                   Functional Toiletries and Cosmetics
                   ------------------------------------
               - CORNSILK - oil absorbing facial make-up
               - BULLFROG - sunscreen and sunblock
               - ULTRASWIM - chlorine removing shampoo
               - SUN-IN - spray-on hair lightener
               - MUDD - facial mask and cleanser
               - PHISODERM - facial and hand cleanser

                    Dietary Supplements
                   ---------------------
               - REJUVEX - menopausal supplement
               - GARLIQUE - garlic extract
               - MELATONEX - sleep aid
               - PROPALMEX - prostate health product
               - ECHINEX - infections resistance enhancer

The following table sets forth the Company's net sales attributable to domestic and international OTC pharmaceutical, functional toiletries and cosmetics, dietary supplement and homeopathic products, other products and total consumer products during the past three fiscal years (dollars in thousands):


                                                               Fiscal Year Ended  November 30,
                                         ------------------------------------------------------------------------------

                                                   1997                      1996                        1995
                                                 -------                    ------                      ------
      Product Class                          Sales     Percentage      Sales      Percentage       Sales      Percentage
                                           --------    ----------    --------     ----------     ---------    ----------
Domestic:
  OTC Pharmaceuticals .................    $ 83,121          58.0%   $ 67,214           56.5%      $ 48,700       48.4%
  Functional Toiletries and
    Cosmetics ..........................     33,887          23.7      36,232           30.5         37,519       37.3
  Dietary Supplements and
    Homeopathics*.......................      9,102           6.4         -               -            -            -
International:
  OTC Pharmaceuticals ..................      3,053           2.1       2,255            1.9          2,463        2.5
  Functional Toiletries and
    Cosmetics ..........................     12,154           8.5      12,204           10.3         10,885       10.8
Other Products .........................      1,918           1.3         998             .8          1,031        1.0
                                           --------    ----------    --------     ----------     ----------     ------
    Total Consumer Products ..........     $143,235         100.0%   $118,903          100.0%      $100,598      100.0%
                                           --------    ----------    --------     ----------     ----------     ------
                                           --------    ----------    --------     ----------     ----------     ------

*From the date of acquisition, June 26, 1997.

Growth Strategy

       The Company seeks to expand its business through:

- ACQUISITION OF ESTABLISHED BRANDS. Brand acquisitions afford the Company the opportunity to leverage its advertising and promotional capabilities and utilize existing distribution channels to attain incremental sales increases accompanied by higher operating margins.

     An example of this strategy is the Company's acquisition of GOLD BOND in April 1996. GOLD BOND is the leading brand in the medicated powder market with a rapidly growing presence in the anti-itch cream market. Annual sales of GOLD BOND have increased by more than 20% from less than $30 million at the time of the acquisition, while operating margins have also increased during the same period.

     The Company's acquisition of the SUNSOURCE Products is another example of this strategy. The SUNSOURCE Products are leaders in small to medium sized markets that have an older and growing demographic profile. In addition, the dietary supplements market is a media driven business that is compatible with the Company's marketing and distribution capabilities. The Company believes that growth of the SUNSOURCE brand can be achieved through the utilization of television advertising, new product introductions and improved distribution.

- EXPANSION OF EXISTING PRODUCT LINES. The Company seeks to increase its market share in established markets through the introduction of new product lines for existing brands. Product line extensions allow the Company to maximize the value of the base brand through an increased market presence and new market entry. Recent examples of product line extensions include ICY HOT Arthritis Therapy Gel and two GOLD BOND line extensions, GOLD BOND Medicated Foot Powder and GOLD BOND Cornstarch Plus Medicated Baby Powder.

- DEVELOPMENT OF BRANDS WITH UNREALIZED POTENTIAL. The Company seeks to acquire brands with unrealized potential that have been under-marketed by larger firms or have achieved success in limited geographic regions. The Company uses its marketing ability, sales force and manufacturing capabilities to build on the unrealized potential of the brand. ICY HOT was an under-marketed brand which the Company acquired from a major consumer products company, while FLEXALL had only a regional market presence when acquired by the Company. Both of these brands have achieved significant sales growth following their acquisition by the Company.

OTC Pharmaceuticals

The Company markets a diversified portfolio of brand name OTC pharmaceutical products, many of which are among the market leaders in the U.S. in their respective categories.

The GOLD BOND brand, which is approximately 100 years old, competes in the adult and baby medicated powder and anti-itch cream markets. GOLD BOND is the leading brand in the medicated powder market and has a rapidly growing presence in the anti-itch cream market. The product line is heavily supported by national television and radio advertising, as well as with consumer promotions. The Company believes GOLD BOND represents a major growth opportunity and is currently pursuing various line extensions.

FLEXALL is an aloe-vera based topical analgesic used primarily by people with arthritic symptoms to alleviate pain and irritation in joints and secondarily by persons suffering from muscle strain. In fiscal 1996 FLEXALL Ultra Plus, containing menthol, methyl salicylate and camphor as active ingredients, was added to the line. The Company believes that the advancing age of the U.S. population and the emphasis on fitness and physical activity will increase the overall market size of the topical analgesic market. The Company supports the brand with a marketing program that utilizes extensive television and print media advertising.

ICY HOT provides the Company with a second entry into the topical analgesic market segment. ICY HOT is an extra strength dual action product, as distinguished from FLEXALL. In fiscal 1997 ICY HOT Arthritis Therapy Gel, containing capcaicin in an aloe vera based gel, was introduced. The Company supports this brand with national advertising and strong promotional programs.

BENZODENT is a dental analgesic cream in an adhesive base for use as an oral topical analgesic for pain related to dentures. The Company acquired BENZODENT in 1994 and seeks to increase the market share of this brand by providing samples to consumers when they are initially fitted for dentures.

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

In the menstrual analgesic segment, the Company markets PAMPRIN, a combination drug specifically designed for relief of menstrual symptoms, and PREMSYN PMS, a product formulated to relieve mild to moderate symptoms of premenstrual syndrome. PAMPRIN was developed internally by the Company over 30 years ago, while PREMSYN PMS was introduced by the Company in 1983. In fiscal 1997 both PAMPRIN and PREMSYN PMS were introduced in gel capsule form.

Functional Toiletries and Cosmetics

The Company also markets a portfolio of brand name functional toiletries and cosmetics, many of which are among the market leaders in the U.S. in their respective categories.

The CORNSILK brand is a line of facial makeup products for women with oily or combination skin. All CORNSILK products utilize an exclusive ingredient for absorbing the excess facial oils that break down the color and coverage of other makeup. The CORNSILK brand includes powder used by women to fix and finish their makeup and also liquid makeup, blush and concealer. Liquid makeup is used to even skin tone, blush to add color and concealer to cover blemishes. The Company supports the brand by print advertising in selected women's magazines. In fiscal 1997 the entire CORNSILK product line was relaunched in completely new packaging.

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

ULTRASWIM is a leading line of chlorine removing shampoo, conditioner and soap. ULTRASWIM has a patented formula that the Company believes makes it superior to formulations of other products in removing chlorine. ULTRASWIM has also benefited as it has moved beyond the competitive swim segment to include exercise and recreational swimmers. The Company supports this brand by selected television advertising companies by print advertising.

SUN-IN is a leading product line in the spray-on hair lightener market. The target customers within this market segment are light-haired women between the ages of 12 and 24. The Company supports SUN-IN's position as a market leader through recent improvements in the formula and package, seasonal advertising to teens and consumer promotions in retail stores.

MUDD is a line of clay-based products which provide deep cleansing of the face for healthier, cleaner skin. Target customers for MUDD are women between the ages of 18 and 49. In fiscal 1995, the Company relaunched MUDD with improved formulas and updated packaging and added a 5 Minute Mask to the line in fiscal 1997.

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

DIETARY SUPPLEMENTS

The Company markets a line of predominantly herbal, branded dietary supplements and homeopathic medicines under the SUNSOURCE name. The SUNSOURCE line was acquired by the Company in June 1997.

The dietary supplement products in the SUNSOURCE line have national distribution in food, drug and mass merchandiser accounts and are supported by national television and/or radio ad campaigns.
SUNSOURCE dietary supplements are natural, drug-free aids to supporting and maintaining good health.

REJUVEX, first introduced in late 1991 and the oldest of the SUNSOURCE brands, is a dietary supplement for women in the peri- and post-menopausal age group. REJUVEX helps women to maintain comfort during a phase of life that is often fraught with numerous discomforts. Additionally, REJUVEX, high in magnesium, helps to promote strong healthy bones in a population that is at risk for development of osteoporosis. REJUVEX provides an estrogen-free avenue of natural support.

GARLIQUE garlic tablets support cardiovascular health. The tablets are uniquely positioned in the marketplace as a "one per day" high potency garlic supplement. The major GARLIQUE competitor is a six per day product. Consumers have a strong and growing interest in this odor-less, drug-free, all natural approach to maintaining normal cholesterol levels. GARLIQUE entered the market place in 1992 and has continued as a strong product.

MELATONEX is formulated to support a natural sleep cycle, by supplementing the body's natural production of melatonin, a hormone necessary for a good night's sleep. As we age, we produce less and less melatonin, tend to sleep less and have more difficulty falling asleep and staying asleep. Supplementing our natural melatonin production is the sensible solution for people over forty. MELATONEX is a scored, time-release tablet offering important and desired dosage control to consumers.

PROPALMEX is an herbal supplement for men over forty. PROPALMEX supports prostate health and promotes free urinary flow. As men age, natural changes in hormone balance result in conditions which tend to precipitate a swelling of the prostate. This benign condition plagues most men past middle age and PROPALMEX is the all natural, drug-free approach to maintenance of a healthy prostate.

ECHINEX is a standardized herbal complex of echinacea, ginger and Siberian ginseng. This effective combination supports our natural resistance against infection helping us to stay well. ECHINEX is a seasonal product that provides adults with added protection during times of high risk for cold and flu.

SUNSOURCE offers a line of nine homeopathic OTC products. Homeopathic medicines represent a growing segment of the OTC marketplace. These all natural products are safe and effective and have no side effects. The SUNSOURCE line includes six tablet products: Sinus Relief, Cold Relief, Insomnia Relief, Allergy Relief, Flu Relief and Arthritis Relief; and three topical creams:
Sports Injury Relief, Arthritis Relief and Psoriasis/Eczema Relief.

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

Many of the Company's major domestic products are currently sold in Canada, including the FLEXALL, PAMPRIN, SUN-IN, CORNSILK, MUDD, ULTRASWIM, PHISODERM, BULLFROG and GOLD BOND brands.

Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and cosmetic products. The Company's hair lightener product is sold on the continent under the SPRAY BLOND trademark and in the United Kingdom as SUN-IN. MUDD, CORNSILK and ULTRASWIM are the other primary consumer products sold by the Company's international division in Europe.

The Company's export division services various distributors primarily located in the Caribbean, Mexico and Peru. The Company sells various products into these markets with the primary focus being the development of its OTC pharmaceuticals, principally ICY HOT, PAMPRIN, PHISODERM and GOLD BOND. The Company continues to look for established distributors in Central and South America.


Manufacturing and Quality Control

The Company manufactures a substantial portion of its products at its Chattanooga plant, with the exception of GOLD BOND, the SUNSOURCE brands and NORWICH Aspirin, which are manufactured by contract manufacturers.
Currently, the Company has adequate capacity to meet anticipated demand for its products. New products can generally be manufactured with the adaptation of existing equipment and facilities, with the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2 in this report.

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

Research and Development

The Company's research and development expenditures were $1,207,000, $1,117,000, and $1,140,000 in the fiscal years ended November 30, 1997, 1996 and 1995, respectively. No material customer-sponsored research and development activities were undertaken during these periods. The Company expects to maintain the same general level of expenditures in fiscal 1998.

The research and development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of its overall strategy.


Distribution

The Company's domestic products are sold primarily through thousands of food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada and the Company's own sales force in the United Kingdom and by exclusive distributors in Western Europe and Central and South America to mass distribution channels.

Wal-Mart Stores, Inc. accounts for more than 10% of the sales of the Company's consolidated net sales. No other customer accounts for more than 10% of consolidated net sales. Boots Plc, a U.K. retailer, and Shoppers Drug Mart, a Canadian retailer, each account for more than 10% of the international consumer products segment's sales.

The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.


The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscals 1997 and 1996 largely as a result of product acquisitions and line extensions in both years. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.

Marketing

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 39.2%, 38.3% and 37.0%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1997, 1996 and 1995.

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

Competition

The OTC pharmaceutical, functional toiletry and dietary supplements products' markets in which the Company competes are highly competitive. The markets are characterized by the frequent introduction of new products including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. The Company competes primarily on the basis of product quality, price, brand loyalty and consumer acceptance. The Company's competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than the Company. The products offered by these companies are often supported by much larger advertising and promotional expenditures and are generally backed by larger sales forces. In addition, the Company's competitors have often been willing to use aggressive spending on trade promotions as a strategy for building market share at the expense of their competitors, including the Company. The private label or generic category has also become more competitive in certain of the Company's product markets. Another factor affecting the OTC pharmaceutical, toiletry and dietary supplement products' business is the consolidation of retailers and increasingly more competitive negotiations for access to shelf space.


Trademarks and Patents

The Company's trademarks are of material importance to its business and are among its most important assets, although, except in the case of the GOLD BOND, SUNSOURCE, FLEXALL, PHISODERM and ICY HOT trademarks, its business as a whole is not materially dependent upon ownership of any one trademark. The Company, either through a wholly-owned subsidiary or directly, owns or licenses all of the trademarks associated with its business. All of the Company's brands have recognized trademarks associated with them, and the Company's significant domestic trademarks have been registered on the principal register of the United States Patent and Trademark Office. Federally registered trademarks have a perpetual life as long as they are timely renewed and used properly as trademarks, subject to the right of third parties to seek cancellation of the marks.

The Company also owns patents related to the ULTRASWIM shampoo and CORNSILK facial powder, both of which expire in 1998, and ICY HOT stick topical analgesic, which expires in 2007. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.

Government Regulation

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as GMPs, and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of OTC pharmaceuticals, functional toiletries and cosmetics, dietary supplements and foods.

All of the Company's OTC drug products are regulated pursuant to the FDA's monograph system for OTC drugs. The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products, such as topical analgesics. Compliance with the monograph provisions means that the product is generally recognized as safe and effective and is not misbranded. Future changes in the monographs could result in the Company having to revise product labeling and formulations. The Company responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While the Company addressed all of the FDA questions in detail, the final monograph for menstrual drug products will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. The Company has been actively monitoring the process and does not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. The Company believes that any adverse finding by the FDA would likewise affect the Company's principal competitor in the menstrual product category.

As a result of an order issued by the Consumer Products Safety Commission, there are new packaging requirements for products containing lidocaine. The Company has until January 1998 to develop child resistant packaging for its GOLD BOND Cream products that are sold in tubes or change the product formulation.

DSHEA was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, although final regulations have not been published and the FDA has indicated that implementation will be delayed. DSHEA permits substantiated, truthful, and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods.

The FDA has proposed, but not finalized, regulations to implement DSHEA, including those relating to nutritional labeling requirements. The Company cannot determine what effect such regulations, when promulgated, will have on its business in the future. Such regulations are likely to require expanded or different labeling for the Company's vitamin and nutritional dietary supplement products and could, among other things, require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacture of its products, including warning letters, product recalls and seizures, injunctions or criminal prosecution.

Environmental

The Company is continuously engaged in assessing compliance of its operations with applicable federal, state and local environmental laws and regulations.
The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. The Company is a member of the Chattanooga Manufacturers Association, a trade association which promotes industry awareness of developments in environmental matters, and has engaged environmental consultants on a regular basis to assist its compliance efforts. The Company is currently in compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

Since the early 1980's, the U.S. Environmental Protection Agency ("EPA") has been investigating the extent of, and the health effects resulting from, contamination of Chattanooga Creek, which runs through a major manufacturing area of Chattanooga in the vicinity of the Company's manufacturing facilities. The contamination primarily stems from the dumping of coal tar into the creek during World War II when the federal government was leasing and operating a coke and chemical plant adjacent to the creek. However, the EPA has been investigating virtually all businesses that have discharged any wastewater into the creek. A 2 1/2 mile stretch of Chattanooga Creek was placed on the National Priorities List as a Superfund site under the Comprehensive Environmental Response, Compensation and Recovery Act in September of 1995 and remediation of the creek bed commenced in mid-1997. The Company could be named as a potentially responsible party in connection with such site due to the Company's historical discharge of wastewater into the creek. However, considering the nature of the Company's wastewater, as well as the fact that the Company's discharge point is downstream from the old coke and chemical plant that was operated by the government, and the availability of legal defenses and expected cost sharing, the Company does not believe that any liability associated with such site will be material to its financial position or results of operations.

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


Employees

The Company employs approximately 303 persons on a full-time basis in the U.S. and 37 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

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


                                                                 FACILITY
                                            TOTAL        ----------------------------
                             TOTAL AREA    BUILDINGS                        (SQUARE
                               (ACRES)   (SQUARE FEET)        USE             FEET)
                            -----------  -------------   ---------------  -----------
Owned Properties:
  Chattanooga, Tennessee             10      111,200      Manufacturing     71,800
                                                          Office &
                                                          Administration    39,400

Leased Properties:
  Chattanooga, Tennessee (1)        4.0      100,000     Warehousing       103,800
  Chattanooga, Tennessee (2)        1.0       35,200     Warehousing &
  Chattanooga, Tennessee (3)        0.1        3,800       Manufacturing    35,200

  Mississauga, Ontario,
    Canada               (4)        0.3       15,000     Warehousing        10,500
                                                         Office &
                                                          Administration     3,000
                                                         Packaging           1,500
Basingstoke, Hampshire,
    England              (5)        0.3       21,900     Warehousing        13,900
                                                         Office &
                                                          Administration     6,500
                                                         Packaging           1,500

NOTES:
 (1) Leased under a five year lease ending January 31, 2001 for a monthly rental of $25,000.
 (2) Leased under a five year lease ending January 31, 2001 for a monthly rental of $9,547.
 (3) Leased under a one year lease ending in July 1998 for a monthly rental of $1,575.
 (4) Leased under a lease ending November 1999 at a monthly rental, including property taxes and other incidentals, of approximately $5,397.
 (5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $22,707.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of full-time second and third shifts.

 Item 3.  Legal Proceedings

Note 10 to the Consolidated Financial Statements on page 32 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                      PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

The information found on pages 17, 30 and 31 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

On June 26, 1997, the Company issued to the sellers of the SUNSOURCE product line 300,000 shares of its common stock at a value of $13.50 per share as a portion of the purchase price for the brand.

Item 6.  Selected Financial Data

The information found on page 17 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information found on pages 11 to 15 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplemental Data

The information found on pages 17 to 37 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                      PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

    (a)  Directors
    The information found in the Company's 1998 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

    (b) Executive Officers
    The following table lists the names of the executive officers of the Company as of February 20, 1998, their ages, their positions and offices with the Company and the year in which they were first elected to these positions:

                                         POSITION WITH                       FIRST
   NAME                    AGE             REGISTRANT                       ELECTED
----------------------    ----        -------------------------------     ------------
Zan Guerry                  49        Chairman of the Board and
                                      Chief Executive Officer; Director       1990

A. Alexander Taylor II      44        President and Chief Operating
                                       Officer; Director                      1998


Mr. Guerry was elected to his present positions with the Company in June 1990. Previously he served as Vice President and Chief Financial Officer from 1980 until 1983, as Executive Vice President from 1983 to 1990, as President of Chattem Consumer Products from 1989 to 1994, as Chief Operating Officer from 1989 to 1990 and as President of the Company from 1990 to 1998. Mr. Guerry was first elected as a director of the Company in 1981.

Mr. Taylor was elected to his present positions with the Company in January 1998. Previously he was a partner from 1983 to 1998 with the law firm of Miller & Martin, general counsel to the Company. Mr. Taylor was first elected as a director of the Company in 1993.

    (c) Promoters and Control Persons
    Not applicable.

Item 11.  Executive Compensation

The information found in the Company's 1998 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information found in the Company's 1998 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

Louis H. Barnett, a director of the Company, received $33,000 in consulting fees during fiscal 1997 for services rendered to the Company in a capacity other than as a director.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Report on Form 8-K

    (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 18 to 37 of the Company's 1997 Annual Report to Shareholders.

         2. The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit
Number     Description of Exhibit                          References
-------    ----------------------                          ----------
  3        Amended and Restated Charter of
            Chattem, Inc.                                      (1)

  4        Form of Indenture dated August 3, 1994
            between Chattem, Inc. and SouthTrust
            Bank of Alabama, N.A. relating to the
            12.75% Series B Senior Subordinated
            Notes due 2004                                     (2)

           Amended and Restated By-Laws of
            Chattem, Inc.                                      (3)

  10       Material Contracts -

           Non-Competition and Severance Agreements
            as amended -
             Zan Guerry
             Robert E. Bosworth
             Gary M. Galante
             B. Derrill Pitts
             Charles M. Stafford
             A. Alexander Taylor II                            (3)

Exhibit
Number     Description of Exhibit                          References
-------    ----------------------                          ----------

           Lease Agreements as amended dated
            February 1, 1996 between Tammy
            Development Company and Chattem,
            Inc. for warehouse space at 3100
            Williams Street, Chattanooga, Tennessee        (3) and (5)

           Asset Purchase Agreement dated April 29,
            1996 between Martin Himmel Inc., seller,
            and Chattem, Inc. and Subsidiaries,
            purchaser, for the GOLD BOND business              (4)

           Credit Agreement dated April 29, 1996
            among Chattem, Inc., as borrower, Signal
            Investment & Management Co.,
            as guarantor, NationsBank, N.A., as
            agent, and the Lenders named therein               (5)

           Credit Agreement dated April 29, 1996,
            (secondary working capital facility)
            among Chattem, Inc., as borrower, Signal
            Investment & Management Co.,
            as guarantor, NationsBank, N.A., as
            agent, and the Lenders named therein.              (5)

           Asset Purchase Agreement dated June 6,
            1996 between Campbell Laboratories,
            Inc., seller, and Chattem, Inc. and Signal
            Investment & Management Co.,
            purchasers, for the HERPECIN-L business.           (5)

           Amendment to the Credit Agreement
            (HERPECIN-L Acquisition) dated
            June 6, 1996 among Chattem, Inc., as
            borrower, Signal Investment &
            Management Co., as guarantor,
            NationsBank, N.A., as agent and the
            Lenders named therein.                             (5)

Exhibit
Number     Description of Exhibit                          References
-------    ----------------------                          ----------
  10       Asset Purchase and Sale Agreement dated
            May 23, 1997 by and among Chattem,
            Inc., Signal Investment & Management Co.
            and Sunsource International, Inc. and
            Mindbody, Inc. (without schedules and
            exhibits)                                          (6)

           Amended and Restated Credit Agreement
            (New Credit Agreement) dated June 26, 1997
            by and among Chattem, Inc., Signal
            Investment & Management Co. and the
            Lenders identified therein                         (6)

           Amended and Restated Credit Agreement
            (Supplemental Credit Agreement) dated
            June 26, 1997 by and among Chattem, Inc.,
            Signal Investment & Management Co. and
            the Lenders identified therein                     (6)

           First Amended and Restated Master
            Trademark License Agreement between
            Signal Investment & Management Co.
            and Chattem, Inc., effective June 30, 1992         (7)

           Chattem, Inc. Non-Statutory Stock
            Option Plan - 1998                                 (7)

  11       Computation of Per Share Earnings

  13       1997 Annual Report to Shareholders of Chattem, Inc.

  22       Subsidiaries of the Company

  24       Consent of Independent Public Accountants

References:

Previously filed as an exhibit to and incorporated by reference from:

    (1) Form 10-K for the year ended November 30, 1992.
    (2) Form S-2 Registration Statement (No. 33-80770).
    (3) Form 10-K for the year ended November 30, 1995.
    (4) Form 8-K dated April 29, 1996.
    (5) Form 10-K for the year ended November 30, 1996.
    (6) Form 8-K dated June 26, 1997.
    (7) Form 10-K for the year ended November 30, 1997

(b) There were no Form 8-K's filed with the Securities and Exchange Commission during the three months ended November 30, 1997.

(d) The Financial Statements and the related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a) of Article 3 of Regulation S-X are incorporated by reference from pages 6 to 14 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 1997.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 23, 1998              CHATTEM, INC.
                                       By: /s/ Zan Guerry
                                           ---------------------
                                           Zan Guerry
                                             Title: Chairman and Chief
                                             Executive Officer

                                       By: /s/ Stephen M. Powell
                                           ---------------------
                                           Stephen M. Powell
                                             Title: Controller (Chief
                                             Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                       Title                    Date
         ---------                       -----                    ----

/s/ Zan Guerry                    Chairman of the Board          2/22/98
---------------------------       and Director                   -------
Zan Guerry                        (Chief Executive Officer)


/s/ A. Alexander Taylor, II       President and                  2/22/98
---------------------------       Director                       -------
A. Alexander Taylor, II           (Chief Operating officer)


/s/ Samuel E. Allen               Director                       2/22/98
---------------------------                                      -------
Samuel E. Allen


/s/ Louis H. Barnett                                             2/22/98
---------------------------       Director                       -------
Louis H. Barnett


/s/ Robert E. Bosworth            Director                       2/22/98
---------------------------                                      -------
Robert E. Bosworth


/s/ Richard E. Cheney             Director                       2/22/98
---------------------------                                      -------
Richard E. Cheney


/s/ Scott L. Probasco, Jr.        Director                       2/22/98
---------------------------                                      -------
Scott L. Probasco, Jr.

                         CHATTEM, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


 EXHIBIT
  NUMBER                DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------

  10.1     First Amended and Restated Master Trademark Agreement between
            Signal Investment & Management Company and Chattem, Inc., effective
            June 30, 1992

  10.2     Chattem, Inc. Non-Statutory Stock Option Plan--1998

  11       Computation of per share earnings

  13       1997 Annual Report to Shareholders of Chattem, Inc.

  22       Subsidiaries of the Company

  24       Consent of Independent Public Accountants

  27       Financial Data Schedule
