Form 10-Q
period 1998-02-28
CHATTEM INC
filed 1998-04-14
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended February 28, 1998
                          Commission file number 0-5905




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

As of April 10, 1998, 9,422,587 shares of the Company's common stock, without par value, were outstanding.

                                  CHATTEM, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of February 28, 1998 and
      November 30, 1997 ....................................................  3


    Consolidated Statements of Income for the Three
      Months Ended February 28, 1998 and 1997 ..............................  5

    Consolidated Statements of Cash Flows for the Three Months Ended
      February 28, 1998 and 1997 ...........................................  6


    Notes to Consolidated Financial Statements .............................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..............................................  9


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ................................ 15

SIGNATURES ................................................................. 20


EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                            FEBRUARY 28,  NOVEMBER 30,
ASSETS                                         1998          1997
------                                      ------------  ------------
                                            (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ...............   $  1,398   $  4,858
  Accounts receivable, net ................     30,596     28,078

  Refundable and deferred income taxes ....      1,876      1,876
  Inventories .............................     16,737     14,493

  Prepaid expenses and other current assets        748        667
                                              --------   --------

    Total current assets ..................     51,355     49,972
                                              --------   --------


PROPERTY, PLANT AND EQUIPMENT, NET ........     11,045     10,988
                                              --------   --------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ...............      6,804      6,640
  Patents, trademarks and other
  purchased product rights, net ...........    104,223    104,972
  Debt issuance costs, net ................      3,166      3,118
  Other ...................................      2,158      3,054
                                              --------   --------
    Total other noncurrent assets .........    116,351    117,784
                                              --------   --------

      TOTAL ASSETS ........................   $178,751   $178,744
                                              --------   --------
                                              --------   --------




          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                             FEBRUARY 28,  NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY             1998         1997
------------------------------------         ------------  ------------
                                             (Unaudited)

CURRENT LIABILITIES:
  Current maturities of long-term debt ....   $   9,089    $   8,919
  Accounts payable ........................       3,960        9,319
  Payable to bank .........................       5,368        2,618
  Accrued liabilities .....................      13,067       13,596
                                              ---------    ---------
    Total current liabilities .............      31,484       34,452
                                              ---------    ---------
LONG-TERM DEBT, less current maturities ...     136,034      133,475
                                              ---------    ---------
DEFERRED INCOME TAXES .....................       3,290        3,290
                                              ---------    ---------
OTHER NONCURRENT LIABILITIES ..............       2,976        3,157
                                              ---------    ---------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
   authorized 1,000, none issued ..........        --           --

  Common shares, without par value,
   authorized 20,000, issued 9,128
    at February 28, 1998 and 9,082 at
    November 30, 1997 .....................       1,955        1,945
  Paid-in surplus .........................      64,046       63,975
  Accumulated deficit .....................     (59,620)     (60,229)
                                              ---------    ---------
                                                  6,381        5,691
  Foreign currency translation adjustment        (1,414)      (1,321)
                                              ---------    ---------
    Total shareholders' equity ............       4,967        4,370
                                              ---------    ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ..........................   $ 178,751    $ 178,744
                                              ---------    ---------
                                              ---------    ---------









          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)




                                         FOR THE THREE MONTHS ENDED
                                               FEBRUARY 28,
                                              1998       1997
                                           --------    --------
NET SALES ..............................   $ 34,921    $ 27,946
                                           --------    --------
COSTS AND EXPENSES:
  Cost of sales ........................      9,682       8,394
  Advertising and promotion ............     15,180      11,267
  Selling, general and administrative ..      5,159       4,657
                                           --------    --------
    Total costs and expenses ...........     30,021      24,318
                                           --------    --------

INCOME FROM OPERATIONS .................      4,900       3,628
                                           --------    --------
OTHER INCOME (EXPENSE):
  Interest expense .....................     (4,180)     (3,798)
  Investment and other income, net .....        192         319
                                           --------    --------
    Total other income (expense) .......     (3,988)     (3,479)
                                           --------    --------

INCOME BEFORE INCOME TAXES .............        912         149

PROVISION FOR INCOME TAXES .............        303          13
                                           --------    --------

NET INCOME .............................   $    609    $    136
                                           --------    --------
                                           --------    --------
COMMON SHARES:
  Weighted average number outstanding         9,087       8,603
                                           --------    --------
                                           --------    --------
  Weighted average number and equivalent
    number outstanding .................      9,491       8,807
                                           --------    --------
                                           --------    --------
NET INCOME PER COMMON SHARE:
  Basic ................................   $    .07    $    .02
                                           --------    --------
                                           --------    --------
  Diluted ..............................   $    .06    $    .02
                                           --------    --------
                                           --------    --------



          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                   FOR THE THREE MONTHS ENDED
                                                          FEBRUARY 28,
                                                   --------------------------
                                                        1998       1997
                                                     --------    --------
OPERATING ACTIVITIES:
  Net income .....................................   $    609    $    136
  Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization ..............      1,691       1,467
      Dividend receivable from Elcat, Inc. .......       (164)       (164)
      Other, net .................................       (285)        282
      Changes in operating assets and liabilities:
        Increase in accounts receivable ..........     (2,518)     (2,603)
        Increase in inventories ..................     (2,244)     (1,429)
        Decrease in prepaid expenses and other
        current assets ...........................        659       1,285
        Decrease in refundable and deferred income
        taxes ....................................       --         2,386
        Decrease in accounts payable .............     (5,359)     (2,358)
        Decrease in other accrued liabilities ....       (518)     (1,819)
                                                     --------    --------
           Net cash used in operating activities       (8,129)     (2,817)
                                                     --------    --------
INVESTING ACTIVITIES:
      Purchase of property, plant and equipment          (566)       (203)
      Additions to patents, trademarks and other
       product rights ............................        (96)       --
      Increase in other assets, net ..............        --         (147)
                                                     --------    --------
           Net cash used in investing activities         (662)       (350)
                                                     --------    --------
FINANCING ACTIVITIES:
      Repayment of long-term debt ................     (3,318)     (1,363)
      Proceeds from long-term debt ...............      6,000        --
      Proceeds from exercise of stock options
      and warrants ...............................         88        --
      Change in payable to bank ..................      2,750       2,125
      Other, net .................................       (169)        (27)
                                                     --------    --------
           Net cash provided by financing
           activities ............................      5,351         735
                                                     --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS ..........................        (20)       (115)
                                                     --------    --------
CASH AND CASH EQUIVALENTS:
      Decrease for the period ....................     (3,460)     (2,547)
      At beginning of period .....................      4,858      16,040
                                                     --------    --------
      At end of period ...........................   $  1,398    $ 13,493
                                                     --------    --------
                                                     --------    --------
PAYMENTS FOR:
      Interest ...................................   $  6,057    $  5,287
      Taxes ......................................   $    221    $    145





          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1997. The 1997 Annual Report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.


2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter pharmaceuticals, functional toiletries and cosmetics and dietary supplements. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. The results of operations for the three months ended February 28, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income traditionally trailing the other fiscal quarters.

4. Inventories consisted of the following at February 28, 1998 and November 30, 1997:



                                                February 28,  November 30,
                                                    1998         1997
                                                   --------    --------
               Raw materials and work in process   $ 10,369    $  9,107
               Finished goods ..................      8,832       7,850
               Excess of current cost over LIFO
               values ..........................     (2,464)     (2,464)
                                                   --------    --------
               Total inventories ...............   $ 16,737    $ 14,493
                                                   --------    --------
                                                   --------    --------


5. Accrued liabilities consisted of the following at February 28, 1998 and November 30, 1997:


                                             February 28, November 30,
                                                   1998      1997
                                                 -------   -------
               Income and other taxes ........   $   148   $  --
               Salaries, wages and commissions       651     1,696
               Advertising and promotion .....     5,495     2,840
               Interest ......................     2,063     4,119
               Product acquisitions ..........     1,335     1,489
               Other .........................     3,375     3,452
                                                 -------   -------
               Total accrued liabilities .....   $13,067   $13,596
                                                 -------   -------
                                                 -------   -------


6. Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The earnings per share for the three months ended February 28, 1997 have been restated to conform to FAS 128.



7. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents, including cash and cash equivalents available exclusively for the repayment of long-term debt.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

General

On March 24, 1998, the Company announced the completion of the previously reported acquisition of the BAN line of anti-perspirant/deodorant products from Bristol-Myers Squibb Company for a purchase price of $165,000 (subject to an inventory adjustment), plus the assumption of up to $5,000 of liabilities. The Company acquired the BAN world-wide trademarks, formulae, certain patents pertaining to the anti-perspirant/deodorant products technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan. Concurrently with the closing of the acquisition, the Company issued $200,000 of 8-7/8% Senior Subordinated Notes due 2008 and amended and restated its existing senior secured credit facilities. The proceeds from the Senior Subordinated Notes were used to fund the purchase of BAN, pay related acquisition and financing fees and expenses and repay certain bank indebtedness.

For the three months ended February 28, 1998, the Company experienced a $6,975, or 25.0%, increase in sales to $34,921 from $27,946 in the first quarter of fiscal 1997. Operating income during the period likewise increased $1,272, or 35.1%, to $4,900 from $3,628. Net income of $609, or $.06 per share, was recorded during the period compared to net income of $136, or $.02 per share, during the same period last year. Seasonality is a factor in the Company's overall business with the first quarter sales and income traditionally trailing the other fiscal quarters.

The SUNSOURCE product line, acquired in the third quarter of fiscal 1997, was largely responsible for the improvement in the Company's operating results for the three months ended February 28, 1998.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As previously high growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first quarter of fiscal 1998, the Company introduced the following line extensions/new products: BENZODENT cream; HERPECIN-L cold sore lip balm in a jar; BULLFROG SPF45 for babies and SPF45 Superblock; CORNSILK (Weightless label) light liquid makeup in six shades; CORNSILK green concealer stick; and HARMONEX. Strategically, the Company continually evaluates its products and businesses as part of its sales growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands or businesses and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                         Three Months Ended
                                            February 28,
                                          1998       1997
                                          -----     -----
NET SALES ...........................     100.0%    100.0%
                                          -----     -----
COSTS AND EXPENSES:
  Cost of sales .....................      27.7      30.0
  Advertising and promotion .........      43.5      40.3
  Selling, general and administrative      14.8      16.7
                                          -----     -----
    Total costs and expenses ........      86.0      87.0
                                          -----     -----
INCOME FROM OPERATIONS ..............      14.0      13.0
                                          -----     -----
OTHER INCOME (EXPENSE):
  Interest expense ..................     (11.9)    (13.6)
  Investment and other income, net ..        .5       1.1
                                          -----     -----

    Total other income (expense) ....     (11.4)    (12.5)
                                          -----     -----
INCOME BEFORE INCOME TAXES ..........       2.6        .5

PROVISION FOR INCOME TAXES ..........        .9       --
                                          -----     -----
NET INCOME ..........................       1.7%       .5%
                                          -----     -----
                                          -----     -----


Comparison of Three Months Ended February 28, 1998 and 1997

Net sales for the three months ended February 28, 1998 increased $6,975, or 25.0%, to $34,921 from $27,946 for the same period last year. Domestic consumer products sales increased to $6,204, or 24.2%, to $31,818 from $25,614 for last year's comparative period. Net sales of international consumer products increased $771, or 33.1%, from $2,332 in the 1997 period to $3,103 in the current period.

The increase in domestic consumer products sales in the 1998 period was primarily due to the SUNSOURCE brands, which were acquired in the third quarter of 1997. Sales increases were also registered for the PAMPRIN, BENZODENT and BULLFROG product lines, while decreases were experienced by the HERPECIN-L, NORWICH Aspirin, FLEXALL, CORNSILK and GOLD BOND baby powders. All sales variances were principally due to sales volume changes.


The increase in sales of PAMPRIN and BENZODENT reflects the effect of extensions of these two product lines initiated in fiscal 1997 or the first quarter of fiscal 1998. The substantial increase in BULLFROG sales represents the introduction of two new SPF45 products in the current quarter, the addition of several new or former customers for the 1998 season and increased advertising and promotion support. The sales decline for CORNSILK reflects the reintroduction of that entire line in new packaging in the first quarter of fiscal 1997, resulting in abnormally high sales in the first quarter of fiscal 1997. The reduced GOLD BOND sales were almost entirely associated with the CORNSTARCH PLUS Medicated Baby Powder product which was introduced in the first quarter of fiscal 1997. The decline in sales of the remaining brands listed above reflects the maturation of these products, increased competition in their respective product categories and, in most instances, reduced marketing support.


International consumer product sales for the first quarter of fiscal 1998 increased $66, or 7.8%, for the Canadian operation and $607, or 47.8%, for the United Kingdom business. The increase in Canadian sales was largely associated with the GOLD BOND product line, although sales increases were recorded for the PAMPRIN, FLEXALL, SUN-IN and ULTRASWIM brands. Sales increases were experienced for all of the United Kingdom brands. U.S. export sales increased $98, or 45.6%, for the 1998 quarter as compared to the same period in fiscal 1997, with practically all of the increase being associated with the ICY HOT product line. All sales variances were primarily due to sales volume changes.

Cost of goods sold as a percentage of net sales improved to 27.7% from 30.0% in the 1997 period. The decline was primarily the result of increased sales of higher gross margin product lines in the current period and the SUNSOURCE brands acquired in mid 1997.

Advertising and promotion expenses increased $3,913, or 34.7%, in the 1998 period and were 43.5% of net sales compared to 40.3% in the corresponding 1997 period. The majority of the increase in the 1998 period was related to the SUNSOURCE product line, although significant increases were recorded for the BULLFROG and GOLD BOND brands. Substantial declines were realized for the FLEXALL, MUDD, CORNSILK and PHISODERM product lines.

The increase of $502, or 10.8%, in selling, general and administrative expenses in the 1998 period was largely associated with increased direct selling expenses resulting from increased sales. The selling, general and administrative expenses were 14.8% of net sales in the current period as compared to 16.7% in the same period of last fiscal year.

Interest expense increased $382, or 10.1%, in the 1998 period, reflecting primarily the additional debt incurred for the SUNSOURCE products acquisition in mid 1997.

Investment and other income decreased by $127 in the 1998 period largely due to a decline in interest income and gains on sales of property items.

The increase of $473 in net income in 1998 was largely the result of increased sales offset in part by increased interest charges, advertising and promotion expenses and selling, general and administrative expenditures.


Liquidity and Capital Resources

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and long-term debt servicing.

Cash of $8,129 and $2,817 was used in operations for the three months ended February 28, 1998 and 1997, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities. The changes were due in part to the SUNSOURCE acquisition in mid 1997.

Investing activities used cash of $662 and $350 in the three months ended February 28, 1998 and 1997, respectively. The increase of $312 in the current period was largely the result of increased property, plant and equipment additions.

Financing activities provided cash of $5,351 in the three months ended February 28, 1998 compared to $735 for the comparable prior year period. The increase of $4,616 in the current period reflects additional bank borrowings required for working capital purposes.

The following table presents working capital data at February 28, 1998 and November 30, 1997 or for the respective periods then ended:


                          Item                                             1998          1997
                        --------                                       -----------   -----------

     Working capital (current assets less current liabilities) ......  $    19,871   $    15,520
     Current ratio (current assets divided by current liabilities) ..         1.63          1.45
     Quick ratio (cash and cash equivalents and accounts
       receivable divided by current liabilities) ...................         1.02           .96
     Average accounts receivable turnover ...........................         5.62          5.92
     Average inventory turnover .....................................         2.85          3.17
     Working capital as a percentage of total assets ................        11.12%         8.68%


The improvement in the current and quick ratio at February 28, 1998 as compared to November 30, 1997, reflect primarily increases in accounts receivable and inventories, which were largely associated with the seasonal products, e.g., BULLFROG and SUN-IN, and the reduction of accounts payable.

Total loans outstanding were $145,123 at February 28, 1998 compared to $142,394 at November 30, 1997, an increase of $2,729 during the first quarter of 1998. The revolving line of credit is available to the Company up to $30,000 or such lesser amount as is determined to be available under the terms of the Company's bank credit agreement. The availability of credit under the revolver is determined based on the Company's accounts receivable and inventories. As of February 28, 1998, the Company had $17,000 outstanding on its $30,000 working capital line of credit.


On March 24, 1998, the Company completed the previously reported acquisition of the BAN line of anti-perspirant/deodorant products. Concurrently with the closing of the acquisition, the Company issued $200,000 of 8-7/8% senior subordinated notes due 2008 and amended and restated its existing senior secured credit facilities. The proceeds from the senior subordinated notes were used to fund the purchase of BAN, pay related acquisition and financing fees and expenses and repay the outstanding balance on the working capital line of credit which was $19,000 as of March 24, 1998.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems will be replaced with fully compliant new systems. The total cost of the software and implementation is estimated to be $1,500 to $2,000 which will be capitalized as incurred. The majority of actual cash payments will be made in 1998 with the remainder to be paid in early 1999. This new system implementation is expected to be completed during 1999.


The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

Foreign Operations

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 28, 1998 and 1997, these subsidiaries accounted for 8% and 8% of total revenues, respectively, and 4% and 5% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $49 and $10 for the three months ended February 28, 1998 and 1997, respectively, resulted from foreign currency transactions.

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

                     (2) Financial data schedule (Exhibit 27).

           (b) The following Form 8-K report was filed with the Securities and Exchange Commission during the three months ended February 28, 1998:

                     Report, dated February 22, 1998, relating to signing by the Company of a definitive agreement to acquire the BAN anti-perspirant and deodorant brand from Bristol-Myers Squibb.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CHATTEM, INC.
                                  (Registrant)


Dated:  April 14, 1998                           \s\ A. Alexander Taylor II
        --------------                           --------------------------
                                                 A. Alexander Taylor II
                                                   President and Director
                                                   (Chief Operating Officer)



                                                 \s\ Stephen M. Powell
                                                 ---------------------
                                                 Stephen M. Powell
                                                 (Chief Accounting Officer)