Form 10-Q
period 1998-05-31
CHATTEM INC
filed 1998-07-14
CIK 19520

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q



                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                        COMMISSION FILE NUMBER 0-5905



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

AS OF JULY 10, 1998, 9,481,260 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                     INDEX

                                                                                  PAGE NO.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of May 31, 1998 and
      November 30, 1997 .........................................................     3

    Consolidated Statements of Income for the Three and Six
      Months Ended May 31, 1998 and 1997 ........................................     5

    Consolidated Statements of Cash Flows for the Six Months Ended
      May 31, 1998 and 1997 .....................................................     6

    Notes to Consolidated Financial Statements ..................................     7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ...................................................    11

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders ..................    19

  Item 6.  Exhibits and Reports on Form 8-K .....................................    19

SIGNATURES ......................................................................    20

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                       PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CHATTEM, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                              MAY 31,            NOVEMBER 30,
ASSETS                                                                         1998                  1997
-------                                                                 -------------------      ------------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...........................................        $ 8,463               $ 4,858
  Accounts receivable, net ............................................         44,727                28,078
  Refundable and deferred income taxes ................................          1,876                 1,876
  Inventories .........................................................         20,503                14,493
  Prepaid expenses and other current assets ...........................            701                   667
                                                                              --------              --------
    Total current assets ..............................................         76,270                49,972
                                                                              --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET ....................................         17,324                10,988
                                                                              --------              --------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ...........................................          6,968                 6,640
  Patents, trademarks and other purchased product rights, net .........        259,634               104,972
  Debt issuance costs, net ............................................         10,775                 3,118
  Other ...............................................................          2,076                 3,054
                                                                              --------              --------
    Total other noncurrent assets .....................................        279,453               117,784
                                                                              --------              --------
      TOTAL ASSETS ....................................................       $373,047              $178,744
                                                                              --------              --------
                                                                              --------              --------

      See accompanying notes to consolidated financial statements.

                        CHATTEM, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                              MAY 31,            NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                           1998                  1997
------------------------------------                                    -------------------      ------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt ................................       $  5,610               $ 8,919
  Accounts payable ....................................................          8,186                 9,319
  Payable to bank .....................................................          1,753                 2,618
  Accrued liabilities .................................................         32,869                13,596
                                                                              --------               -------
    Total current liabilities .........................................         48,418                34,452
                                                                              --------               -------
LONG-TERM DEBT, less current maturities ...............................        303,401               133,475
                                                                              --------               -------
DEFERRED INCOME TAXES .................................................          3,290                 3,290
                                                                              --------              --------
OTHER NONCURRENT LIABILITIES ..........................................          2,337                 3,157
                                                                              --------               -------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued .......................................................            -                     -
  Common shares, without par value, authorized 20,000,
    issued 9,450 at May 31, 1998 and 9,082 at
    November 30, 1997 .................................................          1,968                 1,945
  Paid-in surplus .....................................................         66,410                63,975
  Accumulated deficit .................................................        (51,465)              (60,229)
                                                                              --------               -------
                                                                                16,913                 5,691
  Foreign currency translation adjustment .............................         (1,312)               (1,321)
                                                                              --------               -------
      Total shareholders' equity ......................................         15,601                 4,370
                                                                              --------               -------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ......................................................       $373,047              $178,744
                                                                              --------               -------
                                                                              --------               -------

            See accompanying notes to consolidated financial statements.

                        CHATTEM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                  ENDED MAY 31,                            ENDED MAY 31,
                                                              ---------------------                    -------------------
                                                              1998             1997                      1998              1997
                                                              ----             ----                      ----              ----
NET SALES .........................................          $58,545          $39,178                   $93,466           $67,124
                                                             --------         --------                  -------           -------
COSTS AND EXPENSES:
  Cost of sales ...................................           15,854           10,888                    25,536            19,282
  Advertising and promotion .......................           23,202           14,602                    38,382            25,869
  Selling, general and administrative .............            6,741            5,767                    11,900            10,424
                                                             --------         --------                  -------           -------
    Total costs and expenses ......................           45,797           31,257                    75,818            55,575
                                                             --------         --------                  -------           -------
INCOME FROM OPERATIONS ..........................             12,748            7,921                    17,648            11,549
                                                             --------         --------                  -------           -------
OTHER INCOME (EXPENSE):
  Interest expense ................................           (7,332)          (3,835)                  (11,512)           (7,633)
  Investment and other income .....................              243              694                       435             1,013
  Gain on product divestiture .....................           10,442               --                    10,442                --
                                                             --------         --------                  -------           -------
    Total other income (expense) ..................            3,353           (3,141)                     (635)           (6,620)
                                                             --------         --------                  -------           -------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ..............................           16,101            4,780                    17,013             4,929
PROVISION FOR INCOME TAXES ........................            6,032            1,723                     6,335             1,736
                                                             --------         --------                  -------           -------
INCOME BEFORE EXTRAORDINARY LOSS ..................           10,069            3,057                    10,678             3,193
EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET .....................           (1,901)               -                    (1,901)                -
                                                             --------         --------                  -------           -------
NET INCOME ........................................          $ 8,168          $ 3,057                   $ 8,777           $ 3,193
                                                             --------         --------                  -------           -------
COMMON SHARES:
  Weighted average number outstanding .............            9,370            8,613                     9,149             8,608
                                                             --------         --------                  -------           -------
  Weighted average and equivalent number
    outstanding ...................................            9,829            8,852                     9,548             8,830
                                                             --------         --------                  -------           -------
NET INCOME PER COMMON SHARE:
  Basic:
    Income before extraordinary loss ..............          $  1.07          $   .35                   $  1.17           $   .37
    Extraordinary loss ............................             (.20)               -                      (.21)                -
                                                             --------         --------                  -------           -------
      Total basic .................................          $   .87          $   .35                   $   .96           $   .37
                                                             --------         --------                  -------           -------
                                                             --------         --------                  -------           -------
  Diluted:
    Income before extraordinary loss ..............          $  1.02          $   .35                   $  1.12           $   .36
    Extraordinary loss ............................             (.19)               -                      (.20)                -
                                                             --------         --------                  -------           -------
      Total diluted ...............................          $   .83          $   .35                   $   .92           $   .36
                                                             --------         --------                  -------           -------
                                                             --------         --------                  -------           -------

         See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED AND IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MAY 31,
                                                                           --------------------------------------
                                                                               1998                      1997
                                                                           -----------------         ------------
OPERATING ACTIVITIES:
  Net income .......................................................            $  8,777                $ 3,193
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ................................               4,121                  2,979
      Extraordinary loss on early extinguishment of debt ...........               1,901                     --
      Gain on sale of trademarks and other product rights ..........             (10,442)                    --
      Dividend receivable from Elcat, Inc. .........................                (328)                  (328)
      Other, net ...................................................                 111                    266
      Changes in operating assets and liabilities:
        Increase in accounts receivable ............................             (16,434)                (6,774)
        Increase in inventories ....................................              (7,225)                   (45)
        Decrease in refundable and deferred income taxes ...........                  --                  2,386
        Decrease in prepaid and other current assets ...............                 729                  1,384
        Increase (decrease) in accounts payable and accrued
          liabilities...............................................              15,624                 (1,623)
                                                                                ---------               -------
           Net cash provided by (used in) operating activities .....              (3,166)                 1,438
                                                                                ---------               -------

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment ...................              (7,348)                  (619)
      Proceeds from notes receivable ...............................                  --                    100
      Purchase of trademarks and other product rights ..............            (156,993)                (1,000)
      Proceeds from sale of trademarks and other product rights ....              11,750                     --
      Other, net ...................................................                (293)                  (651)
                                                                                ---------               -------
           Net cash used in investing activities ...................            (152,884)                (2,170)
                                                                                ---------               -------
FINANCING ACTIVITIES:
      Repayment of long-term debt ..................................             (95,998)                (2,044)
      Proceeds from long-term debt .................................             262,365                     --
      Proceeds from exercise of stock options and warrants .........               2,458                     83
      Debt issuance costs ..........................................              (8,297)                  (383)
      (Decrease) increase in payable to bank .......................                (865)                   579
                                                                                ---------               -------
           Net cash provided by (used in) financing activities .....             159,663                 (1,765)
                                                                                ---------               -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS .................................................                  (8)                   (94)
                                                                                ---------               -------
CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the period ...........................               3,605                 (2,591)
      At beginning of period .......................................               4,858                 16,040
                                                                                ---------               -------
      At end of period .............................................            $  8,463                $13,449
                                                                                ---------               -------
                                                                                ---------               -------
PAYMENTS FOR:
      Interest .....................................................            $  8,053                $ 7,274
      Taxes ........................................................            $    272                $   153

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

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter pharmaceuticals, functional toiletries, dietary supplements and antiperspirant/deodorants. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. Seasonality is a factor in the Company's overall business, with the first quarter sales and income traditionally trailing the other fiscal quarters.

4.   Inventories consisted of the following at May 31, 1998 and November 30,
     1997:

                                                       May 31,             November 30,
                                                        1998                   1997
                                                   ----------------        -------------
Raw materials and work in process ............     $   12,632                $   9,107
Finished goods ...............................         10,335                    7,850
Excess of current cost over LIFO values ......         (2,464)                  (2,464)
                                                   ----------------        -------------
     Total inventories .......................     $   20,503                $  14,493
                                                   ----------------        -------------
                                                   ----------------        -------------

5. Accrued liabilities consisted of the following at May 31, 1998 and November 30, 1997:

                                                        May 31,      November 30,
                                                         1998            1997
                                                        --------     ------------
     Income and other taxes .......................     $ 5,336         $    --
     Salaries, wages and commissions ..............       1,339           1,696
     Advertising and promotion ....................      10,927           2,840
     Interest .....................................       7,079           4,119
     Product acquisitions and divestitures ........       3,637           1,489
     Other ........................................       4,551           3,452
                                                        -------         -------
           Total accrued liabilities ..............     $32,869         $13,596
                                                        -------         -------
                                                        -------         -------

6. Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The earnings per share for the three and six months ended May 31, 1997 have been restated to conform to FAS 128.

7. On March 24, 1998, the Company acquired the BAN line of deodorant and antiperspirant products from Bristol-Myers Squibb Company for a purchase price of $165,000 (subject to an inventory adjustment), plus the assumption of up to $5,000 of liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to anti-perspirant/deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN but not the right to sell BAN in Japan.

8. Also on March 24, 1998, the Company issued $200,000 of 8 7/8% Senior Subordinated Notes due 2008 (the "Notes") to NationsBanc Montgomery Securities LLC (the "Initial Purchaser") and entered into an amended and restated senior secured bank credit agreement. The proceeds of the note offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

     The Notes mature on April 1, 2008 and interest is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 1998. The Notes are senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The Notes may not be redeemed until April 1, 2003, after which they may be redeemed at the option of the Company. Upon the occurrence of certain events constituting a change of control, the holders of the Notes may require the Company to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

     The Notes are issued under an indenture with SouthTrust Bank, National Association, as indenture trustee, which restricts, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness and issue preferred stock, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, (iv) apply net proceeds from certain asset sales, (v) enter into certain transactions with affiliates, (vi) merge or consolidate with any other person, (vii) sell stock of its subsidiaries, or (viii) assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company.

     The Notes were issued by the Company to the Initial Purchaser in a transaction not registered under the Securities Act of 1933 ("Securities Act") in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Initial Purchaser subsequently placed the Notes with qualified institutional buyers and certain accredited investors in reliance upon Rule 144A under the Securities Act.

     Pursuant to a Registration Rights Agreement between the Company and the Initial Purchaser, the Company filed with the Securities and Exchange Commission on May 26, 1998 a Registration Statement on Form S-4, which became effective on June 8, 1998, with respect to its Series B Notes that are identical in all material respects to the original Notes. The Company has offered the holders of the original Notes the opportunity to exchange their Notes for a like amount of Series B Notes on or before July 23, 1998, unless extended by the Company in its sole discretion.

9. The bank credit agreements, of which NationsBank of Tennessee, N.A. is agent, include term loans of $27,500 and $34,800 and a working capital facility of $30,000 (the "Credit Agreements"). The working capital facility and the $27,500 term loan mature on June 26, 2002 and the $34,800 term loan matures on June 14, 2004. The Company may elect either the greater of the prime rate or federal funds plus 1/2% or a floating rate or Eurodollar interest rate option applicable to loans under the Credit Agreements. The floating rate and Eurodollar interest rate options are based on a base rate plus a floating rate margin that fluctuates on the basis of the Company's leverage ratio. In addition to the foregoing, the Credit Agreements contain covenants, representations and other agreements by the Company that are customary in loan agreements and security instruments relating to financings of this type.

10. On May 12, 1998, the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750 plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae, technical information, inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. The Company used the net proceeds from the sale to reduce bank indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

On March 24, 1998, the Company acquired the BAN line of deodorant and anti-perspirant products from Bristol-Myers Squibb Company for a purchase price of $165,000 (subject to an inventory adjustment), plus the assumption of up to $5,000 of liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to anti-perspirant/deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN but not the right to sell BAN in Japan.

Also on March 24, 1998, the Company issued $200,000 of 8 7/8% Senior Subordinated Notes due 2008 (the "Notes") to NationsBanc Montgomery Securities LLC and entered into an amended and restated senior secured bank credit agreement. The proceeds of the Notes offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

On May 12, 1998, the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750, plus inventories and the assumption of certain liabilities. The Company sold the CORNSILK trademarks, formulae, technical information, inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. The Company used the net proceeds from the sale to reduce bank indebtedness.

For the second quarter of fiscal 1998, net sales increased 49.4% to $58,545 from $39,178 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 61.0% to $12,748 for 1998 from $7,921 in 1997. Net income before extraordinary loss for the 1998 period was $10,069, or $1.02 per share, as compared to $3,057, or $.35 per share, for the comparable 1997 period, an increase of 229.4%. The 1998 net income amount includes a gain net of taxes of $6,474, or $.65 per share, from the sale of the CORNSILK brand, which was completed on May 12, 1998. Excluding this gain, net income before extraordinary loss was $3,595, a 17.6% increase, or $.37 per share. The increase in earnings per share was achieved despite the weighted average number of shares increasing 8.8% from 1997 to 1998, and compares to a strong fiscal 1997 second quarter highlighted by three major line extensions and a major repackaging launch.

During the second quarter of fiscal 1998 the Company experienced an extraordinary loss net of taxes of $1,901, or $.19 per share, on the early extinguishment of bank and 12 3/4% Notes debt.

For the first six months of fiscal 1998, net sales were $93,466 compared to $67,124 for the same period of 1997, a 39.2% increase. Income from operations for the 1998 period was $17,648 versus $11,549 in the comparable 1997 period, a 52.8% increase. Net income before extraordinary loss for the first six months of fiscal 1998 was $10,678 (including the gain from the sale of the CORNSILK brand), or $1.12 per share, and $4,204, or $.44 per share, excluding the CORNSILK gain, while in the fiscal 1997 corresponding period net income was $3,193, or $.36 per share. The increase in net income before extraordinary loss and excluding the CORNSILK gain period to period was 31.7%. A 6.3% increase in the weighted average number of outstanding shares of the Company's common stock for the period ended May 31, 1998 had a material impact on the calculation of earnings per share for the first six months of fiscal 1998.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As brands which formerly had high growth rates mature, sales increases will become more dependent on acquisitions and the development of successful line extensions or new products under existing brand names.

Strategically, the Company continually evaluates its products and businesses as part of its growth strategy and in instances where the Company's objectives are not realized, will dispose of the brands and redeploy the assets to products or businesses with greater growth potential or to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for net income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                               FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                  ENDED MAY 31,                       ENDED MAY 31,
                                                              ---------------------               --------------------
                                                              1998             1997               1998            1997
                                                              ----             ----               ----            -----
NET SALES ..............................................      100.0%           100.0%             100.0%          100.0%
                                                              -----            -----              -----           -----
COSTS AND EXPENSES:
  Cost of sales ........................................       27.1             27.8               27.3            28.7
  Advertising and promotion ............................       39.6             37.3               41.1            38.6
  Selling, general and administrative ..................       11.5             14.7               12.7            15.5
                                                              -----            -----              -----           -----
    Total costs and expenses ...........................       78.2             79.8               81.1            82.8
                                                              -----            -----              -----           -----

INCOME FROM OPERATIONS .................................       21.8             20.2               18.9            17.2
                                                              -----            -----              -----           -----
OTHER INCOME (EXPENSE):
  Interest expense .....................................      (12.5)            (9.8)             (12.3)          (11.4)
  Investment and other income ..........................         .4              1.8                 .4             1.6
  Gain on product divestitures .........................       17.8              --                11.2              --
                                                              -----            -----              -----           -----
     Total other income (expense) ......................        5.7             (8.0)               (.7)           (9.8)
                                                              -----            -----              -----           -----

INCOME BEFORE INCOME TAXES .............................       27.5             12.2               18.2             7.4

PROVISION FOR INCOME TAXES .............................       10.3              4.4                6.8             2.6
                                                              -----            -----              -----           -----

 NET INCOME BEFORE EXTRAORDINARY LOSS ..................       17.2%             7.8%              11.4%            4.8%
                                                              -----            -----              -----           -----
                                                              -----            -----              -----           -----

COMPARISON OF THREE MONTHS ENDED MAY 31, 1998 AND 1997

Net sales for the three months ended May 31, 1998 increased $19,367, or 49.4%, to $58,545 from $39,178 for the same period of 1997. This increase in net sales was attributable to a $19,108, or 54.8%, increase in domestic consumer products sales to $53,945 from $34,837 last year and an increase of $259, or 6.0%, in international consumer products sales to $4,600 from $4,341.

The increase in net sales in the 1998 period over the corresponding 1997 period for domestic consumer products was due primarily to the acquisitions of the BAN and SUNSOURCE product lines. BAN was acquired on March 24, 1998 while the SUNSOURCE line was acquired on June 26, 1997. Strong sales increases were also realized for the BULLFROG, PAMPRIN, SUN-IN and HERPECIN-L brands, principally as a result of increased advertising and promotional expenditures. Decreases in sales from the corresponding 1997 period were recognized for ICY HOT, FLEXALL, CORNSILK, MUDD, BENZODENT, PREMSYN PMS and GOLD BOND Baby Powders and Cream. The decline in sales of the ICY HOT and GOLD BOND Baby Powders reflects the introduction of line extensions in the late first or second quarter of 1997 in which sales of these products were unusually high. In early 1997, the CORNSILK brand was relaunched in completely new packaging. Due to the relaunch, sales of the brand were significantly higher in the first and second quarters of 1997 as retailers ordered the new packaging. The CORNSILK brand was sold on May 12, 1998. The sales decreases for the remainder of the brands listed above reflect the maturation of these product lines, increased competition in their respective categories and markets and, in most cases, reduced marketing support. All sales variances were principally due to volume changes.

International consumer product sales for the 1998 period decreased $84, or 6.3%, for the Canadian operation but increased $353, or 13.7%, for the United Kingdom business. U.S. export sales declined $10, or 2.4%, over the prior year period. Sales increases were realized for the PAMPRIN, PHISODERM, FLEXALL, GOLD BOND and BAN brands in Canada, while the remainder of the product lines sold in that country showed modest declines. Sales of all of the brands sold by the United Kingdom operation recorded increases, except for the SUN-IN product line. All sales variances were largely the result of changes in volume.

Cost of sales as a percentage of net sales decreased to 27.1% for the 1998 quarter from 27.8% for the same prior year period. This decline was essentially due to a shift in product mix of sales of domestic consumer products to higher margin brands and the addition of the SUNSOURCE product line in the 1998 period.

Advertising and promotion expenses increased $8,600, or 58.9%, in the 1998 period and were 39.6% and 37.3% of net sales for the 1998 and 1997 quarters, respectively. This increase in the 1998 period was primarily associated with the SUNSOURCE and BAN product lines. Increased spending was also realized for PAMPRIN, BULLFROG and PHISODERM.

Selling, general and administrative expenses increased $974, or 16.9%, in the 1998 period but declined as a percentage of net sales to 11.5% compared to 14.7% for the prior year period. The increase was primarily due to increases in direct selling expenses, as a result of increased sales, and special transitional services fees relating to the BAN brand acquisition.

Interest expense increased $3,497, or 91.2%, in the 1998 period, reflecting primarily the additional debt incurred for the SUNSOURCE and BAN product acquisitions. A gain of $10,442 on the sale of the CORNSILK brand was recognized in the 1998 period.

Income before extraordinary loss increased by $7,012, or 129.4%, in the 1998 period. The net increase resulted primarily from the gain on the sale of the CORNSILK product line, increased sales and an improved cost of sales percentage of net sales, offset in part by increased advertising and promotion expenditures, selling, general and administrative expenses, interest expense and income taxes.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1998 AND 1997

Net sales for the six months ended May 31, 1998 increased $26,342, or 39.2%, to $93,466 from $67,124 for the same period last year. The increase in net sales was associated with a $25,312, or 41.9%, increase in domestic consumer product sales to $85,763 from $60,451 last year and an increase of $1,030, or 15.4%, in international consumer products sales to $7,703 from $6,673.

The net sales increase over the prior year period for domestic consumer products was due primarily to the acquisitions of the BAN and SUNSOURCE product lines. BAN was acquired on March 24, 1998 while the SUNSOURCE line was acquired on June 26, 1997. Strong sales increases were also realized for the PAMPRIN, SUN-IN, ULTRASWIM and BULLFROG brands, principally as a result of increased advertising and promotion expenditures. Decreases in sales from the corresponding 1997 period were recorded for FLEXALL, ICY HOT, PREMSYN PMS, CORNSILK, and GOLD BOND Baby Powders. The decline in sales of the ICY HOT and GOLD BOND Baby Powders reflects the introduction of line extensions in the first six month period of 1997 in which sales of these products were unusually high. In early 1997, the CORNSILK brand was relaunched in completely new packaging. Due to the relaunch, sales of the brand were significantly higher in the first and second quarters of 1997 as retailers ordered the new packaging. The CORNSILK brand was sold on May 12, 1998. The sales decreases for the balance of the brands listed above reflect the maturation of these product lines, increased competition in their respective categories and markets and, in most cases, reduced marketing support. All sales variances were primarily due to volume changes.

International consumer product sales for the 1998 period decreased $18, or
 .8%, for the Canadian operation but increased $960, or 24.9%, for the United Kingdom business. U.S. export sales increased $88, or 13.5%, over the prior period, largely as a result of BAN brand sales being reflected solely in the current period. Sales of all of the product lines sold by the United Kingdom operation increased in the 1998 period. All sales variances were largely the result of changes in volume.

Cost of sales as a percentage of net sales decreased to 27.3% for the 1998 period from 28.7% for the prior year's first six months. This decline was essentially due to a shift in product mix of sales of domestic consumer products to higher margin brands and the addition of the SUNSOURCE product line in the 1998 period.

Advertising and promotion expenses increased $12,513, or 48.4%, in the 1998 period and were 41.1% of net sales compared to 38.6% in the corresponding 1997 period. This increase in the 1998 period was primarily associated with the SUNSOURCE and BAN brands. Increased spending was also realized for PAMPRIN, BULLFROG and HERPECIN-L.

Selling, general and administrative expenses increased $1,476, or 14.2%, in the 1998 period but were reduced to 12.7% of net sales compared to 15.5% in the corresponding 1997 period. The increase was primarily due to increases in direct selling expenses, as a result of increased sales, and special transitional service fees relating to the BAN brand acquisition.

Interest expense increased $3,879, or 50.8%, in the 1998 period, reflecting primarily the additional debt incurred for the SUNSOURCE and BAN product acquisitions in fiscals 1997 and 1998, respectively. A gain of $10,422 on the sale of the CORNSILK brand was recognized in the 1998 period.

Income before extraordinary loss increased by $7,485, or 134.4%, in the current period. The net increase resulted primarily from the gain on the CORNSILK product line sale, increased sales and an improved cost of sales as a percentage of net sales, offset in part by increased advertising and promotion expenditures, selling, general and administrative expenses, interest expense and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and long-term debt servicing.

Cash of $3,166 was used in operations for the six months ended May 31, 1998, whereas cash of $1,438 was provided by operations for the corresponding period of fiscal 1997. The decrease in cash flows from operations over the prior year period was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities. The changes were due primarily to the BAN acquisition in the second quarter of fiscal 1998 and the SUNSOURCE acquisition in the third quarter of fiscal 1997.

Investing activities used cash of $152,884 and $2,170 in the six months ended May 31, 1998 and 1997, respectively. The increase of $150,714 in the current period was largely the result of increased property, plant and equipment additions and the purchase of the BAN trademarks and other product rights, offset in part by the proceeds from the sale of the CORNSILK product line.

Financing activities provided cash of $159,663 in the six months ended May 31, 1998 compared to the use of cash of $1,765 for the comparable prior year period. The increase of $161,428 in the current period reflects the issuance of $200,000 of 8 7/8% notes and the refinancing of bank debt, the proceeds of both being used primarily to fund the purchase of the BAN brand. In addition, $8,599 of the 12 3/4% notes and certain bank loans were retired. The Company incurred an extraordinary loss of $1,901 as a result of the early retirement of debt.

The following table presents working capital data at May 31, 1998 and November 30, 1997 or for the respective periods then ended:

                                                                           May 31,           November 30,
                           Item                                             1998                1997
                           ----                                             ----                -----
Working capital (current assets less current liabilities) ..........       $27,852             $15,520
Current ratio (current assets divided by current liabilities) ......          1.58                1.45
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities) .......................          1.10                 .96
Average accounts receivable turnover ...............................          4.73                5.92
Average inventory turnover .........................................          2.95                3.17
Working capital as a percentage of total assets ....................          7.47%               8.68%


The improvement in the current and quick ratios at May 31, 1998 as compared to November 30, 1997 reflected primarily the increase in accounts receivable and inventories, which was largely associated with the BAN acquisition and the seasonal products, e.g., BULLFROG and SUN-IN.

Total loans outstanding were $309,011 at May 31, 1998 compared to $142,394 as of November 30, 1997, an increase of $166,617 during the first six months of 1998. The increase in the 1998 period reflects principally the additional borrowings required to fund the BAN brand acquisition on March 24, 1998. The revolving line of credit is available to the Company up to $30,000 or such lesser amount as is determined to be available under the terms of the Company's bank credit agreement. The availability of credit under the revolver is determined based on the Company's accounts receivable and inventories. As of May 31, 1998, the Company had $5,000 outstanding on its $30,000 working capital line of credit.

The dated receivables related to the seasonal sales of BULLFROG, SUN-IN and ULTRASWIM are due August 15, 1998 and are approximately $6,000 as of May 31, 1998.

Management of the Company believes that the projected cash flows to be generated by operations, along with funds available from its bank credit facilities, will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52. "Foreign Currency Translation." For the six months ended May 31, 1998 and 1997, these subsidiaries accounted for 7% and 9% of total revenues, respectively, and 2% and 5% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $45 and of $49 for the six months ended May 31, 1998 and 1997, respectively, resulted from foreign currency transactions.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems will be replaced with fully compliant new systems. The total cost of the software and implementation is estimated to be $1,500 to $2,000 which will be capitalized as incurred. The majority of actual cash payments will be made in 1998 with the remainder to be paid in early 1999. This new system implementation is expected to be completed during the first half of fiscal 1999. Approximately $745 had been expended on this system at May 31, 1998.

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

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on April 8, 1998 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Scott L. Probasco, Jr. and Zan Guerry. With respect to Mr. Probasco, 6,631,594 votes were in favor and 37,974 abstain. With respect to Mr. Guerry, 6,656,424 votes were in favor and 13,144 abstain. The following directors' terms of office continued after the annual meeting: Samuel E. Allen, Louis H. Barnett, Robert E. Bosworth, Richard E. Cheney and A. Alexander Taylor, II.

         The 1998 Chattem, Inc. Non-Statutory Stock Option Plan was approved by the shareholders with 4,803,759 in favor, 126,567 votes opposed, 55,224 votes abstaining and 1,684,018 broker non-votes.

The shareholders approved Arthur Andersen LLP as auditors for the next year with 6,666,168 votes in favor, 2,900 against and 500 abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  (1) Statement regarding computation of per share earnings
                      (Exhibit 11).

                  (2) Financial data schedule (Exhibit 27).

         (b) The following Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended May 31, 1998:


              Report, dated March 9, 1998, relating to proposed private placement of $175 million of senior subordinated notes.

              Report, dated March 24, 1998, relating to the acquisition of the BAN line of deodorant and anti-perspirant products, the issuance of $200 million of 8 7/8% senior subordinated notes due 2008 and the execution of an amended and restated senior secured bank credit agreement.

              Report, as amended, dated May 12, 1998, relating to the sale of the CORNSILK product line to Del Laboratories, Inc.

                                 CHATTEM, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHATTEM, INC.
                                       (Registrant)

Dated:       July 14, 1998              /s/ A. Alexander Taylor II
        ----------------------          ---------------------------------------
                                        A. Alexander Taylor II,
                                        President and Chief Operating Officer

                                        /s/ Stephen M. Powell
                                        ---------------------------------------
                                        Stephen M. Powell
                                        (Chief Accounting Officer)