Form 10-Q
period 1998-08-31
CHATTEM INC
filed 1998-10-15
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                    FORM 10-Q





                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                For the quarterly period ended August 31, 1998
                          Commission file number 0-5905




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

As of October 13, 1998, 9,549,761 shares of the Company's common stock, without par value, were outstanding.

                                  CHATTEM, INC.

                                      INDEX


                                                                                        PAGE NO.
                                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of August 31, 1998 and
      November 30, 1997....................................................................   3


    Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 1998 and 1997................................................   5


    Consolidated Statements of Cash Flows for the Nine Months Ended
      August 31, 1998 and 1997............................................................    6

    Notes to Consolidated Financial Statements............................................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.............................................................    11

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...............................................    20

SIGNATURES................................................................................    21


EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                AUGUST 31,               NOVEMBER 30,
                         ASSETS                                    1998                      1997
                         ------                                 -----------              ------------
                                                                (Unaudited)


CURRENT ASSETS:

  Cash and cash equivalents .................................    $  1,532                  $  4,858
  Accounts receivable, net ..................................      40,989                    28,078
  Refundable and deferred income taxes ......................       1,876                     1,876
  Inventories ...............................................      19,366                    14,493
  Prepaid expenses and other current assets .................         898                       667
                                                                 --------                  --------
    Total current assets ....................................      64,661                    49,972
                                                                 --------                  --------

PROPERTY, PLANT AND EQUIPMENT, NET ..........................      13,808                    10,988
                                                                 --------                  --------

OTHER NONCURRENT ASSETS:

  Investment in Elcat, Inc. .................................       7,032                     6,640
  Patents, trademarks and other purchased product rights, net     273,631                   104,972
  Debt issuance costs, net ..................................      10,310                     3,118
  Other .....................................................       2,350                     3,054
                                                                 --------                  --------
    Total other noncurrent assets ...........................     293,323                   117,784
                                                                 --------                  --------

      TOTAL ASSETS ..........................................    $371,792                  $178,744
                                                                 --------                  --------
                                                                 --------                  --------






          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      AUGUST 31,  NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    1998        1997
                                                                                    ------------  ------------
                                                                                    (Unaudited)

CURRENT LIABILITIES:

  Current maturities of long-term debt .........................................    $   5,780     $   8,919
  Accounts payable .............................................................        5,960         9,319
  Payable to bank ..............................................................        4,755         2,618
  Accrued liabilities ..........................................................       37,870        13,596
                                                                                    ---------     ---------
    Total current liabilities ..................................................       54,365        34,452
                                                                                    ---------     ---------

LONG-TERM DEBT, less current maturities ........................................      292,358       133,475
                                                                                    ---------     ---------

DEFERRED INCOME TAXES                                                                   3,290         3,290
                                                                                    ---------     ---------

OTHER NONCURRENT LIABILITIES
                                                                                        2,218         3,157
                                                                                    ---------     ---------

SHAREHOLDERS' EQUITY:

  Preferred shares, without par value, authorized 1,000,
    none issued ................................................................         --            --
  Common shares, without par value, authorized 20,000,
    issued 9,550 at August 31, 1998 and 9,082 at
    November 30, 1997 ..........................................................        2,098         1,945
  Paid-in surplus ..............................................................       67,030        63,975
  Accumulated deficit ..........................................................      (48,031)      (60,229)
                                                                                    ---------     ---------
                                                                                       21,097         5,691
  Unrealized holding loss on investment ........................................          (91)           --
  Foreign currency translation adjustment ......................................       (1,445)       (1,321)
                                                                                    ---------     ---------
      Total shareholders' equity ...............................................       19,561         4,370
                                                                                    ---------     ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ...............................................................    $ 371,792     $ 178,744
                                                                                    ---------     ---------
                                                                                    ---------     ---------







          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)


                                                           FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                             ENDED AUGUST 31,                    ENDED AUGUST 31,
                                                        ---------------------------        --------------------------
                                                            1998           1997               1998           1997
                                                        ------------   ------------        ------------    ----------
NET SALES ........................................      $   67,600     $   38,909          $  161,066      $  106,033
                                                        ------------   ------------        ------------    ----------
COSTS AND EXPENSES:
  Cost of sales ..................................          19,381         10,100              44,917          29,382
  Advertising and promotion ......................          26,088         14,979              64,470          40,848
  Selling, general and administrative ............           7,366          5,522              19,266          15,946
                                                        ------------   ------------        ------------    ----------
    Total costs and expenses .....................          52,835         30,601             128,653          86,176
                                                        ------------   ------------        ------------    ----------


INCOME FROM OPERATIONS ...........................          14,765          8,308              32,413          19,857
                                                        ------------  -------------        ------------    ----------
OTHER INCOME (EXPENSE):

  Interest expense ...............................          (7,720)        (4,205)            (19,232)        (11,838)
  Investment and other income ....................              97            337                 571           1,350
  Gain on product divestiture ....................             (75)           --               10,328              --
                                                        ------------  -------------        ------------    ----------
    Total other income (expense) .................          (7,698)        (3,868)            ( 8,333)        (10,488)
                                                        ------------  -------------        ------------    ----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS.............................           7,067          4,440              24,080           9,369
PROVISION FOR INCOME TAXES .......................           2,676          1,593               9,011           3,329
                                                        ------------  -------------        ------------    ----------

INCOME BEFORE EXTRAORDINARY LOSS .................           4,391          2,847              15,069           6,040

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET ....................           ( 958)        (1,370)             (2,859)         (1,370)
                                                        ------------  -------------        ------------    ----------

NET INCOME........................................      $     3,433   $     1,477          $   12,210     $     4,670
                                                        ------------  -------------        ------------    ----------
                                                        ------------  -------------        ------------    ----------
COMMON SHARES:

  Weighted average number outstanding.............           9,483          8,882               9,165           8,700
                                                        ------------  -------------        ------------    ----------
                                                        ------------  -------------        ------------    ----------
  Weighted average and equivalent number
     outstanding .................................           9,846          9,332               9,507           9,020
                                                        ------------  -------------        ------------    ----------
                                                        ------------  -------------        ------------    ----------
NET INCOME PER COMMON SHARE:
  Basic:
    Income before extraordinary loss..............      $      .46    $       .32          $     1.64      $      .70
    Extraordinary loss ...........................            (.10)          (.15)               (.31)           (.16)
                                                        ------------  -------------        ------------    ----------
      Total basic ................................      $      .36    $       .17          $     1.33      $      .54
                                                        ------------  -------------        ------------    ----------
                                                        ------------  -------------        ------------    ----------
  Diluted:
    Income before extraordinary loss .............      $      .45    $       .31          $     1.58       $     .67
    Extraordinary loss ...........................            (.10)          (.15)               (.30)           (.15)
                                                        ------------  -------------         ------------   ----------
      Total diluted ..............................      $      .35    $       .16          $     1.28      $      .52
                                                        ------------  -------------         ------------   ----------
                                                        ------------  -------------         ------------   ----------



          See accompanying notes to consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                           AUGUST 31,
                                                                                   -------------------------
                                                                                       1998          1997
                                                                                   -----------  ------------
OPERATING ACTIVITIES:
  Net income ..................................................................    $  12,210     $   4,670
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ...........................................        6,881         4,646
      Extraordinary loss on early extinguishment of debt ......................        2,859         1,370
      Gain on sale of trademarks and other product rights .....................      (10,328)         --
      Dividend receivable from Elcat, Inc. ....................................         (392)         (492)
      Other, net ..............................................................          (32)          902
      Changes in operating assets and liabilities:
        Increase in accounts receivable .......................................      (12,696)       (6,313)
        Increase in inventories ...............................................       (6,088)       (5,069)
        Decrease in prepaid expenses ..........................................          675           368
        Decrease in refundable and deferred income taxes ......................         --           2,386
        Increase (decrease) in accounts payable and accrued liabilities .......        9,089        (2,936)
                                                                                   ---------     ---------
           Net cash provided by (used in) operating activities ................        2,178          (468)
                                                                                   ---------     ---------

INVESTING ACTIVITIES:

      Purchases of property, plant and equipment ..............................       (4,157)       (1,557)
      Proceeds from notes receivable ..........................................         --             190
      Purchase of trademarks and other product rights .........................     (164,866)      (22,718)
      Proceeds from sale of trademarks and other product rights ...............       11,750          --
      Other, net ..............................................................         (977)         (592)
                                                                                   ---------     ---------
           Net cash used in investing activities ..............................     (158,250)      (24,677)
                                                                                   ---------     ---------

FINANCING ACTIVITIES:

      Repayment of long-term debt .............................................     (107,065)      (74,319)
      Proceeds from long-term debt borrowings .................................      262,365        87,500
      Payment to terminate interest rate swaps ................................         --            (384)
      Proceeds from exercise of stock options and warrants ....................        3,208           705
      Debt issuance costs .....................................................       (7,873)       (1,587)
      Increase (decrease) in payable to bank ..................................        2,137          (294)
                                                                                   ---------     ---------
           Net cash provided by financing activities ..........................      152,772        11,621
                                                                                   ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND ...................................
  CASH EQUIVALENTS ............................................................          (26)          (26)
                                                                                   ---------     ---------

CASH AND CASH EQUIVALENTS:
      Decrease for the period .................................................       (3,326)      (13,550)
      At beginning of period ..................................................        4,858        16,039
                                                                                   ---------     ---------
      At end of period ........................................................    $   1,532     $   2,489
                                                                                   ---------     ---------
                                                                                   ---------     ---------
PAYMENTS FOR:

      Interest ................................................................    $  12,849     $  13,916
      Taxes ...................................................................    $     448     $     161

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
      Issuance of 300,000 shares of common stock at $13.50 per share
        to fund portion of SunSource acquisition...............................    $    --       $   4,050
      Additions to trademarks and other product rights by assumption
        of certain liabilities.................................................    $   8,000     $   3,750


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

4. Certain amounts in the prior year's financial information have been reclassified to conform to the current period presentation.

5. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

6. Inventories consisted of the following at August 31, 1998 and November 30, 1997:


                                                            August 31,   November 30,
                                                               1998         1997
                                                            -----------  ------------
Raw materials and work in process ......................    $ 12,006     $  9,107
Finished goods .........................................       9,824        7,850
Excess of current cost over LIFO
  values ...............................................      (2,464)      (2,464)
                                                            --------     --------
     Total inventories .................................    $ 19,366     $ 14,493
                                                            --------     --------
                                                            --------     --------


5. Accrued liabilities consisted of the following at August 31, 1998 and November 30, 1997:


                                                            August 31,  November 30,
                                                               1998        1997
                                                            ----------  ------------
Income and other taxes .................................    $ 7,365    $      -
Salaries, wages and commissions ........................      2,032      1,696
Advertising and promotion ..............................     11,764      2,840
Interest ...............................................      9,632      4,119
Product acquisitions and divestitures ..................      2,671      1,489
Other ..................................................      4,406      3,452
                                                            -------    -------
      Total accrued liabilities ........................    $37,870    $13,596
                                                            -------    -------
                                                            -------    ------


6. Effective December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per share". This new standard requires dual presentation of basic and diluted earnings per share
     (EPS) on the face of the income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The earnings per share for the three and nine months ended August 31, 1997 have been restated to conform to FAS 128.

 7. On March 24, 1998, the Company acquired the BAN line of deodorant and antiperspirant products from Bristol-Myers Squibb Company for a purchase price of $167,718. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

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

     Pursuant to a Registration Rights Agreement between the Company and the Initial Purchaser, the Company filed with the Securities and Exchange Commission on May 26, 1998 a Registration Statement on Form S-4, which became effective on June 8, 1998, with respect to its Series B Notes that are identical in all material respects to the original Notes. The Company offered the holders of the original Notes the opportunity to exchange their Notes for a like amount of Series B Notes on or before July 23, 1998.

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

General

On March 24, 1998, the Company acquired the BAN line of deodorant and antiperspirant products from Bristol-Myers Squibb Company for a purchase price of $167,718. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

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

On May 12, 1998, the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750, plus inventories and the assumption of certain liabilities. The Company sold, for a gain of $10,328 , CORNSILK trademarks, formulae, technical information, inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. The Company used the net proceeds from the sale to reduce bank indebtedness.

For the third quarter of fiscal 1998, net sales increased 73.7% to $67,600 from $38,909 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 77.7% to $14,765 for 1998 from $8,308 in 1997. Net income before extraordinary loss for the 1998 period was $ 4,391, or $ .45 per share, as compared to $2,847, or $.31 per share, for the comparable 1997 period, an increase of 45.2%. Net income was $3,433 for the 1998 period, or $.35 per share, compared to $1,477, or $.16 per share, for the comparable period of 1997. The increase in earnings per share was achieved despite the weighted average number of shares increasing 6.7% from 1997 to 1998.

During the third quarter of fiscal 1998 the Company experienced an extraordinary loss, net of taxes, of $958, or $.10 per share, on the early extinguishment of $8,750 of its 12 3/4% Senior Subordinated Notes due 2004.

For the first nine months of fiscal 1998, net sales were $161,066 compared to $106,033 for the same period of 1997, a 51.9% increase. Income from operations for the 1998 period was $32,413 versus $19,857 in the comparable 1997 period, a 63.2% increase. Net income before extraordinary loss for the first nine months of fiscal 1998 was $15,069 (including the gain from the sale of the CORNSILK brand), or $1.58 per share, and $8,666, or $.91 per share, excluding the CORNSILK gain, while in the fiscal 1997 corresponding period net income was $6,040, or $.67 per share. The increase in net income before extraordinary loss and excluding the CORNSILK gain period to period was 43.5%. The calculation of earnings per share for the first nine months of fiscal 1998 was also impacted by a 5.3% increase in the weighted average number of outstanding shares of the Company's common stock for the period ended August 31, 1998.

During the nine months ended August 31, 1998, the Company recorded an extraordinary loss, net of taxes, of $2,859, or $.30 per share, on the early extinguishment of bank debt and $17,349 of its 12 3/4% Senior Subordinated Notes due 2004.

The strong growth in sales, profitability and earnings per share for the third quarter and nine months of fiscal 1998 was driven primarily by the BAN, SUNSOURCE and GOLD BOND brands.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high operating income. As growth rates of mature brands stabilize, sales increases will become more dependent on acquisitions and the development of successful line extensions or new products under existing brand names.

Strategically, the Company continually evaluates its products as part of its growth strategy and in instances where the Company's objectives are not realized, will dispose of the brands and redeploy the assets to products with greater growth potential or to reduce indebtedness.

Results of Operations

The following table sets forth, for net income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                                                FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                  ENDED AUGUST 31,         ENDED AUGUST 31,
                                                                1998          1997       1998           1997
                                                                -------      -------     --------     --------

NET SALES .................................................       100.0%      100.0%      100.0%      100.0%
                                                                ---------   ---------    ---------   ---------
COSTS AND EXPENSES:
  Cost of sales ...........................................        28.7        25.9        27.9        27.7
  Advertising and promotion ...............................        38.6        38.5        40.0        38.5
  Selling, general and administrative .....................        10.9        14.2        12.0        15.1
                                                                ---------   ---------    ---------   ---------
    Total costs and expenses ..............................        78.2        78.6        79.9        81.3
                                                                ---------   ---------    ---------   ---------
INCOME FROM OPERATIONS ....................................        21.8        21.4        20.1        18.7
                                                                ---------   ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense ........................................       (11.4)      (10.8)      (11.9)      (11.2)
  Investment and other income .............................          .1          .8          .3         1.3
  Gain on product divestiture .............................         (.1)         --         6.4          -
                                                                ---------   ---------    ---------   ---------
     Total other income (expense) .........................       (11.4)      (10.0)       (5.2)       (9.9)
                                                                ---------   ---------    ---------   ---------

INCOME BEFORE INCOME TAXES ................................        10.4        11.4        14.9         8.8
PROVISION FOR INCOME TAXES ................................         3.9         4.1         5.6         3.1
                                                                ---------   ---------    ---------   ---------

NET INCOME BEFORE EXTRAORDINARY
  LOSS ....................................................         6.5%        7.3%        9.3%        5.7%
                                                                ---------   ---------    ---------   ---------
                                                                ---------   ---------    ---------   ---------

Comparison of Three Months Ended August 31, 1998 and 1997

Net sales for the three months ended August 31, 1998 increased $28,691, or 73.7%, to $67,600 from $38,909 for the same period of 1997. This increase in net sales was attributable to a $26,614, or 75.8%, increase in domestic consumer products sales to $61,719 from $35,105 last year and an increase of $2,077, or 54.6%, in international consumer products sales to $5,881 from $3,804.

The increase in net sales in the 1998 period over the corresponding 1997 period for domestic consumer products was due primarily to the acquisitions of the BAN and SUNSOURCE product lines and the introduction of GOLD BOND Lotion in the third quarter of fiscal 1998. BAN was purchased on March 24, 1998, while the SUNSOURCE line was acquired on June 26, 1997. Sales increases were also realized for the PAMPRIN, FLEXALL and SUN-IN brands, principally as a result of increased advertising and promotional expenditures. Decreases in sales from the corresponding 1997 period were recognized for NORWICH Aspirin and CORNSILK, the latter of which was sold during the second quarter of fiscal 1998. The sales decline of the NORWICH Aspirin brand reflects the maturation of this product line, increased competition in its respective category and markets and reduced marketing support. All sales variances were principally due to volume changes.

International consumer product sales for the 1998 period increased $359, or 29.3%, for the Company's Canadian subsidiary and $984, or 42.6%, for the United Kingdom subsidiary. U.S. export sales increased $734, or 269.8%, over the prior year period. Sales increases were realized for the SUN-IN, GOLD BOND and BAN brands in Canada, while the remainder of the product lines sold in that country showed modest declines. Sales of all of the brands sold by the United Kingdom operation recorded increases, except for the CORNSILK product line, rights to which the Company retained in the U.K. The principal increase in U.S. export sales was associated with the BAN product line. All sales variances were largely the result of changes in volume.

Cost of sales as a percentage of net sales increased to 28.7% for the 1998 quarter from 25.9% for the same prior year period. This increase was essentially due to a shift in product mix of sales of domestic consumer products to lower margin brands, principally the BAN and GOLD BOND Lotion products.

Advertising and promotion expenses increased $11,109, or 74.2%, in the 1998 period and were 38.6% and 38.5% of net sales for the 1998 and 1997 quarters, respectively. This increase in the 1998 period was primarily associated with the SUNSOURCE, BAN and GOLD BOND product lines. Increased spending compared to the same period of 1997 was also realized for PAMPRIN, BULLFROG, MUDD and BENZODENT.

Selling, general and administrative expenses increased $1,844, or 33.4%, in the 1998 period but declined as a percentage of net sales to 10.9% compared to 14.2% for the prior year period. The increase was primarily due to increases in direct selling expenses, resulting from increased sales, bad debts and research and development expense.

Interest expense increased $3,515, or 83.6%, in the 1998 period, reflecting primarily the additional debt incurred in connection with the BAN product acquisition.

Income before extraordinary loss increased by $1,544, or 54.2%, in the 1998 period. The net increase resulted primarily from increased sales, offset in part by increased advertising and promotion expenditures, selling, general and administrative expenses, interest expense and income taxes.

Comparison of Nine Months Ended August 31, 1998 and 1997

Net sales for the nine months ended August 31, 1998 increased $55,033, or 51.9%, to $161,066 from $106,033 for the same period last year. The increase in net sales was associated with a $52,161, or 54.7%, increase in domestic consumer product sales to $147,482 from $95,321 last year and an increase of $2,872, or 26.8%, in international consumer products sales to $13,584 from $10,712.

The net sales increase over the prior year period for domestic consumer products was due primarily to the acquisitions of the BAN and SUNSOURCE product lines and the introduction of GOLD BOND Lotion in the third quarter of fiscal 1998. BAN was purchased on March 24, 1998 while the SUNSOURCE brand was acquired during the third quarter of fiscal 1997. Strong sales increases were also realized for the PAMPRIN, SUN-IN and BULLFROG product lines, largely as a result of increased advertising and promotion expenditures. Decreases in sales from the corresponding 1997 period were recorded for the FLEXALL, ICY HOT, PREMSYN PMS, NORWICH Aspirin, MUDD, PHISODERM and CORNSILK brands. The decline in sales of the ICY HOT brand in 1998 reflects the introduction of the Arthritis Therapy Gel line extension in the first quarter of 1997 in which sales of this product were unusually high. The CORNSILK brand was sold on May 12, 1998. The sales decreases for the remainder of the brands listed above reflect the maturation of these product lines, increased competition in their respective categories and markets and, in most cases, reduced marketing support. All sales variances were primarily due to volume changes.

International consumer product sales for the 1998 period increased $146, or 4.1%, for the Canadian operation and $1,856, or 29.7%, for the United Kingdom business. U.S. export sales increased $870, or 99.8%, over the prior period, largely as a result of BAN brand sales being reflected solely in the current period. BAN product sales in Canada accounted for all of the sales increase in that country, while sales of all of the product lines sold by the United Kingdom operation increased in the 1998 period. All sales variances were largely the result of changes in volume.

Cost of sales as a percentage of net sales increased to 27.9% for the 1998 period from 27.7% for the prior year's first nine months. The marginal increase reflects the effect of the lower margin on BAN and GOLD BOND Lotion products' sales in the 1998 period.

Advertising and promotion expenses increased $23,622, or 57.8%, in the 1998 period and were 40.0% of net sales compared to 38.5% in the corresponding 1997 period. This increase in the 1998 period was primarily associated with the SUNSOURCE, BAN and GOLD BOND brands. Increased spending was also realized for PAMPRIN, BULLFROG and BENZODENT.

Selling, general and administrative expenses increased $3,320, or 20.8%, in the 1998 period but were reduced to 12.0% of net sales compared to 15.1% in the corresponding 1997 period. The increase was primarily due to increases in direct selling expenses, as a result of increased sales, corporate service departments expenses and special transitional service fees relating to the BAN brand acquisition.

Interest expense increased $7,394, or 62.5%, in the 1998 period, reflecting primarily the additional debt incurred for the SUNSOURCE and BAN product acquisitions in fiscals 1997 and 1998, respectively.

A gain of $10,328 on the sale of the CORNSILK brand was recognized in the 1998 period.

Income before extraordinary loss increased by $9,029, or 149.5%, in the current period. The net increase resulted primarily from the gain on the CORNSILK product line sale and increased sales, offset in part by increased advertising and promotion expenditures, selling, general and administrative expenses, interest expense and income taxes.

Liquidity and Capital Resources

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, acquisitions, working capital, capital expenditures and servicing long-term debt.

Cash of $2,178 was provided by operations for the nine months ended August 31, 1998, whereas cash of $468 was used in operations for the corresponding period of fiscal 1997. The increase in cash flows from operations over the prior year period was primarily the result of changes in accounts receivable, inventories, accounts payable and accrued liabilities. The changes were due primarily to the BAN acquisition in the second quarter of fiscal 1998 and the SUNSOURCE acquisition in the third quarter of fiscal 1997.

Investing activities used cash of $158,250 and $24,677 in the nine months ended August 31, 1998 and 1997, respectively. The increase of $133,573 in the current period was largely the result of increased property, plant and equipment additions and the purchase of the BAN trademarks and other product rights, offset in part by the proceeds from the sale of the CORNSILK product line.

Financing activities provided cash of $152,772 and $11,621 in the nine months ended August 31, 1998 and 1997, respectively. The increase of $141,151 in the current period reflects the issuance of $200,000 of 8 7/8% Senior Subordinated Notes due 2008 and the refinancing of bank debt, the proceeds of both being used primarily to fund the purchase of the BAN brand. In addition, $17,349 of the 12 3/4% Senior Subordinated Notes due 2004 and $23,351 of bank loans were retired. The Company incurred an extraordinary loss, net of tax, of $2,859 as a result of the early retirement of debt.

The following table presents working capital data at August 31, 1998 and November 30, 1997 or for the respective periods then ended:

                                                                          August 31,       November 30,
                                   Item                                       1998             1997
                               ------------                             ----------------   ----------

     Working capital (current assets less current liabilities) .......     $ 10,296           $ 15,520
     Current ratio (current assets divided by current liabilities) ...         1.19               1.45
     Quick ratio (cash and cash equivalents and accounts
       receivable divided by current liabilities......................          .78                .96
     Average accounts receivable turnover.............................         5.88               5.92
     Average inventory turnover.......................................         3.16               3.17
     Working capital as a percentage of total assets..................         2.77%              8.68%


The decline in the current and quick ratios at August 31, 1998 as compared to November 30, 1997 resulted primarily from the increase in accrued liabilities associated with the BAN acquisition, i.e., interest, taxes and advertising and promotion expenses.

Total loans outstanding were $298,138 at August 31, 1998 compared to $142,394 as of November 30, 1997, an increase of $155,744 during the first nine months of 1998. The increase in the 1998 period reflects principally the additional borrowings required to fund the BAN brand acquisition on March 24, 1998. A revolving line of credit is available to the Company up to $30,000 or such lesser amount as is determined to be available under the terms of the Company's bank credit agreement. The availability of credit under the revolver is determined based on the Company's accounts receivable and inventories. As of August 31, 1998, the Company had $4,000 outstanding on its $30,000 working capital line of credit.

Management of the Company believes that the projected cash flows to be generated by operations, along with funds available from its bank credit facilities, will be sufficient to fund the Company's current commitments and proposed operations.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The following is a status report of the Company's efforts to date for fulfilling those compliance requirements:

The Company's State of Readiness

The Company is in the process of replacing its current information technology
(IT) systems which are approximately twenty years old; consequently, the new IT system will be year 2000 compliant. Accordingly, the year 2000 compliance requirements are considered only a portion of the Company's systems' replacement effort. This replacement is expected to be completed by December 1, 1999, the beginning of the Company's 2000 fiscal year.

Costs to Address Year 2000 Issues

The total cost of the software and implementation is estimated to be from $1,500 to $2,000. Approximately $831 had been expended on this system at August 31, 1998.

Risks of Year 2000 Issues

The Company is in the process of execution of its formal year 2000 compliance plan and expects to achieve implementation on or before December 1, 1999.

The Company has requested and has received from a majority of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements. All respondents indicate that they have knowledge of and are in the process of fulfilling these requirements. These companies are at various stages of completion of their compliance plans, but all expect to be in full year 2000 compliance by or before the end of their 1999 fiscal years.

In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

Contingency Plans

The Company is currently developing a "Worse Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency system will be activated by December 1, 1999. The cost of these temporary measures is estimated at $500.

The Company's current existing systems are fully capable (except for year 2000 date handling) of processing all present and future transactions of the business. Accordingly, no major efforts have been delayed or avoided which affect normal business operations as a result of the incomplete implementation of the year 2000 IT systems. These current systems will become the foundation of the Company's contingency system.

Foreign Operations

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52. "Foreign Currency Translation." For the nine months ended August 31, 1998 and 1997, these subsidiaries accounted for 7% and 9% of total revenues, respectively, and 2% and 4% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in the U.K. and Canada or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $83 and of $47 for the nine months ended August 31, 1998 and 1997, respectively, resulted from foreign currency transactions.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward looking statements that are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under bank loan agreements and indentures; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  (1) Statement regarding computation of per share earnings
                      (Exhibit 11).

                  (2) Financial data schedule (Exhibit 27).

         (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended August 31, 1998.

                                  CHATTEM, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHATTEM, INC.
                                                    (Registrant)



Dated:       October 15, 1998                        \s\ A. Alexander Taylor II
        -------------------------                    --------------------------
                                                     A. Alexander Taylor II,
                                                     President and Director
                                                     (Chief Operating Officer)

                                                     \s\ Stephen M. Powell
                                                     --------------------------
                                                      Stephen M. Powell
                                                     (Chief Accounting Officer)