Form 10-K
period 1998-11-30
CHATTEM INC
filed 1999-03-01
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998
                          COMMISSION FILE NUMBER 0-5905

                                  CHATTEM, INC.
                             A TENNESSEE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange On
         Title of Each Class                              Which Registered
         --------------------                             ----------------
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

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K WILL BE CONTAINED IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K.

AS OF FEBRUARY 26, 1999 THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $261,715,366
AS OF FEBRUARY 26, 1999 9,760,371 COMMON SHARES WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 1998 (THE "1998 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II, AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 8, 1999 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Chattem, Inc. (the "Company") is a leading marketer and manufacturer of a variety of branded consumer products, including over-the-counter ("OTC") healthcare and toiletries and skin care products. Our high-quality branded products target niche market segments and are among the market leaders in their respective categories. Through creative and cost effective marketing techniques, we support these brands on a national level across all major distribution channels, including food, drug and mass merchandisers.

            Our portfolio of branded products includes:

                  o OTC health care products, including the GOLD BOND line of medicated powder, cream and lotion products; topical analgesics such as FLEXALL and ICY HOT; menstrual internal analgesics including PAMPRIN; dietary supplements under the SUNSOURCE label, including GARLIQUE, HARMONEX and REJUVEX; and other branded OTC health care products;

                  o Toiletries and skin care products, including BAN antiperspirants and deodorants, PHISODERM skin cleansers and BULLFROG sunblock.

Several of these brands have the number one market share in their categories, including GOLD BOND (medicated powders), BAN (roll-on antiperspirant/deodorant) and GARLIQUE (garlic extracts).

The Company conducts a portion of its business through four wholly owned subsidiaries. One subsidiary owns or licenses substantially all of the trademarks and intangibles associated with its domestic consumer products business and licenses the Company's use thereof. Certain foreign sales operations are conducted through Canadian and United Kingdom subsidiaries. Product liability insurance is provided by a captive insurance subsidiary incorporated in Bermuda and other third party insurers.

For purposes of this report, the "Company" or "we" refers to Chattem, Inc. and its wholly-owned subsidiaries. Trademarks of the Company appear in this report in all capitalized letters.

DEVELOPMENTS DURING FISCAL 1998

On March 24, 1998, the Company acquired the BAN line of antiperspirant and deodorant products from Bristol-Myers Squibb Company for a purchase price of $165,000,000 and assumed liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant/deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

Also on March 24, 1998, the Company issued $200,000,000 of 8 7/8% Senior Subordinated Notes due 2008 (the "Notes") and entered into an amended and restated senior secured bank credit agreement. The proceeds of the Notes offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

On May 12, 1998, the Company sold the CORNSILK oil control makeup brand for $10,750,000, plus inventories and the assumption of certain liabilities. The Company sold, at a gain of $9,548,000, CORNSILK trademarks, formulae, technical information, inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. The Company used the net proceeds from the sale to reduce bank indebtedness.

On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a senior credit facility.

On December 21, 1998, the Company also announced, the filing of a shelf registration with the Securities and Exchange Commission for $250,000,000 of debt and equity securities. This shelf filing will allow the Company to access the capital markets on a more immediate basis to fund internal growth and acquisitions and strengthen its balance sheet.

The Company will continue to seek increases in sales through a combination of acquisitions and internal growth while maintaining high levels of operating income. As previously high growth brands mature, sales increases will become more dependent on acquisitions and the development of successful line extensions. During the year ended November 30, 1998, new additions to the GOLD BOND (Medicated Lotion), BULLFROG (for Babies and SUPERBLOCK SPF45), HERPECIN-L (jar lip balm) and SUNSOURCE (HARMONEX) product lines were introduced.

GROWTH STRATEGY

The Company seeks to expand its business through:

ACQUISITION OF ESTABLISHED BRANDS. Brand acquisitions afford the Company the opportunity to leverage its advertising and promotional capabilities and utilize existing distribution channels to attain incremental sales increases accompanied by higher operating margins. The Company focuses its acquisition efforts on niche markets in the consumer products sector, where it is able to gain a significant market position. As many of the Company's competitors rationalize their product lines or businesses, we anticipate an increase in the number and size of attractive brand acquisition opportunities.

Three recent examples of the execution of this strategy are the Company's acquisitions of:

BAN in March 1998. BAN, introduced in 1955, is a leading antiperspirant/deodorant brand with the number one U.S. market share in the roll-on brand segment. The Company believes that BAN represents a major growth opportunity and two new line extensions and new packaging are planned for introduction in fiscal 1999.

The SUNSOURCE line of dietary supplements in June 1997. Certain of the SUNSOURCE products are leaders in small to medium sized markets that have an older and growing demographic profile. In addition, the dietary supplements market is a media driven business that is compatible with the Company's marketing and distribution capabilities. The Company believes that growth of the SUNSOURCE brands can be achieved through the utilization of television and radio advertising, new product introductions and improved distribution.

GOLD BOND in April 1996. GOLD BOND is the leading medicated powder with a rapidly growing presence in the anti-itch cream and lotion markets. Annual sales of GOLD BOND have increased by more than 20% since the time of the acquisition, while operating margins have increased during the same period.

EXPANSION OF EXISTING PRODUCT LINES. The Company seeks to increase its market share for its existing brands by focusing on increased market penetration and brand awareness and introducing product line extensions. Product line extensions allow the Company to maximize the value of the base brand through an increased market presence and new market entry. Recent examples of product line extensions include ICY HOT Arthritis Therapy Gel; GOLD BOND Medicated Foot Powder, GOLD BOND Cornstarch Plus Medicated Baby Powder and GOLD BOND Medicated Lotion; and HARMONEX from SUNSOURCE.

DEVELOPMENT OF BRANDS WITH UNREALIZED POTENTIAL. The Company seeks to acquire brands with unrealized potential that have been under-marketed by larger firms or have achieved success in limited geographic regions. The Company uses its marketing ability, sales force and manufacturing capabilities to build on the unrealized potential of the brand. BULLFROG and FLEXALL each had only regional market presence when acquired by the Company. Both of these brands have achieved significant sales growth following their acquisition by the Company

PRODUCTS

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders in their respective categories. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs. The Company competes in the following product categories: OTC health care and toiletries and skin care. The Company manufactures products accounting for approximately half of its sales volume at its facility in Chattanooga, Tennessee, with the BAN, GOLD BOND powders, the SUNSOURCE brands and NORWICH Aspirin, being manufactured by contract manufacturers.

The Company's product brands are:

                               OTC HEALTH CARE

                  GOLD BOND- medicated powders, lotion and anti-itch cream FLEXALL - topical analgesic
                  ICY HOT- topical analgesic
                  PAMPRIN - menstrual internal analgesic
                  PREMSYN PMS - premenstrual internal analgesic
                  BENZODENT - topical oral analgesic
                  NORWICH Aspirin - internal analgesic
                  HERPECIN-L - cold sore and fever blister balm
                  GARLIQUE - garlic extract
                  REJUVEX - menopausal supplement
                  HARMONEX - emotional and physical well being PROPALMEX - prostate health
                  MELATONEX - sleep aid
                  ECHINEX - resistance to infections

                           TOILETRIES AND SKIN CARE

                  BAN - antiperspirants and deodorants
                  BULLFROG - sunscreen and sunblock
                  PHISODERM - facial and hand cleanser
                  ULTRASWIM - chlorine removing shampoo
                  SUN-IN - spray-on hair lightener
                  MUDD - facial mask and cleanser

The following table sets forth the Company's net sales attributable to domestic and international OTC health care, toiletries and skin care, other products and total consumer products during the past three fiscal years:

                                                     Fiscal Year Ended November 30,
                                  ------------------------------------------------------------------
                                          1998                    1997                   1996
                                  --------------------    --------------------    ------------------
                                  Sales     Percentage    Sales     Percentage    Sales   Percentage
                                  -----     ----------    -----     ----------    -----   ----------
                                                                 $(000)
Domestic:
   OTC Health Care ...........   $114,060      51.8%     $ 92,223      64.4%     $ 67,214      56.5%
   Toiletries and Skin Care ..     84,850      38.6        33,887      23.7        36,232      30.5
International:
   OTC Health Care ...........      5,863       2.7         3,053       2.1         2,255       1.9
   Toiletries and Skin Care ..     14,390       6.5        12,154       8.5        12,204      10.3
Other Products ...............        901        .4         1,918       1.3           998        .8
                                 --------     -----      --------     -----      --------     -----
     Total Consumer
        Products .............   $220,064     100.0%     $143,235     100.0%     $118,903     100.0%
                                 ========     =====      ========     =====      ========     =====

OTC HEALTH CARE

The Company markets a diversified portfolio of brand name OTC health care products, many of which are among the market leaders in the U.S. in their respective categories.

The GOLD BOND brand, which is approximately 100 years old, competes in the adult and baby medicated powder, therapeutic lotion and anti-inch cream markets. GOLD BOND is the leading brand in the medicated powder market and has a rapidly growing presence in the anti-itch cream market. GOLD BOND medicated lotion was introduced in the last quarter of fiscal 1998. The product line is heavily supported by national television and radio advertising, as well as consumer promotions. The Company believes GOLD BOND represents a major growth opportunity and is currently considering various additional line extensions including GOLD BOND Ointment, which will be introduced in fiscal 1999.

FLEXALL is an aloe-vera based topical analgesic used primarily by arthritic sufferers to alleviate pain and irritation in joints and secondarily by sufferers from muscle strain. The Company believes that the advancing age of the U.S. population and the emphasis on fitness and physical activity will increase the overall market size of the topical analgesic market. The Company supports the brand with a marketing program that utilizes extensive television advertising. In fiscal 1999, FLEXALL QUIK GEL will be introduced as well as a new advertising campaign for the FLEXALL brand featuring former NFL star Joe Montana.

ICY HOT provides the Company with a second entry into the topical analgesic market segment. ICY HOT is an extra strength dual action product. The Company supports this brand with national advertising and strong promotional programs.

In the menstrual analgesic segment, the Company markets PAMPRIN, a combination drug specifically designed for relief of menstrual symptoms, and PREMSYN PMS, a product formulated to relieve mild to moderate symptoms of premenstrual syndrome. PAMPRIN and PREMSYN PMS are together the number one selling premenstrual internal analgesic, based on units sold, on the market today.

BENZODENT is a dental analgesic cream in an adhesive base for use as an oral topical analgesic for pain related to dentures. In 1994 the Company acquired BENZODENT and principally supports the brand by providing samples to consumers when they are initially fitted for dentures.

NORWICH is a pharmaceutical-quality aspirin-based analgesic which complements the Company's other OTC pharmaceuticals by offering consumers another choice in the analgesic market segment. The Company positions the brand as a reasonably priced alternative between private label generic aspirin and high-priced, heavily-advertised brands.

In the lip care category, the unique formula of HERPECIN-L treats and protects cold sores by moisturizing lips to help prevent cracking, reduce soreness and promote healing. Also, HERPECIN-L contains an SPF 36 sunblock to help protect lips from the harmful sun rays. In fiscal 1998 HERPECIN-L lip balm was introduced in a jar container. The Company supports the brand with radio advertising as well as consumer promotions designed to generate trial during the peak winter and summer cold sore seasons.

GARLIQUE garlic tablets support cardiovascular health. The tablets are uniquely positioned in the marketplace as a "one per day" high potency garlic supplement. Most major GARLIQUE competitors require multiple daily dosages. Consumers have a strong and growing interest in this odorless, drug-free, all natural approach to maintaining normal cholesterol levels. GARLIQUE entered the market in 1992 and is the number one selling domestic garlic extract product.

REJUVEX is a dietary supplement for women in the pre- and post-menopausal age group. REJUVEX helps women during a phase of life that is often fraught with numerous discomforts. Additionally, REJUVEX, high in magnesium, helps promote strong healthy bones in a population that is at risk for development of osteoporosis.

HARMONEX is a combination of St. John's Wort, proven to help emotional balance, and Siberian ginseng, an herb providing a boost to physical well being. In clinical trials, the scientifically standardized St. John's Wort extract used in HARMONEX helped maintain a healthy emotional balance in study subjects.

PROPALMEX is an herbal supplement for men over 40. PROPALMEX supports prostate health and promotes free urinary flow. As men age, natural changes in hormone balance result in conditions which tend to cause a swelling of the prostate. This benign condition plagues most men past middle age and PROPALMEX is the all natural, drug-free approach to maintenance of a healthy prostate.

MELATONEX is formulated to support a natural sleep cycle by supplementing the body's production of melatonin, a hormone necessary for a good night's sleep. As we age, we produce less melatonin, tend to sleep less and have more difficulty falling asleep and staying asleep. MELATONEX is a scored, time-release tablet offering dosage control to users.

ECHINEX is a standardized herbal complex of echinacea, ginger and Siberian ginseng. This effective combination supports our natural resistance against infection. ECHINEX is a seasonal product that provides adults with added protection during times of high risk for cold and flu.

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

TOILETRIES AND SKIN CARE

The Company also markets a portfolio of brand name toiletries and skin care products, many of which are among the market leaders in the U.S. in their respective categories.

BAN antiperspirant and deodorant products provide advanced protection from odor and wetness. Originally introduced in 1955, BAN is the number one roll-on brand in the U.S. The proven maximum strength protection of BAN is available in five advanced forms - Original Roll-On, Clear Roll-On, Solid Stick, Clear Stick, and the revolutionary Clear Soft Solid. The product line is supported with significant national television and radio advertising. In addition, business building consumer promotions are planned for 1999 as the antiperspirant and deodorant category is highly responsove to promotion. The Company believes that BAN represents a major growth opportunity and two exciting new line extensions and new packaging are planned for introduction in the 1999 fiscal year.

BULLFROG is positioned as a line of highly efficacious sunblock products in a unique, long-lasting, water-durable formula. The Company believes that the BULLFROG brand should continue to benefit from an increasing brand awareness, broader product offerings and increased consumer advertising, promotion and sampling programs. BULLFROG for Babies and SUPERBLOCK SPF 45 were added to the BULLFROG line in fiscal 1998. BULLFROG MAGICBLOCK, a disappearing color sun block, will be introduced in fiscal 1999.

PHISODERM is a line of facial cleansers consisting of several formulas of liquid cleansers, including one for infants, and a bar soap. In fiscal 1998 PHISODERM was repositioned as "The Daily Prescription for Healthy Skin" which expanded its consumer audience and resulted in steady brand growth. The problem skin positioning, communicated through strong radio advertising, sets the stage for further line extensions, increased advertising support and continued sales momentum. PHISODERM Acne will be introduced during fiscal 1999.

ULTRASWIM is a leading line of chlorine removing shampoos, conditioners and soaps. ULTRASWIM has a unique formula that the Company believes makes it superior to formulations of other products in removing chlorine. The Company supports this brand through targeted print and consumer promotions, including event sponsorships and sampling.

SUN-IN is a leading product line in the spray-on hair lightener market. The target customers within this market segment are light-haired men and women between the ages of 12 and 24. The Company supports SUN-IN's position as a market leader through recent improvements in the formula and package, seasonal advertising to teens and consumer promotions in retail stores.

MUDD is a line of clay-based products which provide deep cleansing of the face for healthier, cleaner skin. Target customers for MUDD are women between the ages of 18 and 49. The MUDD line is a market leader in the masque category with four top selling varieties. The Company anticipates expansion of the brand through line extensions, sampling and radio advertising. MUDD Sauna Masque, a self-heating facial mask, will be introduced during fiscal 1999.

INTERNATIONAL

Certain of the Company's products are sold in foreign countries. The international business is concentrated in Canada, Europe and Central and South America.

Sales in Canada and Europe are conducted by subsidiary companies located and locally staffed in Canada and the United Kingdom, respectively. General export sales are handled by the Company from its offices in Chattanooga. Most of the products sold in international markets are manufactured by the Company at its Chattanooga and United Kingdom facilities and are packaged by subsidiary companies in small facilities in Canada and the United Kingdom with the assistance, from time to time, of outside contract packagers.

The BAN, GOLD BOND, FLEXALL, PAMPRIN, BULLFROG, PHISODERM, ULTRASWIM, SUN-IN and MUDD brands are sold in Canada. Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and cosmetic products. The Company's hair lightener is sold on the continent under the SPRAY BLOND trademark and in the United Kingdom as SUN-IN. MUDD, CORNSILK and ULTRASWIM are the other products sold by the Company's U.K. subsidiary in Europe.

The Company's export division services various distributors primarily located in Central and South America and the Caribbean. The Company sells various products into these markets including BAN, GOLD BOND, ICY HOT and PHISODERM.

MANUFACTURING AND QUALITY CONTROL

The Company manufactures approximately half of the sales volume of its products at its Chattanooga plant. BAN, GOLD BOND powders, the SUNSOURCE brands and NORWICH Aspirin are manufactured by third party contract manufacturers. With the addition of a newly purchased facility and through third party manufacturers the Company has adequate capacity to meet anticipated demand for its products. New products with formulations and packaging that are consistent with currently manufactured products can generally be manufactured with the adaptation of existing equipment and facilities, the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2, in this report.

Third party manufacturers produce certain products including GOLD BOND powders and the SUNSOURCE line. Additionally, the Company entered into a manufacturing agreement with Bristol-Myers Squibb Company ("BMS"), whereby
BMS manufactures BAN until March 2001. In most cases, other than with BAN, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of brands upon little or no advance notice. In each case, the Company believes that it could find other contract manufacturers quickly if any of its current contractors cease to perform adequately. However, if this occurs and the Company cannot find other contract manufacturers, the Company may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in the Company's ability to fill orders. This could adversely affect the Company's business.

To monitor the quality of its products, the Company maintains an internal quality control system supported by an on-site microbiology laboratory. The Company's quality control inspectors who regularly test its products and processes and shepherd the products through the manufacturing cycle. Outside consultants also are employed from time to time to monitor product development and the effectiveness of the Company's operations.

The Company has not experienced any material adverse effect on its business as a result of shortages of energy, raw materials or packaging materials used in the manufacture of its products. Certain of the Company's products contain specialized ingredients that are obtained from international and domestic third party suppliers. An unexpected interruption or a shortage in supply could adversely affect the Company's business derived from these products. The Company may not be able to raise prices quickly enough to immediately offset the effects of any increase in the costs of these specialized ingredients or fill customer orders in the event of a supply shortage. At present, the Company does not foresee any significant problems in obtaining its ingredients requirements at reasonable prices, but an unexpected interruption of a shortage in supply could adversely affect its business in the future.

PRODUCT DEVELOPMENT

The Company's product development expenditures were $1,369,000, $1,207,000 and $1,117,000 in the fiscal years ended November 30, 1998, 1997 and 1996, respectively. No material customer-sponsored product development activities were undertaken during these periods. The Company expects product development expenditures to increase in fiscal 1999 due to recent acquisitions.

The product development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of the Company's overall strategy.

DISTRIBUTION

The Company's domestic products are sold primarily through food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada and the Company's own sales force in the United Kingdom and by exclusive distributors in Western Europe and Central and South America.

Wal-Mart Stores, Inc. accounts for more that 10% of the sales of the Company's consolidated net sales. No other customer accounts for more that 10% of consolidated net sales. Boots Plc, a U.K. retailer, accounts for more than 10% of the international consumer products segment's sales.

The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscals 1998, 1997 and 1996 largely as a result of product acquisitions and line extensions in those years. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.

MARKETING

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 39.3%, 39.2% and 38.3%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1998, 1997 and 1996.

The Company's marketing objective is to develop and execute professionaly designed, creative and cost-effective advertising and promotional programs. The manner in which the Company executes promotional programs and purchases advertising time creates more flexibility in terms of adjusting spending levels. The Company believes that balancing advertising, trade promotion and consumer promotion expenditures on a cost effective basis is essential to its ability to compete successfully.

The Company develops for each of its major brands advertising strategies and executions that sell the product by focusing on the particular strengths and market position of the product. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies. New product launches are supported with a substantial level of advertising and promotional spending. The Company occasionally uses celebrity endorsements to increase awareness of our products, such as Larry King's endorsement of GARLIQUE and HARMONEX. The Company recently reached an agreement with Joe Montana for an advertising campaign in support of FLEXALL, which began in December 1998. Where appropriate, the Company uses radio advertising and 15-second television advertisements. In its advertisements, the Company has successfully used personal testimonials from individuals attesting to the effectiveness of our products.

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

SEASONALITY

During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of domestic seasonal and international consumer products and the relative absence of promotional campaigns during this quarter. As a result of the Company's acquisitions of BAN, seasonality should not be as pronounced as in years past; however, because of seasonal products, net sales and profit during the first quarter will continue to trail the other fiscal quarters.

COMPETITION

The Company competes in the OTC health care and toiletries and skin care markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, price, brand loyalty and consumer acceptance. Our competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly more competitive in certain of the Company's product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

TRADEMARKS AND PATENTS

Our trademarks are of material importance to our business and are among our most important assets. In fiscal year 1998, substantially all of our net sales were from products bearing proprietary brands names, including BAN, GOLD BOND, FLEXALL, ICY HOT, PAMPRIN, GARLIQUE, PHISODERM and BULLFROG. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly BAN and GOLD BOND.

Our principal brand names are registered in the United States and certain foreign countries. However, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.

Through our subsidiary, Signal Investment & Management Co., we maintain and have applied for patent, trademark and copyright protection in the United States relating to certain of our existing and proposed products and processes. We cannot assure you that we will be able to successfully protect our intellectual property, and the loss of our intellectual property protection could adversely affect our business. Additionally, we license certain intellectual property from third parties, and we cannot assure you that these third parties can successfully maintain their intellectual property rights. The sales of certain of our products rely on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that we will be successful in maintaining these licensing agreements. If we lose the right to use these licenses, our business could be adversely affected.

The Company also owns patents related to the ICY HOT stick topical analgesics, which expires in 2007, and numerous patents related to the BAN antiperspirant and deodorant products. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.

GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including:

            o     the United States Food and Drug Administration ("FDA");
            o     the Federal Trade Commission ("FTC");
            o     the Consumer Product Safety Commission;
            o     the United States Department of Agriculture;
            o     the United States Postal Service;
            o     the United States Environmental Protection Agency ("EPA"); and
            o     the Occupational Safety and Health Administration ("OSHA").

These activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of OTC health care and toiletries and skin care products. The FDA regulations relating to the manufacturing process are known as current Good Manufacturing Practices ("GMP") and are different for drug and food products. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of OTC health care and toiletries and skin care products.

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

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug, and Cosmetic Act by defining dietary supplements, which include vitamins, mineral, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, trigger drug status.

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, and FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations no later than March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be make in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The Company anticipates that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods.

The FDA has finalized some if its regulations to implement DSHEA, including those relating to nutritional labeling requirements. The FDA also has under development additional regulations to implement DSHEA. Final labeling regulations require expanded or different labeling for our vitamin and nutritional products. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notifications procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacture of our products, including warning letters, product recalls and seizures, injunctions or criminal prosecution.

As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may have to make additional expenditures to comply with these orders or possibly stop selling certain products until we comply with these orders. As a result, our business could be adversely affected. In December 1998, the FDA conducted an audit of our manufacturing facility in Chattanooga, Tennessee. In connection with that audit, the FDA issued a report citing certain processes and procedures it requires us to change or improve. We have responded to the FDA's report and are in the process of complying with its requirements.

In 1994, the Nonprescription Drug Manufacturers Association initiated a large scale study in conjunction with the Yale University School of Medicine to investigate the increased risk, if any, of stroke in obese women using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). The Yale Study was designed in collaboration with the FDA. The results of the Yale Study are expected to be issued in mid- to late-1999.
If the Yale Study results indicate an increased likelihood of stroke among obese women using PPA for weigh loss, we could be forced to reformulate DEXATRIM or discontinue manufacturing and selling it in its current form. As a result, the DEXATRIM business would suffer, which would adversely affect our business.

ENVIRONMENTAL

The Company continuously assesses compliance of its operations with applicable federal, state and local environmental laws and regulations. The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various government agencies, and has engaged environmental consultants on a regular basis to assist its compliance efforts. The Company is currently in compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

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

In December 1998, the Company was named in a lawsuit with 37 other companies as potentially responsible parties for the disposal of waste materials found at a site in Birmingham, Alabama. Although the facts surrounding this case are unclear, the lawsuit alleges that a company we used periodically during 1986 and 1987 to treat, store and dispose of waste materials from its manufacturing processes improperly disposed of these waste materials. The Company cannot currently assess its potential liability resulting from this lawsuit, but if the Company is found liable its business could be adversely affected.

PRODUCT LIABILITY AND INSURANCE

An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or by others. The Company has not had any material claims in the past and is not aware of any material claims pending or threatened against the Company or its products that if adversely decided would negatively affect us. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance, principally through third party insurers, that it believes to be adequate; however, there can be no assurance that it will be able to retain its existing coverage or that such coverage will be cost-justified or sufficient to satisfy future claims, if any.

EMPLOYEES

The Company employs approximately 364 persons on a full-time basis in the U.S. and 37 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

ITEM 2. PROPERTIES

The Company's headquarters and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. The Company's primary production facilities are adjacent to the Company's headquarters on land owned by the Company. The Company leases its primary warehouse and distribution centers in Chattanooga, Tennessee for its domestic consumer products. The following table describes in detail the principal properties owned and leased by the Company:

                                      Total Area  Total Buildings                   Square
                                        (Acres)    (Square Feet)      Use            Feet
                                      ----------  --------------- ---------------   ------
Owned Properties:
    Chattanooga, Tennessee                10.0        111,200     Manufacturing     71,800
                                                                  Office &
                                                                   Administration   39,400
   *Chattanooga, Tennessee                 8.5         68,300     Manufacturing
                                                                   & Warehousing    50,600
                                                                  Office            17,700
Leased Properties:
    Chattanooga, Tennessee (1)             3.1        135,200     Warehousing      103,800
    Chattanooga, Tennessee (2)             0.1          3,800     Warehousing &
                                                                   Manufacturing    35,200
    Chattanooga, Tennessee (3)             3.1        134,000     Warehousing      124,000
                                                                  Office            10,000
    Mississauga, Ontario, Canada (4)       0.3         15,000     Warehousing       10,500
                                                                  Office &
                                                                   Administration    3,000
                                                                  Packaging          1,500
    Basingstoke, Hampshire, England(5)     0.5         21,900     Warehousing       13,900
                                                                  Office &
                                                                   Administration    6,500
                                                                  Packaging          1,500

      *Acquired in October 1998 and not currently occupied by the Company.

NOTES:

(1) Leased under a five year lease ending January 31, 2001 for a monthly rental of $34,547.
(2)   Leased on a month-to-month basis for a monthly rental of $1,575.
(3)   Leased on a month-to-month basis for a monthly rental of $31,000.
(4) Leased under a lease ending November 1999 at a monthly rental, including property taxes and other incidentals, of approximately $5,397.
(5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $22,865.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of full-time second and the addition of a third shift.

ITEM 3. LEGAL PROCEEDINGS

In February 1999 a complaint was filed by Genderm Corporation ("Genderm") in U.S. District Court for the District of Arizona. The complaint alleges, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY-HOT Arthritis Therapy Gel infringe upon U.S. Patent 4,486,450 owned by Joel Bernstein, M.D. and licensed to Genderm. The complaint requests injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the requested injunctive relief is currently scheduled for April 1999.

Note 10 to the Consolidated Financial Statements on page 37 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

See the "Environmental Section" in Item 1., Business, of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The information found on pages 21 and 35 to 37 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information found on page 21 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information found on pages 13 to 20 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The information found on pages 22 to 43 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

            (a) DIRECTORS

            The information found in the Company's 1999 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

            (b)  EXECUTIVE OFFICERS

            The following table lists the names of the executive officers of the Company as of February, 1999, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:

         Name                Age             Position With Registrant            First Elected
----------------------       ---       --------------------------------------    -------------
Zan Guerry                    50       Chairman of the Board and                     1990
                                        Chief Executive Officer; Director
A. Alexander Taylor II        45       President and Chief Operating Officer;        1998
                                        Director
Andrea M. Crouch              40       Vice-President - Toiletries Marketing         1995

Gary M. Galante               51       Vice-President - Research and                 1995
                                        Development
Ron Galante                   54       Vice-President - New Buisness                 1993
                                        Development
Robert S. Marshall            33       Vice-President - OTC Marketing                1996

B. Derrill Pitts              55       Vice-President - Operations                   1984

Charles M. Stafford           48       Vice-President - Sales                        1994

Stephen M. Powell             37       Controller                                    1995

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

Ms. Crouch joined the Company in 1985 as an Assistant Brand Manager. In 1995, she was named to her current position. Previously she worked with Hayes Microcomputer Products and Arthur Andersen LLP. She was denoted an executive officer of the Company in January 1999.

Mr. G. Galante was appointed to his present position in September 1995. Previously he was Director of Research and Development. He joined the Company in 1983 as Manager of New Product Development and was denoted an executive officer in January 1999.

Mr. R. Galante was appointed to his present position with the Company in June 1993. Previously he served as General Manager of Chattem (Canada) Inc. from June 1990 until May 1993 and as Director of Marketing for many of the Company's domestic brands from 1980 until 1993. He was denoted an executive officer of the Company in January 1999.

Mr. Marshall joined the Company in 1994 as a Brand Manager. In 1995, he was promoted to Group Marketing Manager in Toiletries and in 1996 he was named to his current position. Previously he worked in brand management at Procter & Gamble. He was denoted an executive officer of the Company in January 1999.

Mr. Pitts is a long-term employee and has served in all manufacturing operation disciplines since joining Chattem in 1966. He was promoted to Vice President in 1984 and was denoted an executive officer in January 1999.

Mr. Stafford was appointed to his present position in June 1994. Previously he served as Director of Field Sales and Zone Sales Manager. Prior to joining the Company in 1983, Mr. Stafford held sales management positions with Johnson & Johnson and Schering Plough. He was denoted an executive officer of the Company in January 1999.

Mr. Powell, a Certified Public Accountant, was appointed to his present position with the Company in June 1995. Previously he was the Financial Reporting Manager for Brock Candy Company. He worked for Joseph Decosimo and Co., CPA's from 1985 to 1993 where he was a manager in the audit department.

            (c) PROMOTERS AND CONTROL PERSONS

            Not applicable.


ITEM 11. EXECUTIVE COMPENSATION

The information found in the Company's 1999 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found in the Company's 1999 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Louis H. Barnett, a director of the Company, received $33,000 in consulting fees during fiscal 1998 for services rendered to the Company in a capacity other than as a director.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

            (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 22 to 43 of the Company's 1998 Annual Report to Shareholders.

                2. The following documents are filed or incorporated by
            reference as exhibits to this report:

Exhibit
Number                  Description of Exhibit                        References
-------                 ----------------------                        ----------

   3            Amended and Restated Charter of
                 Chattem, Inc.                                           (1)

   4            Form of Indenture Dated August 3, 1994
                 between Chattem, Inc. and SouthTrust
                 Bank of Alabama, N.A. relating to the
                 12.75% Series B Senior Subordinated
                 Notes due 2004                                          (2)

                Form of Indenture dated March 24, 1998
                 between Chattem, Inc. and SouthTrust Bank
                 of Alabama, N.A. relating to the 8.875%
                 Senior Subordinated Notes due 2008                      (3)

  10            Material Contracts -
                  Non-Competition and Severance
                    Agreements as amended -
                       Zan Guerry
                       A. Alexander Taylor II
                       Robert E. Bosworth
                       Gary M. Galante
                       B. Derrill Pitts
                       Charles M. Stafford                               (4)

                Lease Agreements, as amended, dated
                 February 1, 1996 between Tammy
                 Development Company and Chattem,
                 Inc. for warehouse space at 3100
                 Williams Street, Chattanooga, Tennessee             (4) and (6)

                Asset Purchase Agreement dated April 29,
                 1996 between Martin Himmel Inc., seller,
                 and Chattem, Inc. and Subsidiaries,
                 purchaser, for the GOLD BOND
                 business                                                (5)

                Credit Agreement dated April 29, 1996
                 among Chattem, Inc., as borrower,
                 Signal Investment & Management Co., as
                 guarantor, NationsBank, N.A., as agent,
                 and the Lenders named therein                           (6)

Exhibit
Number                  Description of Exhibit                        References
-------                 ----------------------                        ----------

 10             Credit Agreement dated April 29, 1996
                 (Secondary Working Capital Facility)
                 among Chattem, Inc., as borrower, Signal
                 Investment & Management Co., as
                 guarantor, NationsBank, N.A., as agent,
                 and the Lenders named therein                           (6)

                Asset Purchase Agreement dated June 6,
                 1996 between Campbell Laboratories,
                 Inc., seller, and Chattem, Inc. and Signal
                 Investment & Management Co.,
                 purchasers, for the HERPECIN-L
                 business                                                (6)

                Amendment to the Credit Agreement
                 (HERPECIN-L Acquisition) dated June 6,
                 1996 among Chattem, Inc., as borrower,
                 Signal Investment & Management Co., as
                 guarantor, Nationsbank, N.A., as agent,
                 and the Lenders named therein                           (6)

                Asset Purchase and Sale Agreement dated
                 May 23, 1997 by and among Chattem,
                 Inc., Signal Investment & Management
                 Co., and Sunsource International, Inc.
                 and Mindbody, Inc. (without schedules
                 and exhibits) for the SUNSOURCE
                 business                                                (7)

                Amended and Restated Credit Agreement
                 dated June 26, 1997 by and among Chattem,
                 Inc., Signal Investment & Management Co.
                 and the Lenders named therein                           (8)

                Amended and Restated Credit Agreement
                 (Supplemental Credit Agreement) dated
                 June 26, 1997 by and among Chattem,
                 Inc., Signal Investment & Management
                 Co. and the Lenders named therein                      (9)

                First Amended and Restated Master
                 Trademark License Agreement between
                 Signal Investment & Management Co.
                 and Chattem, Inc., effective
                 June 30, 1992                                          (8)

                Chattem, Inc. Non-Statutory Stock
                 Option Plan- 1998                                      (8)

Exhibit
Number                  Description of Exhibit                        References
-------                 ----------------------                        ----------

 10             Asset Purchase Agreement dated
                 February 22, 1998  by and among
                 Bristol-Myers Squibb Company, Chattem,
                 Inc. and Signal Investment &
                 Management Co. for the BAN business                     (9)

                Asset Purchase and Sale Agreement dated
                 May 12, 1998 by and among Chattem,
                 Inc., Signal Investment & Management
                 Co. and Del Laboratories, Inc for the
                 sale of the CORNSILK business                          (10)

                Commerical Lease dated April 1, 1998
                 between Chattem Inc., lessee, and Kenco
                 Group, Inc., lessor, for warehouse
                 space located at 4309 Distribution
                 Avenue, Chattanooga, Tennessee.                        (11)

                Purchase and Sale Agreement dated
                 November 16, 1998 by and among Thompson
                 Medical Company, Inc., Chattem, Inc. and
                 Signal Investment & Management Co. for
                 certain products                                       (12)

                Amended and Restated Credit Agreement
                 (New Credit Agreement) dated
                 December 21, 1998 among Chattem, Inc.,
                 its domestic subsidiaries, identified
                 Lenders and NationsBank, N.A., as agent                (12)

                Amended and Restated Credit Agreement
                 (Supplemental Credit Agreement) dated
                 December 21, 1998 among Chattem Inc.,
                 its domestic subsidiaries, identified
                 Lenders and NationsBank, N.A., as agent                (12)

 11             Computation of Per Share Earnings

                1998 Annual Report to Shareholders of
 13              Chattem, Inc.

 22             Subsidiaries of the Company

 24             Consent of Independent Public
                 Accountants

REFERENCES:

Previously filed as an exhibit to and incorporated by reference from:

            (1)  Form 10-K for the year ended November 30, 1992

            (2)  Form S-2 Registration Statement (No. 33-80770).

            (3)  Form S-4 Registration Statement (No. 333-53627) effective
                  June 4, 1998.

            (4)  Form 10-K for the year ended November 30, 1995.

            (5)  Form 8-K dated April 29, 1996.

            (6)  Form 10-K for the year ended November 30, 1996.

            (7)  Form 8-K dated June 26, 1997.

            (8)  Form 10-K for the year ended November 30, 1997.

            (9)  Form 8-K dated March 24, 1998.

            (10)  Form 8-K dated May 12, 1998.

            (11) Form 10-K for the year ended November 30, 1998.

            (12) Form 8-K dated December 21, 1998.

(b)   Form 8-K, dated November 16, 1998, was filed with the
      Securities and Exchange Commission during the three months ended November 30, 1998.

(c) The Financial Statements and related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a) of Article 3 of Regulation S-X are incorporated by reference from pages 6 to 14 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 1999             CHATTEM, INC.


                                      By: /s/ Zan Guerry
                                          -------------------------------------
                                          Zan Guerry
                                            Title: Chairman and Chief
                                                   Executive Officer


                                      By: /s/ Stephen M. Powell
                                          -------------------------------------
                                          Stephen M. Powell
                                            Title: Controller (Chief Accounting
                                                   Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

        Signature                      Title                              Date
        ---------                      -----                              ----


/s/ Zan Guerry                 Chairman of the Board                    2/22/99
----------------------------   and Director
Zan Guerry                     (Chief Executive Officer)


/s/ A. Alexander Taylor, II    President and Director                   2/22/99
----------------------------   (Chief Operating Officer)
A. Alexander Taylor, II


/s/ Samuel E. Allen            Director                                 2/22/99
----------------------------
Samuel E. Allen


/s/ Louis H. Barnett           Director                                 2/22/99
----------------------------
Louis H. Barnett


/s/ Robert E. Bosworth         Director                                 2/22/99
----------------------------
Robert E. Bosworth


/s/ Richard E. Cheney          Director                                 2/22/99
----------------------------
Richard E. Cheney


/s/ Scott L. Probasco, Jr.     Director                                 2/22/99
----------------------------
Scott L. Probasco, Jr.

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

           EXHIBIT
            NUMBER                     DESCRIPTION OF EXHIBIT
           -------      -----------------------------------------------------

            10.1 Commercial Lease dated April 1, 1998 between Chattem, Inc, lessee, and Kenco Group, Inc., lessor, for warehouse space located at 4309 Distribution Avenue, Chattanooga, Tennessee.

            11          Computation of per share earnings

            13          1998 Annual Report to Shareholders of Chattem, Inc.

            22          Subsidiaries of the Company

            24          Consent of Independent Public Accountants

            27          Financial Data Schedule