Form 10-K/A
period 1998-11-30
CHATTEM INC
filed 1999-03-12
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEAR ENDED NOVEMBER 30,
                              --------------------------------------------------------
                                 1998        1997        1996        1995       1994
                              ---------   ---------   ---------   ---------   --------
INCOME STATEMENT DATA

 NET SALES .................  $ 220,064   $ 143,235   $ 118,903   $ 100,598   $ 94,370

 OPERATING COSTS AND
     EXPENSES ..............    174,845     117,732     102,214      86,130     81,830
                              ---------   ---------   ---------   ---------   --------

 INCOME FROM OPERATIONS ....     45,219      25,503      16,689      14,468     12,540

 OTHER EXPENSE, NET ........    (16,247)    (14,255)    (11,069)    (10,858)    (9,248)
                              ---------   ---------   ---------   ---------   --------

 INCOME FROM CONTINUING
     OPERATIONS BEFORE
     INCOME TAXES AND
     EXTRAORDINARY LOSS ....     28,972      11,248       5,620       3,610      3,292

 PROVISION FOR INCOME
     TAXES .................     10,844       3,993       1,816       1,285      1,182
                              ---------   ---------   ---------   ---------   --------

 INCOME FROM CONTINUING
     OPERATIONS BEFORE
     EXTRAORDINARY LOSS ....  $  18,128   $   7,255   $   3,804   $   2,325   $  2,110
                              =========   =========   =========   =========   ========

PER SHARE DATA

 INCOME PER DILUTED SHARE
     FROM CONTINUING
     OPERATIONS BEFORE
     EXTRAORDINARY LOSS ....  $    1.86   $     .80   $     .47   $     .32   $    .29

BALANCE SHEET DATA
  (At End of Period)

  TOTAL ASSETS .............  $ 369,012   $ 178,744   $ 152,183   $  83,410   $ 85,442

  LONG-TERM DEBT, less
     current maturities ....  $ 273,913   $ 133,475   $ 127,438   $  78,089   $ 94,486

MARKET PRICES

The Company's common shares trade over-the-counter on the National Market System under the NASDAQ symbol CHTT. A quarterly summary of the high and low market prices per common share as reported by NASDAQ is shown below:

                                 1998                             1997
                           -----------------                ----------------
QUARTER ENDED:             HIGH        LOW                  HIGH       LOW
                           -----------------                ----------------
February ...............   23 5/8     12 7/8                10         8 1/8
May ....................   30 1/2     19 3/8                10 7/8     8
August .................   33 7/8     18 5/8                18 3/4    10 1/4
November ...............   43 1/8     18 5/8                20 5/8    14 3/8

Based upon transfer agent records, the Company's common shares were held by approximately 2,500 shareholders as of February 26, 1999.

                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

ASSETS                                                          1998      1997
                                                              --------  --------

CURRENT ASSETS:
  Cash and cash equivalents ................................  $  2,076  $  4,858
  Accounts receivable, less allowance for doubtful accounts
   of $775 in 1998 and $500 in 1997 ........................    36,581    28,078
  Deferred income taxes ....................................     3,049     1,864
  Inventories ..............................................    19,606    14,493
  Prepaid expenses and other current assets ................       784       679
                                                              --------  --------
      Total current assets .................................    62,096    49,972
                                                              --------  --------

PROPERTY, PLANT AND EQUIPMENT, NET .........................    18,146    10,988
                                                              --------  --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ................................     3,102     6,640
  Patents, trademarks and other purchased
    product rights, net ....................................   272,226   104,972
  Debt issuance costs, net .................................    10,091     3,118
  Other ....................................................     3,351     3,054
                                                              --------  --------
      Total other noncurrent assets ........................   288,770   117,784
                                                              --------  --------

         TOTAL ASSETS ......................................  $369,012  $178,744
                                                              ========  ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY                              1998        1997
                                                               ---------   ---------
CURRENT LIABILITIES:
  Current maturities of long-term debt ......................  $  17,444   $   8,919
  Accounts payable ..........................................     12,733       9,319
  Payable to bank ...........................................      1,026       2,618
  Accrued liabilities .......................................     30,209      13,596
                                                               ---------   ---------
    Total current liabilities ...............................     61,412      34,452
                                                               ---------   ---------

LONG-TERM DEBT, less current maturities .....................    273,913     133,475
                                                               ---------   ---------

DEFERRED INCOME TAXES .......................................      6,826       3,290
                                                               ---------   ---------

OTHER NONCURRENT LIABILITIES ................................      2,110       3,157
                                                               ---------   ---------

COMMITMENTS AND CONTINGENCIES  (Notes 5, 10 and 12)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued .............................................         --          --
  Common shares, without par value, authorized 20,000, issued
    9,574 in 1998 and 9,082 in 1997 .........................      1,994       1,945
  Paid-in surplus ...........................................     69,068      63,975
  Accumulated deficit .......................................    (44,960)    (60,229)
                                                               ---------   ---------
                                                                  26,102       5,691
  Foreign currency translation adjustment ...................     (1,351)     (1,321)
                                                               ---------   ---------
     Total shareholders' equity .............................     24,751       4,370
                                                               ---------   ---------
          TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ............................................  $ 369,012   $ 178,744
                                                               =========   =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1998        1997        1996
                                                    ---------   ---------   ---------
NET SALES ........................................  $ 220,064   $ 143,235   $ 118,903
                                                    ---------   ---------   ---------

COSTS AND EXPENSES:
  Cost of sales ..................................     60,889      39,253      35,120
  Advertising and promotion ......................     86,592      56,176      45,512
  Selling, general and administrative ............     27,364      22,303      21,582
                                                    ---------   ---------   ---------
    Total costs and expenses .....................    174,845     117,732     102,214
                                                    ---------   ---------   ---------

INCOME FROM OPERATIONS ...........................     45,219      25,503      16,689
                                                    ---------   ---------   ---------

OTHER INCOME (EXPENSE):
  Interest expense ...............................    (26,676)    (15,934)    (13,394)
  Investment and other income, net ...............        881       1,679       1,450
  Gain on product divestitures ...................      9,548          --         875
                                                    ---------   ---------   ---------
    Total other income (expense) .................    (16,247)    (14,255)    (11,069)
                                                    ---------   ---------   ---------

INCOME BEFORE INCOME TAXES AND
    EXTRAORDINARY LOSS ...........................     28,972      11,248       5,620

PROVISION FOR INCOME TAXES .......................     10,844       3,993       1,816
                                                    ---------   ---------   ---------

INCOME BEFORE EXTRAORDINARY LOSS .................     18,128       7,255       3,804

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, NET OF INCOME
    TAXES (Note 5) ...............................     (2,859)     (1,370)       (532)
                                                    ---------   ---------   ---------

NET INCOME .......................................  $  15,269   $   5,885   $   3,272
                                                    =========   =========   =========

COMMON SHARES:

    Weighted average number outstanding (basic) ..      9,374       8,793       8,052
                                                    =========   =========   =========

    Weighted average and dilutive potential number
     outstanding .................................      9,735       9,123       8,143
                                                    =========   =========   =========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss .............  $    1.93   $     .83   $     .47
    Extraordinary loss ...........................       (.30)       (.16)       (.06)
                                                    ---------   ---------   ---------
          Total basic ............................  $    1.63   $     .67   $     .41
                                                    =========   =========   =========
  Diluted:
     Income before extraordinary loss ............  $    1.86   $     .80   $     .47
     Extraordinary loss ..........................       (.29)       (.15)       (.07)
                                                    ---------   ---------   ---------
          Total diluted ..........................  $    1.57   $     .65   $     .40
                                                    =========   =========   =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                          Minimum      Foreign
                                                                          Pension      Currency
                                           Common  Paid-in  Accumulated  Liability   Translation
                                           Shares  Surplus    Deficit    Adjustment   Adjustment    Total
                                           ------  -------    -------    ----------   ----------    -----
Balance, November 30, 1995 ..............  $1,519  $52,099   $(69,386)     $  --       $(1,653)    $(17,421)
  Net income ............................      --       --      3,272         --            --        3,272
  Stock options exercised ...............      63      223         --         --            --          286
  Issuance of common shares .............     261    6,239         --         --            --        6,500
  Foreign currency translation adjustment      --       --         --         --           295          295
  Minimum pension liability adjustment ..      --       --         --       (112)           --         (112)
                                           ------  -------   --------      -----       -------     --------
Balance, November 30, 1996 ..............   1,843   58,561    (66,114)      (112)       (1,358)      (7,180)
  Net income ............................      --       --      5,885         --            --        5,885
  Stock options exercised ...............      25      962         --         --            --          987
  Stock warrants exercised ..............      15      464         --         --            --          479
  Issuance of common shares .............      62    3,988         --         --            --        4,050
  Foreign currency translation
    adjustment ..........................      --       --         --         --            37           37
  Minimum pension liability
    adjustment ..........................      --       --         --        112            --          112
                                           ------  -------   --------      -----       -------     --------
Balance, November 30, 1997 ..............   1,945   63,975    (60,229)        --        (1,321)       4,370

  Net income ............................      --       --     15,269         --            --       15,269
  Stock options exercised ...............      28    3,699         --         --            --        3,727
  Stock warrants exercised ..............      21    1,394         --         --            --        1,415
  Foreign currency translation
    adjustment ..........................      --       --         --         --           (30)         (30)
                                           ------  -------   --------      -----       -------     --------
Balance, November 30, 1998 ..............  $1,994  $69,068   $(44,960)     $  --       $(1,351)    $ 24,751
                                           ======  =======   ========      =====       =======     ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                      1998       1997       1996
                                                                   ---------   --------   --------
OPERATING ACTIVITIES:
    Net income ..................................................  $  15,269   $  5,885   $  3,272
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
       OPERATING ACTIVITIES:
          Depreciation and amortization .........................      9,827      6,381      4,829
          Deferred income tax provision .........................      2,351      1,120      1,797
          Gain on product divestitures ..........................     (9,548)        --       (875)
          Gain on sale of trading securities ....................         --         --       (452)
          Gain on termination of interest rate cap ..............         --         --       (281)
          Extraordinary loss on early extinguishment of debt, net      2,859      1,370        532
          Dividend receivable from Elcat, Inc ...................       (462)      (656)      (656)
          Other, net ............................................        (28)      (106)      (379)
          CHANGES IN OPERATING ASSETS AND LIABILITIES:
              Accounts receivable ...............................    (12,054)    (5,140)    (3,063)
              Inventories .......................................      1,836     (2,401)       745
              Prepaid expenses and other current assets .........       (102)     3,034     (2,878)
              Accounts payable and accrued liabilities ..........     10,842        629       (185)
                                                                   ---------   --------   --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .................     20,790     10,116      2,406
                                                                   ---------   --------   --------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ...................     (9,050)    (2,758)    (1,785)
   Proceeds from sale of investments ............................      4,000         --        452
   Proceeds from product divestitures ...........................     11,965         --      1,000
   Proceeds from notes and sales of assets ......................      1,085         75        253
   Purchases of patents, trademarks and other product rights ....   (168,402)   (29,293)   (43,048)
   Increase in other assets .....................................     (1,193)      (746)    (4,128)
                                                                   ---------   --------   --------
     NET CASH  USED IN INVESTING ACTIVITIES .....................   (161,595)   (32,722)   (47,256)
                                                                   ---------   --------   --------
FINANCING ACTIVITIES:
   Repayment of long-term debt ..................................   (145,028)   (76,636)   (15,032)
   Proceeds from long-term debt .................................    291,365     87,500     67,944
   Change in payable to bank ....................................     (1,592)       908        526
   Proceeds from issuance of common stock, net ..................         --         --      5,500
   Exercise of stock options and warrants .......................      3,316      1,274        286
   Debt issuance costs ..........................................     (9,971)    (1,612)    (2,099)
                                                                   ---------   --------   --------
      NET CASH PROVIDED BY  FINANCING ACTIVITIES ................    138,090     11,434     57,125
                                                                   ---------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS ........................................        (67)       (10)       129
                                                                   ---------   --------   --------
CASH AND CASH EQUIVALENTS:
   Increase (decrease) for the year .............................     (2,782)   (11,182)    12,404
   At beginning of year .........................................      4,858     16,040      3,636
                                                                   ---------   --------   --------
   At end of year ...............................................  $   2,076   $  4,858   $ 16,040
                                                                   =========   ========   ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE: ALL MONETARY AMOUNTS ARE EXPRESSED IN THOUSANDS OF DOLLARS UNLESS CONTRARILY EVIDENT.

(1) NATURE OF OPERATIONS

            Chattem, Inc. and its wholly-owned subsidiaries (the Company) manufacture and market branded consumer products consisting primarily of over-the-counter pharmaceuticals, antiperspirants and deodorants, toiletries and skin care, and dietary supplements. The consumer products are sold primarily through mass merchandisers, independent and chain drug stores, drug wholesalers, and food stores in the United States and in various markets in approximately 50 countries throughout the world.

            Geographic data for 1998, 1997 and 1996 is included in the schedule of geographical information on page 43 which is an integral part of these financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

            The accompanying consolidated financial statements include the accounts of Chattem, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

            For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

            Inventory costs include materials, labor and factory overhead. Inventories in the United States are valued at the lower of last-in, first-out (LIFO) cost or market, while international inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for 1998, 1997 and 1996 was $1,597, $1,502 and $1,352, respectively.

PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

            The costs of acquired patents, trademarks and other purchased product rights are capitalized and amortized over periods ranging from 5 to 40 years. Total accumulated amortization of these assets at November 30, 1998 and 1997 was $17,382 and $11,246, respectively. Amortization expense for 1998, 1997 and 1996 was $6,180, $2,877 and $2,086, respectively. Royalty expense related to other purchased product rights for 1998, 1997 and 1996 was $523, $522 and $1,140, respectively. Amortization and royalty expense are included in advertising and promotion expense in the accompanying consolidated statements of income.

DEBT ISSUANCE COSTS

            The Company has incurred debt issuance costs in connection with its long-term debt. These costs are capitalized and amortized over the term of the debt. Amortization expense related to debt issuance costs was $986, $490 and $498 in 1998, 1997 and 1996, respectively. Accumulated amortization of these costs was $1,814 and $1,004 at November 30, 1998 and 1997, respectively.

PAYABLE TO BANK

            Payable to bank includes checks outstanding in excess of certain cash balances.

REVENUE RECOGNITION

            Revenue is recognized when the Company's products are shipped to its customers.

RESEARCH AND DEVELOPMENT

            Research and development costs relate primarily to the development of new products and are expensed as incurred. Such expenses were $1,369, $1,207 and $1,117 in 1998, 1997 and 1996, respectively.

ADVERTISING EXPENSES

            The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Advertising expense for 1998, 1997 and 1996 was $44,386, $29,923 and $22,789, respectively. At November 30, 1998 and
1997, the Company reported $646 and $1,066, respectively, of advertising paid for in 1998 and 1997 which will run or did run in the next fiscal year. These amounts are included in other noncurrent assets in the accompanying consolidated balance sheets.

NET INCOME PER COMMON SHARE

            In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 changes the criteria for reporting earnings per share (EPS) by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. The Company adopted SFAS No. 128 on December 1, 1997. All prior periods' EPS data have been restated. The impact of adopting SFAS No. 128 did not have a material impact on EPS for any period presented.

            For the years ended November 30, 1998, 1997 and 1996, the weighted average and dilutive potential common shares outstanding consisted of the following:

                                                          1998     1997     1996
                                                         -----    -----    -----
Weighted average common shares
   outstanding ......................................    9,374    8,793    8,052
Dilutive potential shares:
    Stock options ...................................      332      207       54
    Warrants ........................................       29      123       37
                                                         -----    -----    -----
Weighted average and dilutive potential common
   shares outstanding ...............................    9,735    9,123    8,143
                                                         =====    =====    =====

FOREIGN CURRENCY TRANSLATION

            Assets and liabilities of the Company's Canadian and U.K. subsidiaries are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of income.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

DERIVATIVE FINANCIAL INSTRUMENTS

            The Company has entered into interest rate swap agreements as a means of managing its interest rate exposure and not for trading purposes. These agreements have the effect of converting a portion of the Company's variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense.

CONCENTRATIONS OF CREDIT RISK

            Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable, short-term cash investments and the investment in Elcat, Inc. (Note 3). The Company's exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, the Company performs ongoing credit evaluations of its customers' financial position but generally requires no collateral from its customers. The Company's largest customer accounted for 17%, 16% and 16% of sales in 1998, 1997 and 1996, respectively. No other customer exceeded 10% of the Company's sales in 1998, 1997 or 1996. Short-term cash investments are placed with high credit-quality financial institutions or in low risk, liquid instruments. No losses have been experienced on such investments.

RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement must be adopted by the Company on December 1, 1998. Under provisions of this statement, the Company will be required to include a financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement must be adopted by the Company for fiscal 1999. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

            In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement amends SFAS Nos. 87, 88 and 106. SFAS No. 132 revises employer's disclosures about pension and other post retirement benefit plans. The Company is required to adopt SFAS No. 132 for fiscal 1999.

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No.133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1999).

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform to the current period's presentation.

(3) INVESTMENT IN ELCAT, INC.

            As part of the consideration for the sale of the Company's specialty chemicals division in 1995, the Company received 40,000 shares of 13.125% cumulative, convertible preferred stock of Elcat, Inc. (the Elcat Preferred Shares) having a total par value of $5,000.

            In 1998, Elcat, Inc. (Elcat) redeemed 22,960 of these shares for $4,000 ($2,870 par value and $1,130 accumulated dividends). The remaining 17,040 Elcat Preferred Shares are nonvoting and convertible, in whole or in part, into a 8.95% ownership interest in Elcat. At the option of Elcat, the Elcat Preferred Shares may be redeemed, in whole or in part, at par value ($125 per share) plus any accrued and unpaid dividends. If all of the outstanding Elcat Preferred Shares are not converted or redeemed on or before April 1, 2005, Elcat is obligated to redeem all of the then outstanding Elcat Preferred Shares at par value plus any accrued and unpaid dividends.

            This investment is classified as held-to-maturity and is accounted for using the cost method of accounting. As Elcat stock is not publicly traded in the open market and a market price is not readily available, it is not practicable to estimate the fair value of the investment in Elcat at November 30, 1998. In the opinion of management, however, the fair value of this investment is in excess of its carrying value as of November 30, 1998.

(4) PENSION PLANS

            The Company has a noncontributory defined benefit pension plan (the Plan) which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. The Company's contributions are based on computations by independent actuaries. Plan assets at November 30, 1998 and 1997 were invested primarily in United States government and agency securities and corporate debt and equity securities.

            Pension cost for the years ended November 30, 1998, 1997 and 1996 included the following components:

                                                          1998    1997    1996
                                                        -------   -----   -----

Service cost (benefits earned during the
  period) ............................................  $   661   $ 545   $ 610
Interest cost on projected benefit obligation ........      739     741     775
Actual return on plan assets .........................   (3,226)   (845)   (637)
Net amortization and deferral ........................    2,677     365     107
                                                        -------   -----   -----
Net pension cost .....................................  $   851   $ 806   $ 855
                                                        =======   =====   =====

            In addition to net pension cost, a net lump-sum settlement loss of $598 was recorded in 1996 related to lump-sum distributions to certain employees. This expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

            The following table sets forth the funded status of the Plan as of November 30, 1998 and 1997:

                                                              1998       1997
                                                            --------   --------

Actuarial present value of benefit obligations:
  Vested benefit obligation ..............................  $  7,462   $  7,108
  Nonvested benefit obligation ...........................       103         57
                                                            --------   --------
    Accumulated benefit obligation .......................  $  7,565   $  7,165
                                                            ========   ========

Plan assets at fair market value .........................  $  9,879   $  6,471
Projected benefit obligation .............................   (11,275)   (11,072)
                                                            --------   --------
Plan assets less than projected benefit obligation .......    (1,396)    (4,601)
Unrecognized net loss ....................................     1,043      4,186
Unrecognized prior service cost ..........................      (115)      (131)
Unrecognized initial asset ...............................      (227)      (369)
                                                            --------   --------
Pension liability recognized in balance sheets
  at end of year .........................................  $   (695)  $   (915)
                                                            ========   ========

            The discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75% and 7.5% in 1998 and 1997, respectively. The rates of increase in future compensation levels used were 4.0% and 5.0% in 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 9.0% in 1998 and 1997.

            In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional liability at November 30, 1996 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability for its pension plan. At November 30, 1997, the unrecognized prior service cost exceeded the minimum liability, and the minimum pension liability was eliminated.

            The Company has a defined contribution plan covering substantially all employees. Eligible participants can contribute up to 10% of their annual compensation and receive a 25% matching employer contribution up to 6% of their annual compensation. The defined contribution plan expense was $148, $155 and $120 in 1998, 1997 and 1996, respectively.

(5) LONG-TERM DEBT

            Long-term debt consisted of the following at November 30, 1998 and 1997:

                                                               1998       1997
                                                             --------   --------
Revolving line of credit payable to banks at variable
   rates (8.23% at November 30, 1998) ....................   $  2,000   $ 13,000
Term loans payable to banks at variable rates
   (8.34% weighted average at November 30, 1998) .........     40,514     63,683
8.875% Senior Subordinated Notes, due 2008 ...............    200,000         --
12.75% Senior Subordinated Notes, due 2004, net
   of unamortized discount of $808 for 1998 and
   $1,289 for 1997 .......................................     48,843     65,711
                                                             --------   --------
Total long-term debt .....................................    291,357    142,394
Less: current maturities .................................     17,444      8,919
                                                             --------   --------
Total long-term debt, net of current maturities ..........   $273,913   $133,475
                                                             ========   ========

            On March 24, 1998, the Company issued at par value $200,000 of 8.875% Senior Subordinated Notes due 2008 (the 8.875% Notes). The proceeds of the note offering were used to fund the BAN purchase and related fees and expenses, repay revolving bank indebtedness and provide additional working capital.

            The 8.875% Notes mature on April 1, 2008 and interest is payable semi-annually on April 1 and October 1 of each year. The 8.875% Notes are senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The 8.875% Notes, which were registered under the Securities Act of 1933, are not callable until April 1, 2003, after which they may be redeemed at the option of the Company. Upon the occurrence of certain events constituting a change of control, the holders of the 8.875% Notes may require the Company to repurchase the 8.875% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 8.875% Notes are guaranteed by Signal Investment & Management Co., a wholly-owned subsidiary of the Company.

            The 8.875% Notes are issued under an indenture with an indenture trustee, which restricts, among other things, the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends, (iii) sell or issue capital stock of a subsidiary, (iv) create encumbrances on the ability of any subsidiary to pay dividends or make other restricted payments,
(v) engage in certain transactions with affiliates, (vi) dispose of certain assets, (vii) merge or consolidate with or into, or sell or otherwise transfer all or substantially all their properties and assets as an entirety to another person, or (viii) create additional liens.

            In conjunction with the acquisition of BAN, the Company entered into a credit agreement with a syndicate of banks, also on March 24, 1998 (the New Credit Agreement). This credit agreement was divided into a $30,000 revolving line of credit for working capital purposes, a $27,540 Term A loan, maturing on June 26, 2002, and a $34,825 Term B loan, maturing on June 14, 2003.

            The combined Term A and B loans are payable in remaining quarterly installments as follows:

            December 31, 1998 to September 30, 1999 ......    $1,488
            December 31, 1999 to March 31, 2001 ..........    $1,738
            June 30, 2001 ................................    $  777
            September 30, 2001 ...........................    $1,000
            December 31, 2001 to March 31, 2003 ..........    $3,250
            June 30, 2003 ................................    $2,861

            The Company may elect either the greater of (i) the prime rate or federal funds rate plus .5% or (ii) a floating rate or Eurodollar interest rate option applicable to the term and revolving line loans under the New Credit Agreement. The prime rate and Eurodollar interest rate options are based on a base rate plus a rate margin that fluctuates on the basis of the Company's leverage ratio.

            The New Credit Agreement is secured by substantially all of the Company's assets. The more restrictive financial covenants require the maintenance of minimum amounts of consolidated tangible net worth, fixed charge coverage, interest coverage and leverage ratios. The provisions of the New Credit Agreement also include restrictions on capital expenditures and the payment of dividends. The New Credit Agreement is guaranteed by one of the Company's subsidiaries, Signal Investment & Management Co.

            The revolving line of credit is available to the Company up to $30,000 or such lesser amount as is determined to be available under the terms of the New Credit Agreement, and is due and payable on June 26, 2002. The availability of credit under the revolver is determined based on the Company's accounts receivable and inventories.

            In 1994, the Company issued $75,000 of 12.75% Senior Subordinated Notes due 2004 (the 12.75% Notes) with five year warrants to purchase 417,182 shares of common stock (the Warrants). The 12.75% Notes consisted of 75,000 units, each consisting of $1,000 principal amount of the 12.75% Notes and a warrant to purchase shares of the Company's common stock (Note 9). The price of the 12.75% Notes was $73,967, or 98.6% of the original principal amount of the 12.75% Notes, resulting in a discount of $1,033. The value assigned to the Warrants was $955 (Note 9), resulting in a total original issue discount of $1,988. The proceeds of the 12.75% Notes were used to repay amounts outstanding under a prior credit agreement.

            The 12.75% Notes mature on June 15, 2004, and interest is payable semi-annually on June 15 and December 15 of each year. The 12.75% Notes are senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. The 12.75% Notes, which were registered under the Securities Act of 1933, are not callable until June 15, 2001, after which they may be redeemed at the option of the Company. Upon the occurrence of certain events constituting a change of control, the holders of the 12.75% Notes may require the Company to repurchase the 12.75% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The 12.75% Notes are guaranteed by Signal Investment & Management Co., a wholly-owned subsidiary of the Company.

            The 12.75% Notes are issued under an indenture with an indenture trustee. The indenture places on the Company restrictions similar to those required under the terms of the indenture associated with the 8.875% Notes.

            During 1998, 1997 and 1996, the Company prepaid previously outstanding long-term debt, with funds received from refinancings, the sale of CORNSILK (Note 12) and the redemption of the Elcat Preferred Shares. During 1998, the Company also repurchased $17,349 of the 12.75% Notes. In connection with the repurchase of those borrowings, the Company incurred extraordinary losses, net of income taxes, in 1998, 1997 and 1996 of $2,859, $1,370 and $532, respectively, or $.29, $.15 and $.07 per share, respectively. These losses related to the write-off of debt issuance and other deferred costs. The 1997 amount includes costs associated with the termination of two interest rate swap agreements.

            Future maturities of long-term debt are as follows:
            1999 ..............................................  $  17,444
            2000 ..............................................      6,950
            2001 ..............................................      5,252
            2002 ..............................................     15,000
            2003 ..............................................      9,361
            Thereafter ........................................    238,158
                                                                 ---------
                                                                   292,165
            Less: unamortized discount ........................       (808)
                                                                 ---------
                                                                 $ 291,357
                                                                 =========

            The 2002 maturities include the amount outstanding under the revolving line of credit which was $2,000 as of November 30, 1998.

            Cash interest payments during 1998, 1997 and 1996 were $23,669, $15,259 and $12,710, respectively.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

            On July 21, 1997, the Company entered into two interest rate swap agreements with NationsBank, N.A. in notional amounts of $40,000 and $5,000. The Company entered into these agreements as hedges on its variable rate debt and not for trading purposes. The term of the $40,000 swap is for a five year period ending July 22, 2002. The Company will receive interest payments on the notional amount at a rate equal to the one month London Interbank Offered Rate (LIBOR) (5.62% as of November 30, 1998) and will pay interest on the same notional amount at a fixed interest rate of 6.38%. The term of the $5,000 swap is for a five year period ending July 22, 2002. The agreement may be terminated by NationsBank, N.A. at each quarterly date. The Company will receive interest payments on the notional amount at a rate equal to the three month LIBOR (5.28% as of November 30, 1998) and will pay interest on the same notional amount at a fixed interest rate of 5.62%.

            The Company is exposed to credit losses in the event of nonperformance by the counterparty to its interest rate swap agreements but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that the counterparty will be able to fully satisfy its obligations under the agreements.

            At November 30, 1996, the Company had two interest rate swap agreements outstanding with financial institutions, each in a notional amount of $15,000. Both of these interest rate swaps were terminated in 1997 in connection with the refinancing of long-term debt (Note 5). The resulting extraordinary loss, net of tax, is included in the 1997 consolidated statement of income as part of the extraordinary loss on the early extinguishment of debt.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

            SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require the disclosure of the fair value of all financial instruments. Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying value of the Company's financial instruments approximates fair value.

            At November 30, 1998, the estimated fair values of the revolving line of credit and the term loans payable to banks approximate the carrying amounts of such debt because the interest rates change with market interest rates.

            The estimated fair values of the 12.75% and 8.875% notes at November 30, 1998 exceeded their carrying values by approximately $6,400 and $6,082, respectively. The fair value was estimated based on quoted market prices for the same or similar issues.

            The fair values of the interest rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties. At November 30, 1998, the Company estimates it would have paid $1,888 to terminate the agreements.

(8) INCOME TAXES

            The provision for income taxes from income before extraordinary loss includes the following components for the years ending November 30, 1998, 1997 and 1996:

                                       1998       1997        1996
                                     -------     ------     -------
            Current:
              Federal ..........     $ 8,034     $2,639     $  (203)
              State ............         459        234         222
            Deferred ...........       2,351      1,120       1,797
                                     -------     ------     -------
                                     $10,844     $3,993     $ 1,816
                                     =======     ======     =======

            Deferred income tax assets and liabilities for 1998 and 1997 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at November 30, 1998 and 1997 are as follows:

                                                       1998      1997
                                                     -------   -------
            Deferred tax assets:
                 Allowances and accruals ..........  $ 2,303   $ 2,005
                 Accrued promotional expenses .....    1,316       720
                 Accrued postretirement health care
                   benefits .......................      558       559
                 Repriced stock option expense ....       --       251
                 Other ............................      643       310
                                                     -------   -------
                   Gross deferred tax assets ......    4,820     3,845
                                                     -------   -------
            Deferred tax liabilities:
                 Depreciation and amortization ....    7,829     4,486
                 Prepaid advertising ..............      252       318
                 Inventory ........................      196       190
                 Other ............................      320       277
                                                     -------   -------
                   Gross deferred tax liabilities .    8,597     5,271
                                                     -------   -------
                   Net deferred liability .........  $(3,777)  $(1,426)
                                                     =======   =======

            The difference between the provision for income taxes and the amount computed by multiplying income before income taxes and extraordinary loss by the U.S. statutory rate for the years ended November 30, 1998, 1997 and 1996 is summarized as follows:

                                                  1998      1997      1996
                                                --------   -------   -------

            Expected tax provision ...........  $ 10,140   $ 3,837   $ 1,911
            Dividend exclusion benefit .......       (85)     (178)     (140)
            State income taxes, net of federal
              income tax benefit .............       298       154       147
            Other, net .......................       491       180      (102)
                                                --------   -------   -------
                                                $ 10,844   $ 3,993   $ 1,816
                                                ========   =======   =======

            Income taxes paid in 1998, 1997 and 1996 were $1,980, $2,162 and $2,459, respectively. The Company received income tax refunds of $350, $2,719 and $215 during 1998, 1997 and 1996, respectively.

(9) SHAREHOLDERS' EQUITY

STOCK OPTIONS

            The Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation," during 1997, and elected to continue to account for compensation expense under its stock option plans under APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants having exercise prices equal to or greater than the market value of the common stock at the date of grant. Compensation expense for stock option grants with exercise prices below the market price at the date of grant is recognized ratably over the vesting period. Compensation expense recorded for stock option grants was $350 in 1998.

            The Company's 1993 Non-Statutory Stock Option Plan (1993 Plan) provides for issuance of up to 350,000 shares of common stock to key employees. In addition, the Company's 1994 Non-Statutory Stock Option Plan and the 1994 Non-Statutory Stock Option Plan for Non-Employee Directors (1994 Plans) provide for the issuance of up to 350,000 and 80,000 shares, respectively, of common stock. The Company's 1998 Non-Statutory Stock Option Plan (1998 Plan) provides for issuance of up to 700,000 shares of common stock to key employees. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

            For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997: expected dividend yield of 0%, expected volatility of 51% and 49%, risk-free interest rates of 5.42% and 6.48%, and expected lives of 6 years.

            Had compensation expense for 1998 and 1997 stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts for the years ended November 30, 1998 and 1997 as indicated below:

                                               1998      1997
                                            ---------  --------
            Net income:
               As reported ...............  $  15,269  $  5,885
               Pro forma .................  $  14,599  $  5,683

            Net income per share, basic:
               As reported ...............  $    1.63  $   0.67
               Pro forma .................  $    1.56  $   0.65

            Net income per share, diluted:
               As reported ...............  $    1.57  $   0.65
               Pro forma .................  $    1.50  $   0.62

            The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

            A summary of the activity of stock options during 1998, 1997, and 1996 is presented below (shares in thousands):

                                                 1998                   1997                 1996
                                                      Weighted               Weighted              Weighted
                                           Shares     Average     Shares     Average    Shares     Average
                                           Under      Exercise    Under      Exercise   Under      Exercise
                                           Option      Price      Option      Price     Option      Price
                                            ----       ------      ----       ------     ----       ------
Outstanding at beginning of
     year ............................       584       $ 6.75       613       $ 6.39      646       $ 7.60
          Granted ....................       470        13.89        91         9.01      318         5.07
          Exercised ..................      (292)        6.70      (120)        6.65      (44)        6.93
          Canceled ...................        --           --        --           --     (307)        7.48
                                            ----       ------      ----       ------     ----       ------
Outstanding at end of
     year ............................       762       $11.17       584       $ 6.75      613       $ 6.39
                                            ====       ======      ====       ======     ====       ======

Options exercisable at
     year-end ........................        96       $ 7.48       262       $ 7.43      221       $ 7.73
                                            ====       ======      ====       ======     ====       ======

Weighted average fair value
     of options
     granted .........................                 $ 7.69                 $ 5.24                $ 2.62
                                                       ======                 ======                ======

            A summary of the exercise prices for options outstanding under the Company's stock-based compensation plans at November 30, 1998, is presented below (shares in thousands):

                                                                               Weighted
                                                                               Average
                                 Weighted        Weighted                      Exercise
   Exercise       Shares Under    Average         Average        Shares     Price of Shares
  Price Range       Option     Exercise Price  Remaining Life  Exercisable    Exercisable
---------------   -----------  --------------  --------------  -----------  ---------------
$ 4.63 - $ 5.25      145          $ 4.87            7.15            24          $ 4.86
$ 7.50 - $ 9.50      143            8.37            6.67            71            8.19
$13.50 - $18.00      469           13.78            9.16             1           18.00
$25.63 - $26.31        5           25.90            9.55            --             N/A
                     ---          ------            ----            --          ------

  Total              762          $11.17            8.31            96          $ 7.48
                     ===          ======            ====            ==          ======

PREFERRED SHARES

            The Company is authorized to issue up to 1,000,000 preferred shares in series and with rights established by the board of directors. At November 30, 1998 and 1997, no shares of any series of preferred stock were issued and outstanding.

EMPLOYEE STOCK OWNERSHIP PLAN

            Effective June 1, 1989, the Company established an Employee Stock Ownership Plan providing for the issuance of up to 360,000 shares of the Company's common stock. At November 30, 1998, no contributions had been made to the plan.

COMMON STOCK WARRANTS

            As described in Note 5, the Company issued the Warrants at an assigned value of $955. The Warrants are exercisable for five years. In the aggregate, 75,000 warrants were issued which, when exercised, would entitle the holders thereof to acquire an aggregate of 417,182 shares of the Company's common stock. The number of shares of common stock and the price per share at which a warrant is exercisable are subject to adjustment upon the occurrence of certain events. A warrant does not entitle the holder to receive any cash dividends paid on common stock or to exercise any other rights as a shareholder of the Company.

            During 1998, 35,568 warrants were exercised to acquire 208,337 shares. During 1997, 12,030 warrants were exercised to acquire 70,464 shares. At November 30, 1998, 23,626 warrants were outstanding which, when exercised, would entitle the holders thereof to acquire an aggregate of 138,386 shares of the Company's common stock.

(10) CONTINGENCIES

GENERAL LITIGATION

            Claims, suits and complaints arise in the ordinary course of the Company's business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage.


            In February 1999 a complaint was filed by Genderm Corporation ("Genderm") in the U.S. District Court alleging, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringe upon a patent licensed to Genderm. The complaint requests injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the injunctive relief is currently scheduled for April 1999.

            The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such pending matters (with the exception of the Genderm litigation as to which litigation management is not yet in a position to form an opinion) are without merit or are of such kind or involve such amounts as would not have a material adverse effect on the consolidated operating results or financial position of the Company if disposed of unfavorably.

REGULATORY

            The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including the United States Food and Drug Administration (FDA). As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures which the Company uses to manufacture products. In December 1998, the FDA conducted an audit of the Company's manufacturing facility in Chattanooga, Tennessee. The FDA issued a report citing certain processes and procedures it requires the Company to change or improve. The Company has responded to the FDA's report and is in the process of complying with its requirements.

YEAR 2000 (Unaudited)

            The Company is in the process of replacing its current information technology (IT) systems with a new fully integrated computer system to replace all hardware and software that the Company uses in its financial, manufacturing and customer service functions. The new IT system will be year 2000 compliant. As a result, the year 2000 compliance requirements are considered only a portion of the Company's systems replacement effort. This replacement is expected to be completed by December 1, 1999 at a total cost of $1,500 to $2,000. Such costs are being capitalized as incurred.

            The Company is also reviewing the possible impact of the year 2000 problem on its customers and suppliers and has requested and received from a majority of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements.

            The Company's business could be adversely affected should the Company or other entities with whom the Company does business be unsuccessful in completing critical modifications in a timely manner.

(11) SUPPLEMENTAL FINANCIAL INFORMATION

            Inventories consisted of the following at November 30, 1998 and 1997:

                                                            1998         1997
                                                         ---------    ---------
Raw materials and work in process ....................   $   7,903    $   9,107
Finished goods .......................................      14,113        7,850
Excess of current cost over LIFO value ...............      (2,410)      (2,464)
                                                         ---------    ---------
  Total inventories ..................................   $  19,606    $  14,493
                                                         =========    =========

            International inventories included above, valued on a lower of FIFO cost or market at November 30, 1998 and 1997, were $3,004 and $2,546, respectively.

            Property, plant and equipment consisted of the following at November 30, 1998 and 1997:

                                                            1998         1997
                                                         ---------    ---------
Land .................................................   $     140    $     138
Buildings and improvements ...........................       3,434        3,150
Machinery and equipment ..............................      29,678       23,416
Construction in progress .............................       2,900        2,221
Less -- accumulated depreciation .....................     (18,006)     (17,937)
                                                         ---------    ---------
  Property, plant and equipment, net .................   $  18,146    $  10,988
                                                         =========    =========

            Accrued liabilities consisted of the following at November 30, 1998 and 1997:

                                                            1998         1997
                                                         ---------    ---------
Accrued interest expense .............................   $   5,969    $   4,119
Salaries, wages and commissions ......................       2,850        1,696
Promotion expense ....................................       8,896        2,840
Product acquisitions .................................       3,290        1,489
Accrued pension benefits .............................         700          435
Accrued royalties ....................................       2,889        1,670
Other ................................................       5,615        1,347
                                                         ---------    ---------
  Total accrued liabilities ..........................   $  30,209    $  13,596
                                                         =========    =========

(12) ACQUISITION AND SALE OF BRANDS

            On March 24, 1998, the Company acquired the BAN line of antiperspirant and deodorant products from Bristol-Myers Squibb Company for a purchase price of approximately $165,000, plus assumed liabilities. The Company acquired the BAN trademarks, formulae, certain patents pertaining to antiperspirant /deodorant technology, technical information, inventory, manufacturing equipment and packaging related assets used in the manufacture of BAN, but not the right to sell BAN in Japan.

            The following unaudited consolidated pro forma information assumes the acquisition of BAN and related long-term borrowings had occurred on December 1, 1998 and 1997, respectively:

            PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                     1998           1997
                                                   --------       --------

Net sales ..................................       $239,508       $239,387

Income before
  extraordinary loss (1) ...................         15,780         15,029

Net income .................................         12,921         13,659

Earnings per share (basic):

  Income before extraordinary
    loss ...................................           1.68           1.71

  Net income ...............................           1.38           1.55

Earnings per share (diluted):

  Income before extraordinary
    loss ...................................           1.62           1.65

  Net income ...............................           1.33           1.50

            (1) Includes gain on the sale of CORNSILK.

The pro forma consolidated results of operations include adjustments to give effect to amortization of intangible assets, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition and borrowings occurred at the beginning of the periods presented, nor is it indicative of the results that may occur in the future.

            On May 12, 1998, the Company sold the CORNSILK oil control makeup brand to Del Laboratories, Inc. for $10,750, plus inventories and the assumption of certain liabilities. The Company sold, at a gain of $9,548, CORNSILK trademarks, formulae, technical information, inventory and other related assets but will continue to operate the CORNSILK business in the United Kingdom pursuant to a license agreement. The Company used the net proceeds from the sale to reduce bank indebtedness.

            On June 26, 1997, the Company purchased certain assets of Sunsource International, Inc. and an affiliated company (SUNSOURCE) including the exclusive worldwide rights to five leading branded dietary supplement products. The purchase price for the trademarks, inventory and receivables was approximately $32,000, net of certain assumed liabilities. Financing of the SUNSOURCE acquisition was provided by an expansion of the Company's senior bank credit agreement (Note 5) and the issuance of 300,000 shares of Chattem, Inc. common stock to SUNSOURCE. Additional payments may be earned by SUNSOURCE over a six year period from the date of closing if sales exceed certain levels as defined in the purchase agreement. In 1998, the Company paid the former owners of SUNSOURCE $2,500 and forgave $5,625 of amounts due the Company, in exchange for a 50% reduction in any future additional payments under the purchase agreement. Under the amended agreement, future additional payments may not exceed $7,875 in the aggregate.

            On April 29, 1996, the Company purchased the worldwide rights for the GOLD BOND line of medicated powders and anti-itch cream for approximately $40,000. The assets acquired consisted of the trademarks ($38,000) and inventory. Additionally, the Company assumed certain liabilities of approximately $500. The Company financed the GOLD BOND acquisition with bank borrowings (Note 5) and issuance of common stock (Note 9).

            On June 6, 1996, the Company purchased the rights for the HERPECIN-L line of medicated lip balm for $5,607 plus a royalty payment equal to the greater of $214 or 5% of net sales. The royalty payment is payable annually for each of the seven twelve-month periods beginning July 1, 1996 and ending June 30, 2003. The assets acquired consisted primarily of the trademark ($5,159), receivables and inventory. Additionally, the Company assumed certain liabilities of approximately $500. The purchase was financed by the Company with additional bank borrowings of $5,000 with the remaining $607 being funded by the Company (Note 5).

(13) ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

            The Company maintains certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. The Company pays a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective January 1, 1993, the Company's contribution is a service-based percentage of the full premium. The Company pays these benefits as claims are incurred.

            Net periodic postretirement health care benefits cost for the years ended November 30, 1998, 1997 and 1996, included the following components:

                                                           1998     1997    1996
                                                           ----     ----    ----

Service cost (benefits earned during the period) ......    $ 19     $ 29    $ 36
Interest cost on accumulated postretirement
  benefits obligation .................................      82      115     101
Amortization of net loss (gain) .......................     (18)       2      --
                                                           ----     ----    ----
Net periodic postretirement benefits cost .............    $ 83     $146    $137
                                                           ====     ====    ====

            The following table sets forth the funded status of the plan, reconciled to the accrued postretirement health care benefits recognized in the Company's balance sheets at November 30, 1998 and 1997:

                                                              1998        1997
                                                             ------     -------
Accumulated postretirement benefits obligation:
  Retirees .............................................     $  722     $   715
  Fully eligible active plan participants ..............        246         502
  Other active participants ............................        252         377
Unrecognized net gain (loss) ...........................        210        (160)
                                                             ------     -------
Accrued postretirement health care benefits ............     $1,430     $ 1,434
                                                             ======     =======

            For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed in 1998 and 1997. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at November 30, 1998 and 1997. A 1% increase in the assumed health care cost trend rate would not affect the accumulated postretirement benefit obligation as of November 30, 1998 or the aggregate of the service and interest cost components of the net annual postretirement benefit cost for the year ended November 30, 1998.

(14) SUBSEQUENT EVENT

            On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (Thompson) for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility. The new $165,000 senior credit facility consists of a $115,000 term loan and a $50,000 working capital revolving line of credit of which $21,500 was initially drawn. The proceeds of the new credit facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness.

            On December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities.

                              REPORT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS

TO CHATTEM, INC.:

We have audited the accompanying consolidated balance sheets of Chattem, Inc. (a Tennessee corporation) and subsidiaries as of November 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chattem, Inc. and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
January 22, 1999
(except with respect to the
 matter discussed in the
 second paragraph of Note 10
 as to which the date is
 February 19, 1999)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 1999             CHATTEM, INC.


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