Form 10-Q
period 1999-02-28
CHATTEM INC
filed 1999-04-14
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999
                          COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 12, 1999, 9,765,799 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX



                                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of February 28, 1999 and
      November 30, 1998.......................................................................3


    Consolidated Statements of Income for the Three
      Months Ended February 28, 1999 and 1998.................................................5


    Consolidated Statements of Cash Flows for the Three Months Ended
      February 28, 1999 and 1998..............................................................6


    Notes to Consolidated Financial Statements................................................7


  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations................................................................10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................................18

  Item 6.  Exhibits and Reports on Form 8-K..................................................18


SIGNATURES...................................................................................19


EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          FEBRUARY 28,         NOVEMBER 30,
ASSETS                                                                        1999                1998
------                                                                   --------------       ---------------
                                                                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents..................................           $         3,120      $          2,076
  Accounts receivable, net...................................                    52,633                36,581
  Refundable and deferred income taxes.......................                     3,049                 3,049
  Inventories................................................                    23,341                19,606
  Prepaid expenses and other current assets..................                       925                   784
                                                                        ---------------      ----------------
    Total current assets.....................................                    83,068                62,096
                                                                        ---------------      ----------------
PROPERTY, PLANT AND EQUIPMENT, NET ..........................                    18,463                18,146
                                                                        ---------------      ----------------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc...................................                     3,172                 3,102
  Patents, trademarks and other purchased product rights, net                   361,798               272,226
  Debt issuance costs, net...................................                    11,402                10,091
  Other......................................................                     2,715                 3,351
                                                                        ---------------      ----------------
    Total other noncurrent assets............................                   379,087               288,770
                                                                        ---------------      ----------------

      TOTAL ASSETS...................................                    $      480,618        $      369,012
                                                                        ---------------      ----------------
                                                                        ---------------      ----------------




The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              FEBRUARY 28,         NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                              1999                1998
------------------------------------                                          -----------          ------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt.........................               $      14,000         $      17,444
  Accounts payable.............................................                      11,453                12,733
  Payable to bank..............................................                       5,531                 1,026
  Accrued liabilities..........................................                      40,132                30,209
                                                                              -------------         -------------
    Total current liabilities..................................                      71,116                61,412
                                                                              -------------         -------------
LONG-TERM DEBT, less current maturities .......................                     367,379               273,913
                                                                              -------------         -------------
DEFERRED INCOME TAXES .........................................                       6,826                 6,826
                                                                              -------------         -------------
OTHER NONCURRENT LIABILITIES ..................................                       2,127                 2,110
                                                                              -------------         -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued................................................                         --                    --
  Common shares, without par value, authorized 20,000,
    issued 9,763 at February 28, 1999 and 9,574 at
    November 30, 1998..........................................                       2,033                 1,994
  Paid-in surplus..............................................                      74,369                69,068
  Accumulated deficit..........................................                     (41,810)              (44,960)
                                                                              -------------         -------------
                                                                                     34,592                26,102
  Cumulative other comprehensive income -
    foreign currency translation adjustment ....................                     (1,422)               (1,351)
                                                                              -------------         -------------
     Total shareholders' equity.................................                     33,170                24,751
                                                                              -------------         -------------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                                              $     480,618         $     369,012
                                                                              -------------         -------------
                                                                              -------------         -------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                                   FOR THE THREE MONTHS ENDED
                                                                         FEBRUARY 28,
                                                                   --------------------------
                                                                      1999               1998
                                                                   ---------          ---------

NET SALES.......................................                   $  62,728          $  34,921
                                                                   ---------          ---------
COSTS AND EXPENSES:
  Cost of sales..................................                     16,880              9,682
  Advertising and promotion......................                     24,738             15,180
  Selling, general and administrative............                      6,700              5,159
                                                                   ---------          ---------
    Total costs and expenses.....................                     48,318             30,021
                                                                   ---------          ---------
INCOME FROM OPERATIONS ..........................                     14,410              4,900
                                                                   ---------          ---------
OTHER INCOME (EXPENSE):
  Interest expense...............................                     (8,806)            (4,180)
  Investment and other income, net...............                        131                192
                                                                   ---------          ---------
    Total other income (expense).................                     (8,675)            (3,988)
                                                                   ---------          ---------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ............................                      5,735                912

PROVISION FOR INCOME TAXES ......................                      2,158                303
                                                                   ---------          ---------
INCOME BEFORE EXTRAORDINARY LOSS ................                      3,577                609

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET ....................                      (427)                --
                                                                   ---------          ---------
NET INCOME........................................                 $   3,150          $     609
                                                                   ---------          ---------
                                                                   ---------          ---------
COMMON SHARES:
  Weighted average number outstanding (basic) .....                    9,712              9,087
                                                                   ---------          ---------
                                                                   ---------          ---------
  Weighted average number and dilutive potential number
    outstanding....................................                   10,118              9,481
                                                                   ---------          ---------
                                                                   ---------          ---------
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
   Income before extraordinary loss.................               $     .37          $     .07
   Extraordinary loss...............................                    (.04)                --
                                                                   ---------          ---------
    Total basic                                                    $     .33          $     .07
                                                                   ---------          ---------
                                                                   ---------          ---------
  Diluted:
   Income before extraordinary loss                                $     .35          $     .06
   Extraordinary loss                                                   (.04)                --
                                                                   ---------          ---------
     Total diluted                                                 $     .31          $     .06
                                                                   ---------          ---------
                                                                   ---------          ---------



The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                   FOR THE THREE MONTHS
                                                                    ENDED FEBRUARY 28,
                                                                  ----------------------
                                                                    1999         1998
                                                                  ---------    ---------
OPERATING ACTIVITIES:
  Net income ..................................................   $   3,150    $     609
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ...........................       3,488        1,691
      Dividend receivable from Elcat, Inc. ....................         (70)        (164)
      Extraordinary loss on extinguishment of debt, net .......         427           --
      Other, net ..............................................           8         (285)
      Changes in operating assets and liabilities:
        Increase in accounts receivable .......................     (16,052)      (2,518)
        Increase in inventories ...............................      (3,735)      (2,244)
        (Increase) decrease in prepaid expenses and
          other current assets ................................         (12)         659
        Decrease in accounts payable ..........................      (1,280)      (5,359)
        Increase (decrease) in other accrued liabilities ......       9,581         (518)
                                                                  ---------    ---------
           Net cash used in operating activities ..............      (4,495)      (8,129)
                                                                  ---------    ---------
INVESTING ACTIVITIES:
      Purchase of property, plant and equipment ...............        (864)        (566)
      Additions to patents, trademarks and other product rights     (86,324)         (96)
      Proceeds from sale of investment ........................         387           --
      Increase in other assets, net ...........................        (214)          --
                                                                  ---------    ---------
           Net cash used in investing activities ..............     (87,015)        (662)
                                                                  ---------    ---------
FINANCING ACTIVITIES:
      Repayment of long-term debt .............................     (48,515)      (3,318)
      Proceeds from long-term debt ............................     138,500        6,000
      Proceeds from exercise of stock options and warrants ....         429           88
      Change in payable to bank ...............................       4,505        2,750
      Debt issuance costs .....................................      (2,355)        (169)
                                                                  ---------    ---------
           Net cash provided by financing activities ..........      92,564        5,351
                                                                  ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS .................................................         (10)         (20)
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the period ......................       1,044       (3,460)
      At beginning of period ..................................       2,076        4,858
                                                                  ---------    ---------
      At end of period ........................................   $   3,120    $   1,398
                                                                  ---------    ---------
                                                                  ---------    ---------
PAYMENTS FOR:
      Interest ................................................   $   4,283    $   6,057
      Taxes ...................................................   $   2,232    $     221


The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1998. The 1998 Annual Report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter health care and toiletries and skin care products. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. ("Thompson") for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility consisting of a $115,000 term loan and a $50,000 working capital revolving line of credit of which $17,500 was outstanding at February 28, 1999. The proceeds of the new credit facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness.

4. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of domestic seasonal and international consumer products and the relative absence of promotional campaigns during this quarter. As a result of the Company's acquisitions of BAN and the Thompson products in March and December 1998, respectively, seasonality should not be as pronounced as in years past; however, because of seasonal products, net sales and gross profit during the first fiscal quarter will continue to trail the other fiscal quarters.

5. Inventories consisted of the following at February 28, 1999 and November 30, 1998:

                                                February 28,     November 30,
                                                   1999             1998
                                                ------------     ------------
   Raw materials and work in process........     $    9,270       $     7,903
   Finished goods...........................         16,481            14,113
   Excess of current cost over LIFO
     values ................................         (2,410)           (2,410)
                                                 -----------      ------------
       Total inventories ...................     $   23,341       $    19,606
                                                 -----------      ------------
                                                 -----------      ------------


6. Accrued liabilities consisted of the following at February 28, 1999 and November 30, 1998:

                                                 February 28,      November 30,
                                                    1999              1998
                                                 ------------      ------------
   Income and other taxes ...................    $   3,674          $   3,881
   Salaries, wages and commissions ..........        1,526              2,850
   Advertising and promotion ................       16,535              8,896
   Interest .................................       10,075              5,969
   Product acquisitions and
     divestitures ...........................        4,059              3,290
   Royalties ................................          329              2,889
   Other ....................................        3,934              2,434
                                                 ---------          ---------
     Total accrued liabilities ..............    $  40,132          $  30,209
                                                 ---------          ---------
                                                 ---------          ---------



7. Effective December 1, 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and other Retirement Benefits."

      SFAS No.130 requires the Company to include a financial statement presentation of comprehensive income and its components. Note 8 of these Notes to Consolidated Financial Statements presents this information. The Shareholders' Equity sections of the accompanying Consolidated Balance Sheets as of February 28, 1999 and November 30, 1998 also present the "Cumulative other comprehensive income" portion of the respective cumulative comprehensive income.

      SFAS No. 131 requires the Company to expand the financial statement disclosures for operating segments, products and services and geographic areas. For fiscal 1999 only, the Company has elected not to provide the required disclosures for interim reporting periods, as allowed under the provisions of this statement, but will present the required information in its annual report for fiscal 1999 on a comparative annual basis.

      SFAS No. 132 revises the Company's disclosures about pension and other post retirement benefits plans. These revisions will be reflected in the Company's annual report for fiscal 1999.

8. Comprehensive income consisted of the following components for the three months ended February 28, 1999 and 1998, respectively:

                                               1999       1998
                                           --------   --------
   Net income............................  $  3,150   $    609
   Other - foreign currency
    translation adjustment...............       (71)       (93)
                                           --------   --------
      Total comprehensive income......     $  3,079   $    516
                                           --------   --------
                                           --------   --------


9. On December 21, 1998, the Company refinanced its existing credit facilities with $165,000 in senior secured credit facilities (the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks, led by Bank of America as agent. The Credit Facilities include a $50,000 revolving credit facility and a $115,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson products and related fees and expenses and to finance working capital and other general corporate needs. The $50,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by the Company that are customary in loan agreements and securities instruments relating to financing of this type.

     The Company may elect either the greater of (i) the prime rate or federal funds rate plus .5% or (ii) a floating rate or Eurodollar interest rate option applicable to the term and revolving line loans under the Credit Facilities. The prime rate and Eurodollar interest rate options are based on a base rate plus a rate margin that fluctuates on the basis of the Company's senior leverage ratio.

10. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility consisting of a $115,000 term loan and a $50,000 working capital revolving line of credit of which $17,500 was outstanding at February 28, 1999. The proceeds of the new credit facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness.

For the three months ended February 28, 1999, the Company experienced a $27,807, or 79.6%, increase in sales to $62,728 from $34,921 in the first quarter of fiscal 1998. Operating income during the period likewise increased $9,510, or 194.1%, to $14,410 from $4,900. Income before an extraordinary loss of $3,577, or $.35 per diluted share, was recorded during the period compared to $609, or $.06 per diluted share, during the same period last year.

The BAN brand, acquired in March 1998, and the Thompson products, purchased in December 1998, were primarily responsible for the improvement in the Company's operating results for the three months ended February 28, 1999.

The Company recorded a loss of $427, net of income taxes, on the early extinguishment of debt in the first quarter of fiscal 1999. The charge consisted of bank fees and expenses which were written off in conjunction with the refinancing of the Company's senior debt to fund the Thompson acquisition.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first quarter of fiscal 1999, the Company introduced the following line extensions/new products: GOLD BOND Triple Antibiotic Ointment, REPOSE Stress Relief Formula, BULLFROG MAGICBLOCK and PHISODERM 4 Way Daily Acne Cleanser. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                                                   FOR THE THREE MONTHS
                                                                    ENDED FEBRUARY 28,
                                                                 ------------------------
                                                                  1999              1998
                                                                  ----              ----

NET SALES ..................................................     100.0%              100.0%
                                                                 -----               -----
COSTS AND EXPENSES:
  Cost of sales ............................................      26.9                27.7
  Advertising and promotion ................................      39.4                43.5
  Selling, general and administrative ......................      10.7                14.8
                                                                 -----               -----
    Total costs and expenses ...............................      77.0                86.0
                                                                 -----               -----
INCOME FROM OPERATIONS......................................      23.0                14.0
                                                                 -----               -----
OTHER INCOME (EXPENSES):
  Interest expense .........................................     (14.0)              (11.9)
  Investment and other income, net .........................        .2                  .5
                                                                 -----               -----
    Total other income (expense) ...........................     (13.8)              (11.4)
                                                                 -----               -----
INCOME BEFORE INCOME TAXES .................................       9.2                 2.6

PROVISION FOR INCOME TAXES .................................       3.5                  .9
                                                                 -----               -----
INCOME BEFORE EXTRAORDINARY
  LOSS .....................................................       5.7%                1.7%
                                                                 -----               -----
                                                                 -----               -----


COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

Net sales for the three months ended February 28, 1999 increased $27,807, or 79.6%, to $62,728 from $34,921 for the same period last year. Domestic consumer products sales increased $27,726, or 87.1%, to $59,544 from $31,818 for last year's comparable period. Net sales of international consumer products increased $81, or 2.6%, from $3,103 in the 1998 period to $3,184 in the current period.

The increase in domestic consumer products sales in the 1999 period was primarily due to the BAN brand and the Thompson products acquired in March and December 1998, respectively. Sales increases were also registered for the GOLD BOND and PHISODERM product lines, while decreases were experienced by the BULLFROG and SUNSOURCE brands. With the exception of the CORNSILK brand, which was sold in May 1998, sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1998. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the GOLD BOND product line was led by the introductions of the Medicated Lotion product in the third quarter of fiscal 1998 and the Triple Antibiotic Ointment in the first quarter of 1999, although major sales increases were realized for the medicated powders and cream products. GOLD BOND sales in the current period were favorably affected by increased marketing support. PHISODERM sales increases in the current period were largely the result of the introduction of the 4 Way Daily Acne Cleanser line extension and increased advertising and promotional expenditures.

The sales decline in the current period for the SUNSOURCE products reflected the absence of a major distribution effort for those products unlike the same 1998 period in which HARMONEX was launched, and the general softening of the dietary supplements' market. The decline in BULLFROG sales in the current period was largely a result of sales falling into the second fiscal quarter of 1999 as compared to the first quarter of fiscal 1998.

International consumer products sales for the first quarter of fiscal 1999 increased $235, or 25.7%, for the Canadian operation but declined $792 or 42.2%, for the United Kingdom business. The increase in Canadian sales was almost entirely associated with the BAN brand, although sales increases were recorded for FLEXALL and the Thompson products, the latter of which were acquired in December 1998. Sales declines were recorded for all of the United Kingdom brands largely due to generally weak economic conditions presently existing in the United Kingdom and Western Europe. U.S. export sales increased $638, or 203.8%, for the 1999 period as compared to the same period in fiscal 1998, with practically all of the increase being associated with the BAN product line. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

Cost of goods sold as a percentage of net sales improved to 26.9% from 27.7% in the 1998 period. The improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $9,558, or 63.0%, and were 39.4% of net sales compared to 43.5% in the corresponding 1998 period. The majority of the increase in the 1999 period was related to the BAN and Thompson products, acquired in March and December 1998, respectively, and to the GOLD BOND and PHISODERM brands. Declines were recorded for the FLEXALL, HERPECIN-L, SUNSOURCE and CORNSILK brands. The CORNSILK product line was sold in May 1998.

The increase of $1,541, or 29.9%, in selling, general and administrative expenses in the 1999 period was largely associated with direct selling expenses, resulting from increased sales, and with various expenses of the general service departments of the Company. The selling, general and administrative expenses were 10.7% of net sales in the current period as compared to 14.8% in the same period of last fiscal year, reflecting the increase in sales from newly acquired brands without any significant corresponding increase in overhead costs.

Interest expense increased $4,626, or 110.7%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson products' acquisitions in March and December 1998, respectively.

Investment and other income decreased $61, or 31.8%, largely due to the decrease in dividends from a reduced investment in Elcat, Inc.

An extraordinary loss of $427, net of income tax benefit, related to the early extinguishment of debt was recorded in 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term bank debt retired before maturity in the current period.

The increase of $2,968, or 487.4%, in net income before extraordinary loss in the 1999 period was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expenses and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital and capital expenditures.

Cash of $4,495 and $8,129 was used in operations for the three months ended February 28, 1999 and 1998, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in net income, depreciation and amortization and accrued liabilities. The increases were due in part to the BAN and Thompson products' acquisitions in March and December 1998, respectively.

Investing activities used cash of $87,015 and $662 in the three months ended February 28, 1999 and 1998, respectively. The increase of $86,353 in the current period was largely the result of increased property, plant and equipment additions and the acquisition of the Thompson products' trademarks and related assets in December 1998.

Financing activities provided cash of $92,564 in the three months ended February 28, 1999 compared to $5,351 for the comparable prior year period. The increase of $87,213 in the current period reflects additional bank borrowings required for the purchase of the Thompson products in December 1998.

The following table presents working capital data at February 28, 1999 and November 30, 1998 or for the respective periods then ended:


                                   ITEM                                       1999             1998
                               ------------                               ------------    ------------

     Working capital (current assets less current liabilities) .......   $    11,952       $       684
     Current ratio (current assets divided by current liabilities) ...          1.17              1.01
     Quick ratio (cash and cash equivalents and accounts
       receivable divided by current liabilities) ....................           .78               .63
     Average accounts receivable turnover ............................          5.96              6.81
     Average inventory turnover ......................................          3.40              3.57
     Working capital as a percentage of total assets .................          2.49%              .19%


The improvement in the current and quick ratio at February 28, 1999 as compared to November 30, 1998, reflects primarily increases in accounts receivable and inventories, which were largely associated with the Thompson products acquired in December 1998, the seasonal products, e.g., BULLFROG and SUN-IN, and the reduction of accounts payable.

Total loans outstanding were $381,379 at February 28, 1999 compared to $291,357 at November 30, 1998, an increase of $90,022 during the first quarter of 1999. This increase is primarily the result of additional loans required to purchase the Thompson products in December 1998.

The new credit facility consists of a $115,000 term loan and a $50,000 working capital revolving loan of which $17,500 was outstanding at February 28, 1999. The proceeds of the new credit facility were used to fund the Thompson acquisition and related fees and expenses and refinance existing bank indebtedness.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calcuations using the year 2000 date are a known risk. The Company has develped a plan to ensure its systems are compliant with the requirements to fulfilling those compliance requirements:

THE COMPANY'S STATE OF READINESS

The Company is in the process of replacing its current information technology ("IT") systems with a new fully integrated computer system to replace all hardware and software that the Company uses in its financial, manufacturing and customer services functions. The new IT system will be year 2000 compliant. Accordingly, the year 2000 compliance requirements are considered only a portion of the Company's system replacement effort. This replacement is expected to be completed on or before December 1, 1999, the beginning of the Company's 2000 fiscal year. Although the Company believes that the new IT system will be year 2000 compliant, the Company uses third party equipment and software that may not be year 2000 compliant. If any of this software or equipment does not operate properly in the year 2000 and thereafter, the Company could be forced to make unanticipated expenditures to cure these problems, which could adversely affect the Company's business.

COST TO ADDRESS YEAR 2000 ISSUES

The total cost of the new software and implementation necessary to replace the Company's current IT system plus address the year 2000 issues is estimated to be approximately $2,000. Plan costs have been budgeted in the Company's capital expenditures budget. The projected costs are based on management's best estimate and actual results could differ as the new system is implemented. Approximately $1,150 had been expended and capitalized on this system at February 28, 1999.

RISK OF YEAR 2000 ISSUES

The Company is in the process of execution of its formal year 2000 compliance plan and expects to achieve implementation on or before December 1, 1999.

The Company is requesting from certain of its principal customers and suppliers written statements regarding their knowledge of and plans for meeting the year 2000 compliance requirements. All respondents indicate that they have knowledge of and are in the process of fulfilling these requirements. These companies have stated that they are at various stages of completion of their compliance plans, but all have indicated that they expect to be in full year 2000 compliance by or before the end of their 1999 fiscal year.

In the event that the Company or any of its significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

CONTINGENCY PLANS

The Company is currently developing a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency system will be activated by December 1, 1999. The cost of these temporary measures is estimated between $500 and $1,000.

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

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 28, 1999 and 1998, these subsidiaries accounted for 4% and 8% of total revenues, respectively, and 2% and 4% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $2 and $49 for the three months ended February 28, 1999 and 1998, respectively, resulted from foreign currency transactions.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written and oral forward looking statements. Written forward looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward looking statements. The Company relies on this safe harbor in making such disclosures. The forward looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and restrictions under bank loan agreements and indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; product liability and insurance; year 2000; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February 1999 a complaint was filed by Genderm Corporation ("Genderm") in the U.S. District Court alleging, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringe upon a patent licensed to Genderm. The complaint requests injunctive relief, compensatory and treble damages, costs and attorneys' fees. A hearing on the injunctive relief is currently scheduled for April 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          (1)  Statement regarding computation of per share earnings (Exhibit
               11).

          (2) Financial data schedule (Exhibit 27).

     (b) The following Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended February 28, 1999:

          Report dated December 21, 1998 relating to signing by the Company of a purchase and sale agreement to acquire certain products from Thompson Medical Company, Inc.

          Amendment No.1 to Report dated December 21, 1998 above, providing financial and pro-forma financial information.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     CHATTEM, INC.
                                                     (Registrant)


Dated: APRIL 14, 1999                           /s/ A. ALEXANDER TAYLOR II
      -----------------------                   -------------------------------
                                                   A. Alexander Taylor II
                                                   President and Director
                                                   (Chief Operating Officer)


                                                /s/ STEPHEN M. POWELL
                                                -------------------------------
                                                   Stephen M. Powell
                                                   (Chief Accounting Officer)