Form 10-Q
period 1999-05-31
CHATTEM INC
filed 1999-07-15
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999
                          COMMISSION FILE NUMBER 0-5905




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

AS OF JULY 12, 1999, 9,793,733 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX



                                                                                        PAGE NO.
                                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of  May 31, 1999 and
      November 30, 1998...........................................................          3

    Consolidated Statements of Income for the Three and Six
      Months Ended May 31, 1999 and 1998..........................................          5

    Consolidated Statements of Cash Flows for the Six Months Ended
      May 31, 1999 and 1998.......................................................          6

    Notes to Consolidated Financial Statements....................................          7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................................         11

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings......................................................         22

  Item 4.  Submission of Matters to a Vote of Security Holders....................         22

  Item 6.  Exhibits and Reports on Form 8-K.......................................         22

SIGNATURES........................................................................         23

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                                         PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             MAY 31,             NOVEMBER 30,
ASSETS                                                                         1999                  1998
------                                                                   ----------------      ----------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...............................                $         4,869      $          2,076
  Accounts receivable, less allowance for doubtful                                 58,400                36,581
    accounts of $850 at May 31, 1999 and $775 at
    November 30, 1998.....................................
  Refundable and deferred income taxes....................                          3,058                 3,049
  Inventories.............................................                         22,980                19,606
  Prepaid expenses and other current assets...............                          1,149                   784
                                                                          ---------------      ----------------
    Total current assets..................................                         90,456                62,096
                                                                          ---------------      ----------------

PROPERTY, PLANT AND EQUIPMENT, NET .......................                         20,256                18,146
                                                                          ---------------      ----------------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ..............................                          3,242                 3,102
  Patents, trademarks and other purchased product rights, net                     360,200               272,226
  Debt issuance costs, net................................                         12,461                10,091
  Other...................................................                          3,161                 3,351
                                                                          ---------------      ----------------
    Total other noncurrent assets.........................                        379,064               288,770
                                                                          ---------------      ----------------

      TOTAL ASSETS........................................                $       489,776      $        369,012
                                                                          ---------------      ----------------
                                                                          ---------------      ----------------

The accompanying notes are an integral part of these consolidated financial statements.


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                   MAY 31,            NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1999                  1998
------------------------------------                                            ------------          ------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................        $      9,000          $     17,444
  Accounts payable......................................................              13,244                12,733
  Payable to bank.......................................................                 128                 1,026
  Accrued liabilities...................................................              42,246                30,209
                                                                                ------------          ------------
    Total current liabilities...........................................              64,618                61,412
                                                                                ------------          ------------
LONG-TERM DEBT, less current maturities ................................             378,547               273,913
                                                                                ------------          ------------
DEFERRED INCOME TAXES ..................................................               6,826                 6,826
                                                                                ------------          ------------
OTHER NONCURRENT LIABILITIES ...........................................               2,150                 2,110
                                                                                ------------          ------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued.........................................................                  --                    --
  Common shares, without par value, authorized 50,000,
    issued 9,764 at May 31, 1999 and 9,574 at
    November 30, 1998...................................................               2,034                 1,994
  Paid-in surplus.......................................................              73,818                69,068
  Accumulated deficit...................................................             (36,743)              (44,960)
                                                                                ------------          ------------
                                                                                      39,109                26,102
  Cumulative other comprehensive income -
    Foreign currency translation adjustment ............................              (1,474)               (1,351)
                                                                                ------------          ------------
     Total shareholders' equity.........................................              37,635                24,751
                                                                                ------------          ------------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY........................................................        $    489,776          $    369,012
                                                                                ------------          ------------
                                                                                ------------          ------------

The accompanying notes are an integral part of these consolidated financial statements.


                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)


                                                          FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                             ENDED MAY 31,                       ENDED MAY 31,
                                                        --------------------------        ---------------------------
                                                            1999          1998                 1999           1998
                                                        ------------  ------------        ------------   ------------

NET SALES........................................        $   83,441    $   58,545           $  146,169     $   93,466
                                                         -----------   -----------          -----------    ----------

COSTS AND EXPENSES:
  Cost of sales..................................            21,794        15,854               38,674         25,536
  Advertising and promotion......................            33,315        23,202               58,053         38,382
  Selling, general and administrative............             7,984         6,741               14,684         11,900
                                                         -----------   -----------          -----------    ----------
    Total costs and expenses.....................            63,093        45,797              111,411         75,818
                                                         -----------   -----------           ----------    ----------
INCOME FROM OPERATIONS .........................             20,348        12,748               34,758         17,648
                                                         -----------   -----------          -----------    ----------

OTHER INCOME (EXPENSE):
  Interest expense...............................            (9,342)       (7,332)             (18,148)       (11,512)
  Investment and other income....................               113           243                  244            435
  Gain on product divestiture....................                --        10,442                   --         10,442
                                                         -----------   -----------          -----------    -----------
    Total other income (expense).................            (9,229)        3,353              (17,904)          (635)
                                                         -----------   -----------          -----------    -----------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY LOSS...............................            11,119        16,101               16,854         17,013

PROVISION FOR INCOME TAXES ......................             4,179         6,032                6,337          6,335
                                                         -----------   -----------          -----------    ----------

INCOME BEFORE EXTRAORDINARY LOSS ................             6,940        10,069               10,517         10,678

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET ...................            (1,873)       (1,901)              (2,300)        (1,901)
                                                         -----------   -----------          -----------    -----------


NET INCOME.......................................        $    5,067    $    8,168           $    8,217     $    8,777
                                                         -----------   -----------          -----------    ----------
                                                         -----------   -----------          -----------    ----------
COMMON SHARES:

  Weighted average number outstanding (basic)....             9,741         9,370                9,726          9,149
                                                         -----------   -----------          -----------    ----------
                                                         -----------   -----------          -----------    ----------
  Weighted average and dilutive potential number
    outstanding..................................            10,112         9,829               10,105          9,548
                                                         -----------   -----------          -----------    ----------
                                                         -----------   -----------          -----------    ----------
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss.............         $     .71     $    1.07            $    1.08      $    1.17
    Extraordinary loss...........................              (.19)         (.20)                (.24)          (.21)
                                                         -----------   -----------          -----------    ----------
      Total basic................................         $     .52     $     .87            $     .84       $    .96
                                                         -----------   -----------          -----------    ----------
                                                         -----------   -----------          -----------    ----------
  Diluted:
    Income before extraordinary loss.............          $    .69      $   1.02             $   1.04       $   1.12
    Extraordinary loss...........................              (.19)         (.19)                (.23)          (.20)
                                                         -----------   -----------          -----------    ----------
      Total diluted..............................         $     .50     $     .83             $    .81       $    .92
                                                         -----------   -----------          -----------    ----------
                                                         -----------   -----------          -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.


                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                    FOR THE SIX MONTHS ENDED MAY 31,
                                                                         1999                1998
                                                                    ------------         -----------
OPERATING ACTIVITIES:
  Net income...................................................     $      8,217         $     8,777
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization............................            7,113               4,121
      Extraordinary loss on early extinguishment of debt, net..            2,300               1,901
      Gain on sale of trademarks and other product rights......               --             (10,442)
      Dividend receivable from Elcat, Inc. ....................             (140)               (328)
      Other, net...............................................               28                 111
      Changes in operating assets and liabilities:
       Increase in accounts receivable, net of acquisitions....          (21,819)            (16,434)
       Decrease in inventories.................................              119                 910
       Increase in refundable and deferred income taxes........               (9)                 --
      (Increase) decrease in prepaid and other current assets..             (149)                729
       Increase in accounts payable and accrued liabilities....           13,476              15,624
                                                                    ------------         -----------
           Net cash provided by operating activities...........            9,136               4,969
                                                                    ------------         -----------

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment...............           (2,473)             (7,348)
      Proceeds from sale of investment.........................              387                  --
      Purchase of trademarks and other related assets..........          (91,293)           (165,128)
      Proceeds from sale of trademarks and other product rights               --              11,750
      Other, net...............................................           (1,147)               (293)
                                                                    ------------         -----------
           Net cash used in investing activities...............          (94,526)           (161,019)
                                                                    ------------         -----------

FINANCING ACTIVITIES:
      Repayment of long-term debt..............................         (126,493)            (95,998)
      Proceeds from long-term debt.............................          221,781             262,365
      Proceeds from exercise of stock options and warrants.....              675               2,458
      Repurchase of common stock...............................             (885)                 --
      Debt issuance costs......................................           (4,829)             (8,297)
      Cancellation of interest rate swap agreements............           (1,155)                 --
      Decrease in payable to bank..............................             (898)               (865)
                                                                    ------------         -----------
           Net cash provided by financing activities...........           88,196             159,663
                                                                    ------------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS................................................             (13)                 (8)
                                                                    ------------         -----------
CASH AND CASH EQUIVALENTS:
      Increase for the period...................................           2,793               3,605
      At beginning of period....................................           2,076               4,858
                                                                    ------------         -----------
      At end of period..........................................   $       4,869        $      8,463
                                                                    ------------         -----------
                                                                    ------------         -----------

PAYMENTS FOR:
      Interest..................................................    $     17,170        $      8,053
      Taxes.....................................................    $      3,981        $        272

The accompanying notes are an integral part of these consolidated financial statements.


                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1998. The 1998 Annual Report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated.

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter health and skin care products. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years.

4.   Inventories consisted of the following at May 31, 1999 and November 30,
     1998:



                                                             May 31,        November 30,
                                                              1999              1998
                                                            --------        ------------

          Raw materials and work in process                 $  9,140         $   7,903
          Finished goods...................                   16,250            14,113
          Excess of current cost over LIFO
            values.........................                   (2,410)           (2,410)
                                                            --------         ---------
              Total inventories............                 $ 22,980         $  19,606
                                                            --------         ---------
                                                            --------         ---------

5. Accrued liabilities consisted of the following at May 31, 1999 and November 30, 1998:


                                             May 31,   November 30,
                                               1999        1998
                                           ----------  ------------

         Income and other taxes ........     $ 4,464     $ 3,881
         Salaries, wages and commissions       2,298       2,850
         Advertising and promotion .....      21,071       8,896
         Interest ......................       6,880       5,969
         Product acquisitions and
          divestitures .................       3,635       3,290
         Royalties .....................         143       2,889
         Other .........................       3,755       2,434
                                             -------     -------
         Total accrued liabilities .....     $42,246     $30,209
                                             -------     -------
                                             -------     -------


6. Effective December 1, 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and other Retirement Benefits."

     SFAS No. 130 requires the Company to include a financial statement presentation of comprehensive income and its components. Note 7 of these Notes to Consolidated Financial Statements presents this information. The Shareholders' Equity sections of the accompanying Consolidated Balance Sheets as of May 31, 1999 and November 30, 1998 also present the "Cumulative other comprehensive income" portion of the respective cumulative comprehensive income.

     SFAS No. 131 requires the Company to expand the financial statement disclosures for operating segments, products and services and geographic areas. For fiscal 1999, the Company in accordance with the provisions of this statement has elected not to provide the disclosures for interim reporting periods, but will present the required information in its annual report for fiscal 1999 on a comparative annual basis.

     SFAS No. 132 revises the Company's disclosures about pension and other post retirement benefits plans. These revisions will be reflected in the Company's annual report for fiscal 1999.

7. Comprehensive income consisted of the following components for the three and six months ended May 31, 1999 and 1998, respectively:


                                                        For the Three Months        For the Six Months
                                                            Ended May 31,              Ended May 31,
                                                       1999           1998            1999           1998
                                                    -----------    -----------    -----------    ----------
       Net income.....................              $    5,067     $    8,168     $    8,217    $    8,777
       Other - foreign currency
          translation adjustment......                     (52)           102           (123)            9
                                                   ------------   ------------   ------------  ------------
              Total                                 $    5,015     $    8,270     $    8,094    $    8,786
                                                   ------------   ------------   ------------  ------------
                                                   ------------   ------------   ------------  ------------

8. On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (the "Thompson Medical brands") for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility.

9. On December 21, 1998, the Company refinanced its existing credit facilities with $165,000 in senior secured credit facilities (the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks, led by Bank of America as agent. The Credit Facilities include a $50,000 revolving credit facility and a $115,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson Medical brands and related fees and expenses and to finance working capital and other general corporate needs. The $50,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by the Company that are customary in loan agreements and securities instruments relating to financing of this type.

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

10. On May 7, 1999 the Company issued an additional $75,000 of its 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under the Company's $250,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The net proceeds from the issuance of the additional notes were used to retire $41,500 of the then outstanding balance of the Company's $115,000 term bank loan and the outstanding balance of $25,500 of its revolving bank loan dated December 21, 1998.

     Concurrent with the closing of the $75,000 note issue, the Company amended its senior credit facility. The amended facility, provided by a syndicate of banks, consists of a $70,000 term loan and a $50,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by the Company that are customary in loan agreements relating to financing of this type.

11. In February 1999 a complaint was filed against the Company by Genderm Corporation ("Genderm") in the U.S. District Court for the District of Arizona. The complaint alleged, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringed U.S. Patent 4,485,450 owned by Joel Bernstein, M.D. and licensed to Genderm (the "Patent"). The complaint requested injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the preliminary injunction was held on April 13-14, 1999. On May 6, 1999 U.S. District Court for the District of Arizona held that Genderm had carried its burden of proving a substantial likelihood of success and ultimately showing that the Patent was infringed and issued a preliminary injunction prohibiting the Company from shipping CAPZASIN-P cream, CAPZASIN-HP cream and ICY HOT Arthritis Therapy Gel. Following the issuance of the preliminary injunction, Chattem reached a settlement with Genderm pursuant to which Chattem made a single payment in exchange for the dismissal of the complaint and a fully paid license to use the Patent until its expiration.

12. During May 1999 the Company retired $6,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. The remaining principal amount outstanding is $42,901.

     In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,300, net of taxes, for the six months ended May 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and termination of interest rate swaps.

13. In March 1999 the Company repurchased for $885, and returned to unissued, 30,000 shares of its common stock, without par value.

14. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

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

On May 7, 1999 the Company issued an additional $75,000 of its 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under the Company's $250,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The net proceeds from the issuance of the additional notes were used to retire $41,500 of the then outstanding balance of the Company's $115,000 term bank loan and the outstanding balance of $25,500 of its revolving bank loan dated December 21, 1998.

Concurrent with the closing of the $75,000 note issue, Chattem amended its senior credit facility. The amended facility, provided by a syndicate of banks, consists of a $70,000 term loan and a $50,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by Chattem that are customary in loan agreements relating to financing of this type.

For the second quarter of fiscal 1999, net sales increased 42.5% to $83,441 from $58,545 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 59.6% to $20,348 for 1999 from $12,748 in 1998. Net income before extraordinary loss and product divestiture for the 1999 period was $6,940, or $.69 per share, as compared to $3,595, or $.37 per share, for the comparable 1998 period, an increase of 93.0%. The increase in earnings per share was achieved despite the weighted average and dilutive potential number of shares outstanding increasing 3.0% from 1998 to 1999.

For the first six months of fiscal 1999, net sales were $146,169 compared to $93,466 for the same period of 1998, a 56.4% increase. Income from operations for the 1999 period was $34,758 versus $17,648 in the comparable 1998 period, a 97.0% increase. Net income before extraordinary loss for the first six months of fiscal 1999 was $10,517, or $1.04 per share, compared to $4,204, or $.44 per share, excluding the gain on the sale of CORNSILK completed in the second fiscal quarter of 1998, an increase of 150.2%.

The BAN brand, acquired in March 1998, the Thompson Medical brands, purchased in December 1998, and the continuing strong performance of the GOLD BOND family of products, including the continuing strength of GOLD BOND Medicated Body Lotion, were primarily responsible for the revenue growth and the improvement in the Company's operating results for the three and six months ended May 31, 1999.

During May 1999 the Company retired $6,750 face amount of its 12.75% Senior Subordinated Notes, due 2004.

In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,300, net of taxes, for the six months ended May 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and the termination of interest rate swaps.

In March 1999 the Company repurchased for $885, and returned to unissued, 30,000 shares of its common stock, without par value.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions of existing products. During the first six months of fiscal 1999, the Company introduced the following line extensions/new products: BAN Ultra Dry Roll-On, BAN Ultra Dry Solid Stick, GOLD BOND Triple Antibiotic Ointment, REPOSE Stress Relief Formula, BULLFROG MAGICBLOCK, SUN-IN Super Streaks and PHISODERM 4 Way Daily Acne Cleanser. Also, new packaging for the entire BAN brand was introduced in the second quarter of fiscal 1999. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                                            FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                ENDED MAY 31,                      ENDED MAY 31,
                                                            --------------------               ---------------------
                                                             1999          1998                 1999           1998
                                                            ------        ------               ------         ------

NET SALES.......................................            100.0%        100.0%               100.0%          100.0%
                                                            -----         -----                -----           -----

COSTS AND EXPENSES:
  Cost of sales.................................             26.1          27.1                 26.5            27.3
  Advertising and promotion.....................             39.9          39.6                 39.7            41.1
  Selling, general and administrative...........              9.6          11.5                 10.0            12.7
                                                            -----         -----                -----           -----
    Total costs and expenses....................             75.6          78.2                 76.2            81.1
                                                            -----         -----                -----           -----

INCOME FROM OPERATIONS .........................             24.4          21.8                 23.8            18.9
                                                            -----         -----                -----           -----

OTHER INCOME (EXPENSE):
  Interest expense..............................            (11.2)        (12.5)               (12.4)          (12.3)
  Investment and other income...................               .1            .4                   .1              .4
  Gain on product divestiture...................               --          17.8                   --            11.2
                                                            -----         -----                -----           -----
     Total other income (expense)...............            (11.1)          5.7                (12.3)            (.7)
                                                            -----         -----                -----           -----

INCOME BEFORE INCOME TAXES .....................             13.3          27.5                 11.5            18.2

PROVISION FOR INCOME TAXES .....................              5.0          10.3                  4.3             6.8
                                                            -----         -----                -----           -----

NET INCOME BEFORE EXTRAORDINARY
  LOSS..........................................              8.3%         17.2%                7.2%            11.4%
                                                            -----         -----                -----           -----
                                                            -----         -----                -----           -----

COMPARISON OF THREE MONTHS ENDED MAY 31, 1999 AND 1998

Net sales for the three months ended May 31, 1999 increased $24,896, or 42.5%, to $83,441 from $58,545 for the same period last year. Domestic consumer products sales increased $23,850, or 44.2%, to $77,795 from $53,945 for last year's comparable period. Net sales of international consumer products increased $1,046, or 22.7%, from $4,600 in the 1998 period to $5,646 in the current period.

The increase in domestic consumer products sales in the 1999 period was primarily due to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and the continuing strong performance of the GOLD BOND product line, especially GOLD BOND Medicated Body Lotion. Sales increases were also registered for the PAMPRIN, SUN-IN, HERPECIN-L and PHISODERM product lines, while decreases were experienced by the SUNSOURCE and BULLFROG brands. With the exception of the CORNSILK brand, which was sold in May 1998, sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1998. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the GOLD BOND product line was led by the introductions of the Medicated Body Lotion product in the third quarter of fiscal 1998 and the Triple Antibiotic Ointment in the first quarter of fiscal 1999, although sales increases were also realized for the medicated powders and cream products. GOLD BOND sales in the current period were also favorably affected by increased marketing support. PHISODERM sales increases in the current period were largely the result of the introduction of the 4 Way Daily Acne Cleanser line extension and increased advertising and promotional expenditures. Sales increases for the PAMPRIN and SUN-IN brands were largely the result of increased marketing support, while the increase in sales of HERPECIN-L was primarily due to more effective advertising. Also, SUN-IN sales in the 1999 period benefited from the introduction of its Super Streaks product in February of the current year.

The sales decline in the current period for the SUNSOURCE products reflected the general softening of sales in the dietary supplements' market. The decline in BULLFROG sales in the current period was largely the result of reduced sales to two larger customers.

International consumer products sales for the second quarter of fiscal 1999 increased $689, or 55.6%, for the Canadian operation but declined $347, or 11.8%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the BAN and certain of the Thompson Medical brands, although sales increases were recorded for all of the remaining brands currently being sold in Canada. Sales declines were recorded for all of the United Kingdom brands, except for SUN-IN, largely due to generally weak economic conditions presently existing in the United Kingdom and Western Europe. U.S. export sales increased $704, or 165.8%, for the 1999 period as compared to the same period in fiscal 1998, with practically all of the increase being associated with the BAN product line. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

Cost of goods sold as a percentage of net sales improved to 26.1% from 27.1% in the 1998 period. The improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $10,113, or 43.6%, and were 39.9% of net sales compared to 39.6% in the corresponding 1998 period. The majority of the increase in the 1999 period was related to the BAN and Thompson Medical brands, acquired in March and December 1998, respectively, and to the GOLD BOND, FLEXALL, SUN-IN and PHISODERM product lines. Declines were recorded for the HERPECIN-L, SUNSOURCE and CORNSILK brands. The CORNSILK product line was sold in May 1998.

The increase of $1,243, or 18.4%, in selling, general and administrative expenses in the 1999 period was largely associated with direct selling expenses, resulting from increased sales, with research and development costs and with various expenses of the general service departments of the Company. The selling, general and administrative expenses were 9.6% of net sales in the current period as compared to 11.5% in the same period of last fiscal year, reflecting the increase in sales from newly acquired brands without a corresponding increase in overhead costs.

Interest expense increased $2,010, or 27.4%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

An extraordinary loss of $1,873, net of taxes, related to the early extinguishment of debt was recorded in 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and termination of interest rate swaps.

Net income of $6,940 before extraordinary loss in the 1999 period was $3,345, or 93.0%, greater than the comparable 1998 amount of $3,595 after excluding the gain of $6,474, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

COMPARISON OF SIX MONTHS ENDED MAY 31, 1999 AND 1998

Net sales for the six months ended May 31, 1999 increased $52,703, or 56.4%, to $146,169 from $93,466 for the same period last year. Domestic consumer products sales increased $51,576, or 60.1%, to $137,338 from $85,762 for last year's comparable period. Net sales of international consumer products increased $1,127, or 14.6%, from $7,704 in the 1998 period to $8,831 in the current period.

The increase in domestic consumer products sales in the 1999 period was primarily due to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and the continuing strong performance of the GOLD BOND family of products, especially GOLD BOND Medicated Body Lotion. Sales increases were also registered for the PAMPRIN, SUN-IN, HERPECIN-L and PHISODERM product lines, while decreases were experienced by the SUNSOURCE and BULLFROG brands. With the exception of the CORNSILK brand, which was sold in May 1998, sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1998. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the GOLD BOND product line was led by the introductions of the Medicated Body Lotion product in the third quarter of fiscal 1998 and the Triple Antibiotic Ointment in the first quarter of 1999, although sales increases were also realized for the medicated powders and cream products. GOLD BOND sales in the current period were also favorably affected by increased marketing support. PHISODERM sales increases in the current period were largely the result of the introduction of the 4 Way Daily Acne Cleanser line extension and increased advertising and promotional expenditures. Sales increases for the PAMPRIN and SUN-IN brands were largely the result of increased marketing support, while the increase in sales of HERPECIN-L was primarily due to more effective advertising. Also, SUN-IN sales in the 1999 period benefited from the introduction of its Super Streaks product in February of the current year.

The sales decline in the current period for the SUNSOURCE products reflected the general softening of sales in the dietary supplements' market. The decline in BULLFROG sales in the current period was largely the result of reduced sales to two larger customers.

International consumer products sales for the first half of fiscal 1999 increased $924, or 42.9%, for the Canadian operation but declined $1,139, or 23.7%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the BAN and certain of the Thompson Medical brands, although sales increases were recorded for all of the remaining brands currently being sold in Canada. Sales declines were recorded for all of the United Kingdom brands, except for SUN-IN, largely due to generally weak economic conditions presently existing in the United Kingdom and Western Europe. U.S. export sales increased $1,342, or 182.0%, for the 1999 period as compared to the same period in fiscal 1998, with practically all of the increase being associated with the BAN product line. All sales variances were largely the result of changes in the volume of unit sales of the particular brands.

Cost of goods sold as a percentage of net sales improved to 26.5% from 27.3% in the 1998 period. The improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $19,671, or 51.3%, and were 39.7% of net sales compared to 41.1% in the corresponding 1998 period. The majority of the dollar increase in the 1999 period was related to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and to the GOLD BOND, SUN-IN and PHISODERM product lines. Declines were recorded for the HERPECIN-L, SUNSOURCE and CORNSILK brands. The CORNSILK product line was sold in May 1998.

The increase of $2,784, or 23.4%, in selling, general and administrative expenses in the 1999 period was largely associated with direct selling expenses, resulting from increased sales, with research and development costs and with various expenses of the general service departments of the Company. The selling, general and administrative expenses were 10.0% of net sales in the current period as compared to 12.7% in the same period of last fiscal year, reflecting the increase in sales from newly acquired brands without any significant corresponding increase in overhead costs.

Interest expense increased $6,636, or 57.6%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

An extraordinary loss of $2,300, net of taxes, related to the early extinguishment of debt was recorded in 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and termination of interest rate swaps.

Net income of $10,517 before extraordinary loss in the 1999 period was $6,313, or 150.2% greater than the comparable 1998 amount of $4,204 after excluding the gain of $6,474, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital and capital expenditures.

Cash of $9,136 and $4,969 was provided by operations for the six months ended May 31, 1999, and 1998, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in net income (after adjusting for the gain on the sale of the CORNSILK product line in the fiscal 1998 period) and depreciation and amortization.

Investing activities used cash of $94,526 and $161,019 in the six months ended May 31, 1999 and 1998, respectively. The decrease of $66,493 in the current period primarily represented the difference in the size of the acquisitions of BAN in March 1998 and the Thompson Medical brands in December 1998.

Financing activities provided cash of $88,196 in the six months ended May 31, 1999 compared to $159,663 for the comparable prior year period. The decrease of $71,467 in the current period reflected principally the difference in the financing required for the BAN acquisition in March 1998 and for the Thompson Medical brands in December 1998.

The following table presents working capital data at May 31, 1999 and November 30, 1998 or for the respective periods then ended:


                                                                             May 31,        November 30,
                                  ITEM                                        1999             1998
                              ------------                                ------------     ------------

   Working capital (current assets less current liabilities) .......       $  25,838       $        684
   Current ratio (current assets divided by current liabilities) ...            1.40               1.01
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities).....................             .98                .63
   Average accounts receivable turnover.............................            5.29               6.81
   Average inventory turnover.......................................            3.40               3.57
   Working capital as a percentage of total assets .................            5.28%               .19%


The improvement in the current and quick ratios at May 31, 1999 as compared to November 30, 1998, reflected primarily increases in accounts receivable and inventories, which were largely associated with the Thompson Medical brands acquired in December 1998, the seasonal products, e.g., BULLFROG and SUN-IN, and the reduction of the current maturities of long-term debt.

Total loans outstanding were $387,547 at May 31, 1999 compared to $291,357 at November 30, 1998, an increase of $96,190 during the first half of fiscal 1999. This increase was primarily the result of additional loans required to purchase the Thompson Medical brands in December 1998. The principal balances outstanding at May 31, 1999 of the term loan, the revolving credit facility and total senior subordinated notes were $70,000, $0 and $317,901, respectively.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 of notes were issued during the first half of fiscal 1999.

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

COST TO ADDRESS YEAR 2000 ISSUES

The total cost of the new software and implementation necessary to replace the Company's current IT system plus address the year 2000 issues is estimated to be approximately $2,000. Plan costs have been budgeted in the Company's capital expenditures budget. The projected costs are based on management's best estimate and actual results could differ as the new system is implemented. Approximately $1,774 had been expended and capitalized on this system at May 31, 1999.

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

CONTINGENCY PLANS

The Company is currently developing a "Worst Case Contingency Plan", which will include generally an environment of utilizing "Work Force", "Spreadsheet" and "Work Around" programming and procedural efforts. This contingency system will be activated by December 1, 1999, if necessary. The cost of these temporary measures is estimated between $500 and $1,000.

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

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the six months ended May 31, 1999 and 1998, these subsidiaries accounted for 5% and 7% of total revenues, respectively, and 2% of total assets for each period, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $1 and $45 for the six months ended May 31, 1999 and 1998, respectively, resulted from foreign currency transactions.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In February 1999 a complaint was filed against the Company by Genderm Corporation ("Genderm") in the U.S. District Court for the District of Arizona. The complaint alleged, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringed U.S. Patent 4,485,450 owned by Joel Bernstein, M.D. and licensed to Genderm (the "Patent"). The complaint requested injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the preliminary injunction was held on April 13
- 14, 1999. On May 6, 1999 U.S. District Court for the District of Arizona held that Genderm had carried its burden of proving a substantial likelihood of success and ultimately showing that the Patent was infringed and issued a preliminary injunction prohibiting the Company from shipping CAPZASIN-P cream, CAPZASIN-HP cream and ICY HOT Arthritis Therapy Gel. Following the issuance of the preliminary injunction, Chattem reached a settlement with Genderm pursuant to which Chattem made a single payment in exchange for the dismissal of the complaint and a fully paid license to use the Patent until its expiration.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on April 14, 1999 in Chattanooga Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Samuel E. Allen, Philip H. Sanford and
A. Alexander Taylor II. With respect to Mr. Allen, 7,726,016 were in favor and 742,998 abstain. With respect to Mr. Sanford, 7,725,460 were in favor and 743,553 abstain. With respect to Mr. Taylor, 7,725,685 were in favor and 743,328 abstain. The following directors' terms of office continued after the annual meeting: Zan Guerry, Louis H. Barnett, Robert E. Bosworth, Richard E. Cheney and Scott L. Probasco, Jr.

         The proposal to increase the number of authorized shares of the Company's common stock, without par value, to 50,000,000 from 20,000,000 shares was approved with 7,027,433 votes in favor, 1,436,096 opposed and 5,484 abstaining.

         The 1999 Chattem, Inc. Stock Plan for Non-Employee Directors was approved by the shareholders with 8,105,915 votes in favor, 301,086 opposed, 26,159 abstaining and 35,853 broker non-votes.

         The shareholders approved Arthur Andersen LLP as auditors for the next fiscal year with 8,451,149 votes in favor, 4,095 opposed and 3,769 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  (1) Statement regarding computation of per share earnings
                      (Exhibit 11).

                  (2) Financial data schedule (Exhibit 27).

         (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended May 31, 1999.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                           CHATTEM, INC.
                                                           (Registrant)


Dated:       JULY 14, 1999                           \s\ A. ALEXANDER TAYLOR II
        ----------------------                       ---------------------------
                                                     A. Alexander Taylor II
                                                     President and Director
                                                     (Chief Operating Officer)



                                                     \s\ STEPHEN M. POWELL
                                                     ---------------------------
                                                     Stephen M. Powell
                                                     (Chief Accounting Officer)