Form 10-Q
period 1999-08-31
CHATTEM INC
filed 1999-10-15
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999
                          COMMISSION FILE NUMBER 0-5905




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

AS OF OCTOBER 13, 1999, 9,821,681 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX



                                                                                                     PAGE NO.
                                                                                                     --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of  August 31, 1999 and
      November 30, 1998.........................................................................         3


    Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 1999 and 1998.....................................................         5


    Consolidated Statements of Cash Flows for the  Nine Months Ended
      August 31, 1999 and 1998..................................................................         6


    Notes to Consolidated Financial Statements..................................................         7


  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations...................................................................        17


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.....................................................        28


SIGNATURES......................................................................................        29


EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                AUGUST 31,  NOVEMBER 30,
ASSETS                                                            1999         1998
------                                                          --------   -------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .................................   $ 10,575   $  2,076
  Accounts receivable, less allowance for doubtful
    accounts of $850 at August 31, 1999 and $775 at
    November 30, 1998 .......................................     50,704     36,581
  Refundable and deferred income taxes ......................      3,058      3,049
  Inventories ...............................................     23,700     19,606
  Prepaid expenses and other current assets .................      1,042        784
                                                                --------   --------
    Total current assets ....................................     89,079     62,096
                                                                --------   --------

PROPERTY, PLANT AND EQUIPMENT, NET ..........................     22,092     18,146
                                                                --------   --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. .................................      3,312      3,102
  Patents, trademarks and other purchased product
    rights, net .............................................    358,449    272,226
  Debt issuance costs, net ..................................     12,001     10,091
  Other                                                            3,379      3,351
                                                                --------   --------
    Total other noncurrent assets                                377,141    288,770
                                                                --------   --------

      TOTAL ASSETS ..........................................   $488,312   $369,012
                                                                --------   --------
                                                                --------   --------




        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                       AUGUST 31,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     1999          1998
------------------------------------                                   ---------     ---------
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt ............................    $  10,000     $  17,444
  Accounts payable ................................................        7,091        12,733
  Payable to bank .................................................       10,183         1,026
  Accrued liabilities .............................................       45,663        30,209
                                                                       ---------     ---------
    Total current liabilities .....................................       72,937        61,412
                                                                       ---------     ---------

LONG-TERM DEBT, less current maturities ...........................      363,641       273,913
                                                                       ---------     ---------

DEFERRED INCOME TAXES .............................................        6,826         6,826
                                                                       ---------     ---------

OTHER NONCURRENT LIABILITIES ......................................        1,966         2,110
                                                                       ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued ...................................................           --            --
  Common shares, without par value, authorized 50,000,
    issued 9,821 at August 31, 1999
    and 9,574 at November 30, 1998 ................................        2,045         1,994
  Paid-in surplus .................................................       73,682        69,068
  Accumulated deficit .............................................      (31,263)      (44,960)
                                                                       ---------     ---------
                                                                          44,464        26,102
  Cumulative other comprehensive income -
    Foreign currency translation adjustment .......................       (1,522)       (1,351)
                                                                       ---------     ---------
     Total shareholders' equity ...................................       42,942        24,751
                                                                       ---------     ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................    $ 488,312     $ 369,012
                                                                       ---------     ---------
                                                                       ---------     ---------



        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)



                                                   FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                      ENDED AUGUST 31,          ENDED AUGUST 31,
                                                   ----------------------    ----------------------
                                                     1999          1998         1999         1998
                                                   ---------    ---------    ---------    ---------
NET SALES ......................................   $  78,661    $  67,600    $ 224,830    $ 161,066
                                                   ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
  Cost of sales ................................      21,045       19,381       59,719       44,917
  Advertising and promotion ....................      30,390       26,088       88,443       64,470
  Selling, general and administrative ..........       8,401        7,366       23,085       19,266
                                                   ---------    ---------    ---------    ---------
    Total costs and expenses ...................      59,836       52,835      171,247      128,653
                                                   ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS .........................      18,825       14,765       53,583       32,413
                                                   ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense .............................      (9,222)      (7,720)     (27,370)     (19,232)
  Investment and other income ..................         101           97          345          571
  Gain (loss) on product divestiture ...........          --          (75)          --       10,328
                                                   ---------    ---------    ---------    ---------
    Total other income (expense) ...............      (9,121)      (7,698)     (27,025)      (8,333)
                                                   ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY LOSS ............................       9,704        7,067       26,558       24,080

PROVISION FOR INCOME TAXES .....................       3,691        2,676       10,028        9,011
                                                   ---------    ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY LOSS ...............       6,013        4,391       16,530       15,069

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET ..................        (533)        (958)      (2,833)      (2,859)
                                                   ---------    ---------    ---------    ---------

NET INCOME .....................................   $   5,480    $   3,433    $  13,697    $  12,210
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------

COMMON SHARES:
  Weighted average number outstanding (basic) ..       9,774        9,483        9,742        9,165
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------
  Weighted average and dilutive potential number
    outstanding ................................      10,039        9,846       10,037        9,507
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------

NET INCOME  (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss ...........   $     .61    $     .46    $    1.70    $    1.64
    Extraordinary loss .........................        (.05)        (.10)        (.29)        (.31)
                                                   ---------    ---------    ---------    ---------
      Total basic ..............................   $     .56    $     .36    $    1.41    $    1.33
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------
  Diluted:
    Income before extraordinary loss ...........   $     .60    $     .45    $    1.65    $    1.58
    Extraordinary loss .........................        (.05)        (.10)        (.29)        (.30)
                                                   ---------    ---------    ---------    ---------
      Total diluted ............................   $     .55    $     .35    $    1.36    $    1.28
                                                   ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------



        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)


                                                                         FOR THE NINE MONTHS ENDED
                                                                                 AUGUST 31,
                                                                             1999         1998
                                                                          ---------    ---------
OPERATING ACTIVITIES:
  Net income ..........................................................   $  13,697    $  12,210
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................      10,866        6,881
      Extraordinary loss on early extinguishment of debt, net .........       2,833        2,859
      Gain on sale of trademarks and other product rights .............          --      (10,328)
      Dividend receivable from Elcat, Inc. ............................        (210)        (392)
      Other, net ......................................................         (10)         (32)
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ...........................................     (14,123)     (12,696)
        Inventories ...................................................        (601)       2,130
        Refundable and deferred income taxes ..........................          (9)          --
        Prepaid and other current assets ..............................        (182)         675
        Accounts payable and accrued liabilities ......................      10,398        9,089
                                                                          ---------    ---------
           Net cash provided by operating activities ..................      22,659       10,396
                                                                          ---------    ---------

INVESTING ACTIVITIES:
      Purchases of property, plant and equipment ......................      (5,260)      (4,157)
      Proceeds from sale of investment ................................         387           --
      Purchase of trademarks and other related assets .................     (91,051)    (173,084)
      Proceeds from sale of trademarks and other product rights .......          --       11,750
      Increase in other assets ........................................      (1,679)        (977)
                                                                          ---------    ---------
           Net cash used in investing activities ......................     (97,603)    (166,468)
                                                                          ---------    ---------

FINANCING ACTIVITIES:
      Repayment of long-term debt .....................................    (140,909)    (107,065)
      Proceeds from long-term debt ....................................     223,193      262,365
      Proceeds from exercise of stock options and warrants ............       1,229        3,208
      Repurchase of common stock ......................................      (1,564)          --
      Debt issuance costs .............................................      (6,494)      (7,873)
      Cancellation of interest rate swap agreements ...................      (1,155)          --
      Increase in payable to bank .....................................       9,157        2,137
                                                                          ---------    ---------
           Net cash provided by financing activities ..................      83,457      152,772
                                                                          ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS ..........................................................         (14)         (26)
                                                                          ---------    ---------

CASH AND CASH EQUIVALENTS:
      Increase (decrease) for the period ..............................       8,499       (3,326)
      At beginning of period ..........................................       2,076        4,858
                                                                          ---------    ---------
      At end of period ................................................   $  10,575    $   1,532
                                                                          ---------    ---------
                                                                          ---------    ---------

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Issuance of 125,500 shares of common stock at $39.84 per
     share to fund portion of Thompson Medical brands' acquisition ....   $   5,000    $     --
    Additions to trademarks and other product rights by
     assumption of certain liabilities ................................   $   1,025    $   8,000

PAYMENTS FOR:
      Interest ........................................................   $  21,405    $  12,849
      Taxes ...........................................................   $   6,227    $     448



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

3. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years.

4. Inventories consisted of the following at August 31, 1999 and November 30, 1998:


                                                           August 31,      November 30,
                                                             1999             1998
                                                           ----------      ------------
          Raw materials and work in process .............. $  9,636         $  7,903
          Finished goods .................................   16,474           14,113
          Excess of current cost over LIFO
            values .......................................   (2,410)          (2,410)
                                                           --------         --------
              Total inventories .......................... $ 23,700         $ 19,606
                                                           --------         --------
                                                           --------         --------


5. Accrued liabilities consisted of the following at August 31, 1999 and November 30, 1998:


                                                          August 31,        November 30,
                                                            1999               1998
                                                          ---------         --------
          Income and other taxes ...................      $   5,353          $ 3,881
          Salaries, wages and commissions ..........          2,618            2,850
          Advertising and promotion ................         18,201            8,896
          Interest .................................         11,453            5,969
          Product acquisitions and divestitures ....          3,681            3,290
          Royalties ................................          2,255            2,889
          Other ....................................          2,102            2,434
                                                          ---------         --------
            Total accrued liabilities ..............      $  45,663         $ 30,209
                                                          ---------         --------
                                                          ---------         --------



6. Effective December 1, 1998, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and other Retirement Benefits."

    SFAS No. 130 requires the Company to include a financial statement presentation of comprehensive income and its components. Note 7 of these Notes to Consolidated Financial Statements presents this information. The Shareholders' Equity sections of the accompanying Consolidated Balance Sheets as of August 31, 1999 and November 30, 1998 also present the "Cumulative other comprehensive income" portion of the respective cumulative comprehensive income.

    SFAS No. 131 requires the Company to expand the financial statement disclosures for operating segments, products and services and geographic areas. For fiscal 1999, the Company, in accordance with the provisions of this statement, has elected not to provide the disclosures for interim reporting periods, but will present the required information in its annual report for fiscal 1999 on a comparative annual basis.

    SFAS No. 132 revises the Company's disclosures about pension and other post retirement benefits plans. These revisions will be reflected in the Company's annual report for fiscal 1999.

7. Comprehensive income consisted of the following components for the three and nine months ended August 31, 1999 and 1998, respectively:


                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                             ENDED AUGUST 31,       ENDED AUGUST 31,
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
    Net income ........................   $  5,480    $  3,433    $ 13,697    $ 12,210
    Other - foreign currency
     translation adjustment ...........        (48)       (133)       (171)       (124)
                                          --------    --------    --------    --------
       Total comprehensive income .....   $  5,432    $  3,300    $ 13,526    $ 12,086
                                          --------    --------    --------    --------
                                          --------    --------    --------    --------


8. On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (the "Thompson Medical brands") for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility. The purchase price of $95,000 was allocated $3,493 to inventory and $91,507 to the brands' trademarks.

9. On December 21, 1998, the Company refinanced its existing credit facilities with $165,000 in senior secured credit facilities (the "Credit Facilities"). The Credit Facilities were provided by a syndicate of commercial banks. The Credit Facilities included a $50,000 revolving credit facility and a $115,000 term loan. The Credit Facilities were used to refinance existing senior debt, to finance the acquisition of the Thompson Medical brands and related fees and expenses and to finance working capital and other general corporate needs. The $50,000 revolving credit facility matures on the earlier of (i) December 21, 2003 and (ii) the date on which the term loan is repaid in full. The $115,000 term loan matures on December 21, 2003. The Credit Facilities contain covenants, representations, warranties and other agreements by the Company that are customary in loan agreements and security instruments relating to financing of this type.

    The Company may elect either (i) the greater of the prime rate or federal funds rate plus .5% or (ii) a floating rate or Eurodollar interest rate option applicable to the term and revolving line loans under the Credit Facilities. The prime rate and Eurodollar interest rate options are based on a base rate plus a rate margin that fluctuates on the basis of the Company's senior leverage ratio.

10. On May 7, 1999 the Company issued an additional $75,000 of its 8.875% (priced to yield 8.8125%) senior subordinated notes under its indenture relating to the issuance of its $200,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under the Company's $250,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The net proceeds from the issuance of the additional notes were used to retire $41,500 of the then outstanding balance of the Company's $115,000 bank term loan and the outstanding balance of $25,500 of its bank revolving loan under the Credit Facilities.

    Concurrent with the closing of the $75,000 note issue, the Company amended the Credit Facilities. The amended Credit Facilities, provided by a syndicate of banks, consists of a $70,000 term loan and a $50,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The amended Credit Facilities contain covenants, representations, warranties and other agreements by the Company that are customary in loan agreements relating to financing of this type. At August 31, 1999 the outstanding balances of the term loan and the revolving credit facility were $61,000 and $0, respectively. The entire $50,000 of the revolving credit facility was available for use by the Company at August 31, 1999.

11. In February 1999 a complaint was filed against the Company by Genderm Corporation ("Genderm") in the U.S. District Court for the District of Arizona. The complaint alleged, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringed U.S. Patent 4,485,450 owned by Joel Bernstein, M.D. and licensed to Genderm (the "Patent"). The complaint requested injunctive relief, compensatory and treble damages, costs and attorney fees. A hearing on the preliminary injunction was held on April 13-14, 1999. On May 6, 1999 U.S. District Court for the District of Arizona held that Genderm had carried its burden of proving a substantial likelihood of success and ultimately showing that the Patent was infringed and issued a preliminary injunction prohibiting the Company from shipping CAPZASIN-P cream, CAPZASIN-HP cream and ICY HOT Arthritis Therapy Gel. Following the issuance of the preliminary injunction, the Company reached a settlement with Genderm pursuant to which the Company made a single payment of $750 in exchange for the dismissal of the complaint and a fully paid license to use the Patent until its expiration. The settlement cost was recorded as a settlement of a pre-acquisition contingency.

12. During the nine months ended August 31, 1999 the Company retired $11,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. The remaining principal amount outstanding is $37,901. During the three months ended August 31, 1999 the Company prepaid $7,000 of its bank term loan.

    In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,833, net of taxes, for the nine months ended August 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and the cost of the termination of interest rate swaps.

13. During the nine months ended August 31, 1999 the Company repurchased for $1,564, and returned to unissued, 55,000 shares of its common stock, without par value.

14. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents

15. Certain prior periods' amounts have been reclassified to conform to the current periods' presentation.

16. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                 AUGUST 31, 1999
                          (Unaudited and in thousands)


                                                                      NON-GUARANTOR
                                                                        SUBSIDIARY    ELIMINATIONS
                                               CHATTEM      SIGNAL      COMPANIES       DR, (CR.)      CONSOLIDATED
                                              ---------    ---------  -------------   ------------     ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ...............   $   8,708    $      25     $  1,842       $    --         $ 10,575
  Accounts receivable, less allowance for
    doubtful accounts of $850 .............      47,173           --        3,531            --           50,704
  Refundable and deferred income taxes ....       3,058           --           --            --            3,058
  Inventories .............................      21,131           --        2,569            --           23,700
  Prepaid expenses and other current assets         725           --          317            --            1,042
                                              ---------    ---------     --------       -------         --------
    Total current assets ..................      80,795           25        8,259            --           89,079
                                              ---------    ---------     --------       -------         --------

PROPERTY, PLANT AND EQUIPMENT,
   NET ....................................      21,724           --          368            --           22,092
                                              ---------    ---------     --------       -------         --------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ...............       3,312           --           --            --            3,312
  Patents, trademarks and other purchased
    product rights, net ...................       5,755      352,694           --            --          358,449
  Debt issuance costs, net ................      12,001           --           --            --           12,001
  Investment in subsidiaries ..............       9,930           --           --        (9,930)              --
  Other ...................................       2,868           --          511            --            3,379
                                              ---------    ---------     --------       -------         --------
    Total other noncurrent assets .........      33,866      352,694          511        (9,930)         377,141
                                              ---------    ---------     --------       -------         --------
      TOTAL ASSETS ........................   $ 136,385    $ 352,719     $  9,138       $(9,930)        $488,312
                                              ---------    ---------     --------       -------         --------
                                              ---------    ---------     --------       -------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ....   $  10,000    $      --     $     --       $    --         $ 10,000
  Accounts payable ........................       6,440           --          651            --            7,091
  Payable to bank .........................      10,183           --           --            --           10,183
  Accrued liabilities .....................      44,408           --        1,255            --           45,663
                                              ---------    ---------     --------       -------         --------
    Total current liabilities .............      71,031           --        1,906            --           72,937
                                              ---------    ---------     --------       -------         --------

LONG-TERM DEBT, less current maturities ...     363,641           --           --            --          363,641
                                              ---------    ---------     --------       -------         --------

DEFERRED INCOME TAXES .....................       1,085        5,741           --            --            6,826
                                              ---------    ---------     --------       -------         --------

OTHER NONCURRENT LIABILITIES ..............       1,966           --           --            --            1,966
                                              ---------    ---------     --------       -------         --------

INTERCOMPANY ACCOUNTS .....................    (343,416)     344,943       (1,527)           --               --
                                              ---------    ---------     --------       -------         --------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued .........          --           --           --            --               --
  Common shares, without par value,
    authorized 50,000, issued 9,821 .......       2,045            2        9,928         9,930            2,045
  Paid-in surplus .........................      73,682           --           --            --           73,682
  Accumulated deficit .....................     (33,144)       2,033         (152)           --          (31,263)
                                              ---------    ---------     --------       -------         --------
                                                 42,583        2,035        9,776         9,930           44,464
  Cumulative other comprehensive income -
    Foreign currency translation adjustment        (505)          --       (1,017)           --           (1,522)
                                              ---------    ---------     --------       -------         --------
      Total shareholders' equity ..........      42,078        2,035        8,759         9,930           42,942
                                              ---------    ---------     --------       -------         --------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ..............   $ 136,385    $ 352,719     $  9,138       $ 9,930         $488,312
                                              ---------    ---------     --------       -------         --------
                                              ---------    ---------     --------       -------         --------



                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                NOVEMBER 30, 1998
                          (Unaudited and in thousands)



                                                                      NON-GUARANTOR
                                                                        SUBSIDIARY    ELIMINATIONS
                                               CHATTEM      SIGNAL      COMPANIES       DR, (CR.)      CONSOLIDATED
                                              ---------    ---------  -------------   ------------     ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ...............   $     (95)   $      11   $    2,160      $     --         $  2,076
  Accounts receivable, less allowance for
    doubtful accounts of $775 .............      32,920           --        3,661            --           36,581
  Refundable and deferred income taxes ....       3,049           --           --            --            3,049
  Inventories .............................      16,607           --        2,999            --           19,606
  Prepaid expenses and other current assets          93          415          276            --              784
                                              ---------    ---------     --------       -------         --------
    Total current assets ..................      52,574          426        9,096            --           62,096
                                              ---------    ---------     --------       -------         --------

PROPERTY, PLANT AND EQUIPMENT,
   NET ....................................      17,675          --           471           --           18,146
                                              ---------    ---------     --------       -------         --------

OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc. ...............       3,102           --           --            --            3,102
  Patents, trademarks and other purchased
    product rights, net ...................       4,409      267,817           --            --          272,226
  Debt issuance costs, net ................      10,091           --           --            --           10,091
  Investment in subsidiaries ..............       9,930           --           --        (9,930)              --
  Other ...................................       2,979           --          372            --            3,351
                                              ---------    ---------     --------       -------         --------
    Total other noncurrent assets .........      30,511      267,817          372        (9,930)         288,770
                                              ---------    ---------     --------       -------         --------
      TOTAL ASSETS ........................   $ 100,760    $ 268,243     $  9,939       $(9,930)        $369,012
                                              ---------    ---------     --------       -------         --------
                                              ---------    ---------     --------       -------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ....   $  17,444    $      --     $     --       $    --         $ 17,444
  Accounts payable ........................      12,090           --          643            --           12,733
  Payable to bank .........................       1,026           --           --            --            1,026
  Accrued liabilities .....................      28,963           20        1,226            --           30,209
                                              ---------    ---------     --------       -------         --------
    Total current liabilities .............      59,523           20        1,869            --           61,412
                                              ---------    ---------     --------       -------         --------

LONG-TERM DEBT, less current maturities ...     273,913           --           --            --          273,913
                                              ---------    ---------     --------       -------         --------

DEFERRED INCOME TAXES .....................       1,085        5,741           --            --            6,826
                                              ---------    ---------     --------       -------         --------

OTHER NONCURRENT LIABILITIES ..............       2,110           --           --            --            2,110
                                              ---------    ---------     --------       -------         --------

INTERCOMPANY ACCOUNTS .....................    (259,582)     259,661          (79)           --               --
                                              ---------    ---------     --------       -------         --------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued .........          --           --           --            --               --
  Common shares, without par value,
    authorized 50,000, issued 9,574 .......       1,994            2        9,928         9,930            1,994
  Paid-in surplus .........................      69,068           --           --            --           69,068
  Accumulated deficit .....................     (46,846)       2,819         (933)           --          (44,960)
                                              ---------    ---------     --------       -------         --------
                                                 24,216        2,821        8,995         9,930           26,102
  Cumulative other comprehensive income -
    Foreign currency translation adjustment        (505)          --         (846)           --           (1,351)
                                              ---------    ---------     --------       -------         --------
      Total shareholders' equity ..........      23,711        2,821        8,149         9,930           24,751
                                              ---------    ---------     --------       -------         --------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY ..............   $ 100,760    $ 268,241     $  9,939       $ 9,930         $369,012
                                              ---------    ---------     --------       -------         --------
                                              ---------    ---------     --------       -------         --------



                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (Unaudited and in thousands)


                                                                  NON-GUARANTOR
                                                                    SUBSIDIARY      ELIMINATIONS
                                         CHATTEM      SIGNAL        COMPANIES         DR, (CR.)       CONSOLIDATED
                                        ---------    ---------    --------------    ------------      ------------
NET SALES ...........................   $ 212,773    $      --       $ 12,057          $   --          $ 224,830
                                        ---------    ---------       --------          -------         ---------
COSTS AND EXPENSES:
  Costs of sales ....................      55,669           --          4,050              --             59,719
  Advertising and promotion .........      77,124        7,063          4,256              --             88,443
  Selling, general and administrative      20,708           --          2,377              --             23,085
                                        ---------    ---------       --------          -------         ---------
    Total costs and expenses ........     153,501        7,063         10,683              --            171,247
                                        ---------    ---------       --------          -------         ---------

INCOME FROM OPERATIONS ..............      59,272       (7,063)         1,374              --             53,583
                                        ---------    ---------       --------          -------         ---------

OTHER INCOME (EXPENSE):
  Interest expense ..................     (27,370)          --             --              --            (27,370)
  Investment and other income .......         304           (5)            46              --                345
  Royalties .........................     (10,233)      10,422           (189)             --                 --
  Corporate allocations .............          26           --            (26)             --                 --
                                        ---------    ---------       --------          -------         ---------
     Total other income (expense) ...     (37,273)      10,417           (169)             --            (27,025)
                                        ---------    ---------       --------          -------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ................      21,999        3,354          1,205              --             26,558

PROVISION FOR INCOME TAXES ..........       8,232        1,140            656              --             10,028
                                        ---------    ---------       --------          -------         ---------

INCOME BEFORE EXTRAORDINARY
  LOSS ..............................      13,767        2,214            549              --             16,530

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET .......      (2,833)          --             --              --             (2,833)
                                        ---------    ---------       --------          -------         ---------

NET INCOME ..........................   $  10,934    $   2,214       $    549          $   --          $  13,697
                                        ---------    ---------       --------          -------         ---------
                                        ---------    ---------       --------          -------         ---------



                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                    FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                          (Unaudited and in thousands)



                                                                  NON-GUARANTOR
                                                                    SUBSIDIARY    ELIMINATIONS
                                         CHATTEM      SIGNAL        COMPANIES       DR, (CR.)     CONSOLIDATED
                                        ---------    ---------    -------------   ------------    ------------
NET SALES ...........................   $ 149,224    $      --      $  11,842       $   --         $ 161,066
                                        ---------    ---------      ---------       -------        ---------
COSTS AND EXPENSES:
  Cost of sales .....................      41,064           --          3,853           --            44,917
  Advertising and promotion .........      56,127        3,989          4,354           --            64,470
  Selling, general and administrative      16,885           18          2,363           --            19,266
                                        ---------    ---------      ---------       -------        ---------
    Total costs and expenses ........     114,076        4,007         10,570           --           128,653
                                        ---------    ---------      ---------       -------        ---------

INCOME FROM OPERATIONS ..............      35,148       (4,007)         1,272           --            32,413
                                        ---------    ---------      ---------       -------        ---------

OTHER INCOME (EXPENSE):
  Interest expense ..................     (19,232)          --             --           --           (19,232)
  Investment and other income .......         525            2             44           --               571
  Gain on product divestiture .......          --       10,328             --           --            10,328
  Intercompany insurance ............        (263)          --            263           --                --
  Royalties .........................      (7,033)       7,222           (189)          --                --
  Corporate allocations .............          25                         (25)          --
                                        ---------    ---------      ---------       -------        ---------
     Total other income (expense) ...     (25,978)      17,552             93           --            (8,333)
                                        ---------    ---------      ---------       -------        ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS ................       9,170       13,545          1,365           --            24,080

PROVISION FOR INCOME TAXES ..........       3,929        4,880            202           --             9,011
                                        ---------    ---------      ---------       -------        ---------

INCOME BEFORE EXTRAORDINARY
  LOSS ..............................       5,241        8,665          1,163           --            15,069

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET .......      (2,859)          --             --           --            (2,859)
                                        ---------    ---------      ---------       -------        ---------

NET INCOME ..........................   $   2,382    $   8,665      $   1,163      $    --         $  12,210
                                        ---------    ---------      ---------       -------        ---------
                                        ---------    ---------      ---------       -------        ---------



                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (Unaudited and in thousands)


                                                                              NON-GUARANTOR
                                                                                SUBSIDIARY      ELIMINATIONS
                                                      CHATTEM        SIGNAL     COMPANIES        DR, (CR.)     CONSOLIDATED
                                                     ---------      --------  -------------     ------------   ------------
OPERATING ACTIVITIES:
  Net income ....................................... $  10,934      $ 2,214      $  549          $    --        $  13,697
  Adjustments to reconcile net income to ...........                                 --
  net cash provided by operating activities:
    Depreciation and amortization ..................     3,702        7,063          101              --           10,866
    Extraordinary loss on early
       extinguishment of debt, net .................     2,833           --           --              --            2,833
    Dividend receivable from Elcat, Inc ............      (210)          --           --              --             (210)
    Deferred income tax provision ..................    (1,140)       1,140           --              --               --
    Other, net .....................................       (18)           8           --              --              (10)
    Changes in operating assets and
    liabilities, net of acquisitions:
      Accounts receivable ..........................   (14,169)          --           46              --          (14,123)
      Inventories ..................................      (968)          --          367              --             (601)
      Refundable and deferred income taxes .........        (9)          --           --              --               (9)
      Prepaid and other current assets .............        22           --         (204)             --             (182)
      Accounts payable and accrued liabilities .....    11,047         (938)         289              --           10,398
                                                     ---------     --------      -------        --------        ---------
          Net cash provided by operating activities     12,024        9,487        1,148              --           22,659
                                                     ---------     --------      -------        --------        ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......    (5,247)          --          (13)             --           (5,260)
  Proceeds from sale of investment .................        --          387           --              --              387
  Purchase of trademarks and other related assets ..   (91,051)          --           --              --          (91,051)
  Increase in other assets .........................    (1,679)          --           --              --           (1,679)
                                                     ---------     --------      -------        --------        ---------
          Net cash provided by (used in) investing
           activities ..............................   (97,977)         387          (13)             --          (97,603)
                                                     ---------     --------      -------        --------        ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt ......................  (140,909)          --           --              --         (140,909)
  Proceeds from long-term debt .....................   223,193           --           --              --          223,193
  Proceeds from exercise of stock options
   and warrants ....................................     1,229           --           --              --            1,229
  Repurchase of common stock .......................    (1,564)          --           --              --           (1,564)
  Debt issuance costs ..............................    (6,494)          --           --              --           (6,494)
  Cancellation of interest rate swap agreements ....    (1,155)          --           --              --           (1,155)
  Increase in payable to bank ......................     9,157           --           --              --            9,157
  Dividends paid ...................................     3,000       (3,000)          --              --               --
  Changes in intercompany accounts .................     8,320       (6,860)      (1,460)             --               --
                                                      ---------     --------      -------        --------        ---------

         Net cash provided by (used in) financing
          activities ...............................    94,777       (9,860)      (1,460)             --           83,457
                                                      ---------     --------      -------        --------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS ...............................       (21)          --            7              --              (14)
                                                      ---------     --------      -------        --------        ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...............     8,803           14         (318)             --            8,499
  At beginning of period ...........................       (95)          11        2,160              --            2,076
                                                      ---------     --------      -------        --------        ---------
  At end of period .................................$    8,708       $   25      $ 1,842         $    --        $  10,575
                                                      ---------     --------      -------        --------        ---------
                                                      ---------     --------      -------        --------        ---------



                                    Note 16.

                           CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                            (Unaudited and in thousands)


                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM       SIGNAL      COMPANIES       DR, (CR.)    CONSOLIDATED
                                                       ---------    ---------   --------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income .......................................   $   2,382    $   8,665      $ 1,163         $    --     $  12,210
  Adjustments to reconcile net income to net cash
  provided by operating activities: ................          --
    Depreciation and amortization ..................       2,786        3,989          106              --         6,881
    Extraordinary loss on early
     extinguishment of debt, net ...................       2,859           --           --              --         2,859
    Gain on sale of trademarks and other
     product rights ................................          --      (10,328)          --              --       (10,328)
    Dividend receivable from Elcat, Inc. ...........        (392)          --           --              --          (392)
    Deferred income tax provision ..................      (4,880)       4,880           --              --            --
    Intercompany insurance .........................         263           --         (263)                           --
    Other, net .....................................         (32)          --           --              --           (32)
    Changes in operating assets and liabilities, net
     of acquisitions:
      Accounts receivable ..........................     (12,317)          --         (379)             --       (12,696)
      Inventories ..................................       2,535           --         (405)             --         2,130
      Prepaid and other current assets .............         755           --          (80)             --           675
      Accounts payable and accrued liabilities .....      10,375       (1,396)         110              --         9,089
                                                       ---------    ---------      -------          -------    ---------
         Net cash provided by operating activities .       4,334        5,810          252              --        10,396
                                                       ---------    ---------      -------          -------    ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......      (4,130)          --          (27)             --        (4,157)
  Purchase of trademarks and other related assets ..    (173,084)          --           --              --      (173,084)
  Proceeds from sale of trademarks and other
   product rights ..................................      11,750           --           --              --        11,750
  Increase in other assets .........................        (582)        (395)          --              --          (977)
                                                       ---------    ---------      -------          -------    ---------
         Net cash used in investing activities .....    (166,046)        (395)         (27)             --      (166,468)
                                                       ---------    ---------      -------          -------    ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt ......................    (107,065)          --           --              --      (107,065)
  Proceeds from long-term debt .....................     262,365           --           --              --       262,365
  Proceeds from exercise of stock options and
   warrants ........................................       3,208           --           --              --         3,208
  Debt issuance costs ..............................      (7,873)          --           --              --        (7,873)
  Increase in payable to bank ......................       2,137           --           --              --         2,137
  Dividends paid ...................................       3,000       (3,000)          --              --            --
  Changes in intercompany accounts .................       2,543       (2,248)        (295)             --            --
                                                       ---------    ---------      -------          -------    ---------
         Net cash provided by (used in) financing
          activities ...............................     158,315       (5,248)        (295)             --       152,772
                                                       ---------    ---------      -------          -------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS ...............................          23           --          (49)             --           (26)
                                                       ---------    ---------      -------          -------    ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...............      (3,374)         167         (119)             --        (3,326)
  At beginning of period ...........................       2,997           55         1,806             --         4,858
                                                       ---------    ---------      -------          -------    ---------
  At end of period .................................   $    (377)   $     222      $  1,687        $    --     $   1,532
                                                       ---------    ---------      -------          -------    ---------
                                                       ---------    ---------      -------          -------    ---------



                                    Note 16.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility. The purchase price of $95,000 was allocated $3,493 to inventory and $91,507 to the brands' trademarks.

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

Concurrent with the closing of the $75,000 note issue, the Company amended its senior credit facility. The amended facility, provided by a syndicate of banks, consists of a $70,000 term loan and a $50,000 revolving credit facility. The revolving credit facility and the term loan both mature on December 21, 2003. The credit facility contains covenants, representations, warranties and other agreements by the Company that are customary in loan agreements relating to financing of this type. At August 31, 1999 the outstanding balances of the term loan and the revolving credit facility were $61,000 and $0, respectively. The entire $50,000 of the revolving credit facility was available for use by the Company at August 31, 1999.

For the third quarter of fiscal 1999, net sales increased 16.4% to $78,661 from $67,600 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 27.5% to $18,825 for 1999 from $14,765 in 1998. Net income before extraordinary loss and product divestiture for the 1999 period was $6,013, or $.60 per share, as compared to $4,438, or $.45 per share, for the comparable 1998 period, an increase of 35.5%. Cash earnings (net income before extraordinary items and product divestiture plus non-cash amortization) for the third quarter of 1999 were $7,782, or $.78 per share, an increase of 35.9% from $5,727, or $.58 per share, in the corresponding period of 1998.

For the first nine months of fiscal 1999, net sales were $224,830 compared to $161,066 for the same period of 1998, a 39.6% increase. Income from operations for the 1999 period was $53,583 versus $32,413 in the comparable 1998 period, a 65.3% increase. Net income before extraordinary loss for the first nine months of fiscal 1999 was $16,530, or $1.65 per share, compared to $8,666, or $.91 per share, excluding the gain on the sale of CORNSILK completed in the second fiscal quarter of 1998, an increase of 90.7%. For the first nine months of fiscal 1999, cash earnings were $21,662, or $2.16 per share, compared to $11,704, or $1.23 per share, for the comparable fiscal 1998 period.

The BAN brand, acquired in March 1998, the Thompson Medical brands, purchased in December 1998, and the continuing strong performance of the GOLD BOND family of products, including the continuing strength of GOLD BOND Medicated Body Lotion, were primarily responsible for the revenue growth and the improvement in the Company's operating results for the nine months ended August 31, 1999.

The Company achieved its results for the third consecutive quarter of its 1999 fiscal year despite weakening trends in its SUNSOURCE and DEXATRIM brands and U.K. business. The effect of these trends could be offset by sales prior to the implementation of selected price increases to be effective at the beginning of the next fiscal year, sales for newly launched products and lower than anticipated returns on certain brands, but it is too early in the fourth quarter of 1999 to judge the effect, if any, of these factors.

Regarding SUNSOURCE, DEXATRIM and the U.K. businesses, the Company is aggressively assessing various strategic options, including the launch of DEXATRIM NATURAL in early 2000, reduced new product launch and advertising spending levels for SUNSOURCE and reduction in expenses and new product introductions in the U.K.

During the nine months ended August 31, 1999 the Company retired $11,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. During the three months ended August 31, 1999 the Company prepaid $7,000 of its bank term loan.

In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,833, net of taxes, for the nine months ended August 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and the cost of the termination of interest rate swaps.

During the nine months ended August 31, 1999 the Company repurchased for $1,564, and returned as unissued, 55,000 shares of its common stock, without par value.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions of existing products. During the first nine months of fiscal 1999, the Company introduced the following line extensions/new products: BAN Ultra Dry Roll-On, BAN Ultra Dry Solid Stick, GOLD BOND Triple Antibiotic Ointment, REPOSE Stress Relief Formula, BULLFROG MAGICBLOCK, SUN-IN Super Streaks, FLEXALL QUIKGEL, MUDD Self Heating Skin Cleanser and PHISODERM 4 Way Daily Acne Cleanser. Also, new packaging for the entire BAN brand was introduced in the second quarter of fiscal 1999. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                       FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                       --------------------  -------------------
                                          ENDED AUGUST 31,    ENDED AUGUST 31,
                                       --------------------  -------------------
                                          1999       1998      1999      1998
                                        --------   --------  -------   --------
NET SALES ...........................     100.0%    100.0%    100.0%    100.0%
                                        --------   --------  -------   --------
COSTS AND EXPENSES:
  Cost of sales .....................      26.8      28.7      26.6      27.9
  Advertising and promotion .........      38.6      38.6      39.3      40.0
  Selling, general and administrative      10.7      10.9      10.3      12.0
                                        --------   --------  -------   --------
    Total costs and expenses ........      76.1      78.2      76.2      79.9
                                        --------   --------  -------   --------

INCOME FROM OPERATIONS ..............      23.9      21.8      23.8      20.1
                                        --------   --------  -------   --------

OTHER INCOME (EXPENSE):
  Interest expense ..................     (11.7)    (11.4)    (12.2)    (11.9)
  Investment and other income .......        .1        .1        .2        .3
  Gain on product divestiture .......        --       (.1)       --       6.4
                                        --------   --------  -------   --------
     Total other income (expense) ...     (11.6)    (11.4)    (12.0)     (5.2)
                                        --------   --------  -------   --------

INCOME BEFORE INCOME TAXES ..........      12.3      10.4      11.8      14.9

PROVISION FOR INCOME TAXES ..........       4.7       3.9       4.5       5.6
                                        --------   --------  -------   --------

NET INCOME BEFORE EXTRAORDINARY
  LOSS ..............................       7.6%      6.5%      7.3%      9.3%
                                        --------   --------  -------   --------
                                        --------   --------  -------   --------


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1999 AND 1998

Net sales for the three months ended August 31, 1999 increased $11,061, or 16.4%, to $78,661 from $67,600 for the same period last year. Domestic consumer products sales increased $10,940, or 17.7%, to $72,659 from $61,719 for last year's comparable period. Net sales of international consumer products increased $121, or 2.1%, from $5,881 in the 1998 period to $6,002 in the current period.

The increase in domestic consumer products sales in the 1999 period was primarily due to the Thompson Medical brands acquired in December 1998. Sales increases were also registered for the FLEXALL, MUDD, BULLFROG, HERPECIN-L and PHISODERM product lines, while decreases were experienced by the SUNSOURCE line of dietary supplements. With the exception of the CORNSILK brand, which was sold in May 1998, sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1998. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the FLEXALL and MUDD product lines was primarily the result of the introduction of FLEXALL QUICKGEL and MUDD Self Heating Skin Cleanser, respectively, in the third quarter of fiscal 1999. The sales increase for BULLFROG reflects the strong demand for sun screen products by the general public during the summer of 1999. PHISODERM sales increases in the current period were largely due to the introduction of the 4 Way Daily Acne Cleanser line extension earlier in fiscal 1999 and increased marketing support, while the increase in sales of HERPECIN-L was principally the result of more effective advertising.

The sales decline in the current period for the SUNSOURCE products reflected the general softening of sales in the dietary supplements' market.

International consumer products sales for the third quarter of fiscal 1999 increased $308, or 19.4%, for the Canadian operation and $121, or 3.7%, for the United Kingdom business. The increase in Canadian sales was primarily associated with certain of the Thompson Medical brands and GOLD BOND, while sales decreases were recorded for all of the remaining brands currently being sold in Canada. The modest increase in United Kingdom sales was entirely associated with sales of BAN to that division's Asian markets. Largely due to slow orders from customers, sales declines were recorded for the other United Kingdom brands. U.S. export sales decreased $308, or 30.6%, for the 1999 period as compared to the same period in fiscal 1998, as a result of a book transfer in the current period of BAN year to date sales in Thailand to the international operations of the United Kingdom which manages all of the Company's Asian operations. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

Cost of goods sold as a percentage of net sales improved to 26.8% from 28.7% in the 1998 period. The improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $4,302, or 16.5%, and were 38.6% of net sales in both the current quarter and the corresponding 1998 period. The majority of the increase in the 1999 period was related to the Thompson Medical brands acquired in December 1998, and to the FLEXALL, SUN-IN, SUNSOURCE and PHISODERM product lines. Decreases in spending related to the PAMPRIN, ICY HOT, BENZODENT, BULLFROG, GOLD BOND and CORNSILK brands. The CORNSILK product line was sold in May 1998.

The increase of $1,035, or 14.1%, in selling, general and administrative expenses in the 1999 period was largely associated with direct selling expenses, resulting from increased sales, with research and development costs and with various expenses of the general service departments of the Company. The selling, general and administrative expenses were 10.7% of net sales in the current period as compared to 10.9% in the same period of last fiscal year, reflecting the increase in sales from newly acquired brands without a corresponding increase in overhead costs.

Interest expense increased $1,502, or 19.5%, in the 1999 period, reflecting primarily the additional debt incurred for the Thompson Medical brands' acquisition in December 1998.

An extraordinary loss of $533, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of $5,000 principal amount of the 12.75% notes.

Net income of $6,013 before extraordinary loss in the 1999 period was $1,622, or 36.9%, greater than the comparable 1998 amount of $4,391. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 1999 AND 1998

Net sales for the nine months ended August 31, 1999 increased $63,764, or 39.6%, to $224,830 from $161,066 for the same period last year. Domestic consumer products sales increased $62,515, or 42.4%, to $209,997 from $147,482 for last year's comparable period. Net sales of international consumer products increased $1,249, or 9.2%, from $13,584 in the 1998 period to $14,833 in the current period.

The increase in domestic consumer products sales in the 1999 period was primarily due to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and the continuing strong performance of the GOLD BOND family of products, especially GOLD BOND Medicated Body Lotion. Sales increases were also registered for the MUDD, SUN-IN, HERPECIN-L and PHISODERM product lines, while decreases were experienced by the SUNSOURCE products and BULLFROG brands. With the exception of the CORNSILK brand, which was sold in May 1998, sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1998. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the GOLD BOND product line was led by the introductions of the Medicated Body Lotion product in the third quarter of fiscal 1998 and the Triple Antibiotic Ointment in the first fiscal quarter of 1999, although sales increases were also realized for the medicated powders and cream products. GOLD BOND sales in the current period were also favorably affected by increased marketing support. SUN-IN, MUDD and PHISODERM sales increases in the current period were largely the result of introductions of line extensions previously noted for these brands, as well as increased advertising and promotional expenditures. The increase in sales of the HERPECIN-L product lines is primarily due to more effective advertising.

The sales decline in the current period for the SUNSOURCE products reflected the general softening of sales in the dietary supplements' market. The decline in BULLFROG sales in the current period was largely the result of reduced sales to two larger customers.

International consumer products sales for the first nine months of fiscal 1999 increased $1,232, or 33.0%, for the Canadian operation but declined $1,018, or 12.6%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the BAN and certain of the Thompson Medical brands, although sales increases were recorded for all of the remaining brands currently being sold in Canada except for PAMPRIN and FLEXALL. Largely due to slow orders from customers, sales declines were recorded for all of the United Kingdom brands, except BAN and GOLD BOND. U.S. export sales increased $1,035, or 59.4%, for the 1999 period as compared to the same period in fiscal 1998, with practically all of the increase being associated with the BAN product line. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

Cost of goods sold as a percentage of net sales improved to 26.6% from 27.9% in the 1998 period. The improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses increased $23,973, or 37.2%, and were 39.3% of net sales compared to 40.0% in the corresponding 1998 period. The majority of the dollar increase in the 1999 period was related to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and to the GOLD BOND, SUN-IN, FLEXALL, MUDD and PHISODERM product lines. Declines in spending were recorded for the BENZODENT, HERPECIN-L, the SUNSOURCE products and CORNSILK brands. The CORNSILK product line was sold in May 1998.

The increase of $3,819, or 19.8%, in selling, general and administrative expenses in the 1999 period was largely associated with direct selling expenses, resulting from increased sales, with research and development costs and with various expenses of the general service departments of the Company. The selling, general and administrative expenses were 10.3% of net sales in the current period as compared to 12.0% in the same period of last fiscal year, reflecting the increase in sales from newly acquired brands without a corresponding increase in overhead costs.

Interest expense increased $8,138, or 42.3%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

An extraordinary loss of $2,833, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period, the premium paid on the retirement of the 12.75% notes and the cost of the termination of interest rate swaps.

Net income of $16,530 before extraordinary loss in the 1999 period was $7,864, or 90.7% greater than the comparable 1998 amount of $8,666 after excluding the gain of $6,403, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital and capital expenditures.

Cash of $22,659 and $10,396 was provided by operations for the nine months ended August 31, 1999, and 1998, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in net income (after considering the gain on the sale of the CORNSILK product line in the fiscal 1998 period) and depreciation and amortization.

Investing activities used cash of $97,603 and $166,468 in the nine months ended August 31, 1999 and 1998, respectively. The decrease of $68,865 in the current period primarily represented the difference in the size of the acquisitions of BAN in March 1998 and the Thompson Medical brands in December 1998.

Financing activities provided cash of $83,457 in the nine months ended August 31, 1999 compared to $152,772 for the comparable prior year period. The decrease of $69,315 in the current period reflected principally the difference in the financing required for the BAN acquisition in March 1998 and for the Thompson Medical brands in December 1998.

The following table presents working capital data at August 31, 1999 and November 30, 1998 or for the respective periods then ended:


                                                                          AUGUST 31,   NOVEMBER 30,
                             ITEM                                            1999         1998
                          ------------                                    ----------   -----------
    Working capital (current assets less current liabilities) ......      $   16,142    $   684
    Current ratio (current assets divided by current liabilities) ..            1.22       1.01
    Quick ratio (cash and cash equivalents and accounts
      Receivable divided by current liabilities) ...................             .84        .63
    Twelve month average accounts receivable turnover ..............            6.19       6.81
    Twelve month average inventory turnover ........................            3.52       3.57
    Working capital as a percentage of total assets ................            3.31%       .19%



The improvement in the current and quick ratios at August 31, 1999 as compared to November 30, 1998 reflected primarily increases in accounts receivable and inventories, which were largely associated with the Thompson Medical brands acquired in December 1998, and the reduction of the current maturities of long-term debt.

Total loans outstanding were $373,641 at August 31, 1999 compared to $291,357 at November 30, 1998, an increase of $82,284 during the first nine months of fiscal 1999. This increase was primarily the result of additional amounts borrowed to purchase the Thompson Medical brands in December 1998. The balances outstanding at August 31, 1999 of the term loan, the revolving credit facility and total senior subordinated notes were $61,000, $-0- and $312,641, respectively. The entire $50,000 of the revolving credit facility was available for use by the Company at August 31, 1999.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 of notes were issued during the first nine months of fiscal 1999.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company has developed a plan to ensure its systems are compliant with the requirements to fulfilling those compliance requirements:

THE COMPANY'S STATE OF READINESS

The Company has replaced its information technology ("IT") systems with a new fully integrated computer system that replaces all hardware and software that the Company uses in its financial, manufacturing and customer services functions. Management believes the new IT system is year 2000 compliant. Accordingly, the year 2000 compliance requirements are considered only a portion of the Company's system replacement effort. This replacement is substantially complete.

COST TO ADDRESS YEAR 2000 ISSUES

The total cost of the new software and hardware is approximately $3,000. Plan costs have been budgeted in the Company's capital expenditures budget.

RISK OF YEAR 2000 ISSUES

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

In the event that the Company or any of the Company's significant customers or suppliers does not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and United Kingdom subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the nine months ended August 31, 1999 and 1998, these subsidiaries accounted for 5% and 7% of total revenues, respectively, and 2% of total assets for each period, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the United Kingdom or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $21 and $83 for the nine months ended August 31, 1999 and 1998, respectively, resulted from foreign currency transactions.

GOVERNMENT REGULATION

In December 1998, the United States Food and Drug Administration ("FDA") conducted an audit of the Company's manufacturing facility in Chattanooga, Tennessee. In connection with that audit, the FDA issued a report citing certain processes and procedures that it requires the Company to change or improve. The Company has responded to the report of the FDA and believes that it has complied with the requirements of the report. No further contact by the FDA has been made to date, but the Company expects a follow-up visit by FDA personnel in the future. There have been no further material developments to date relating to the other matters described in the Company's "Business-Government Regulation" section of its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 1998.

ENVIRONMENTAL

There have been no material changes to date relating to the matters discussed in the Company's "Business-Environmental" section of its Annual Report on Form 10-K filed with the Securities and Exchange commission for the year ended November 30, 1998.

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

              (2) Financial data schedule (Exhibit 27).

         (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended August 31, 1999.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CHATTEM, INC.
                                  (Registrant)


Dated:  October 14, 1999          \s\ A. Alexander Taylor II
        --------------------      --------------------------
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