Form 10-Q/A
period 1999-05-31
CHATTEM INC
filed 2000-01-12
CIK 19520

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CHATTEM, INC.
                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of May 31, 1999 and
     November 30, 1998......................................      3

    Consolidated Statements of Income for the Three and Six
     Months Ended May 31, 1999 and 1998.....................      4

    Consolidated Statements of Cash Flows for the Six Months
     Ended May 31, 1999 and 1998............................      5

    Notes to Consolidated Financial Statements..............      6

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     17

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................     25

  Item 4.  Submission of Matters to a Vote of Security
    Holders.................................................     25

  Item 6.  Exhibits and Reports on Form 8-K.................     25

SIGNATURES..................................................     26

EXHIBIT 11--Statement Regarding Computation of Per Share
  Earnings

EXHIBIT 27--Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MAY 31,
                                                                  1999
                                                              (AS RESTATED,   NOVEMBER 30,
                                                              SEE NOTE 15)        1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  4,869        $  2,076
  Accounts receivable, less allowance for doubtful accounts
    of $850 at May 31, 1999 and $775 at November 30, 1998...      58,400          36,581
  Refundable and deferred income taxes......................       3,058           3,049
  Inventories...............................................      22,980          19,606
  Prepaid expenses and other current assets.................       1,149             784
                                                                --------        --------
    Total current assets....................................      90,456          62,096
                                                                --------        --------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      20,256          18,146
                                                                --------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc..................................       3,242           3,102
  Patents, trademarks and other purchased product rights,
    net.....................................................     360,200         272,226
  Debt issuance costs, net..................................      12,461          10,091
  Other.....................................................       4,286           3,351
                                                                --------        --------
    Total other noncurrent assets...........................     380,189         288,770
                                                                --------        --------
      TOTAL ASSETS..........................................    $490,901        $369,012
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $  9,000        $ 17,444
  Accounts payable..........................................      13,244          12,733
  Payable to bank...........................................         128           1,026
  Accrued liabilities.......................................      42,674          30,209
                                                                --------        --------
    Total current liabilities...............................      65,046          61,412
                                                                --------        --------
LONG-TERM DEBT, less current maturities.....................     378,547         273,913
                                                                --------        --------
DEFERRED INCOME TAXES.......................................       6,826           6,826
                                                                --------        --------
OTHER NONCURRENT LIABILITIES................................       2,150           2,110
                                                                --------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued.............................................          --              --
  Common shares, without par value, authorized 50,000,
    issued 9,764 at May 31, 1999 and 9,574 at November 30,
    1998....................................................       2,034           1,994
  Paid-in surplus...........................................      73,818          69,068
  Accumulated deficit.......................................     (36,046)        (44,960)
                                                                --------        --------
                                                                  39,806          26,102
  Cumulative other comprehensive income--
    Foreign currency translation adjustment.................      (1,474)         (1,351)
                                                                --------        --------
      Total shareholders' equity............................      38,332          24,751
                                                                --------        --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    $490,901        $369,012
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                         ENDED MAY 31,              ENDED MAY 31,
                                                    ------------------------   ------------------------
                                                    (AS RESTATED,              (AS RESTATED,
                                                    SEE NOTE 15)               SEE NOTE 15)
                                                        1999          1998         1999          1998
                                                    -------------   --------   -------------   --------
NET SALES.........................................     $83,441      $58,545      $146,169      $93,466
                                                       -------      -------      --------      -------
COSTS AND EXPENSES:
  Cost of sales...................................      21,794       15,854        38,674       25,536
  Advertising and promotion.......................      33,315       23,202        58,053       38,382
  Selling, general and administrative.............       7,984        6,741        14,684       11,900
                                                       -------      -------      --------      -------
      Total costs and expenses....................      63,093       45,797       111,411       75,818
                                                       -------      -------      --------      -------
INCOME FROM OPERATIONS............................      20,348       12,748        34,758       17,648
                                                       -------      -------      --------      -------
OTHER INCOME (EXPENSE):
  Interest expense................................      (9,373)      (7,332)      (18,179)     (11,512)
  Investment and other income.....................         113          243           244          435
  Gain on product divestiture.....................          --       10,442            --       10,442
                                                       -------      -------      --------      -------
      Total other income (expense)................      (9,260)       3,353       (17,935)        (635)
                                                       -------      -------      --------      -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS............................................      11,088       16,101        16,823       17,013

PROVISION FOR INCOME TAXES........................       4,167        6,032         6,325        6,335
                                                       -------      -------      --------      -------
INCOME BEFORE EXTRAORDINARY LOSS..................       6,921       10,069        10,498       10,678

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
  DEBT, NET.......................................      (1,157)      (1,901)       (1,584)      (1,901)
                                                       -------      -------      --------      -------
NET INCOME........................................     $ 5,764      $ 8,168      $  8,914      $ 8,777
                                                       =======      =======      ========      =======
COMMON SHARES:
  Weighted average number outstanding (basic).....       9,741        9,370         9,726        9,149
                                                       =======      =======      ========      =======
  Weighted average and dilutive potential number
    outstanding...................................      10,112        9,829        10,105        9,548
                                                       =======      =======      ========      =======
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss..............     $   .71      $  1.07      $   1.08      $  1.17
    Extraordinary loss............................        (.12)        (.20)         (.16)        (.21)
                                                       -------      -------      --------      -------
      Total basic.................................     $   .59      $   .87      $    .92      $   .96
                                                       =======      =======      ========      =======
  Diluted:
    Income before extraordinary loss..............     $   .69      $  1.02      $   1.04      $  1.12
    Extraordinary loss............................        (.12)        (.19)         (.16)        (.20)
                                                       -------      -------      --------      -------
      Total diluted...............................     $   .57      $   .83      $    .88      $   .92
                                                       =======      =======      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                 FOR THE SIX MONTHS
                                                                    ENDED MAY 31,
                                                              -------------------------
                                                              (AS RESTATED,
                                                              SEE NOTE 15)
                                                                  1999          1998
                                                              -------------   ---------
OPERATING ACTIVITIES:
  Net income................................................    $   8,914     $   8,777
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................        7,144         4,121
    Extraordinary loss on early extinguishment of debt,
     net....................................................        1,584         1,901
    Gain on sale of trademarks and other product rights.....           --       (10,442)
    Dividend receivable from Elcat, Inc.....................         (140)         (328)
    Other, net..............................................           28           111
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable...................................      (21,819)      (16,434)
      Inventories...........................................          119           910
      Refundable and deferred income taxes..................           (9)           --
      Prepaid and other current assets......................         (149)          729
      Accounts payable and accrued liabilities..............       13,464        15,624
                                                                ---------     ---------
        Net cash provided by operating activities...........        9,136         4,969
                                                                ---------     ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................       (2,473)       (7,348)
  Proceeds from sale of investment..........................          387            --
  Purchase of trademarks and other related assets...........      (91,293)     (165,128)
  Proceeds from sale of trademarks and other product
    rights..................................................           --        11,750
  Other, net................................................       (1,147)         (293)
                                                                ---------     ---------
        Net cash used in investing activities...............      (94,526)     (161,019)
                                                                ---------     ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt...............................     (126,493)      (95,998)
  Proceeds from long-term debt..............................      221,781       262,365
  Proceeds from exercise of stock options and warrants......          675         2,458
  Repurchase of common stock................................         (885)           --
  Debt issuance costs.......................................       (4,829)       (8,297)
  Cancellation of interest rate swap agreements.............       (1,155)           --
  Decrease in payable to bank...............................         (898)         (865)
                                                                ---------     ---------
        Net cash provided by financing activities...........       88,196       159,663
                                                                ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................          (13)           (8)
                                                                ---------     ---------

CASH AND CASH EQUIVALENTS:
  Increase for the period...................................        2,793         3,605
  At beginning of period....................................        2,076         4,858
                                                                ---------     ---------
  At end of period..........................................    $   4,869     $   8,463
                                                                =========     =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 125,500 shares of common stock at $39.84 per
    share to fund portion of Thompson Medical brands'
    acquisition.............................................    $   5,000     $      --
  Additions to trademarks and other product rights by
    assumption of certain liabilities.......................    $     500     $   8,000

PAYMENTS FOR:
  Interest..................................................    $  17,170     $   8,053
  Taxes.....................................................    $   3,981     $     272

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

    See note 15 regarding the restatement of financial statements.

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

4.  Inventories consisted of the following at May 31, 1999 and November 30,
    1998:

                                                         MAY 31,    NOVEMBER 30,
                                                           1999         1998
                                                         --------   ------------
Raw materials and work in process......................  $ 9,140       $ 7,903
Finished goods.........................................   16,250        14,113
Excess of current cost over LIFO values................   (2,410)       (2,410)
                                                         -------       -------
  Total inventories....................................  $22,980       $19,606
                                                         =======       =======

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5. Accrued liabilities consisted of the following at May 31, 1999 and November 30, 1998:

                                                         MAY 31,
                                                          1999       NOVEMBER 30,
                                                       AS RESTATED       1998
                                                       -----------   ------------
Income and other taxes...............................    $ 4,892        $ 3,881
Salaries, wages and commissions......................      2,298          2,850
Advertising and promotion............................     21,071          8,896
Interest.............................................      6,880          5,969
Product acquisitions and divestitures................      3,635          3,290
Royalties............................................        143          2,889
Other................................................      3,755          2,434
                                                         -------        -------
  Total accrued liabilities..........................    $42,674        $30,209
                                                         =======        =======

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

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. Comprehensive income consisted of the following components for the three and six months ended May 31, 1999 and 1998, respectively:

                                          FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                             ENDED MAY 31,            ENDED MAY 31,
                                         ----------------------   ----------------------
                                         AS RESTATED              AS RESTATED
                                            1999         1998        1999         1998
                                         -----------   --------   -----------   --------
Net income.............................     $5,764      $8,168       $8,914      $8,777
Other--foreign currency translation
  adjustment...........................        (52)        102         (123)          9
                                            ------      ------       ------      ------
  Total................................     $5,712      $8,270       $8,791      $8,786
                                            ======      ======       ======      ======

8. On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (the "Thompson Medical brands") for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility. The purchase price of $95,000 was allocated $3,493 to inventory and $91,507 to the trademarks.

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

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

11. In February 1999 a complaint was filed against the Company by Genderm Corporation ("Genderm") in the U.S. District Court for the District of Arizona. The complaint alleged, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringed U.S. Patent 4,485,450 owned by Joel Bernstein, M.D. and licensed to Genderm (the "Patent"). The complaint requested injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the preliminary injunction was held on April 13-14, 1999. On May 6, 1999 U.S. District Court for the District of Arizona held that Genderm had carried its burden of proving a substantial likelihood of success and ultimately showing that the Patent was infringed and issued a preliminary injunction prohibiting the Company from shipping CAPZASIN-P cream, CAPZASIN-HP cream and ICY HOT Arthritis Therapy Gel. Following the issuance of the preliminary injunction, Chattem reached a settlement with Genderm pursuant to which Chattem made a single payment of $750 in exchange for the dismissal of the complaint and a fully paid license to use the Patent until its expiration. The settlement cost was recorded as a settlement of a pre-acquisition contingency.

12. During May 1999 the Company retired $6,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. The remaining principal amount outstanding is $42,901.

    In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $1,584, net of taxes, for the six months ended May 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

13. In March 1999 the Company repurchased for $885, and returned to unissued, 30,000 shares of its common stock, without par value.

14. For purposes of reporting cash flows, the Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

15. Restatement

    In May 1999 the Company terminated its interest rate swap agreements and in connection therewith recorded a $716 loss, net of tax, as an extraordinary item. The Company recently determined that the proper accounting for this transaction was to defer the loss and amortize it as interest expense over the remaining original life of the swap agreements because the swap was redesignated as a hedge of continuing debt with similar terms.

    As a result of adjustments recorded by the Company to defer and amortize the loss, the Company has revised its previously reported results of operations for the three and six months ended May 31, 1999. This Form 10-Q/A reflects the results of these adjustments. A summary of the effect of the adjustments for the three and six months ended May 31, 1999 on certain previously reported amounts is as follows (in thousands, except per share data):

                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                         MAY 31, 1999               MAY 31, 1999
                                   ------------------------   ------------------------
                                   AS PREVIOUSLY              AS PREVIOUSLY
                                     REPORTED      RESTATED     REPORTED      RESTATED
                                   -------------   --------   -------------   --------
Interest expense.................     $ 9,342      $ 9,373       $18,148      $ 18,179
Total other income (expense).....      (9,229)      (9,260)      (17,904)      (17,935)
Income before income taxes and
  extraordinary loss.............      11,119       11,088        16,854        16,823
Provision for income taxes.......       4,179        4,167         6,337         6,325
Income before extraordinary
  loss...........................       6,940        6,921        10,517        10,498
Extraordinary loss on early
  extinguishment of debt, net....       1,873        1,157         2,300         1,584
Net income.......................       5,067        5,764         8,217         8,914
Net income (loss) per common
  share:
  Basic:
    Income before extraordinary
      loss.......................         .71          .71          1.08          1.08
    Extraordinary loss...........        (.19)        (.12)         (.24)         (.16)
    Total basic..................         .52          .59           .84           .92
  Diluted:
    Income before extraordinary
      loss.......................         .69          .69          1.04          1.04
    Extraordinary loss...........        (.19)        (.12)         (.23)         (.16)
    Total diluted................         .50          .57           .81           .88

                                                              MAY 31, 1999
                                                        ------------------------
                                                        AS PREVIOUSLY
                                                          REPORTED      RESTATED
                                                        -------------   --------
Other noncurrent assets...............................    $  3,161      $  4,286
Accrued liabilities...................................      42,246        42,674
Accumulated deficit...................................     (36,743)      (36,046)

16. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment and Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                  MAY 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                         NON-GUARANTOR
                                                                           SUBSIDIARY     ELIMINATIONS
                                                   CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                  ---------   --------   --------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................  $   3,248   $     19       $1,602         $    --        $  4,869
  Accounts receivable, less allowance for
    doubtful accounts of $850...................     55,113         --        3,287              --          58,400
  Refundable and deferred income taxes..........      3,058         --           --              --           3,058
  Inventories...................................     20,479         --        2,501              --          22,980
  Prepaid expenses and other current assets.....        312         --          837              --           1,149
                                                  ---------   --------       ------         -------        --------
    Total current assets........................     82,210         19        8,227              --          90,456
                                                  ---------   --------       ------         -------        --------
PROPERTY, PLANT AND EQUIPMENT, NET..............     19,856         --          400              --          20,256
                                                  ---------   --------       ------         -------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc......................      3,242         --           --              --           3,242
  Patents, trademarks and other purchased
    product rights, net.........................      5,752    354,448           --              --         360,200
  Debt issuance costs, net......................     12,461         --           --              --          12,461
  Investment in subsidiaries....................      9,930         --           --          (9,930)             --
  Other.........................................      4,286         --           --              --           4,286
                                                  ---------   --------       ------         -------        --------
    Total other noncurrent assets...............     35,671    354,448           --          (9,930)        380,189
                                                  ---------   --------       ------         -------        --------
      TOTAL ASSETS..............................  $ 137,737   $354,467       $8,627         $(9,930)       $490,901
                                                  =========   ========       ======         =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..........  $   9,000   $     --       $   --         $    --        $  9,000
  Accounts payable..............................     12,256         --          988              --          13,244
  Payable to bank...............................        128         --           --              --             128
  Accrued liabilities...........................     41,718         --          956              --          42,674
                                                  ---------   --------       ------         -------        --------
    Total current liabilities...................     63,102         --        1,944              --          65,046
                                                  ---------   --------       ------         -------        --------
LONG-TERM DEBT, less current maturities.........    378,547         --           --              --         378,547
                                                  ---------   --------       ------         -------        --------
DEFERRED INCOME TAXES...........................      1,085      5,741           --              --           6,826
                                                  ---------   --------       ------         -------        --------
OTHER NONCURRENT LIABILITIES....................      2,150         --           --              --           2,150
                                                  ---------   --------       ------         -------        --------
INTERCOMPANY ACCOUNTS...........................   (344,585)   346,485       (1,900)             --              --
                                                  ---------   --------       ------         -------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued...............         --         --           --              --              --
  Common shares, without par value, authorized
    50,000, issued 9,764........................      2,034          2        9,928           9,930           2,034
  Paid-in surplus...............................     73,818         --           --              --          73,818
  Accumulated deficit...........................    (37,909)     2,239         (376)             --         (36,046)
                                                  ---------   --------       ------         -------        --------
                                                     37,943      2,241        9,552           9,930          39,806
  Cumulative other comprehensive income--
    Foreign currency translation adjustment.....       (505)        --         (969)             --          (1,474)
                                                  ---------   --------       ------         -------        --------
      Total shareholders' equity................     37,438      2,241        8,583           9,930          38,332
                                                  ---------   --------       ------         -------        --------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY................................  $ 137,737   $354,467       $8,627         $ 9,930        $490,901
                                                  =========   ========       ======         =======        ========

                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                               NOVEMBER 30, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                         NON-GUARANTOR
                                                                           SUBSIDIARY     ELIMINATIONS
                                                   CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                   --------   --------   --------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................  $    (95)  $     11       $2,160         $    --        $  2,076
  Accounts receivable, less allowance for
    doubtful accounts of $775....................    32,920         --        3,661              --          36,581
  Refundable and deferred income taxes...........     3,049         --           --              --           3,049
  Inventories....................................    16,607         --        2,999              --          19,606
  Prepaid expenses and other current assets......        93        415          276              --             784
                                                   --------   --------       ------         -------        --------
    Total current assets.........................    52,574        426        9,096              --          62,096
                                                   --------   --------       ------         -------        --------
PROPERTY, PLANT AND EQUIPMENT, NET...............    17,675         --          471              --          18,146
                                                   --------   --------       ------         -------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc.......................     3,102         --           --              --           3,102
  Patents, trademarks and other purchased product
    rights, net..................................     4,409    267,817           --              --         272,226
  Debt issuance costs, net.......................    10,091         --           --              --          10,091
  Investment in subsidiaries.....................     9,930         --           --          (9,930)             --
  Other..........................................     2,979         --          372              --           3,351
                                                   --------   --------       ------         -------        --------
    Total other noncurrent assets................    30,511    267,817          372          (9,930)        288,770
                                                   --------   --------       ------         -------        --------
      TOTAL ASSETS...............................  $100,760   $268,243       $9,939         $(9,930)       $369,012
                                                   ========   ========       ======         =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt...........  $ 17,444   $     --       $   --         $    --        $ 17,444
  Accounts payable...............................    12,090         --          643              --          12,733
  Payable to bank................................     1,026         --           --              --           1,026
  Accrued liabilities............................    28,963         20        1,226              --          30,209
                                                   --------   --------       ------         -------        --------
    Total current liabilities....................    59,523         20        1,869              --          61,412
                                                   --------   --------       ------         -------        --------
LONG-TERM DEBT, less current maturities..........   273,913         --           --              --         273,913
                                                   --------   --------       ------         -------        --------
DEFERRED INCOME TAXES............................     1,085      5,741           --              --           6,826
                                                   --------   --------       ------         -------        --------
OTHER NONCURRENT LIABILITIES.....................     2,110         --           --              --           2,110
                                                   --------   --------       ------         -------        --------
INTERCOMPANY ACCOUNTS............................  (259,582)   259,661          (79)             --              --
                                                   --------   --------       ------         -------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued...........................        --         --           --              --              --
  Common shares, without par value, authorized
    50,000, issued 9,574.........................     1,994          2        9,928           9,930           1,994
  Paid-in surplus................................    69,068         --           --              --          69,068
  Accumulated deficit............................   (46,846)     2,819         (933)             --         (44,960)
                                                   --------   --------       ------         -------        --------
                                                     24,216      2,821        8,995           9,930          26,102
  Cumulative other comprehensive income--
    Foreign currency translation adjustment......      (505)        --         (846)             --          (1,351)
                                                   --------   --------       ------         -------        --------
      Total shareholders' equity.................    23,711      2,821        8,149           9,930          24,751
                                                   --------   --------       ------         -------        --------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY.................................  $100,760   $268,243       $9,939         $ 9,930        $369,012
                                                   ========   ========       ======         =======        ========

                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                     FOR THE SIX MONTHS ENDED MAY 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                           NON-GUARANTOR
                                                                             SUBSIDIARY     ELIMINATIONS
                                                     CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                     --------   --------   --------------   ------------   ------------
NET SALES..........................................  $139,417    $   --        $6,752          $   --        $146,169
                                                     --------    ------        ------          ------        --------
COSTS AND EXPENSES:
  Cost of sales....................................    36,343        --         2,331              --          38,674
  Advertising and promotion........................    51,182     4,644         2,227              --          58,053
  Selling, general and administrative..............    13,161        --         1,523              --          14,684
                                                     --------    ------        ------          ------        --------
    Total costs and expenses.......................   100,686     4,644         6,081              --         111,411
                                                     --------    ------        ------          ------        --------
INCOME FROM OPERATIONS.............................    38,731    (4,644)          671              --          34,758
                                                     --------    ------        ------          ------        --------
OTHER INCOME (EXPENSE):
  Interest expense.................................   (18,179)       --            --              --         (18,179)
  Investment and other income......................       210        (7)           41              --             244
  Royalties........................................    (6,688)    6,802          (114)             --              --
  Premium revenue..................................       (19)       --            19              --              --
  Corporate allocations............................        18        --           (18)             --              --
                                                     --------    ------        ------          ------        --------
    Total other income (expense)...................   (24,658)    6,795           (72)             --         (17,935)
                                                     --------    ------        ------          ------        --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS.............................................    14,073     2,151           599              --          16,823
PROVISION FOR INCOME TAXES.........................     5,321       731           273              --           6,325
                                                     --------    ------        ------          ------        --------
INCOME BEFORE EXTRAORDINARY LOSS...................     8,752     1,420           326              --          10,498
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET..............................................    (1,584)       --            --              --          (1,584)
                                                     --------    ------        ------          ------        --------
NET INCOME.........................................  $  7,168    $1,420        $  326          $   --        $  8,914
                                                     ========    ======        ======          ======        ========

                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                     FOR THE SIX MONTHS ENDED MAY 31, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                           NON-GUARANTOR
                                                                             SUBSIDIARY     ELIMINATIONS
                                                     CHATTEM     SIGNAL      COMPANIES        DR, (CR)     CONSOLIDATED
                                                     --------   --------   --------------   ------------   ------------
NET SALES..........................................  $86,499     $   --        $6,967         $    --        $93,466
                                                     -------     ------        ------         -------        -------
COSTS AND EXPENSES:
  Cost of sales....................................   23,215         --         2,321              --         25,536
  Advertising and promotion........................   33,547      2,176         2,659              --         38,382
  Selling, general and administrative..............   10,346         13         1,541              --         11,900
                                                     -------     ------        ------         -------        -------
    Total costs and expenses.......................   67,108      2,189         6,521              --         75,818
                                                     -------     ------        ------         -------        -------
INCOME FROM OPERATIONS.............................   19,391     (2,189)          446              --         17,648
                                                     -------     ------        ------         -------        -------
OTHER INCOME (EXPENSE):
  Interest expense.................................  (11,512)        --            --              --        (11,512)
  Investment and other income......................      410          1            24              --            435
  Gain on product divestiture......................       --     10,442            --              --         10,442
  Royalties........................................   (4,137)     4,251          (114)             --             --
  Premium revenue..................................     (175)        --           175              --             --
  Corporate allocations............................       16         --           (16)             --             --
                                                     -------     ------        ------         -------        -------
    Total other income (expense)...................  (15,398)    14,694            69              --           (635)
                                                     -------     ------        ------         -------        -------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS.............................................    3,993     12,505           515              --         17,013
PROVISION FOR INCOME TAXES.........................    1,728      4,500           107              --          6,335
                                                     -------     ------        ------         -------        -------
INCOME BEFORE EXTRAORDINARY LOSS...................    2,265      8,005           408              --         10,678
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET..............................................   (1,901)        --            --              --         (1,901)
                                                     -------     ------        ------         -------        -------
NET INCOME.........................................  $   364     $8,005        $  408         $    --        $ 8,777
                                                     =======     ======        ======         =======        =======

                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED MAY 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                      NON-GUARANTOR
                                                                        SUBSIDIARY     ELIMINATIONS
                                                CHATTEM     SIGNAL      COMPANIES        DR, (CR)       CONSOLIDATED
                                               ---------   --------   --------------   ------------   ----------------
OPERATING ACTIVITIES:
  Net income.................................  $   7,168    $1,420       $   326        $      --        $   8,914
  Adjustments to reconcile net income to net
    cash provided by operating activities:                                                     --
    Depreciation and amortization............      2,432     4,644            68               --            7,144
    Extraordinary loss on early
      extinguishment of debt, net............      1,584        --            --               --            1,584
    Dividend receivable from Elcat, Inc......       (140)       --            --               --             (140)
    Income tax provision.....................       (731)      731            --               --               --
    Other net................................         20         8            --               --               28
    Changes in operating assets and
      liabilities, net of acquisitions:
      Accounts receivable....................    (22,161)       --           342               --          (21,819)
      Inventories............................       (346)       --           465               --              119
      Refundable and deferred income taxes...         (9)       --            --               --               (9)
      Prepaid and other current assets.......         56        --          (205)              --             (149)
      Accounts payable and accrued
        liabilities..........................     13,166        --           298               --           13,464
                                               ---------    ------       -------        ---------        ---------
        Net cash provided by operating
          activities.........................      1,039     6,803         1,294               --            9,136
                                               ---------    ------       -------        ---------        ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment................................     (2,460)       --           (13)              --           (2,473)
  Purchase of trademarks and other related
    assets...................................    (91,293)       --            --               --          (91,293)
  Proceeds from sale of investment...........         --       387            --               --              387
  Other assets...............................     (1,147)       --            --               --           (1,147)
                                               ---------    ------       -------        ---------        ---------
        Net cash provided by (used in)
          investing activities...............    (94,900)      387           (13)              --          (94,526)
                                               ---------    ------       -------        ---------        ---------

FINANCING ACTIVITIES:
  Payments on long-term debt.................   (126,493)       --            --               --         (126,493)
  Proceeds from long-term debt...............    221,781        --            --               --          221,781
  Proceeds from exercise of stock options and
    warrants.................................        675        --            --               --              675
  Debt issuance costs........................     (4,829)       --            --               --           (4,829)
  Increase in payable to bank................       (898)       --            --               --             (898)
  Repurchase of common stock.................       (885)       --            --               --             (885)
  Cancellation of interest rate swap
    agreements...............................     (1,155)       --            --               --           (1,155)
  Dividends paid.............................      2,000    (2,000)           --               --               --
  Changes in intercompany accounts...........      7,040    (5,182)       (1,858)              --               --
                                               ---------    ------       -------        ---------        ---------
        Net cash provided by (used in)
          financing activities...............     97,236    (7,182)       (1,858)              --           88,196
                                               ---------    ------       -------        ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS...........................        (32)       --            19               --              (13)
                                               ---------    ------       -------        ---------        ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period.........      3,343         8          (558)              --            2,793
  At beginning of period.....................        (95)       11         2,160               --            2,076
                                               ---------    ------       -------        ---------        ---------
  At end of period...........................  $   3,248    $   19       $ 1,602        $      --        $   4,869
                                               =========    ======       =======        =========        =========

                                    Note 16.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED MAY 31, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                          NON-GUARANTOR
                                                                            SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM     SIGNAL      COMPANIES        DR, (CR)     CONSOLIDATED
                                                    --------   --------   --------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income......................................  $   364    $ 8,005        $  408         $     --       $  8,777
  Adjustments to reconcile net income to net cash
    provided by operating activities:                                                              --
    Depreciation and amortization.................    1,875      2,176            70               --          4,121
    Extraordinary loss on early extinguishment of
      debt, net...................................    1,901         --            --               --          1,901
    Dividend receivable from Elcat, Inc...........     (328)        --            --               --           (328)
    Gain on product divestiture...................       --    (10,442)           --               --        (10,442)
    Income tax provision..........................   (4,500)     4,500            --               --             --
    Other, net....................................      111         --            --               --            111
    Changes in operating assets and liabilities,
      net of acquisitions:
      Accounts Receivable.........................  (17,114)        --           680               --        (16,434)
      Inventories.................................    1,445         --          (535)              --            910
      Refundable and deferred income taxes........       --         --            --               --             --
      Prepaid and other current assets............      863         --          (134)              --            729
      Accounts payable and accrued liabilities....   15,475         --           149               --         15,624
                                                    --------   -------        ------         --------       --------
        Net cash provided by operating
          activities..............................       92      4,239           638               --          4,969
                                                    --------   -------        ------         --------       --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment......   (7,331)        --           (17)              --         (7,348)
  Purchase of trademarks and other related
    assets........................................  (165,128)       --            --               --       (165,128)
  Proceeds from product divestiture...............   11,750         --            --               --         11,750
  Other assets....................................     (293)        --            --               --           (293)
                                                    --------   -------        ------         --------       --------
        Net cash (used in) investing activities...  (161,002)       --           (17)              --       (161,019)
                                                    --------   -------        ------         --------       --------

FINANCING ACTIVITIES:
  Payments on long- term debt.....................  (95,998)        --            --               --        (95,998)
  Proceeds from long-term debt....................  262,365         --            --               --        262,365
  Proceeds from exercise of stock options and
    warrants......................................    2,458         --            --               --          2,458
  Debt issuance costs.............................   (8,297)        --            --               --         (8,297)
  Payable to bank.................................     (865)        --            --               --           (865)
  Dividends paid..................................    2,000     (2,000)           --               --             --
  Changes in intercompany accounts................    2,954     (2,205)         (749)              --             --
                                                    --------   -------        ------         --------       --------
        Net cash provided by (used in) financing
          activities..............................  164,617     (4,205)         (749)              --        159,663
                                                    --------   -------        ------         --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.....................................       (9)        --             1               --             (8)
                                                    --------   -------        ------         --------       --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period..............    3,698         34          (127)              --          3,605
  At beginning of period..........................    2,997         55         1,806               --          4,858
                                                    --------   -------        ------         --------       --------
  At end of period................................  $ 6,695    $    89        $1,679         $     --       $  8,463
                                                    ========   =======        ======         ========       ========

                                    Note 16.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

    On December 21, 1998, the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. for $95,000. The purchase price consisted of $90,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by a new senior credit facility. The purchase price of $95,000 was allocated $3,493 to inventory and $91,507 to the trademarks.

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

    For the second quarter of fiscal 1999, net sales increased 42.5% to $83,441 from $58,545 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 59.6% to $20,348 for 1999 from $12,748 in 1998. Net income before extraordinary loss and product divestiture for the 1999 period was $6,921, or $.69 per share, as compared to $3,595, or $.37 per share, for the comparable 1998 period, an increase of 92.5%. The increase in earnings per share was achieved despite the weighted average and dilutive potential number of shares outstanding increasing 3.0% from 1998 to 1999.

    For the first six months of fiscal 1999, net sales were $146,169 compared to $93,466 for the same period of 1998, a 56.4% increase. Income from operations for the 1999 period was $34,758 versus $17,648 in the comparable 1998 period, a 97.0% increase. Net income before extraordinary loss for the first six months of fiscal 1999 was $10,498, or $1.04 per share, compared to $4,204, or $.44 per share, excluding the gain on the sale of CORNSILK completed in the second fiscal quarter of 1998, an increase of 149.7%.

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

    During May 1999 the Company retired $6,750 face amount of its 12.75% Senior Subordinated Notes, due 2004.

    In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $1,584, net of taxes, for the six months ended
May 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

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

RESULTS OF OPERATIONS

    The following table sets forth, for income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                    FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                        ENDED MAY 31,             ENDED MAY 31,
                                                   -----------------------   -----------------------
                                                   AS RESTATED               AS RESTATED
                                                      1999         1998         1999         1998
                                                   -----------   ---------   -----------   ---------
NET SALES........................................      100.0%      100.0%        100.0%      100.0%
                                                      ------      ------        ------      ------
COSTS AND EXPENSES:
  Cost of sales..................................       26.1        27.1          26.5        27.3
  Advertising and promotion......................       39.9        39.6          39.7        41.1
  Selling, general and administrative............        9.6        11.5          10.0        12.7
                                                      ------      ------        ------      ------
    Total costs and expenses.....................       75.6        78.2          76.2        81.1
                                                      ------      ------        ------      ------
INCOME FROM OPERATIONS...........................       24.4        21.8          23.8        18.9
                                                      ------      ------        ------      ------
OTHER INCOME (EXPENSE):
  Interest expense...............................      (11.2)      (12.5)        (12.4)      (12.3)
  Investment and other income....................         .1          .4            .1          .4
  Gain on product divestiture....................         --        17.8            --        11.2
                                                      ------      ------        ------      ------
    Total other income (expense).................      (11.1)        5.7         (12.3)        (.7)
                                                      ------      ------        ------      ------
INCOME BEFORE INCOME TAXES.......................       13.3        27.5          11.5        18.2
PROVISION FOR INCOME TAXES.......................        5.0        10.3           4.3         6.8
                                                      ------      ------        ------      ------
NET INCOME BEFORE EXTRAORDINARY LOSS.............        8.3%       17.2%          7.2%       11.4%
                                                      ======      ======        ======      ======

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

    Interest expense increased $2,041, or 27.8%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

    An extraordinary loss of $1,157, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

    Net income of $6,921 before extraordinary loss in the 1999 period was $3,326, or 92.5%, greater than the comparable 1998 amount of $3,595 after excluding the gain of $6,474, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

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

    The increase in sales of the GOLD BOND product line was led by the introductions of the Medicated Body Lotion product in the third quarter of fiscal 1998 and the Triple Antibiotic Ointment in the first quarter of 1999, although sales increases were also realized for the medicated powders and cream products. GOLD BOND sales in the current period were also favorably affected by increased marketing support. PHISODERM sales increases in the current period were largely the result of the introduction of the 4 Way Daily Acne Cleanser line extension and increased advertising and promotional expenditures. Sales increases for the PAMPRIN and SUN-IN brands were largely the result of increased marketing support, while the increase in sales of HERPECIN-L is primarily due to more effective advertising. Also, SUN-IN sales in the 1999 period benefited from the introduction of its Super Streaks product in February of the current year.

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

    Advertising and promotion expenses increased $19,671, or 51.3%, and were 39.7% of net sales compared to 41.1% in the corresponding 1998 period. The majority of the dollar increase in the 1999 period was related to the BAN and Thompson Medical brands acquired in March and December 1998, respectively, and to the GOLD BOND, SUN-IN and PHISODERM. Declines were recorded for the HERPECIN-L, SUNSOURCE and CORNSILK brands. The CORNSILK product line was sold in May 1998.

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

    Interest expense increased $6,667, or 57.9%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

    An extraordinary loss of $1,584, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

    Net income of $10,498 before extraordinary loss in the 1999 period was $6,294, or 149.7% greater than the comparable 1998 amount of $4,204 after excluding the gain of $6,474, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

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

    The following table presents working capital data at May 31, 1999 and November 30, 1998 or for the respective periods then ended:

                                                         MAY 31,
                                                          1999       NOVEMBER 30,
ITEM                                                   AS RESTATED       1998
----                                                   -----------   ------------
Working capital (current assets less current
  liabilities).......................................    $25,410         $684
Current ratio (current assets divided by current
  liabilities).......................................       1.39         1.01
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities).........        .97          .63
Average accounts receivable turnover.................       5.29         6.81
Average inventory turnover...........................       3.40         3.57
Working capital as a percentage of total assets......       5.18%         .19%

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In February 1999 a complaint was filed against the Company by Genderm Corporation ("Genderm") in the U.S. District Court for the District of Arizona. The complaint alleged, among other things, that the formulations of CAPZASIN-P, CAPZASIN-HP and ICY HOT Arthritis Therapy Gel infringed U.S. Patent 4,485,450 owned by Joel Bernstein, M.D. and licensed to Genderm (the "Patent"). The complaint requested injunctive relief, compensatory and treble damages, costs and attorneys fees. A hearing on the preliminary injunction was held on April 13 - 14, 1999. On May 6, 1999 U.S. District Court for the District of Arizona held that Genderm had carried its burden of proving a substantial likelihood of success and ultimately showing that the Patent was infringed and issued a preliminary injunction prohibiting the Company from shipping CAPZASIN-P cream, CAPZASIN-HP cream and ICY HOT Arthritis Therapy Gel. Following the issuance of the preliminary injunction, Chattem reached a settlement with Genderm pursuant to which Chattem made a single payment of $750 in exchange for the dismissal of the complaint and a fully paid license to use the Patent until its expiration. The settlement cost was recorded as a settlement of a pre-acquisition contingency.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        (1) Statement regarding computation of per share earnings, as restated (Exhibit 11).

        (2) Financial data schedule, as restated (Exhibit 27).

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

                                                      CHATTEM, INC.
                                                      (Registrant)

                                                                 /s/ A. ALEXANDER TAYLOR II
                                                      ------------------------------------------------
                                                                   A. Alexander Taylor II
Dated: January 11, 2000                               PRESIDENT AND DIRECTOR (CHIEF OPERATING OFFICER)

                                                                   /s/ STEPHEN M. POWELL
                                                      ------------------------------------------------
                                                                     Stephen M. Powell
                                                                 (CHIEF ACCOUNTING OFFICER)