Form 10-Q/A
period 1999-08-31
CHATTEM INC
filed 2000-01-12
CIK 19520

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

                                 CHATTEM, INC.
                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of August 31, 1999 and
     November 30, 1998......................................      3

    Consolidated Statements of Income for the Three and Nine
     Months Ended August 31, 1999 and 1998..................      4

    Consolidated Statements of Cash Flows for the Nine
     Months Ended August 31, 1999 and 1998..................      5

    Notes to Consolidated Financial Statements..............      6

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     17

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................     25

SIGNATURES..................................................     26

EXHIBIT 11--Statement Regarding Computation of Per Share
  Earnings

EXHIBIT 27--Financial Data Schedule

                         PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               AUGUST 31,
                                                                  1999
                                                              (AS RESTATED,   NOVEMBER 30,
                                                              SEE NOTE 16)        1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 10,575        $  2,076
  Accounts receivable, less allowance for doubtful accounts
    of $850 at August 31, 1999 and $775 at November 30,
    1998....................................................      50,704          36,581
  Refundable and deferred income taxes......................       3,058           3,049
  Inventories...............................................      23,700          19,606
  Prepaid expenses and other current assets.................       1,042             784
                                                                --------        --------
    Total current assets....................................      89,079          62,096
                                                                --------        --------
PROPERTY, PLANT AND EQUIPMENT, NET..........................      22,092          18,146
                                                                --------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc..................................       3,312           3,102
  Patents, trademarks and other purchased product rights,
    net.....................................................     358,449         272,226
  Debt issuance costs, net..................................      12,001          10,091
  Other.....................................................       4,413           3,351
                                                                --------        --------
    Total other noncurrent assets...........................     378,175         288,770
                                                                --------        --------
      TOTAL ASSETS..........................................    $489,346        $369,012
                                                                ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................    $ 10,000        $ 17,444
  Accounts payable..........................................       7,091          12,733
  Payable to bank...........................................      10,183           1,026
  Accrued liabilities.......................................      46,056          30,209
                                                                --------        --------
    Total current liabilities...............................      73,330          61,412
                                                                --------        --------
LONG-TERM DEBT, less current maturities.....................     363,641         273,913
                                                                --------        --------
DEFERRED INCOME TAXES.......................................       6,826           6,826
                                                                --------        --------
OTHER NONCURRENT LIABILITIES................................       1,966           2,110
                                                                --------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued.............................................          --              --
  Common shares, without par value, authorized 50,000,
    issued 9,821 at August 31, 1999 and 9,574 at
    November 30, 1998.......................................       2,045           1,994
  Paid-in surplus...........................................      73,682          69,068
  Accumulated deficit.......................................     (30,622)        (44,960)
                                                                --------        --------
                                                                  45,105          26,102
  Cumulative other comprehensive income--
    Foreign currency translation adjustment.................      (1,522)         (1,351)
                                                                --------        --------
    Total shareholders' equity..............................      43,583          24,751
                                                                --------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............    $489,346        $369,012
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                    ENDED AUGUST 31,             ENDED AUGUST 31,
                                               --------------------------   --------------------------
                                               (AS RESTATED,                (AS RESTATED,
                                               SEE NOTE 16)                 SEE NOTE 16)
                                                   1999           1998          1999           1998
                                               -------------   ----------   -------------   ----------
NET SALES....................................     $78,661       $67,600       $224,830       $161,066
                                                  -------       -------       --------       --------
COSTS AND EXPENSES:
  Cost of sales..............................      21,045        19,381         59,719         44,917
  Advertising and promotion..................      30,390        26,088         88,443         64,470
  Selling, general and administrative........       8,401         7,366         23,085         19,266
                                                  -------       -------       --------       --------
    Total costs and expenses.................      59,836        52,835        171,247        128,653
                                                  -------       -------       --------       --------
INCOME FROM OPERATIONS.......................      18,825        14,765         53,583         32,413
                                                  -------       -------       --------       --------
OTHER INCOME (EXPENSE):
  Interest expense...........................      (9,313)       (7,720)       (27,492)       (19,232)
  Investment and other income................         101            97            345            571
  Gain (loss) on product divestiture.........          --           (75)            --         10,328
                                                  -------       -------       --------       --------
    Total other income (expense).............      (9,212)       (7,698)       (27,147)        (8,333)
                                                  -------       -------       --------       --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS.......................................       9,613         7,067         26,436         24,080

PROVISION FOR INCOME TAXES...................       3,656         2,676          9,981          9,011
                                                  -------       -------       --------       --------
INCOME BEFORE EXTRAORDINARY LOSS.............       5,957         4,391         16,455         15,069

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
  DEBT, NET..................................        (533)         (958)        (2,117)        (2,859)
                                                  -------       -------       --------       --------
NET INCOME...................................     $ 5,424       $ 3,433       $ 14,338       $ 12,210
                                                  =======       =======       ========       ========
COMMON SHARES:
  Weighted average number outstanding
    (basic)..................................       9,774         9,483          9,742          9,165
                                                  =======       =======       ========       ========
  Weighted average and dilutive potential
    number outstanding.......................      10,039         9,846         10,037          9,507
                                                  =======       =======       ========       ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss.........     $   .61       $   .46       $   1.69       $   1.64
    Extraordinary loss.......................        (.05)         (.10)          (.22)          (.31)
                                                  -------       -------       --------       --------
      Total basic............................     $   .56       $   .36       $   1.47       $   1.33
                                                  -------       -------       --------       --------
  Diluted:
    Income before extraordinary loss.........     $   .59       $   .45       $   1.64       $   1.58
    Extraordinary loss.......................        (.05)         (.10)          (.21)          (.30)
                                                  -------       -------       --------       --------
      Total diluted..........................     $   .54       $   .35       $   1.43       $   1.28
                                                  =======       =======       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                FOR THE NINE MONTHS
                                                                  ENDED AUGUST 31,
                                                              ------------------------
                                                              (AS RESTATED,
                                                              SEE NOTE 16)
                                                                  1999          1998
                                                              -------------   --------
OPERATING ACTIVITIES:
  Net income................................................    $ 14,338      $ 12,210
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      10,988         6,881
    Extraordinary loss on early extinguishment of debt,
     net....................................................       2,117         2,859
    Gain on sale of trademarks and other product rights.....          --       (10,328)
    Dividend receivable from Elcat, Inc.....................        (210)         (392)
    Other, net..............................................         (10)          (32)
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable...................................     (14,123)      (12,696)
      Inventories...........................................        (601)        2,130
      Refundable and deferred income taxes..................          (9)           --
      Prepaid and other current assets......................        (182)          675
      Accounts payable and accrued liabilities..............      10,351         9,089
                                                                --------      --------
      Net cash provided by operating activities.............      22,659        10,396
                                                                --------      --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................      (5,260)       (4,157)
  Proceeds from sale of investment..........................         387            --
  Purchase of trademarks and other related assets...........     (91,051)     (173,084)
  Proceeds from sale of trademarks and other product
    rights..................................................          --        11,750
  Increase in other assets..................................      (1,679)         (977)
                                                                --------      --------
      Net cash used in investing activities.................     (97,603)     (166,468)
                                                                --------      --------

FINANCING ACTIVITIES:
  Repayment of long-term debt...............................    (140,909)     (107,065)
  Proceeds from long-term debt..............................     223,193       262,365
  Proceeds from exercise of stock options and warrants......       1,229         3,208
  Repurchase of common stock................................      (1,564)           --
  Debt issuance costs.......................................      (6,494)       (7,873)
  Cancellation of interest rate swap agreements.............      (1,155)           --
  Increase in payable to bank...............................       9,157         2,137
                                                                --------      --------
      Net cash provided by financing activities.............      83,457       152,772
                                                                --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................         (14)          (26)
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period........................       8,499        (3,326)
  At beginning of period....................................       2,076         4,858
                                                                --------      --------
  At end of period..........................................    $ 10,575      $  1,532
                                                                --------      --------

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 125,500 shares of common stock at $39.84 per
    share to fund portion of Thompson Medical brands'
    acquisition.............................................    $  5,000      $     --
  Additions to trademarks and other product rights by
    assumption of certain liabilities.......................    $  1,025      $  8,000

PAYMENTS FOR:
  Interest..................................................    $ 21,405      $ 12,849
  Taxes.....................................................    $  6,227      $    448

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

    See note 16 regarding the restatement of financial statements.

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

3. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years.

4. Inventories consisted of the following at August 31, 1999 and November 30, 1998:

                                                        AUGUST 31,   NOVEMBER 30,
                                                           1999          1998
                                                        ----------   ------------
Raw materials and work in process.....................    $ 9,636       $ 7,903
Finished goods........................................     16,474        14,113
Excess of current cost over LIFO values...............     (2,410)       (2,410)
                                                          -------       -------
      Total inventories...............................    $23,700       $19,606
                                                          =======       =======

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5. Accrued liabilities consisted of the following at August 31, 1999 and November 30, 1998:

                                                       AUGUST 31,
                                                          1999       NOVEMBER 30,
                                                       AS RESTATED       1998
                                                       -----------   ------------
Income and other taxes...............................    $ 5,746        $ 3,881
Salaries, wages and commissions......................      2,618          2,850
Advertising and promotion............................     18,201          8,896
Interest.............................................     11,453          5,969
Product acquisitions and divestitures................      3,681          3,290
Royalties............................................      2,255          2,889
Other................................................      2,102          2,434
                                                         -------        -------
      Total accrued liabilities......................    $46,056        $30,209
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

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. Comprehensive income consisted of the following components for the three and nine months ended August 31, 1999 and 1998, respectively:

                                         FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                           ENDED AUGUST 31,         ENDED AUGUST 31,
                                        ----------------------   ----------------------
                                        AS RESTATED              AS RESTATED
                                           1999         1998        1999         1998
                                        -----------   --------   -----------   --------
Net income............................     $5,424      $3,433      $14,338     $12,210
Other--foreign currency translation
  adjustment..........................        (48)       (133)        (171)       (124)
                                           ------      ------      -------     -------
      Total...........................     $5,376      $3,300      $14,167     $12,086
                                           ======      ======      =======     =======

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

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

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

12. During the nine months ended August 31, 1999 the Company retired $11,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. The remaining principal amount outstanding is $37,901. During the three months ended August 31, 1999 the Company prepaid $9,000 of its bank term loan.

    In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,117, net of taxes, for the nine months ended August 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

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

16. Restatement

    In May 1999 the Company terminated its interest rate swap agreements and in connection therewith recorded a $716 loss, net of tax, as an extraordinary item. The Company recently determined that the proper accounting for this transaction was to defer the loss and amortize it as interest expense over the remaining original life of the swap agreements because the swap was redesignated as a hedge of other continuing debt with similar terms.

    As a result of adjustments recorded previously by the Company to defer and amortize the loss, the Company has revised its previously reported results of operations for the three and nine months ended August 31, 1999. This Form 10-Q/A reflects the results of these adjustments. A summary of the

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

    effect of the adjustments for the three and nine months ended August 31, 1999 on certain previously reported amounts is as follows (in thousands, except per share data):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                         AUGUST 31, 1999            AUGUST 31, 1999
                                     ------------------------   ------------------------
                                     AS PREVIOUSLY              AS PREVIOUSLY
                                       REPORTED      RESTATED     REPORTED      RESTATED
                                     -------------   --------   -------------   --------
Interest expense...................     $9,222        $9,313       $27,370      $27,492
Total other income (expense).......     (9,121)       (9,212)      (27,025)     (27,147)
Income before income taxes and
  extraordinary loss...............      9,704         9,613        26,558       26,436
Provision for income taxes.........      3,691         3,656        10,028        9,981
Income before extraordinary loss...      6,013         5,957        16,530       16,455
Extraordinary loss on early
  extinguishment of debt, net......        533           533         2,833        2,117
Net income.........................      5,480         5,424        13,697       14,338
Net income (loss) per common share:
  Basic:
    Income before extraordinary
      loss.........................        .61           .61          1.70         1.69
    Extraordinary loss.............       (.05)         (.05)         (.29)        (.22)
      Total basic..................        .56           .56          1.41         1.47
  Diluted:
    Income before extraordinary
      loss.........................        .60           .59          1.65         1.64
    Extraordinary loss.............       (.05)         (.05)         (.29)        (.21)
      Total diluted................        .55           .54          1.36         1.43

                                                             AUGUST 31, 1999
                                                         ------------------------
                                                         AS PREVIOUSLY
                                                           REPORTED      RESTATED
                                                         -------------   --------
Other noncurrent assets................................     $ 3,379      $ 4,413
Accrued liabilities....................................      45,663       46,056
Accumulated deficit....................................     (31,263)     (30,622)

17. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                AUGUST 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                              NON-GUARANTOR
                                                                                SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                        --------   --------   --------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $  8,708   $     25       $1,842         $    --        $ 10,575
  Accounts receivable, less allowance for doubtful
    accounts of $850..................................    47,173         --        3,531              --          50,704
  Refundable and deferred income taxes................     3,058         --           --              --           3,058
  Inventories.........................................    21,131         --        2,569              --          23,700
  Prepaid expenses and other current assets...........       725         --          317              --           1,042
                                                        --------   --------       ------         -------        --------
    Total current assets..............................    80,795         25        8,259              --          89,079
                                                        --------   --------       ------         -------        --------
PROPERTY, PLANT AND EQUIPMENT, NET....................    21,724         --          368              --          22,092
                                                        --------   --------       ------         -------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc............................     3,312         --           --              --           3,312
  Patents, trademarks and other purchased product
    rights, net.......................................     5,755    352,694           --              --         358,449
  Debt issuance costs, net............................    12,001         --           --              --          12,001
  Investment in subsidiaries..........................     9,930         --           --          (9,930)             --
  Other...............................................     3,902         --          511              --           4,413
                                                        --------   --------       ------         -------        --------
    Total other noncurrent assets.....................    34,900    352,694          511          (9,930)        378,175
                                                        --------   --------       ------         -------        --------
      TOTAL ASSETS....................................  $137,419   $352,719       $9,138         $(9,930)       $489,346
                                                        ========   ========       ======         =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................  $ 10,000   $     --       $   --         $    --        $ 10,000
  Accounts payable....................................     6,440         --          651              --           7,091
  Payable to bank.....................................    10,183         --           --              --          10,183
  Accrued liabilities.................................    44,801         --        1,255              --          46,056
                                                        --------   --------       ------         -------        --------
    Total current liabilities.........................    71,424         --        1,906              --          73,330
                                                        --------   --------       ------         -------        --------
LONG-TERM DEBT, less current maturities...............   363,641         --           --              --         363,641
                                                        --------   --------       ------         -------        --------
DEFERRED INCOME TAXES.................................     1,085      5,741           --              --           6,826
                                                        --------   --------       ------         -------        --------
OTHER NONCURRENT LIABILITIES..........................     1,966         --           --              --           1,966
                                                        --------   --------       ------         -------        --------
INTERCOMPANY ACCOUNTS.................................  (343,416)   344,943       (1,527)             --              --
                                                        --------   --------       ------         -------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued................................        --         --           --              --              --
  Common shares, without par value, authorized 50,000,
    issued 9,821......................................     2,045          2        9,928           9,930           2,045
  Paid-in surplus.....................................    73,682         --           --              --          73,682
  Accumulated deficit.................................   (32,503)     2,033         (152)             --         (30,622)
                                                        --------   --------       ------         -------        --------
                                                          43,224      2,035        9,776           9,930          45,105
Cumulative other comprehensive income -
  Foreign currency translation adjustment.............      (505)        --       (1,017)             --          (1,522)
                                                        --------   --------       ------         -------        --------
    Total shareholders' equity........................    42,719      2,035        8,759           9,930          43,583
                                                        --------   --------       ------         -------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $137,419   $352,719       $9,138         $ 9,930        $489,346
                                                        ========   ========       ======         =======        ========

                                    Note 17.

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                               NOVEMBER 30, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                              NON-GUARANTOR
                                                                                SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                        --------   --------   --------------   ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................  $    (95)  $     11       $2,160         $    --        $  2,076
  Accounts receivable, less allowance for doubtful
    accounts of $775..................................    32,920         --        3,661              --          36,581
  Refundable and deferred income taxes................     3,049         --           --              --           3,049
  Inventories.........................................    16,607         --        2,999              --          19,606
  Prepaid expenses and other current assets...........        93        415          276              --             784
                                                        --------   --------       ------         -------        --------
    Total current assets..............................    52,574        426        9,096              --          62,096
                                                        --------   --------       ------         -------        --------
PROPERTY, PLANT AND EQUIPMENT, NET....................    17,675         --          471              --          18,146
                                                        --------   --------       ------         -------        --------
OTHER NONCURRENT ASSETS:
  Investment in Elcat, Inc............................     3,102         --           --              --           3,102
  Patents, trademarks and other purchased product
    rights, net.......................................     4,409    267,817           --              --         272,226
  Debt issuance costs, net............................    10,091         --           --              --          10,091
  Investment in subsidiaries..........................     9,930         --           --          (9,930)             --
  Other...............................................     2,979         --          372              --           3,351
                                                        --------   --------       ------         -------        --------
    Total other noncurrent assets.....................    30,511    267,817          372          (9,930)        288,770
                                                        --------   --------       ------         -------        --------
      TOTAL ASSETS....................................  $100,760   $268,243       $9,939         $(9,930)       $369,012
                                                        ========   ========       ======         =======        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt................  $ 17,444   $     --       $   --         $    --        $ 17,444
  Accounts payable....................................    12,090         --          643              --          12,733
  Payable to bank.....................................     1,026         --           --              --           1,026
  Accrued liabilities.................................    28,963         20        1,226              --          30,209
                                                        --------   --------       ------         -------        --------
    Total current liabilities.........................    59,523         20        1,869              --          61,412
                                                        --------   --------       ------         -------        --------
LONG-TERM DEBT, less current maturities...............   273,913         --           --              --         273,913
                                                        --------   --------       ------         -------        --------
DEFERRED INCOME TAXES.................................     1,085      5,741           --              --           6,826
                                                        --------   --------       ------         -------        --------
OTHER NONCURRENT LIABILITIES..........................     2,110         --           --              --           2,110
                                                        --------   --------       ------         -------        --------
INTERCOMPANY ACCOUNTS.................................  (259,582)   259,661          (79)             --              --
                                                        --------   --------       ------         -------        --------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued................................        --         --           --              --              --
  Common shares, without par value, authorized 50,000,
    issued 9,574......................................     1,994          2        9,928           9,930           1,994
  Paid-in surplus.....................................    69,068         --           --              --          69,068
  Accumulated deficit.................................   (46,846)     2,819         (933)             --         (44,960)
                                                        --------   --------       ------         -------        --------
                                                          24,216      2,821        8,995           9,930          26,102
  Cumulative other comprehensive income -
    Foreign currency translation adjustment...........      (505)        --         (846)             --          (1,351)
                                                        --------   --------       ------         -------        --------
    Total shareholders' equity........................    23,711      2,821        8,149           9,930          24,751
                                                        --------   --------       ------         -------        --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......  $100,760   $268,243       $9,939         $ 9,930        $369,012
                                                        ========   ========       ======         =======        ========

                                    Note 17.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                   FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                            NON-GUARANTOR
                                                             SUBSIDIARY     ELIMINATIONS
                                      CHATTEM     SIGNAL      COMPANIES      DR, (CR.)     CONSOLIDATED
                                      --------   --------   -------------   ------------   ------------
NET SALES...........................  $212,773   $     --      $12,057          $ --         $224,830
                                      --------   --------      -------          ----         --------
COSTS AND EXPENSES:
  Costs of sales....................    55,669         --        4,050            --           59,719
  Advertising and promotion.........    77,124      7,063        4,256            --           88,443
  Selling, general and
    administrative..................    20,708         --        2,377            --           23,085
                                      --------   --------      -------          ----         --------
      Total costs and expenses......   153,501      7,063       10,683            --          171,247
                                      --------   --------      -------          ----         --------
INCOME FROM OPERATIONS..............    59,272     (7,063)       1,374            --           53,583
                                      --------   --------      -------          ----         --------
OTHER INCOME (EXPENSE):
  Interest expense..................   (27,492)        --           --            --          (27,492)
  Investment and other income.......       304         (5)          46            --              345
  Royalties.........................   (10,233)    10,422         (189)           --               --
  Corporate allocations.............        26         --          (26)           --               --
                                      --------   --------      -------          ----         --------
      Total other income
        (expense)...................   (37,395)    10,417         (169)           --          (27,147)
                                      --------   --------      -------          ----         --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS................    21,877      3,354        1,205            --           26,436

PROVISION FOR INCOME TAXES..........     8,185      1,140          656            --            9,981
                                      --------   --------      -------          ----         --------
INCOME BEFORE EXTRAORDINARY LOSS....    13,692      2,214          549            --           16,455

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET.......    (2,117)        --           --            --           (2,117)
                                      --------   --------      -------          ----         --------
NET INCOME..........................  $ 11,575   $  2,214      $   549          $ --         $ 14,338
                                      ========   ========      =======          ====         ========

                                    Note 17.

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                   FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                          NON-GUARANTOR
                                                                            SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                    --------   --------   --------------   ------------   ------------
NET SALES.........................................  $149,224   $    --       $11,842           $--          $161,066
                                                    --------   -------       -------           ---          --------

COSTS AND EXPENSES:
  Cost of sales...................................    41,064        --         3,853            --            44,917
  Advertising and promotion.......................    56,127     3,989         4,354            --            64,470
  Selling, general and administrative.............    16,885        18         2,363            --            19,266
                                                    --------   -------       -------           ---          --------
      Total costs and expenses....................   114,076     4,007        10,570            --           128,653
                                                    --------   -------       -------           ---          --------

INCOME FROM OPERATIONS............................    35,148    (4,007)        1,272            --            32,413
                                                    --------   -------       -------           ---          --------

OTHER INCOME (EXPENSE):
  Interest expense................................   (19,232)       --            --            --           (19,232)
  Investment and other income.....................       525         2            44            --               571
  Gain on product divestiture.....................        --    10,328            --            --            10,328
  Intercompany insurance..........................      (263)       --           263            --                --
  Royalties.......................................    (7,033)    7,222          (189)           --                --
  Corporate allocations...........................        25        --           (25)           --                --
                                                    --------   -------       -------           ---          --------
      Total other income (expense)................   (25,978)   17,552            93            --            (8,333)
                                                    --------   -------       -------           ---          --------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS............................................     9,170    13,545         1,365            --            24,080

PROVISION FOR INCOME TAXES........................     3,929     4,880           202            --             9,011
                                                    --------   -------       -------           ---          --------
INCOME BEFORE EXTRAORDINARY LOSS..................     5,241     8,665         1,163            --            15,069

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
  DEBT, NET.......................................    (2,859)       --            --            --            (2,859)
                                                    --------   -------       -------           ---          --------

NET INCOME........................................  $  2,382   $ 8,665       $ 1,163           $--          $ 12,210
                                                    ========   =======       =======           ===          ========

                                    Note 17.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                                       NON-
                                                                                     GUARANTOR
                                                                                    SUBSIDIARY     ELIMINATIONS
                                                             CHATTEM     SIGNAL      COMPANIES       DR, (CR)     CONSOLIDATED
                                                            ---------   --------   -------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income..............................................  $  11,575    $2,214       $   549        $     --      $  14,338
  Adjustments to reconcile net income to net cash provided
    by operating activities:..............................                                                 --
    Depreciation and amortization.........................      3,824     7,063           101              --         10,988
    Extraordinary loss on early extinguishment of debt,
      net.................................................      2,117        --            --              --          2,117
    Dividend receivable from Elcat, Inc...................       (210)       --            --              --           (210)
    Deferred income tax provision.........................     (1,140)    1,140            --              --             --
    Other, net............................................        (18)        8            --              --            (10)
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable.................................    (14,169)       --            46              --        (14,123)
      Inventories.........................................       (968)       --           367              --           (601)
      Refundable and deferred income taxes................         (9)       --            --              --             (9)
      Prepaid and other current assets....................         22        --          (204)             --           (182)
      Accounts payable and accrued liabilities............     11,000      (938)          289              --         10,351
                                                            ---------    ------       -------        --------      ---------
        Net cash provided by operating activities.........     12,024     9,487         1,148              --         22,659
                                                            ---------    ------       -------        --------      ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..............     (5,247)       --           (13)             --         (5,260)
  Proceeds from sale of investment........................         --       387            --              --            387
  Purchase of trademarks and other related assets.........    (91,051)       --            --              --        (91,051)
  Increase in other assets................................     (1,679)       --            --              --         (1,679)
                                                            ---------    ------       -------        --------      ---------
        Net cash provided by (used in) investing
          activities......................................    (97,977)      387           (13)             --        (97,603)
                                                            ---------    ------       -------        --------      ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt.............................   (140,909)       --            --              --       (140,909)
  Proceeds from long-term debt............................    223,193        --            --              --        223,193
  Proceeds from exercise of stock options and warrants....      1,229        --            --              --          1,229
  Repurchase of common stock..............................     (1,564)       --            --              --         (1,564)
  Debt issuance costs.....................................     (6,494)       --            --              --         (6,494)
  Cancellation of interest rate swap agreements...........     (1,155)       --            --              --         (1,155)
  Increase in payable to bank.............................      9,157        --            --              --          9,157
  Dividends paid..........................................      3,000    (3,000)           --              --             --
  Changes in intercompany accounts........................      8,320    (6,860)       (1,460)             --             --
                                                            ---------    ------       -------        --------      ---------
        Net cash provided by (used in) financing
          activities......................................     94,777    (9,860)       (1,460)             --         83,457
                                                            ---------    ------       -------        --------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS.............................................        (21)       --             7              --            (14)
                                                            ---------    ------       -------        --------      ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period......................      8,803        14          (318)             --          8,499
  At beginning of period..................................        (95)       11         2,160              --          2,076
                                                            ---------    ------       -------        --------      ---------
  At end of period........................................  $   8,708    $   25       $ 1,842        $     --      $  10,575
                                                            =========    ======       =======        ========      =========

                                    Note 17.

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED AUGUST 31, 1998
                          (UNAUDITED AND IN THOUSANDS)

                                                                         NON-GUARANTOR
                                                                           SUBSIDIARY     ELIMINATIONS
                                                   CHATTEM     SIGNAL      COMPANIES       DR, (CR.)     CONSOLIDATED
                                                  ---------   --------   --------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income....................................  $   2,382   $  8,665       $1,163           $ --        $  12,210
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization...............      2,786      3,989          106             --            6,881
    Extraordinary loss on early extinguishment
      of debt, net..............................      2,859         --           --             --            2,859
    Gain on sale of trademarks and other product
      rights....................................         --    (10,328)          --             --          (10,328)
    Dividend receivable from Elcat, Inc.........       (392)        --           --             --             (392)
    Deferred income tax provision...............     (4,880)     4,880           --             --               --
    Intercompany insurance......................        263         --         (263)            --               --
    Other, net..................................        (32)        --           --             --              (32)
    Changes in operating assets and liabilities,
      net of acquisitions:
      Accounts receivable.......................    (12,317)        --         (379)            --          (12,696)
      Inventories...............................      2,535         --         (405)            --            2,130
      Prepaid and other current assets..........        755         --          (80)            --              675
      Accounts payable and accrued
        liabilities.............................     10,375     (1,396)         110             --            9,089
                                                  ---------   --------       ------           ----        ---------
        Net cash provided by operating
          activities............................      4,334      5,810          252             --           10,396
                                                  ---------   --------       ------           ----        ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....     (4,130)        --          (27)            --           (4,157)
  Purchase of trademarks and other related
    assets......................................   (173,084)        --           --             --         (173,084)
  Proceeds from sale of trademarks and other
    product rights..............................     11,750         --           --             --           11,750
  Increase in other assets......................       (582)      (395)          --             --             (977)
                                                  ---------   --------       ------           ----        ---------
        Net cash used in investing activities...   (166,046)      (395)         (27)            --         (166,468)
                                                  ---------   --------       ------           ----        ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt...................   (107,065)        --           --             --         (107,065)
  Proceeds from long-term debt..................    262,365         --           --             --          262,365
  Proceeds from exercise of stock options and
    warrants....................................      3,208         --           --             --            3,208
  Debt issuance costs...........................     (7,873)        --           --             --           (7,873)
  Increase in payable to bank...................      2,137         --           --             --            2,137
  Dividends paid................................      3,000     (3,000)          --             --               --
  Changes in intercompany accounts..............      2,543     (2,248)        (295)            --               --
                                                  ---------   --------       ------           ----        ---------
        Net cash provided by (used in) financing
          activities............................    158,315     (5,248)        (295)            --          152,772
                                                  ---------   --------       ------           ----        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...................................         23         --          (49)            --              (26)
                                                  ---------   --------       ------           ----        ---------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period............     (3,374)       167         (119)            --           (3,326)
  At beginning of period........................      2,997         55        1,806             --            4,858
                                                  ---------   --------       ------           ----        ---------
  At end of period..............................  $    (377)  $    222       $1,687           $ --        $   1,532
                                                  =========   ========       ======           ====        =========

                                    Note 17.

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

    For the third quarter of fiscal 1999, net sales increased 16.4% to $78,661 from $67,600 for the corresponding prior year period, while operating income rose more rapidly than sales, growing 27.5% to $18,825 for 1999 from $14,765 in 1998. Net income before extraordinary loss and product divestiture for the 1999 period was $5,957, or $.59 per share, as compared to $4,438, or $.45 per share, for the comparable 1998 period, an increase of 34.2%. Cash earnings (net income before extraordinary items and product divestiture plus non-cash amortization) for the third quarter of 1999 were $7,761, or $.77 per share, an increase of 35.5% from $5,727, or $.58 per share, in the corresponding period of 1998.

    For the first nine months of fiscal 1999, net sales were $224,830 compared to $161,066 for the same period of 1998, a 39.6% increase. Income from operations for the 1999 period was $53,583 versus $32,413 in the comparable 1998 period, a 65.3% increase. Net income before extraordinary loss for the first nine months of fiscal 1999 was $16,455, or $1.64 per share, compared to $8,666, or $.91 per share, excluding the gain on the sale of CORNSILK completed in the second fiscal quarter of 1998, an increase of 89.9%. For the first nine months of fiscal 1999, cash earnings were $21,634, or $2.16 per share, compared to $11,704, or $1.23 per share, for the comparable fiscal 1998 period.

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

    During the nine months ended August 31, 1999 the Company retired $11,750 face amount of its 12.75% Senior Subordinated Notes, due 2004. During the three months ended August 31, 1999 the Company prepaid $9,000 of its bank term loan.

    In connection with the repayment of portions of its bank loans and its 12.75% notes, the Company recognized an extraordinary loss on early extinguishment of debt of $2,117, net of taxes, for the nine months ended August 31, 1999. This loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

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

RESULTS OF OPERATIONS

    The following table sets forth, for income before extraordinary loss and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                               FOR THE THREE             FOR THE NINE
                                                                   MONTHS                   MONTHS
                                                                ENDED AUGUST             ENDED AUGUST
                                                                    31,                      31,
                                                           ----------------------   ----------------------
                                                           AS RESTATED              AS RESTATED
                                                              1999         1998        1999         1998
                                                           -----------   --------   -----------   --------
NET SALES................................................     100.0%      100.0%       100.0%      100.0%
                                                              -----       -----        -----       -----
COSTS AND EXPENSES:
  Cost of sales..........................................      26.8        28.7         26.6        27.9
  Advertising and promotion..............................      38.6        38.6         39.3        40.0
  Selling, general and administrative....................      10.7        10.9         10.3        12.0
                                                              -----       -----        -----       -----
    Total costs and expenses.............................      76.1        78.2         76.2        79.9
                                                              -----       -----        -----       -----
INCOME FROM OPERATIONS...................................      23.9        21.8         23.8        20.1
                                                              -----       -----        -----       -----
OTHER INCOME (EXPENSE):
  Interest expense.......................................     (11.8)      (11.4)       (12.3)      (11.9)
  Investment and other income............................        .1          .1           .2          .3
  Gain on product divestiture............................        --         (.1)          --         6.4
                                                              -----       -----        -----       -----
    Total other income (expense).........................     (11.7)      (11.4)       (12.1)       (5.2)
                                                              -----       -----        -----       -----
INCOME BEFORE INCOME TAXES...............................      12.2        10.4         11.7        14.9

PROVISION FOR INCOME TAXES...............................       4.6         3.9          4.4         5.6
                                                              -----       -----        -----       -----
NET INCOME BEFORE EXTRAORDINARY LOSS.....................       7.6%        6.5%         7.3%        9.3%
                                                              =====       =====        =====       =====

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

    Interest expense increased $1,593, or 20.6%, in the 1999 period, reflecting primarily the additional debt incurred for the Thompson Medical brands' acquisition in December 1998.

    An extraordinary loss of $533, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of $5,000 principal amount of the 12.75% notes.

    Net income of $5,957 before extraordinary loss in the 1999 period was $1,566, or 35.7%, greater than the comparable 1998 amount of $4,391. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

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

    Interest expense increased $8,260, or 42.9%, in the 1999 period, reflecting primarily the additional debt incurred for the BAN and Thompson Medical brands' acquisitions in March and December 1998, respectively.

    An extraordinary loss of $2,117, net of taxes, related to the early extinguishment of debt was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term debt retired before maturity in the current period and the premium paid on the retirement of the 12.75% notes.

    Net income of $16,455 before extraordinary loss in the 1999 period was $7,789, or 89.9% greater than the comparable 1998 amount of $8,666 after excluding the gain of $6,403, net of taxes, on the sale of the CORNSILK brand. This increase was largely the result of increased sales, offset in part by increased interest expense, advertising and promotion expense and selling, general and administrative costs.

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

    The following table presents working capital data at August 31, 1999 and November 30, 1998 or for the respective periods then ended:

                                                       AUGUST 31,
                                                          1999       NOVEMBER 30,
ITEM                                                   AS RESTATED       1998
----                                                   -----------   ------------
Working capital (current assets less current
  liabilities).......................................    $15,749         $684
Current ratio (current assets divided by current
  liabilities).......................................       1.21         1.01
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities).........        .84          .63
Twelve month average accounts receivable turnover....       6.19         6.81
Twelve month average inventory turnover..............       3.52         3.57
Working capital as a percentage of total assets......       3.22%         .19%

    The improvement in the current and quick ratios at August 31, 1999 as compared to November 30, 1998 reflected primarily increases in accounts receivable and inventories, which were largely associated with the Thompson Medical brands acquired in December 1998, and the reduction of the current maturities of long-term debt.

    Total loans outstanding were $373,641 at August 31, 1999 compared to $291,357 at November 30, 1998, an increase of $82,284 during the first nine months of fiscal 1999. This increase was primarily the result of additional amounts borrowed to purchase the Thompson Medical brands in December 1998. The balances outstanding at August 31, 1999 of the term loan, the revolving credit facility and total senior subordinated notes were $61,000, $--0- and $312,641, respectively. The entire $50,000 of the revolving credit facility was available for use by the Company at August 31, 1999.

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

                                                                        CHATTEM, INC.
                                                                        (Registrant)

Dated: January 11, 2000                                             /s/ A. ALEXANDER TAYLOR II
                                                            -----------------------------------------
                                                                      A. Alexander Taylor II
                                                                      PRESIDENT AND DIRECTOR
                                                                    (CHIEF OPERATING OFFICER)

                                                                      /s/ STEPHEN M. POWELL
                                                            -----------------------------------------
                                                                        Stephen M. Powell
                                                                    (CHIEF ACCOUNTING OFFICER)