Form 10-K
period 1999-11-30
CHATTEM INC
filed 2000-02-28
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999    COMMISSION FILE NUMBER 0-5905


                                  CHATTEM, INC.
                             A TENNESSEE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
 TITLE OF EACH CLASS                                      WHICH REGISTERED
---------------------                                 ------------------------

         NONE                                                    NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE


REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K WILL NOT BE CONTAINED IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

AS OF FEBRUARY 25, 2000 THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $162,123,124
AS OF FEBRUARY 25, 2000 9,628,464 COMMON SHARES WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 1999 (THE "1999 ANNUAL REPORT TO STOCKHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 10, 2000 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Chattem, Inc. (the "Company") is a leading marketer and manufacturer of a variety of branded consumer products, including over-the-counter ("OTC") health care and toiletries and skin care products. The Company's high quality branded products target niche market segments and are among the market leaders in their respective categories. Through creative and cost effective marketing techniques, we support these brands on a national level across all major distribution channels, including food, drug and mass merchandisers.

         Our portfolio of branded products includes:

             - OTC health care products, including the GOLD BOND line of medicated powder, cream and lotion products; topical analgesics such as FLEXALL, SPORTSCREME, ASPERCREME, CAPZASIN and ICY HOT; an appetite suppressant, DEXATRIM; premenstrual internal analgesics including PAMPRIN; dietary supplements under the SUNSOURCE label, including GARLIQUE, HARMONEX and REJUVEX; and other branded OTC health care products.

             - Toiletries and skin care products, including BAN antiperspirants and deodorants, PHISODERM skin cleansers and BULLFROG sunblock.

Several of these brands have the number one market share in their categories, including GOLD BOND (medicated powders) and BAN (roll-on antiperspirant/ deodorant).

The Company conducts a portion of its business through three wholly-owned subsidiaries. One subsidiary owns or licenses substantially all of the trademarks and intangibles associated with the Company's domestic consumer products business and licenses the Company's use thereof. Certain foreign sales operations are conducted through Canadian and United Kingdom subsidiaries.

For purposes of this report, the "Company" or "we" refers to Chattem, Inc. and its wholly-owned subsidiaries. Trademarks of the Company appear in this report in all capitalized letters.

DEVELOPMENTS DURING FISCAL 1999

On December 21, 1998 the Company acquired the DEXATRIM, SPORTSCREME, ASPERCREME, CAPZASIN-P, CAPZASIN-HP and ARTHRITIS HOT brands from Thompson Medical Company, Inc. (the "Thompson Medical brands") for $95,000,000. The purchase price consisted of $90,000,000 cash and 125,500 shares of the Company's common stock. The cash portion of the purchase price was financed by borrowings under a senior credit facility. The purchase price of $95,000,000 was allocated $3,493,000 to inventory and $91,507,000 to the trademarks.

On December 21, 1998 the Company also announced the filing of a shelf registration with the Securities and Exchange Commission for $250,000,000 of debt and equity securities. This shelf filing will allow the Company to access the capital markets on a more immediate basis to fund internal growth and acquisitions and strengthen its balance sheet.

On May 7, 1999 the Company issued an additional $75,000,000 of 8.875% (priced to yield 8.8125%) senior subordinated notes under the indenture relating to the issuance of its $200,000,000 of 8.875% notes on March 24, 1998. The additional notes mature on April 1, 2008 and were issued under the Company's $250,000,000 shelf registration statement filed on December 21, 1998 with the Securities and Exchange Commission. The net proceeds from the issuance of the additional notes were used to retire long-term bank debt.

In fiscal 1999 the Company redeemed 172,500 shares of its common stock, without par value, for $3,912,000 in accordance with the Company's announced stock buyback program.

During fiscal 1999 the Company retired $15,106,000 face amount of its 12.75% senior subordinated notes due 2004.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions of existing products. During fiscal 1999 the Company introduced the following line extensions/new products: BAN Ultra Dry Roll-On, BAN Ultra Dry Solid Stick, GOLD BOND Triple Antibiotic Ointment, REPOSE Stress Relief Formula, BULLFROG MAGIC BLOCK, SUN-IN Super Streaks, FLEXALL QUIK GEL, MUDD Self-Heating Skin Cleanser and PHISODERM 4-Way Daily Acne Cleanser. Also, new packaging for the entire BAN brand was introduced in the second quarter of fiscal 1999.


GROWTH STRATEGY

The Company seeks to expand its business through:

ACQUISITIONS. Brand acquisitions afford the Company the opportunity to leverage its advertising and promotional capabilities and utilize existing distribution channels to attain incremental sales increases accompanied by higher operating margins. The Company seeks to acquire brands with unrealized potential that have been under-marketed by larger firms or have achieved success in limited geographic regions. The Company focuses its acquisition efforts on niche markets in the consumer products sector where it is able to gain a significant market position. As many of the Company's competitors rationalize their product lines or businesses, we anticipate an increase in the number and size of attractive brand acquisition opportunities.

Three recent examples of the execution of this strategy are the Company's acquisitions of:

The Thompson Medical brands in December 1998. With the topical analgesic products acquired in this purchase, the Company currently is the leading marketer in the U.S. of brands in this category. Also acquired in this purchase was DEXATRIM, an appetite suppressant, which is a leading product in its market group.

BAN in March 1998. BAN, introduced in 1955, is a leading antiperspirant/deodorant market brand with the number one U.S. market share in the roll-on brand segment. The Company introduced two new line extensions and new packaging for BAN in fiscal 1999.

GOLD BOND in April 1996. GOLD BOND is the leading medicated powder with a rapidly growing presence in the anti-itch cream and lotion markets. Annual sales of GOLD BOND have increased by approximately 50% from less than $30 million at the time of the acquisition, while operating margins have increased during the same period.

INTERNAL GROWTH. The Company seeks to increase its market share for its existing brands by focusing on increased market penetration and brand awareness and introducing product line extensions. Product line extensions allow the Company to maximize the value of the base brand through an increased market presence and new market entry. Recent examples of product line extensions include GOLD BOND Triple Antibiotic Ointment, GOLD BOND Medicated Lotion, BULLFROG MAGIC BLOCK, BAN Ultra Dry Roll-On, BAN Ultra Dry Solid Stick, PHISODERM 4-Way Daily Acne Cleaner, MUDD Self-Heating Skin Cleanser and REPOSE Stress Relief Formula from SUNSOURCE.

PRODUCTS

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders in their respective categories. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs. The Company competes in the following product categories: OTC health care and toiletries and skin care. The Company manufactures products accounting for approximately one-half of its sales volume at its facility in Chattanooga, Tennessee, with BAN, GOLD BOND medicated powders, the SUNSOURCE products, the Thompson Medical brands and NORWICH Aspirin being manufactured by contract manufacturers.

The Company's product brands are:
                                             OTC HEALTH CARE

                   GOLD BOND - medicated powders and lotion, antibiotic
                     ointment and anti-itch cream
                   FLEXALL - topical analgesic
                   ICY HOT- topical analgesic
                   SPORTSCREME - topical analgesic
                   ASPERCREME - topical analgesic
                   CAPZASIN -P - topical analgesic
                   CAPZASIN -HP - topical analgesic
                   ARTHRITIS HOT -topical analgesic
                   PAMPRIN - menstrual internal analgesic
                   PREMSYN PMS - premenstrual internal analgesic
                   HERPECIN-L - cold sore and fever blister balm
                   BENZODENT - topical oral analgesic
                   NORWICH Aspirin - internal analgesic
                   DEXATRIM - appetite suppressant
                   GARLIQUE - garlic extract
                   REJUVEX - menopausal supplement
                   HARMONEX - emotional and physical well-being
                   PROPALMEX - prostate health
                   MELATONEX - sleep aid
                   ECHINEX - resistance to infections
                   REPOSE - stress relief

                                        TOILETRIES AND SKIN CARE

                   BAN - antiperspirant/deodorant
                   PHISODERM - facial and hand cleanser
                   MUDD - facial mask and cleanser
                   BULLFROG - sunscreen and sunblock
                   ULTRASWIM - chlorine removing shampoo
                   SUN-IN - spray-on hair lightener

The following table sets forth the Company's net sales attributable to domestic and international OTC health care, toiletries and skin care, other products and total products during the past three fiscal years (in thousands of dollars):

                                                           FISCAL YEAR ENDED NOVEMBER 30,
                                   ----------------------------------------------------------------------------
                                         1999                       1998                      1997
                                   ---------------------      ---------------------      ----------------------
                                   SALES      PERCENTAGE      SALES      PERCENTAGE      SALES      PERCENTAGE
                                   -----      ----------      -----      ----------      -----      ----------
Domestic:
   OTC Health Care...........    $ 167,718        56.2%     $ 114,060        51.8%     $  92,223        64.4%
   Toiletries and Skin Care..      108,718        36.5         84,850        38.6         33,887        23.7
International:
   OTC Health Care...........        4,538         1.5          3,249         2.7          3,053         2.1
   Toiletries and Skin Care..       16,932         5.7         17,004         6.5         12,154         8.5
Other Products...............          236         0.1            901         0.4          1,918         1.3
                                 ---------     -------      ---------     -------      ---------     -------

      Total Products.........    $ 298,142       100.0%     $ 220,064       100.0%     $ 143,235        100.0%
                                 =========     =======      =========     =======      =========     ========

OTC HEALTH CARE

The Company markets a diversified portfolio of brand name OTC health care products, many of which are among the market leaders in the U.S. in their respective categories.

The GOLD BOND brand, which is approximately 100 years old, competes in the adult and baby medicated powder, foot powder, therapeutic lotion, anti-itch cream and antibiotic ointment markets. GOLD BOND is the leading brand in the medicated powder category and is a rapidly growing presence in the anti-itch cream market. Total retail sales for the brand have grown from less than $28 million when the brand was acquired in fiscal 1996 to over $48 million in fiscal 1999. In 1997 the Company added two line extensions, GOLD BOND foot powder and GOLD BOND medicated body lotion. GOLD BOND antibiotic ointment was introduced during the first quarter of 1999. The product line is heavily supported by national television and radio advertising throughout the year, as well as with consumer promotions. As evidenced by the success of the lotion, foot powder and ointment extensions, GOLD BOND continues to represent a significant growth opportunity both through growth among the existing products as well as with the introduction of line extensions.

With the acquisition of the Thompson Medical brands in late 1998, Chattem has become the market leader in topical analgesics. The Company's strong market position as well as the advancing age of the U.S. population and the increasing interest in fitness and physical fitness combine to provide solid growth prospects within the topical analgesic category. FLEXALL is an aloe vera based topical analgesic used primarily by chronic pain sufferers to alleviate pain and irritation in joints and secondarily by sufferers of muscle strain. The launch of FLEXALL QUIK GEL, which provides fast relief without any mess, was accompanied by an advertising campaign featuring NFL Hall of Famer Joe Montana.

Uniquely positioned as the brand that goes on "icy to dull the pain and gets hot to relax it away", ICY HOT is available in a cream, balm and stick. This dual action extra strength product appeals to younger users just entering the category as well as older consumers who want to remain active.

The addition of the Thompson Medical brands rounds out the Company's topical analgesic portfolio. ASPERCREME provides odor free relief of arthritis and other chronic pain while SPORTSCREME is targeted at serious athletes as well as "weekend warriors". CAPZASIN, which contains capsaicin, the active ingredient that doctors recommend most, is focused on the arthritis sufferer looking for clinically proven relief. ARTHRITIS HOT provides relief at a value price. The Company supports the topical analgesic brands with extensive national television and radio advertising as well as targeted consumer promotions.

The Company competes in the menstrual analgesic segment with two brands:
PAMPRIN, a combination drug targeted towards relief of menstrual symptoms, and PREMSYN PMS, targeted towards the symptoms of premenstrual syndrome. The Company uses a mix of television and radio advertising as well as point of entry sampling to support these brands.

HERPECIN-L, Chattem's entry in the lip care category, is uniquely formulated to treat and protect cold sores by moisturizing lips to help prevent cracking and promote healing. Available in a stick and a jar, HERPECIN-L contains a sunblock to help protect lips from the harmful rays of the sun. The Company uses radio advertising to generate trial use during the peak winter and summer cold sore seasons.

BENZODENT is a dental analgesic cream in an adhesive base for use as an oral topical analgesic for pain related to dentures. Acquired in 1994, BENZODENT is principally supported by sampling consumers at the time they are fitted with dentures as well as other professional marketing targeted toward dentists.

NORWICH is a pharmaceutical-quality aspirin-based analgesic which complements the Company's other OTC health care products by offering consumers another choice in the analgesic market segment. The Company positions the brand as a reasonably priced alternative between private label generic aspirin and high-priced, heavily-advertised brands.

DEXATRIM is a line of appetite suppressants which was acquired from Thompson Medical Company, Inc. in December of 1998. DEXATRIM is available in four different formulas including gelcaps, which were introduced in early 1999. The brand is supported through strong television advertising focusing on the safety and efficacy of DEXATRIM as a diet aid. In 2000 DEXATRIM will enter the herbal diet aid category with DEXATRIM Natural. DEXATRIM Natural is a drug-free, all natural diet aid with special dual action that curbs your appetite and helps your body burn fat and calories. DEXATRIM and DEXATRIM Natural will be supported through high levels of television advertising in 2000.

GARLIQUE garlic tablets support cardiovascular health and are uniquely positioned in the marketplace as a "one per day" high potency garlic supplement. Most major GARLIQUE competitors require multiple daily dosages. Consumers have a high level of interest in this odorless, drug-free, all natural approach to maintaining normal cholesterol levels.

REJUVEX is a dietary supplement for women in the pre and post-menopausal age group. REJUVEX helps women to maintain comfort during a phase of life that is often fraught with numerous discomforts. Additionally, REJUVEX, high in magnesium, helps promote strong healthy bones in a population that is at risk for development of osteoporosis. REJUVEX provides an estrogen-free avenue of natural support.

HARMONEX is a combination of St. John's Wort, proven to help emotional balance, and Siberian ginseng, an herb providing a boost to physical well-being. In clinical trials, the scientifically standardized St. John's Wort extract used in HARMONEX helped maintain a healthy emotional balance in study subjects.

PROPALMEX is an herbal supplement for men over forty. PROPALMEX supports prostate health and promotes free urinary flow. As men age, natural changes in hormone balance result in conditions which tend to cause a swelling of the prostate. This benign condition plagues most men past middle age and PROPALMEX is the all natural, drug-free approach to maintenance of a healthy prostate.

MELATONEX is formulated to support a natural sleep cycle by supplementing the body's production of melatonin, a hormone necessary for a good night's sleep. As individuals age, they produce less melatonin, tend to sleep less and have more difficulty falling asleep and staying asleep.

ECHINEX is a standardized herbal complex of echinacea, ginger and Siberian ginseng. This effective combination supports one's natural resistance against infection. ECHINEX is a seasonal product that provides adults with added protection during times of high risk for cold and flu.

REPOSE Stress Relief Formula was launched during the summer of 1999. A combination of standardized kava and Siberian ginseng as well as essential vitamins and minerals, REPOSE promotes quick relaxation while replenishing lost nutrients and helping the body adapt to stress.

TOILETRIES AND SKIN CARE

The Company markets a portfolio of brand name toiletries and skin care products, many of which are among the market leaders in the U.S. in their respective categories.

BAN antiperspirant and deodorant products provide advanced protection from odor and wetness. Originally introduced in 1955, BAN is the number one roll-on brand in the U.S. The proven maximum strength protection of BAN is available in five advanced forms, Original Roll-On, Clear Roll-On, Solid Stick, Clear Stick, and the revolutionary Clear Soft Solid. The product line is supported with significant national television and radio advertising and consumer promotions. Two new line extensions, BAN Ultra Dry Roll-on and BAN Ultra Dry Stick, and new packaging were introduced in the 1999 fiscal year.

PHISODERM is a line of facial cleansers developed by dermatologists which retains an ethical, skin smart halo. The line includes several formulas of liquid cleansers including one for infants and a bar soap. In 1999 PHISODERM added a 4-Way Daily Acne Cleanser to the line which has generated significant incremental new business to the brand. Marketing support of the brand has been in the form of radio advertising for the base products and print advertising in teen magazines for the acne product in addition to extensive sampling of all formulas. In 2000 the Company anticipates further expanding the acne portion of the business with unique new line extensions.

MUDD is a line of deep cleaning clay-based products for the face. Target consumers for MUDD are women between the ages of 18 and 49. MUDD Masque is available in four formulas and is a strong market leader in the masque category. In 1999 the Company introduced MUDD Self-Heating Skin Cleanser which is a deep cleaning scrub product. The MUDD Self-Heating Skin Cleanser is unique because it generates heat upon contact with water to open pores for maximum deep cleansing.

BULLFROG is the line of ultimate waterproof sunblocks for outdoor active consumers. The Company will continue to support the brand with a comprehensive brand plan which includes an active new product program, increased consumer advertising, strong promotions and targeted sampling programs. In 1999 two new products were added to the line: BULLFROG MAGIC BLOCK, a disappearing color sunblock, and BULLFROG QUIK STICK, the highest sun protection stick with aloe and vitamin E. In 2000, BULLFROG will add three new products to the line:
BULLFROG QUIK GEL Sport Spray, an active sport spray version of the most popular selling BULLFROG QUIK GEL formula; BULLFROG AgeProof, a high SPF daily wear sunblock with Parsol 1789; and BULLFROG SparkleBlock, a disappearing color sunblock with sparkles.

ULTRASWIM is a line of chlorine removing shampoos, conditioners, and soaps. ULTRASWIM has a unique formula that performs chlorine removal better than any comparable haircare or skincare product on the market. The Company supports this brand through targeted print advertising to competitive, recreational and exercise swimmers and through event sponsorship with targeted sampling programs.

SUN-IN is a dominant spray-in hair lightener in the haircare market. In 1999 SUN-IN introduced Super Streaks, a hair lightener in a gel form similar to a styling gel. This item, which offers the SUN-IN teen user a hair lightener with added control, has provided incremental volume to the base business. The brand is supported through strong consumer promotions executed on shelf and a seasonal radio campaign on teen radio stations.


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

The BAN, GOLD BOND, FLEXALL, PAMPRIN, BULLFROG, PHISODERM, ULTRASWIM, SUN-IN, MUDD, ASPERCREME and DEXATRIM brands are sold in Canada. Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and skin care products. The Company's hair lightener is sold on the continent under the SPRAY BLOND trademark and in the United Kingdom as SUN-IN. BAN, MUDD, CORNSILK and ULTRASWIM are the other products sold by the Company's U.K. subsidiary in Europe.

The Company's export division services various distributors primarily located in Central and South America and the Caribbean. The Company sells various products into these markets including BAN, GOLD BOND, ICY HOT, DEXATRIM and PHISODERM.


MANUFACTURING AND QUALITY CONTROL

The Company manufactures approximately one-half of the sales volume of its products at its Chattanooga plant. BAN, GOLD BOND medicated powders, the SUNSOURCE brands, the Thompson Medical brands and NORWICH Aspirin are manufactured by third party contract manufacturers. With the addition of a newly purchased facility and through third party manufacturers, the Company has adequate capacity to meet anticipated demand for its products. New products that are consistent with currently manufactured products can generally be manufactured with the adaptation of existing equipment and facilities, the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2, in this report.

The Company's third party manufacturers produce certain products including GOLD BOND powders, the Thompson Medical brands and the SUNSOURCE line. Additionally, we have a manufacturing agreement with Bristol-Myers Squibb Company ("BMS"), where BMS will manufacture BAN for us until March 2001. In most cases, other than with BAN, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of brands for us upon little or no advance notice. In each case, we believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. However, if this occurs and we cannot find other contract manufacturers, we may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in our ability to fill orders. This could adversely affect our business.

To monitor the quality of its products, the Company maintains an internal quality control system supported by an on-site microbiology laboratory. We have quality control inspectors who regularly test our products and processes and shepherd the products through the manufacturing cycle. Outside consultants also are employed from time to time to monitor product development and the effectiveness of the Company's operations.

The Company has not experienced any material adverse effect on its business as a result of shortages of energy, raw materials or packaging materials used in the manufacture of its products. Certain of our products contain specialized ingredients that we obtain from international and domestic third party suppliers. Additionally, we currently source one of our material ingredients for DEXATRIM, PPA, through a single supplier. An unexpected interruption or a shortage in supply could adversely affect our business derived from these products. We may not be able to raise prices quickly enough to immediately offset the effects of any increase in the costs of these specialized ingredients or fill customer orders in the event of a supply shortage. At present, we do not foresee any significant problems in obtaining our ingredients requirements at reasonable prices, but an unexpected interruption or a shortage in supply could adversely affect our business in the future.


PRODUCT DEVELOPMENT

The Company's product development expenditures were $1,839,000, $1,369,000 and $1,207,000 in the fiscal years ended November 30, 1999, 1998 and 1997, respectively. No material customer-sponsored product development activities were undertaken during these periods. The Company expects product development expenditures to increase in fiscal 2000 due to greater emphasis on developing line extension opportunities.

The product development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of its overall strategy.


DISTRIBUTION

The Company's domestic products are sold primarily through food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada and the Company's own sales force in the United Kingdom and by exclusive distributors in Western Europe, Central and South America and the Caribbean.

Wal-Mart Stores, Inc. accounts for more than 10% of the Company's consolidated net sales. No other customer accounts for more than 10% of consolidated net sales. Boots Plc, a U.K. retailer, accounts for more than 10% of the international consumer products segment's sales.

The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscals 1996-1999 largely as a result of product acquisitions and line extensions in those years. In certain circumstances, the Company allows its customers to return unsold merchandise and, for seasonal products, provides extended payment terms to its customers.

MARKETING

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 39.5%, 39.3% and 39.2%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 1999, 1998 and 1997.

The Company's marketing objective is to develop and execute professionally designed, creative and cost-effective advertising and promotional programs. The manner in which the Company executes promotional programs and purchases advertising time creates more flexibility in terms of adjusting spending levels. The Company believes that balancing advertising, trade promotion and consumer promotion expenditures on a cost-effective basis is essential to its ability to compete successfully.

The Company develops for each of its major brands advertising strategies and executions that sell the product by focusing on the particular strengths and market position of the product rather than just entertaining the viewer. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies. New product launches are supported with a substantial level of advertising and promotional spending. We often use celebrity endorsements to increase awareness of our products, such as Larry King's endorsement of GARLIQUE and Joe Montana's endorsement of FLEXALL. Where appropriate, we use radio advertising and 15-second television advertisements. In our advertisements, we have successfully used personal testimonials from individuals attesting to the effectiveness of our products.

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


SEASONALITY

During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of domestic and international consumer products and the relative absence of promotional campaigns during this quarter. As a result of the Company's acquisitions of BAN and the Thompson Medical brands, seasonality should not be as pronounced as in years past; however, net sales and gross profit during the first quarter will continue to trail the other fiscal quarters.

COMPETITION

The Company competes in the OTC health care and toiletries and skin care markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, price, brand loyalty and consumer acceptance. Our competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly competitive in certain of the Company's product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

TRADEMARKS AND PATENTS

Our trademarks are of material importance to our business and are among our most important assets. In fiscal year 1999, substantially all of our net sales were from products bearing proprietary brands names, including BAN, GOLD BOND, FLEXALL, ICY HOT, PAMPRIN, GARLIQUE, PHISODERM, DEXATRIM and BULLFROG. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly BAN, GOLD BOND and DEXATRIM.

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

The Company also owns patents related to the ICY HOT stick topical analgesics, which expire in 2007, and numerous patents related to the BAN antiperspirant and deodorant products. After expiration of the patents, the Company expects that these products will continue to compete in the market primarily on the basis of the goodwill associated with the brands.


GOVERNMENT REGULATION

The manufacturing, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including:

      -  the United States Food and Drug Administration ("FDA");
      -  the Federal Trade Commission ("FTC");
      -  the Consumer Product Safety Commission;
      -  the United States Department of Agriculture;
      -  the United States Postal Service;
      -  the United States Environmental Protection Agency ("EPA"); and
      -  the Occupational Safety and Health Administration ("OSHA").


These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, OTC and prescription drugs and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as GMP's. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of OTC pharmaceutical, antiperspirant and deodorant, dietary supplement and functional toiletry and skin care products.

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

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, mineral, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product.

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, and the FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations no later than March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA has adopted a final regulation, effective February 7, 2000, distinguishing between permitted claims and impermissible disease-related claims. The Company anticipates that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods.

The FDA has finalized some if its regulations to implement DSHEA, including those relating to nutritional labeling requirements and nutritional support claims. The FDA also has under development additional regulations and guidelines to implement DSHEA. Newly adopted and future regulations may require expanded or different labeling for our vitamin and nutritional products. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the recall, reformulation or discontinuance of certain products, additional record keeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacture of our products, including warning letters, product recalls and seizures, injunctions or criminal prosecution.

As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected. In December 1998, the FDA conducted an audit of our manufacturing facility in Chattanooga, Tennessee. In connection with that audit, the FDA issued a report citing certain processes and procedures it required us to change or improve. The Company has responded to the FDA's report and believes that it has complied with the requirements of the report. No further contact by the FDA has been made to date, but the Company expects a follow-up visit by FDA personnel in the future.

In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. The Yale Study was designed in collaboration with the FDA. Analysis of the study is currently in progress and results are scheduled to be issued in mid-2000. Following a review of the results by the FDA there is the possibility that the product would have to be reformulated or discontinued. As a result, the DEXATRIM business would suffer, which would adversely affect our business. The Company has launched DEXATRIM Natural which does not include PPA.

Certain states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of over-the-counter (OTC) sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. These restrictions could adversely affect the sale of DEXATRIM, which contains PPA, and the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine, in such states or localities. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, and civil or criminal fines or other penalties.

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

In December 1998, the Company was named in a lawsuit with 37 other companies as potentially responsible parties for the disposal of waste materials found at a site in Birmingham, Alabama. Although the facts surrounding this case are unclear, the Company believes a company it used periodically during 1986 and 1987 to treat, store and dispose of waste materials from its manufacturing processes improperly disposed of these waste materials. The Company cannot currently assess its potential liability resulting from this lawsuit, but if the Company is found liable its business could be adversely affected.

PRODUCT LIABILITY AND INSURANCE

An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or by others. Except as set forth in Item 3, "Legal Proceedings", of this Form 10-K, the Company has not had any material claims in the past and is not aware of any material claims pending or threatened against the Company or its products that if adversely decided would negatively affect us. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance, principally through third party insurers, that it believes to be adequate; however, there can be no assurance that it will be able to retain its existing coverage or that such coverage will be cost-justified or sufficient to satisfy future claims, if any.

EMPLOYEES

The Company employs approximately 366 persons on a full-time basis in the U.S. and 34 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

RISK FACTORS

The Company's business is subject to a number of risks. Some of those risks are described in "Competition,""Governmental Regulation" and "Manufacturing and Quality Control" included in this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

RISKS RELATED TO POTENTIAL FUTURE ACQUISITIONS

Future acquisitions by the Company could result in the incurrence of substantial additional indebtedness, which could adversely affect the Company's business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in integrating the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. If the Company makes any acquisitions, there can be no assurance that those acquisitions will be successful or that its business will not be adversely affected.

Much of the Company's future growth depends on its ability to complete additional acquisitions. There can be no assurance that the Company will be able either to identify qualified acquisition candidates or successfully integrate any of its future acquisitions into its operations. There can be no assurance that the Company will complete any future acquisitions or that acquisitions will contribute favorably to the Company's operations and financial condition.

PRODUCT DEVELOPMENT RISKS

The Company's future growth is also dependent on new product development. New product initiatives may not be successfully implemented because of difficulty in assimilation, development costs and diversion of management time. The Company evaluates opportunities to develop new products through product line extensions and product modifications in the ordinary course of its business. Product line extensions and product modifications involve numerous risks, including difficulties in the assimilation of the developed products, the expenses incurred in connection with the product development and the diversion of management's attention from other business concerns. There can be no assurance that the Company will successfully develop product line extensions or integrate newly developed products into the Company's business. In addition, there can be no assurance that newly developed products will contribute favorably to the Company's operations and financial condition.

RELIANCE ON BRANDS; INTELLECTUAL PROPERTY CONCERNS

If the Company is unable to successfully protect its intellectual property, the Company's business could be adversely affected. The Company's trademarks are of material importance to its business and are among its most important assets. In fiscal year 1999, substantially all of the Company's net sales were from products bearing proprietary brand names, including BAN, GOLD BOND, FLEXALL, ICY HOT, PAMPRIN, GARLIQUE, PHISODERM and DEXATRIM. Accordingly, the Company's future success may depend in part upon the goodwill associated with its brand names, particularly BAN, GOLD BOND and DEXATRIM.

The Company's principal brand names are registered in the United States and certain foreign countries. However, there can be no assurance that the steps the Company takes to protect its proprietary rights in its brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in its brand names to the same extent as do the laws of the United States.

Through its subsidiary, Signal Investment & Management Co., the Company maintains or has applied for patent, trademark and copyright protection in the United States relating to certain of its existing and proposed products and processes. There can be no assurance that the Company will be able to successfully protect its intellectual property or that patents, trademarks or copyrights will be granted with respect to intellectual property that the Company believes is proprietary, and the loss of its intellectual property protection could adversely affect the Company's business. Additionally, the Company licenses certain intellectual property from third parties, and there can be no assurance that these third parties can successfully maintain their intellectual property rights. The sale of certain of the Company's products rely on its ability to maintain and extend its licensing agreements with third parties, and there can be no assurance that we will be successful in maintaining these licensing agreements. If the Company loses the right to use these licenses, its business could be adversely affected.

RISK OF LOSS OF MATERIAL CUSTOMER

For the year ended November 30, 1999, sales to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 19% of the Company's total sales. Consistent with industry practice, the Company does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The Company's business would be adversely affected by the loss of Wal-Mart as a continuing major customer. No other customer accounted for more than 10% of the Company's sales in fiscal 1999.

PUBLIC PERCEPTION

The Company's dietary supplement and appetite suppressant business could be adversely affected if any of its products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of its products or any similar products.

The Company's dietary supplements products contain vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as directed by the Company and that various scientific studies have suggested may offer health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products, although the Company did conduct a limited number of clinical studies in 1999. The Company is highly dependent upon consumers' perception of the overall integrity of the dietary supplements business, as well as the safety and quality of products in that industry and similar products distributed by other companies which may not adhere to the same quality standards as the Company.

In the past, appetite suppressants, including DEXATRIM, have been the subject of negative press that has affected the public's perception of these products. The Company will market and advertise DEXATRIM as safe and effective to offset its past negative perception, but there can be no assurance that DEXATRIM or any of the Company's products will not suffer from negative public perception.

YALE STUDY

In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. The Yale Study was designed in collaboration with the FDA. Analysis of the study is currently in progress and results are scheduled to be issued in mid-2000. Following a review of the results by the FDA there is the possibility that the product would have to be reformulated or discontinued. As a result, the DEXATRIM business would suffer, which would adversely affect our business. The Company has launched DEXATRIM Natural which does not include PPA.

DEPENDENCE ON THIRD PARTY MANUFACTURERS

The Company's business could be adversely affected if its third party manufacturers cease to perform adequately. The Company uses third party manufacturers to make products representing approximately one-half of its sales volume, including GOLD BOND powders, the SUNSOURCE line and DEXATRIM. Additionally, the Company has entered into a manufacturing agreement with Bristol-Myers Squibb Company ("BMS"), whereby BMS will manufacture BAN for the Company until March 2001. In most other cases, the manufacturer is not obligated under a contract that fixes that term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of products for the Company or increase their manufacturing costs upon little or no advance notice. In any case, the Company believes that it could find other contract manufacturers quickly if any of its current contractors cease to perform adequately. However, if this occurs and the Company cannot find other contract manufacturers, the Company may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in the Company's ability to fill orders. This could adversely affect the Company's business.

PRODUCT LIABILITY AND INSURANCE

The Company is constantly at risk that consumers and users of its products will bring lawsuits alleging product liability. Except as disclosed in "Legal Proceedings", Item 3 in this Report, the Company is not aware of any claims pending against it or its products that if adversely decided would adversely affect its business. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that these precautions will enable the Company to avoid significant product liability exposure in the future. The Company maintains product liability insurance through third party providers. The Company believes its insurance coverage is adequate; however, there can be no assurance that the Company will be able to retain its existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims.

LEVERAGE

As of November 30, 1999, the Company's long-term debt was $358,950,000. The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited or become impaired; (ii) a portion of the Company's borrowings are and will continue to be at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates; and
(iii) such indebtedness contains and will contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

DEPENDENCE ON SENIOR MANAGEMENT

The Company's future performance will depend to a significant degree upon the efforts and abilities of certain members of senior management, in particular those of Zan Guerry, Chairman of the Board and Chief Executive Officer, and
A. Alexander Taylor, II, President and Chief Operating Officer. The loss of the services of either Messrs. Guerry or Taylor, neither of whom has an employment agreement with the Company, could have an adverse effect on the Company's business.

RISKS OF FOREIGN OPERATIONS

For the year ended November 30, 1999, 7.3% of the Company's net sales were attributable to its international business. The Company is subject to the risk of doing business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States dollar against foreign currencies, which could increase the price of the Company's products in foreign markets or increase the cost of certain raw materials purchased by the Company, delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collecting, potentially adverse tax treatment and the burden of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing. Although the Company has not to date experienced any material adverse effect as a result of such factors, there can be no assurance that such factors will not adversely affect the Company in the future. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

VOLATILITY OF STOCK PRICE

The trading price of the common stock could be subject to significant fluctuations in response to variations in the results of the Company's operations, its leveraged financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally.

DIVIDEND POLICY

The Company intends to retain its earnings, if any, for use in its operations and repayment of outstanding indebtedness and has no current intention of paying dividends to the holders of common stock.

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

                                              TOTAL AREA    TOTAL BUILDINGS                                 SQUARE
                                               (ACRES)       (SQUARE FEET)               USE                 FEET
                                              -----------   ---------------          ----------            ---------
Owned Properties:
    Chattanooga, Tennessee                       10.0             120,700     Manufacturing                    80,000
                                                                              Office & Administration          40,700
   *Chattanooga, Tennessee                        8.5              68,300     Manufacturing
                                                                                & Warehousing                  50,600
                                                                              Office                           17,700
Leased Properties:
    Chattanooga, Tennessee (1)                    3.1             135,200     Warehousing                     103,800
    Chattanooga, Tennessee (2)                    0.1               3,800     Warehousing &
                                                                                Manufacturing                  35,200
    Chattanooga, Tennessee (3)                    3.1             135,000     Warehousing                     125,000
                                                                              Office                           10,000
    Mississauga, Ontario, Canada (4)              0.3              20,015     Warehousing                      15,515
                                                                              Office & Administration           3,000
                                                                              Packaging                         1,500
    Basingstoke, Hampshire, England(5)            0.5              21,900     Warehousing                      13,900
                                                                              Office & Administration           6,500
                                                                              Packaging                         1,500

         *Acquired in October 1998 and currently being renovated for production to begin in early 2000.

NOTES:

 (1) Leased under a five year lease ending January 31, 2001 for a monthly rental of $34,547.
 (2) Leased on a month-to-month basis for a monthly rental of  $1,575.
 (3) Leased under a two year lease ending January 31, 2001 for a monthly rental of $33,750.
 (4) Leased under a lease ending November 30, 2004 at a monthly rental, including property taxes and other incidentals, of approximately $5,532.
 (5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately
     $23,106.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of full-time second and the addition of a third shift.

ITEM 3. LEGAL PROCEEDINGS

Note 10 of the Notes to Consolidated Financial Statements on page 43 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The information found on pages 26 and 41 to 43 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information found on page 26 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information found on pages 16 to 25 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information found on pages 27 to 56 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a) DIRECTORS

         The information found in the Company's 2000 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.


         (b)  EXECUTIVE OFFICERS

         The following table lists the names of the executive officers and other key employees of the Company as of February, 2000, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:


       NAME                             AGE         POSITION WITH REGISTRANT                        FIRST ELECTED
    ---------                           ---       ----------------------------                      -------------
Zan Guerry                               51        Chairman of the Board and                             1990
                                                    Chief Executive Officer; Director
A. Alexander Taylor II                   46        President and Chief Operating Officer;                1998
                                                     Director
Andrea M. Crouch                         41        Vice-President - Toiletries Marketing                 1995

Gary M. Galante                          52        Vice-President - Research and Development             1995

Ron Galante                              55        Vice-President - New Business Development             1993

Robert S. Marshall                       34        Vice-President - OTC Marketing                        1996

B. Derrill Pitts                         56        Vice-President - Operations                           1984

Charles M. Stafford                      49        Vice-President - Sales                                1994

Stephen M. Powell                        38        Controller                                            1995

Mr. Guerry has served as Chairman of the Board since June 1990 and as Chief Executive Officer since January 1998. Previously he served as Vice President and Chief Financial Officer from 1980 until 1983, as Executive Vice President from 1983 to 1990, as President of Chattem Consumer Products from 1989 to 1994, as Chief Operating Officer from 1989 to 1990 and as President of the Company from 1990 to 1998. Mr. Guerry was first elected as a director of the Company in 1981.

Mr. Taylor was elected to his present positions with the Company in January 1998. Previously he was a partner from 1983 to 1998 with the law firm Miller & Martin, general counsel to the Company. Mr. Taylor was first elected as a director of the Company in 1993.

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

Mr. Powell, a Certified Public Accountant, was appointed to his present position with the Company in June 1995. Previously he was the Financial Reporting Manager for Brock Candy Company. He worked for Joseph Decosimo and Co., CPA's, from 1985 to 1993 where he was a manager in the audit department.

         (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information found in the Company's 2000 Proxy Statement under the heading "Section 16(a) Beneficial Reporting Compliance" is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information found in the Company's 2000 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found in the Company's 2000 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Louis H. Barnett and Robert E. Bosworth, directors of the Company, received $33,000 and $33,667, respectively, in consulting fees during fiscal 1999 for services rendered to the Company in a capacity other than as a director.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report are incorporated by reference from pages 27 to 56 of the Company's 1999 Annual Report to Stockholders.

             2. The following documents are filed or incorporated by reference as exhibits to this report:

                 EXHIBIT
                 NUMBER                    DESCRIPTION OF EXHIBIT           REFERENCES
                 -------                ---------------------------         ----------
                    3         Restated Charter of Chattem, Inc., as
                               amended

                              Amended and Restated By-Laws of
                               Chattem, Inc.                                      (1)

                    4         Rights Agreement dated January 27, 2000
                               between Chattem, Inc. and SunTrust Bank,
                               Atlanta, N.A.                                      (2)

                              Form of Indenture dated August 3, 1994
                               Between Chattem, Inc. and SouthTrust
                               Bank of Alabama, N.A. relating to the
                               12.75% Series B Senior Subordinated
                               Notes due 2004                                     (3)

                              Form of Indenture dated March 24, 1998
                               between Chattem, Inc. and SouthTrust Bank
                               of Alabama, N.A. relating to the  8.875%
                               Senior Subordinated Notes due  2008                (4)

                   10         Material Contracts -

                              Lease Agreements, as amended, dated
                               February 1, 1996 between Tammy
                               Development Company and Chattem,
                               Inc. for warehouse space at 3100
                               Williams Street, Chattanooga, Tennessee      (5) and (6)

                              Credit Agreement dated April 29, 1996
                               among Chattem, Inc., as borrower, Signal
                               Investment & Management Co., as
                               Guarantor, NationsBank, N.A., as agent,
                               and the Lenders named therein                     (6)

                 EXHIBIT
                 NUMBER                    DESCRIPTION OF EXHIBIT           REFERENCES
                 -------                ---------------------------         ----------
                   10         Credit Agreement dated April 29, 1996
                               (Secondary Working Capital Facility)
                               among Chattem, Inc., as borrower, Signal
                               Investment & Management Co., as
                               guarantor, NationsBank, N.A., as agent,
                               and the Lenders named therein                      (6)

                              Asset Purchase Agreement dated June 6,
                               1996 between Campbell Laboratories,
                               Inc., seller, and Chattem, Inc. and Signal
                               Investment & Management Co.,
                               purchasers, for the HERPECIN-L
                               business                                           (6)

                              Amendment to the Credit Agreement (HERPECIN-L
                               Acquisition) dated June 6, 1996 among Chattem,
                               Inc., as borrower, Signal Investment & Management
                               Co., as guarantor, Nationsbank, N.A., as agent,
                               and the Lenders named therein                      (6)

                              Asset Purchase and Sale Agreement dated
                               May 23, 1997 by and among Chattem,
                               Inc., Signal Investment & Management
                               Co., and Sunsource International, Inc.
                               and Mindbody, Inc. (without schedules
                               and exhibits) for the SUNSOURCE
                               business                                           (7)

                              Amended and Restated Credit Agreement
                               dated June 26, 1997 by and among Chattem,
                               Inc., Signal Investment & Management Co.
                               and the Lenders named therein
                                                                                  (7)
                              Amended and Restated Credit Agreement
                               (Supplemental Credit Agreement) dated
                               June 26, 1997 by and among Chattem,
                               Inc., Signal Investment & Management
                               Co. and the Lenders named therein                 (7)

                              First Amended and Restated Master
                               Trademark License Agreement between
                               Signal Investment & Management Co.
                               and Chattem, Inc., effective
                               June 30, 1992                                     (8)

                              Chattem, Inc. Non-Statutory Stock
                               Option Plan- 1998                                 (8)

                 EXHIBIT
                 NUMBER                    DESCRIPTION OF EXHIBIT           REFERENCES
                 -------                ---------------------------         ----------
                    10        Asset Purchase Agreement dated
                              February 22, 1998  by and among
                              Bristol-Myers Squibb Company, Chattem,
                              Inc. and Signal Investment &
                              Management Co. for the BAN business                (9)

                              Amended and Restated Credit Agreement
                               (New Credit Agreement) dated March 24,
                               1998 by and among Chattem, Inc., Signal
                               Investment & Management Co. and
                               NationsBank of Tennessee, N.A.                   (10)

                              Amended and Restated Credit Agreement
                               (Supplemental Credit Agreement) dated
                               March 24, 1998 by and among Chattem,
                               Inc., Signal Investment & Management  Co.
                               and NationsBank of Tennessee, N.A.               (10)

                              Asset Purchase and Sale Agreement dated
                               May 12, 1998 by and among Chattem,
                               Inc., Signal Investment & Management
                               Co. and Del Laboratories, Inc for the
                               sale of the CORNSILK business                    (11)

                              Commercial Lease dated April 1, 1998
                               between Chattem, Inc., lessee, and
                               Kenco Group, Inc., lessor, for warehouse
                               space Located at 4309 Distribution Avenue,
                               Chattanooga,Tennessee.                            (12)

                              Purchase and Sale Agreement dated
                               November 16, 1998 by and among  Thompson
                               Medical Company, Inc.,  Chattem, Inc.  and
                               Signal Investment &  Management Co. for
                               certain products                                  (13)

                              Amended and Restated Credit Agreement (New Credit
                               Agreement) dated December 21, 1998 among Chattem,
                               Inc., its domestic subsidiaries, identified
                               Lenders and NationsBank, N.A. as agent            (13)

                              Amended and Restated Credit Agreement
                               (Supplemental Credit Agreement) dated December
                               21, 1998 among Chattem, Inc., its domestic
                               subsidiaries, identified Lenders and NationsBank,
                               N.A., as agent                                    (13)

                 EXHIBIT
                 NUMBER                    DESCRIPTION OF EXHIBIT                REFERENCES
                 -------                ---------------------------              ----------
                   10       First Amendment dated May 7, 1999 to Amended and
                            Restated Credit Agreement (New Credit Agreement)
                            dated December 21, 1998 among Chattem, Inc., its
                            domestic subsidiaries, identified Lenders and
                            NationsBank, N.A., as agent

                            First Amendment dated May 7, 1999 to Amended and
                            Restated Credit Agreement (Supplemental Credit
                            Agreement) dated December 21, 1998 among Chattem,
                            Inc., its domestic subsidiaries, identified
                            Lenders and NationsBank, N.A., as agent

                            Termination Agreement dated November 30, 1999 to
                            SUNSOURCE Asset Purchase and Sale Agreement dated
                            May 23, 1997

                            Chattem, Inc. Non-Statutory Stock Option
                              Plan - 2000

                            Non-Competition and Severance
                              Agreements as amended -
                                 Zan Guerry
                                 A. Alexander Taylor II
                                 Robert E. Bosworth

                            Non-Competition and Severance
                              Agreements as amended -
                                 Andrea M. Crouch
                                 Gary M. Galante
                                 Ron Galante
                                 Christopher S. Keller
                                 Robert S. Marshall
                                 B. Derrill Pitts
                                 Stephen M. Powell
                                 Charles M. Stafford

                    11      Computation of Per Share Earnings

                    13      1999 Annual Report to Stockholders of
                             Chattem, Inc.

                    22      Subsidiaries of the Company

                    23      Consent of Independent Public
                             Accountants

                    27      Financial Data Schedule

REFERENCES:

Previously filed as an exhibit to and incorporated by reference from:

     (1)      Form 8-K dated February 1, 2000.

     (2)      Form 8-A dated February 1, 2000.

     (3)      Form S-2 Registration Statement (No. 33-80770).

     (4)      Form S-4/A Registration Statement (No. 333-53627)

     (5)      Form 10-K for the year ended November 30, 1995.

     (6)      Form 10-K for the year ended November 30, 1996.

     (7)      Form 8-K dated June 26, 1997.

     (8)      Form 10-K for the year ended November 30, 1997.

     (9)      Form 8-K dated March 24, 1998.

    (10)      Form S-4 Registration Statement (No. 333-53627)

    (11)      Form 8-K dated May 12, 1998.

    (12)      Form 10-K for the year ended November 30, 1998.

    (13)      Form 8-K dated December 21, 1998.



(b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 1999.


(c) The Financial Statements and related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a) of Article 3 of Regulation S-X are incorporated by reference from pages 5 to 12 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February  24, 2000                CHATTEM, INC.
                                          By:  /s/ ZAN GUERRY
                                          ---------------------------------
                                               Zan Guerry
                                                   Title: Chairman and Chief
                                                          Executive Officer

                                          By: /s/ STEPHEN M. POWELL
                                          ---------------------------------
                                              Stephen M. Powell
                                                   Title:  Controller (Chief
                                                           Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


       SIGNATURE                              TITLE                                   DATE
--------------------------            -------------------------                     ---------
/s/ ZAN GUERRY                        Chairman of the Board                          2-24-00
--------------------------            and Director                                  ----------
Zan Guerry                            (Chief Executive Officer)

/s/ A. ALEXANDER TAYLOR II            President and Director                         2-24-00
--------------------------            (Chief Operating Officer)                     ----------
A. Alexander Taylor II

/s/ SAMUEL E. ALLEN                   Director                                       2-24-00
--------------------------                                                          ----------
Samuel E. Allen

/s/ LOUIS H. BARNETT                  Director                                       2-24-00
--------------------------                                                          ----------
Louis H. Barnett

/s/ ROBERT E. BOSWORTH                Director                                       2-24-00
--------------------------                                                          ----------
Robert E. Bosworth

/s/ RICHARD E. CHENEY                 Director                                       2-24-00
--------------------------                                                          ----------
Richard E. Cheney

/s/ SCOTT L. PROBASCO, JR.            Director                                       2-24-00
--------------------------                                                          ----------
Scott L. Probasco, Jr.

/s/ PHILIP H. SANFORD                 Director                                       2-24-00
--------------------------                                                          ----------
Philip H. Sanford

                                    31

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


          EXHIBIT
          NUMBER                    DESCRIPTION OF EXHIBIT
         ---------        -------------------------------------------------

             3            Restated Charter of Chattem, Inc., as amended

            10.1 First Amendment dated May 7, 1999 to Amended and Restated Credit Agreement (New-Credit Agreement) dated December 21, 1998 among Chattem, Inc., its domestic subsidiaries, identified Lenders and NationsBank, N.A., as agent

            10.2 First Amendment dated May 7, 1999 to Amended and Restated Credit Agreement (Supplemental Credit Agreement) dated December 21, 1998 among Chattem, Inc., its domestic subsidiaries, identified Lenders and NationsBank, N.A., as agent

            10.3 Termination Agreement dated November 30,1999 to SUNSOURCE Asset Purchase and Sale Agreement dated May 23, 1997

            10.4          Chattem, Inc. Non-Statutory Stock Option Plan - 2000

            10.5          Non-Competition and Severance Agreements as amended

            10.6          Non-Competition and Severance Agreements as amended

            11            Computation of per share earnings

            13            1999 Annual Report to Stockholders of Chattem, Inc.

            22            Subsidiaries of the Company

            23            Consent of Independent Public Accountants

            27            Financial Data Schedule