Form 10-Q
period 2000-02-29
CHATTEM INC
filed 2000-04-14
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000
                          COMMISSION FILE NUMBER 0-5905



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

AS OF APRIL 12, 2000, 9,523,464 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----


                                                                                          PAGE NO.
                                                                                          --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of February 29, 2000 and
      November 30, 1999 ........................................................                3

    Consolidated Statements of Income for the Three
      Months Ended February 29, 2000 and February 28, 1999......................                5

    Consolidated Statements of Cash Flows for the Three Months Ended
      February 29, 2000 and February 28, 1999 ..................................                6

    Notes to Consolidated Financial Statements .................................                7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ..................................................               17

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ....................................               22

SIGNATURES .....................................................................               23

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                FEBRUARY 29,    NOVEMBER 30,
ASSETS                                                             2000            1999
------                                                          ------------    ------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .................................      $  2,481      $  2,308
  Accounts receivable, less allowance for doubtful accounts
    of $900 at February 29, 2000 and November 30, 1999 ......        51,861        55,032
  Deferred income taxes .....................................         6,951         6,951
  Inventories ...............................................        29,450        27,818
  Prepaid expenses and other current assets .................         1,069           929
                                                                   --------      --------
    Total current assets ....................................        91,812        93,038
                                                                   --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET ..........................        28,019        25,752
                                                                   --------      --------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net       354,063       356,295
  Debt issuance costs, net ..................................        11,225        11,469
  Other .....................................................         3,419         5,070
                                                                   --------      --------
    Total other noncurrent assets ...........................       368,707       372,834
                                                                   --------      --------

      TOTAL ASSETS ..........................................      $488,538      $491,624
                                                                   ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                                                FEBRUARY 29,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                                2000          1999
------------------------------------                                                            ------------   ------------
                                                                                                (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt ...................................................      $  12,000       $  11,000
  Accounts payable .......................................................................         12,235          18,573
  Payable to bank ........................................................................          2,347           4,905
  Accrued liabilities ....................................................................         38,481          32,147
                                                                                                ---------       ---------
    Total current liabilities ............................................................         65,063          66,625
                                                                                                ---------       ---------
LONG-TERM DEBT, less current maturities ..................................................        355,968         358,950
                                                                                                ---------       ---------
DEFERRED INCOME TAXES ....................................................................         15,326          15,326
                                                                                                ---------       ---------
OTHER NONCURRENT LIABILITIES .............................................................          2,037           2,022
                                                                                                ---------       ---------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued ..........................................................................             --              --
  Common shares, without par value, authorized 50,000,
    issued 9,628 at February 29, 2000 and 9,707 at
    November 30, 1999 ....................................................................          2,005           2,021
  Paid-in surplus ........................................................................         71,277          72,850
  Accumulated deficit ....................................................................        (21,738)        (24,804)
                                                                                                ---------       ---------
                                                                                                   51,544          50,067
  Cumulative other comprehensive income -
    foreign currency translation adjustment ..............................................         (1,400)         (1,366)
                                                                                                ---------       ---------
     Total shareholders' equity ..........................................................         50,144          48,701
                                                                                                ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY .........................................................................      $ 488,538       $ 491,624
                                                                                                =========       =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                             FOR THE THREE MONTHS ENDED
                                                             FEBRUARY 29,  FEBRUARY 28,
                                                              2000           1999
                                                             ------------- ------------
NET SALES .............................................      $ 62,371       $ 62,728
                                                             --------       --------
COSTS AND EXPENSES:
  Cost of sales .......................................        16,682         16,880
  Advertising and promotion ...........................        23,582         24,738
  Selling, general and administrative .................         7,403          6,700
                                                             --------       --------
    Total costs and expenses ..........................        47,667         48,318
                                                             --------       --------
INCOME FROM OPERATIONS ................................        14,704         14,410
                                                             --------       --------
OTHER INCOME (EXPENSE):
  Interest expense ....................................        (8,974)        (8,806)
  Investment and other income, net ....................            74            131
                                                             --------       --------
   Total other income (expense) .......................        (8,900)        (8,675)
                                                             --------       --------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE ................................         5,804          5,735

PROVISION FOR INCOME TAXES ............................         2,196          2,158
                                                             --------       --------
INCOME BEFORE EXTRAORDINARY LOSS
  AND CHANGE IN ACCOUNTING PRINCIPLE ..................         3,608          3,577

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET .........................            --           (427)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET ...........................          (542)            --
                                                             --------       --------
NET INCOME ............................................      $  3,066       $  3,150
                                                             ========       ========
COMMON SHARES:
  Weighted average number outstanding - basic .........         9,693          9,712
                                                             ========       ========
  Weighted average number and dilutive potential number
   outstanding ........................................         9,861         10,118
                                                             ========       ========
NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
   Income before extraordinary loss and change in
      accounting principle ............................      $    .37       $    .37
   Extraordinary loss .................................            --           (.04)
   Change in accounting principle .....................          (.05)            --
                                                             --------       --------
    Total basic .......................................      $    .32       $    .33
                                                             ========       ========
  Diluted:
   Income before extraordinary loss and change in
      accounting principle ............................      $    .37       $    .35
   Extraordinary loss .................................            --           (.04)
   Change in accounting principle .....................          (.06)            --
                                                             --------       --------
     Total diluted ....................................      $    .31       $    .31
                                                             ========       ========


                          The accompanying notes are an
            integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
         (Unaudited and in thousands except share and per share amounts)


                                                                            FOR THE THREE MONTHS ENDED
                                                                            FEBRUARY 29,    FEBRUARY 28
                                                                                  2000            1999
                                                                             ---------       ---------
OPERATING ACTIVITIES:
  Net income ..........................................................      $   3,066       $   3,150
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization ...................................          3,742           3,488
      Dividend receivable from Elcat, Inc. ............................             --             (70)
      Extraordinary loss on extinguishment of debt, net ...............             --             427
      Cumulative effect of change in accounting principle, net ........            542              --
      Other, net ......................................................             29               8
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable ...........................................          3,171         (16,052)
        Inventories ...................................................         (1,632)           (242)
        Prepaid expenses and other current assets .....................            511             (12)
        Accounts payable ..............................................         (6,338)         (1,280)
        Accrued liabilities ...........................................          6,532           9,581
                                                                             ---------       ---------
           Net cash provided by (used in) operating activities ........          9,623          (1,002)
                                                                             ---------       ---------
INVESTING ACTIVITIES:
      Purchases of property, plant and equipment ......................         (2,814)           (864)
      Additions to trademarks and other product rights ................            (20)        (89,817)
      Proceeds from sale of investment ................................             --             387
      Increase in other assets, net ...................................           (122)           (214)
                                                                             ---------       ---------
           Net cash used in investing activities ......................         (2,956)        (90,508)
                                                                             ---------       ---------
FINANCING ACTIVITIES:
      Repayment of long-term debt .....................................         (8,500)        (48,515)
      Proceeds from long-term debt ....................................          6,500         138,500
      Proceeds from exercise of stock options and warrants ............            190             429
      Repurchase of common shares .....................................         (1,954)             --
      Change in payable to bank .......................................         (2,558)          4,505
      Debt issuance costs .............................................           (158)         (2,355)
                                                                             ---------       ---------
           Net cash provided by (used in) financing activities ........         (6,480)         92,564
                                                                             ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..........            (14)            (10)
                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS:
      Increase for the period .........................................            173           1,044
      At beginning of period ..........................................          2,308           2,076
                                                                             ---------       ---------
      At end of period ................................................      $   2,481       $   3,120
                                                                             =========       =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
      Issuance of 125,500 shares of common stock at $39.84 per share
        to fund portion of Thompson Medical brands' acquisition .......             --       $   5,000
      Additions to trademarks and other product rights by assumption
         of certain liabilities .......................................      $     266       $     500

PAYMENTS FOR:
      Interest ........................................................      $   3,363       $   4,283
      Taxes ...........................................................      $   3,994       $   2,232


                          The accompanying notes are an
           integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report to Shareholders for the year ended November 30, 1999. The 1999 Annual Report has previously been filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10-K. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

3. Inventories consisted of the following at February 29, 2000 and November 30, 1999:

                                                     2000           1999
                                                   --------       --------
            Raw materials and work in process      $ 13,667       $ 12,542
            Finished goods ..................        17,697         17,190
            Excess of current cost over LIFO
              values ........................        (1,914)        (1,914)
                                                   --------       --------
                Total inventories ...........      $ 29,450       $ 27,818
                                                   ========       ========

4. Accrued liabilities consisted of the following at February 29, 2000 and November 30, 1999:

                                                                 2000             1999
                                                             -----------       ----------
            Income and other taxes ..................         $     673        $   2,859
            Salaries, wages and commissions .........               658            2,098
            Advertising and promotion ...............            20,616           15,880
            Interest ................................            11,441            6,326
            Product acquisitions and
             divestitures ...........................             1,174            2,999
            Accrued pension benefits ................               981              781
            Royalties ...............................               117               56
            Other ...................................             2,821            1,148
                                                             -----------       ----------
               Total accrued liabilities ............         $  38,481        $  32,147
                                                               =========        =========

5. Comprehensive income consisted of the following components for the three months ended February 29, 2000 and February 28, 1999, respectively:


                                                          2000          1999
                                                          ----          ----
                    Net income ..................      $ 3,066       $ 3,150
                    Other - foreign currency
                      translation adjustment ....          (34)          (71)
                                                       -------       -------
                       Total comprehensive income      $ 3,032       $ 3,079
                                                       =======       =======


6. Effective December 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants. SOP 98-5 requires costs of start-up activities to be expensed as incurred. The initial adoption of this SOP was recorded as the cumulative effect of a change in an accounting principle. The one-time charge, net of taxes, was $542, or $0.06 per diluted share.

7. In fiscal 1999 the Company's board of directors authorized repurchases of the Company's common stock not to exceed $10,000. Under this authorization, 172,500 shares at a cost of $3,912 were reacquired in 1999 and 100,000 shares at a cost of $1,954 were repurchased in the first quarter of fiscal 2000, leaving $4,134 available for future repurchases. The repurchased shares were retired and returned to unissued.

8. On January 26, 2000, the Company's board of directors adopted a new Shareholder Rights Plan. Under the plan, Rights were constructively distributed as a dividend at the rate of one Right for each share of common stock, without par value, of the Company held by shareholders of record as the close of business on February 11, 2000. Each right initially will entitle shareholders to buy one one-hundreth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per Right, subject to adjustment. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock. The Rights will expire on February 11, 2010.

9. There have been no material changes as of February 29, 2000 with regard to the matters discussed in Item 1. Business - Government Regulation and Environmental and Item 3. Legal Proceedings sections of the Company's Annual Report on Form 10-K filed on February 28, 2000 with the Securities and Exchange Commission for the year ended November 30, 1999.

10. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products and lower levels of promotional campaigns during this quarter. As a result of the Company's acquisitions of BAN and the Thompson products in March and December 1998, respectively, seasonality should not be as pronounced as in years past; however, net sales and gross profit during the first fiscal quarter should continue to trail the other fiscal quarters.

11. The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

12. The Company operates in two primary segments that are based on the different types of products offered. The OTC health care segment includes medicated skin care products, topical analgesics, internal analgesics, lip care, appetite suppressant and dietary supplement products. The toiletries and skin care segment includes antiperspirants and deodorants, facial cleaners and masques and seasonal products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 1999. Certain assets, including the majority of property, plant and equipment and deferred tax assets are not allocated to the identifiable segments.

     In the table below the following items are included in the indicated captions:

         Variable contribution margin: net sales less variable cost of goods sold, advertising, promotion, market research, freight out, sales commissions, royalties, bad debts and inventory obsolescence. The Company evaluates the performance of its operating segments based on variable contribution margins.

         Depreciation and amortization: amortization of the cost of trademarks and other product rights with unallocated depreciation and other amortization expense being shown under the "Not Classified" caption.

         Identifiable/total assets: primarily identified unamortized cost of trademarks and other product rights and total inventory cost with the remainder of total assets being shown under the "Not Classified" heading.


                                                                               Product Classifications
                                                                               -----------------------
                                                                                 OTC          Toiletries
                                                                                Health            and              Not
                                                                 Total           Care           Skincare       Classified
                                                             -----------     -----------       ----------     ----------
     For the three months ended February 29,
       2000:
       Net sales................................            $    62,371     $    38,494       $   24,320     $     (443)
       Variable contribution margin.............                 25,030          16,868            8,356           (194)
       Depreciation and amortization............                  3,742           1,324            1,218          1,200
       Identifiable assets/total assets.........                488,538         199,361          193,027         96,150

     For the three months ended February 28,
       1999:
       Net sales................................            $    62,728     $    36,272      $    26,173     $      283
       Variable contribution margin.............                 25,696          14,736           11,068           (108)
       Depreciation and amortization............                  3,488           1,122            1,236          1,130
       Identifiable assets/total assets (at
         November 30, 1999).....................                491,624         196,602          198,450         96,572


     The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary loss and change in accounting principle is as follows for the three months ended February 29, 2000 and February 28, 1999, respectively:

                                                                        2000           1999
                                                                    --------       --------
     Variable contribution margin ............................      $ 25,030       $ 25,696
     Less divisional and corporate overhead not allocated to
        product groups .......................................        10,326         11,286
                                                                    --------       --------
     Income from operations ..................................        14,704         14,410
                                                                    --------       --------
     Other income (expense):
       Interest expense ......................................        (8,974)        (8,806)
       Investment and other income, net ......................            74            131
                                                                    --------       --------
        Total other income (expense) .........................        (8,900)        (8,675)
                                                                    --------       --------
     Income before income taxes, extraordinary loss and change
        in accounting principle ..............................      $  5,804       $  5,735
                                                                    ========       ========


13. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

                                                                         Note 13
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                FEBRUARY 29, 2000
                                -----------------
                          (Unaudited and in thousands)

                                                                                    NON-GUARANTOR
                                                                                      SUBSIDIARY      ELIMINATIONS
                                                         CHATTEM          SIGNAL      COMPANIES         DR,(CR.)      CONSOLIDATED
                                                         -------          ------    -------------     ------------    ------------
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents .........................   $     (44)      $      12      $   2,513       $      --       $   2,481
   Accounts receivable, less allowance for
     doubtful accounts of $900 ......................       48,392              --          3,469              --          51,861
   Deferred income taxes .............................       6,951              --             --              --           6,951
   Inventories .......................................      27,100              --          2,350              --          29,450
   Prepaid expenses and other current assets .........         536              --            533              --           1,069
                                                         ---------       ---------      ---------       ---------       ---------
     Total current assets ............................      82,935              12          8,865              --          91,812
                                                         ---------       ---------      ---------       ---------       ---------
 PROPERTY, PLANT AND EQUIPMENT, NET ..................      27,678              --            341              --          28,019
                                                         ---------       ---------      ---------       ---------       ---------
 OTHER NONCURRENT ASSETS:
   Patents, trademarks and other purchased
     product rights, net .............................       5,463         348,600             --              --         354,063
   Debt issuance costs, net ..........................      11,225              --             --              --          11,225
   Investment in subsidiaries ........................       9,930              --             --          (9,930)             --
   Other .............................................       3,419              --             --              --           3,419
                                                         ---------       ---------      ---------       ---------       ---------
     Total other noncurrent assets ...................      30,037         348,600             --          (9,930)        368,707
                                                         ---------       ---------      ---------       ---------       ---------
       TOTAL ASSETS ..................................   $ 140,650       $ 348,612      $   9,206       $  (9,930)      $ 488,538
                                                         =========       =========      =========       =========       =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Current maturities of long-term debt ..............   $  12,000       $      --      $      --       $      --       $  12,000
   Accounts payable ..................................      11,941              --            294              --          12,235
   Payable to bank ...................................       2,347              --             --              --           2,347
   Accrued liabilities ...............................      37,743              --            738              --          38,481
                                                         ---------       ---------      ---------       ---------       ---------
     Total current liabilities .......................      64,031              --          1,032              --          65,063
                                                         ---------       ---------      ---------       ---------       ---------

 LONG-TERM DEBT, less current maturities .............     355,968              --             --              --         355,968
                                                         ---------       ---------      ---------       ---------       ---------

 DEFERRED INCOME TAXES ...............................       2,776          12,550             --              --          15,326
                                                         ---------       ---------      ---------       ---------       ---------

 OTHER NONCURRENT LIABILITIES ........................       2,037              --             --              --           2,037
                                                         ---------       ---------      ---------       ---------       ---------

 INTERCOMPANY ACCOUNTS ...............................    (333,480)        335,156         (1,676)             --              --
                                                         ---------       ---------      ---------       ---------       ---------
 SHAREHOLDERS' EQUITY:
   Preferred shares, without par  value,
     authorized 1,000, none issued ...................          --              --             --              --              --
   Common shares, without par value,
     authorized 50,000, issued 9,628 .................       2,005               2          9,928           9,930           2,005
   Paid-in surplus ...................................      71,277              --             --              --          71,277
   Accumulated deficit ...............................     (23,481)            904            839              --         (21,738)
                                                         ---------       ---------      ---------       ---------       ---------
                                                            49,801             906         10,767           9,930          51,544
   Cumulative other comprehensive income -
    Foreign currency translation adjustment ..........        (483)             --           (917)             --          (1,400)
                                                         ---------       ---------      ---------       ---------       ---------
     Total shareholders' equity ......................      49,318             906          9,850           9,930          50,144
                                                         ---------       ---------      ---------       ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 140,650       $ 348,612      $   9,206       $   9,930       $ 488,538
                                                         =========       =========      =========       =========       =========

                                                                         Note 13
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                NOVEMBER 30, 1999
                                -----------------
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                         CHATTEM           SIGNAL      COMPANIES         DR,(CR.)     CONSOLIDATED
                                                         -------           ------    -------------    ------------    ------------
 ASSETS
 ------
 CURRENT ASSETS:
   Cash and cash equivalents .........................   $     550       $      16      $   1,742       $      --       $   2,308
   Accounts receivable, less allowance for
     doubtful accounts of $900 .......................      50,541              --          4,491              --          55,032
   Deferred income taxes .............................       6,951              --             --              --           6,951
   Inventories .......................................      25,519              --          2,299              --          27,818
   Prepaid expenses and other current assets .........         739              --            190              --             929
                                                         ---------       ---------      ---------       ---------       ---------
     Total current assets ............................      84,300              16          8,722              --          93,038
                                                         ---------       ---------      ---------       ---------       ---------
 PROPERTY, PLANT AND EQUIPMENT, NET ..................      25,399              --            353              --          25,752
                                                         ---------       ---------      ---------       ---------       ---------
 OTHER NONCURRENT ASSETS:
   Patents, trademarks and other purchased
     product rights, net .............................       5,533         350,762             --              --         356,295
   Debt issuance costs, net ..........................      11,469              --             --              --          11,469
   Investment in subsidiaries ........................       9,930              --             --          (9,930)             --
   Other .............................................       4,709              --            361              --           5,070
                                                         ---------       ---------      ---------       ---------       ---------
     Total other noncurrent assets ...................      31,641         350,762            361          (9,930)        372,834
                                                         ---------       ---------      ---------       ---------       ---------
       TOTAL ASSETS ..................................   $ 141,340       $ 350,778      $   9,436       $  (9,930)      $ 491,624
                                                         =========       =========      =========       =========       =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Current maturities of long-term debt ..............   $  11,000       $      --      $      --       $      --       $  11,000
   Accounts payable ..................................      18,053              --            520              --          18,573
   Payable to bank ...................................       4,905              --             --              --           4,905
   Accrued liabilities ...............................      30,630              --          1,517              --          32,147
                                                         ---------       ---------      ---------       ---------       ---------
     Total current liabilities .......................      64,588              --          2,037              --          66,625
                                                         ---------       ---------      ---------       ---------       ---------

 LONG-TERM DEBT, less current maturities .............     358,950              --             --              --         358,950
                                                         ---------       ---------      ---------       ---------       ---------

 DEFERRED INCOME TAXES ...............................       2,776          12,550             --              --          15,326
                                                         ---------       ---------      ---------       ---------       ---------

 OTHER NONCURRENT LIABILITIES ........................       2,022              --             --              --           2,022
                                                         ---------       ---------      ---------       ---------       ---------

 INTERCOMPANY ACCOUNTS ...............................    (334,574)        336,612         (2,038)             --              --
                                                         ---------       ---------      ---------       ---------       ---------
 SHAREHOLDERS' EQUITY:
   Preferred shares, without par value,
     authorized 1,000, none issued ...................          --              --             --              --              --
   Common shares, without par value,
     authorized 50,000, issued 9,707 .................       2,021               2          9,928           9,930           2,021
   Paid-in surplus ...................................      72,850              --             --              --          72,850
   Accumulated deficit ...............................     (26,819)          1,614            401              --         (24,804)
                                                         ---------       ---------      ---------       ---------       ---------
     Total ...........................................      48,052           1,616         10,329           9,930          50,067
   Cumulative other comprehensive income -
    Foreign currency translation adjustment...........        (474)             --           (892)             --          (1,366)
                                                         ---------       ---------      ---------       ---------       ---------
     Total shareholders' equity ......................      47,578           1,616          9,437           9,930          48,701
                                                         ---------       ---------      ---------       ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 141,340       $ 350,778      $   9,436       $   9,930       $ 491,624
                                                         =========       =========      =========       =========       =========

                                                                         Note 13

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                  --------------------------------------------
                          (Unaudited and in thousands)


                                                                         NON-GUARANTOR
                                                                          SUBSIDIARY    ELIMINATIONS
                                            CHATTEM        SIGNAL          COMPANIES       DR,(CR.)     CONSOLIDATED
                                            -------        ------        -------------  ------------    ------------

 NET SALES ...........................      $ 59,194       $     --       $  3,177       $         --      $ 62,371
                                            --------       --------       --------       ------------      --------
 COSTS AND EXPENSES:
   Cost of sales .....................        15,535             --          1,147                 --        16,682
   Advertising and promotion .........        19,878          2,428          1,276                 --        23,582
   Selling, general and administrative         6,739              5            659                 --         7,403
                                            --------       --------       --------       ------------      --------
     Total costs and expenses ........        42,152          2,433          3,082                 --        47,667
                                            --------       --------       --------       ------------      --------

 INCOME FROM OPERATIONS ..............        17,042         (2,433)            95                 --        14,704
                                            --------       --------       --------       ------------      --------

 OTHER INCOME (EXPENSE):
   Interest expense ..................        (8,974)            --             --                 --        (8,974)
   Investment and other income, net ..            68              1              5                 --            74
   Royalties .........................        (2,818)         2,871            (53)                --            --
   Corporate allocations .............             8             --             (8)                --            --
                                            --------       --------       --------       ------------      --------
      Total other income (expense) ...       (11,716)         2,872            (56)                --        (8,900)
                                            --------       --------       --------       ------------      --------

 INCOME BEFORE INCOME TAXES AND
   CHANGE IN ACCOUNTING PRINCIPLE ....         5,326            439             39                 --         5,804

 PROVISION FOR INCOME TAXES ..........         1,931            149            116                 --         2,196
                                            --------       --------       --------       ------------      --------
 INCOME BEFORE CHANGE IN
   ACCOUNTING PRINCIPLE ..............         3,395            290            (77)                --         3,608


 CUMMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET .........          (542)            --             --                 --          (542)
                                            --------       --------       --------       ------------      --------

 NET INCOME ..........................      $  2,853       $    290       $    (77)      $         --      $  3,066
                                            ========       ========       ========       ============      ========


                                                                         Note 13

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
                  --------------------------------------------
                          (Unaudited and in thousands)


                                                                         NON-GUARANTOR
                                                                          SUBSIDIARY    ELIMINATIONS
                                            CHATTEM        SIGNAL          COMPANIES       DR,(CR.)     CONSOLIDATED
                                            -------        ------        -------------  ------------    ------------

 NET SALES ...........................      $ 60,495       $     --       $  2,233       $         --      $ 62,728
                                            --------       --------       --------       ------------      --------
 COSTS AND EXPENSES:
   Cost of sales .....................        16,025             --            855                 --        16,880
   Advertising and promotion .........        21,750          2,225            763                 --        24,738
   Selling, general and administrative         6,038             --            662                 --         6,700
                                            --------       --------       --------       ------------      --------
     Total costs and expenses ........        43,813          2,225          2,280                 --        48,318
                                            --------       --------       --------       ------------      --------

 INCOME FROM OPERATIONS ..............        16,682         (2,225)           (47)                --        14,410
                                            --------       --------       --------       ------------      --------
 OTHER INCOME (EXPENSE):

   Interest expense ..................        (8,806)            --             --                 --        (8,806)
   Investment and other income, net ..           121             (7)            17                 --           131
   Royalties .........................        (2,924)         2,961            (37)                --            --
   Premium revenue ...................           (20)            --             20                 --            --
   Corporate allocations .............             8             --             (8)                --            --
                                            --------       --------       --------       ------------      --------
      Total other income (expense) ...       (11,621)         2,954             (8)                --        (8,675)
                                            --------       --------       --------       ------------      --------

 INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS ................         5,061            729            (55)                --         5,735

 PROVISION FOR INCOME TAXES ..........         1,815            248             95                 --         2,158
                                            --------       --------       --------       ------------      --------
 INCOME BEFORE EXTRAORDINARY
   LOSS ..............................         3,246            481           (150)                --         3,577

 EXTRAORDINARY LOSS ON EARLY
   EXTINGUISHMENT OF DEBT, NET .......          (427)            --             --                 --          (427)
                                            --------       --------       --------       ------------      --------

 NET INCOME ..........................      $  2,819       $    481       $   (150)      $         --      $  3,150
                                            ========       ========       ========       ============      ========


                                                                         Note 13

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                  --------------------------------------------
                          (Unaudited and in thousands)


                                                                                      NON-GUARANTOR
                                                                                        SUBSIDIARY    ELIMINATIONS
                                                         CHATTEM        SIGNAL          COMPANIES       DR,(CR.)     CONSOLIDATED
                                                         -------        ------        -------------  ------------    ------------
OPERATING ACTIVITIES:
  Net income .......................................     $ 2,853      $   290         $      (77)     $    --           $ 3,066
  Adjustments to reconcile net income to net cash ..                                                                         --
    provided by operating activities:
    Depreciation and amortization ..................       1,290        2,428                 24           --             3,742
    Cumulative effect of change in accounting
      principle, net ...............................         542           --                 --           --               542
    Income tax provision ...........................        (149)         149                 --           --                --
    Other, net .....................................          29           --                 --           --                29
    Changes in operating assets and liabilities, net
      of acquisitions:
      Accounts receivable ..........................       2,172           --                999           --             3,171
      Inventories ..................................      (1,582)          --                (50)          --            (1,632)
      Prepaid and other current assets .............         499           --                 12           --               511
      Accounts payable and accrued liabilities .....         643           --               (449)          --               194
                                                         -------      -------            -------      -------           -------
         Net cash provided by operating activities .       6,297        2,867                459           --             9,623
                                                         -------      -------            -------      -------           -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......      (2,799)          --                (15)          --            (2,814)
  Purchases of trademarks and other related assets .         (20)          --                 --           --               (20)
  Increase in other assets .........................        (122)          --                 --           --              (122)
                                                         -------      -------            -------      -------           -------
         Net cash used in investing activities .....      (2,941)          --                (15)          --            (2,956)
                                                         -------      -------            -------      -------           -------
FINANCING ACTIVITIES:
  Payment of long-term debt ........................      (8,500)          --                 --           --            (8,500)
  Proceeds from long-term debt .....................       6,500           --                 --           --             6,500
  Proceeds from exercise of stock options ..........         190           --                 --           --               190
  Debt issuance costs ..............................        (158)          --                 --           --              (158)
  Decrease in  payable to bank .....................      (2,558)          --                 --           --            (2,558)
  Repurchases of common stock ......................      (1,954)          --                 --           --            (1,954)
  Changes in intercompany accounts .................       1,554       (1,871)               317           --                --
  Dividends paid ...................................       1,000       (1,000                 --           --                --
                                                         -------      -------            -------      -------           -------
         Net cash provided by (used in) financing
            activities .............................      (3,926)      (2,871)               317           --            (6,480)
                                                         -------      -------            -------      -------           -------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS .........................         (24)          --                 10           --               (14)
                                                         -------      -------            -------      -------           -------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...............        (594)          (4)               771           --               173
  At beginning of period ...........................         550           16              1,742           --             2,308
                                                         -------      -------            -------      -------           -------
  At end of period .................................     $   (44)     $    12         $    2,513      $    --           $ 2,481
                                                         =======      =======         ==========      =======           =======


                                                                         Note 13

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999
                  --------------------------------------------
                          (Unaudited and in thousands)


                                                                                          NON-GUARANTOR
                                                                                            SUBSIDIARY    ELIMINATIONS
                                                               CHATTEM        SIGNAL        COMPANIES       DR,(CR.)  CONSOLIDATED
                                                               -------        ------      -------------  ------------ ------------
OPERATING ACTIVITIES:
  Net income ..............................................    $   2,819     $     481     $    (150)    $        --    $   3,150
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities: ...........           --
    Depreciation and amortization .........................        1,229         2,225            34              --        3,488
    Extraordinary loss on early extinguishment of
      debt, net ...........................................          427            --            --              --          427
    Dividend receivable from Elcat, Inc. ..................          (70)           --            --              --          (70)
    Income tax provision ..................................         (248)          248            --              --           --
    Other, net ............................................            1             7            --              --            8
    Changes in operating assets and liabilities, net
      of acquisitions:
      Accounts receivable .................................      (17,967)           --         1,915              --      (16,052)
      Inventories .........................................         (440)           --           198              --         (242)
      Prepaid and other current assets ....................          209            --          (221)             --          (12)
      Accounts payable and accrued liabilities ............        8,893            --          (592)             --        8,301
                                                               ---------     ---------     ---------     -----------    ---------
         Net cash provided by (used in) operating
           activities .....................................       (5,147)        2,961         1,184              --       (1,002)
                                                               ---------     ---------     ---------     -----------    ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..............         (864)           --            --              --         (864)
  Purchases of trademarks and other related assets ........      (89,817)           --            --              --      (89,817)
  Proceeds from sale of investment ........................           --           387            --              --          387
  Increase in other assets ................................         (214)           --            --              --         (214)
                                                               ---------     ---------     ---------     -----------    ---------
         Net cash provided by (used in) investing
           activities .....................................      (90,895)          387            --              --      (90,508)
                                                               ---------     ---------     ---------     -----------    ---------
FINANCING ACTIVITIES:
  Payment of long-term debt ...............................      (48,515)           --            --              --      (48,515)
  Proceeds from long-term debt ............................      138,500            --            --              --      138,500
  Proceeds from exercise of stock options and warrants ....          429            --            --              --          429
  Debt issuance costs .....................................       (2,355)           --            --              --       (2,355)
  Increase in  payable to bank ............................        4,505            --            --              --        4,505
  Changes in intercompany accounts ........................        2,733        (2,343)         (390)             --           --
  Dividends paid ..........................................        1,000        (1,000)           --              --           --
                                                               ---------     ---------     ---------     -----------    ---------
         Net cash provided by (used in) financing
           activities.....................................4       96,297        (3,343)         (390)             --       92,564
                                                               ---------     ---------     ---------     -----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS ...............................          (19)           --             9              --          (10)
                                                               ---------     ---------     ---------     -----------    ---------

CASH AND CASH EQUIVALENTS:
  Increase for the period .................................          236             5           803              --        1,044
  At beginning of period ..................................          (95)           11         2,160              --        2,076
                                                               ---------     ---------     ---------     -----------    ---------
  At end of period ........................................    $     141     $      16     $   2,963     $        --    $   3,120
                                                               =========     =========     =========     ===========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

For the three months ended February 29, 2000, the Company experienced a $357, or
 .6%, decrease in sales to $62,371 from $62,728 in the first quarter of fiscal 1999. Operating income during the period, however, increased $294, or 2.0%, to $14,704 from $14,410. Income before extraordinary loss and change in accounting principle of $3,608, or $.37 per diluted share, was recorded during the period compared to $3,577, or $.35 per diluted share, during the same period last year.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. Cash earnings for the three months ended February 29, 2000 were $5,268, or $.53 per share, as compared to $5,163, or $.51 per share, for the comparable 1999 period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $17,934, or 28.8% of net sales, in the first quarter of fiscal 2000 compared to $17,506, or 27.9% of net sales, in the same 1999 period.

During the first quarter of fiscal 2000, the Company enjoyed strong sales performances from its topical analgesic franchise, GOLD BOND Medicated Body Lotion, MUDD and HERPECIN-L brands and its international division. These results were offset by continued sales weakness from the Company's SUNSOURCE line.

The Company repurchased 100,000 shares of its common stock in the first quarter of fiscal 2000 for $1,954.

The Company recorded a charge of $542, net of income taxes, representing the cumulative effect of a change in an accounting principle in the first quarter of fiscal 2000. This charge represents costs of start-up activities required to be expensed upon the initial adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities".

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first quarter of fiscal 2000, the Company introduced DEXATRIM Natural as a line extension. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands or reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                                                        FOR THE THREE MONTHS ENDED
                                                                      FEBRUARY 29,        FEBRUARY 28,
                                                                          2000                1999
                                                                         ------               ----
NET SALES .......................................................         100.0%               100.0%
                                                                         -------              -------
COSTS AND EXPENSES:
  Cost of sales .................................................          26.7                 26.9
  Advertising and promotion .....................................          37.8                 39.4
  Selling, general and administrative ...........................          11.9                 10.7
                                                                         -------              -------
    Total costs and expenses ....................................          76.4                 77.0
                                                                         -------              -------
INCOME FROM OPERATIONS ..........................................          23.6                 23.0
                                                                         -------              -------
OTHER INCOME (EXPENSE):
  Interest expense ..............................................         (14.4)               (14.0)
  Investment and other income, net ..............................            .1                   .2
                                                                         -------              -------
    Total other income (expense) ................................         (14.3)               (13.8)
                                                                         -------              -------
INCOME BEFORE INCOME TAXES ......................................           9.3                  9.2

PROVISION FOR INCOME TAXES ......................................           3.5                  3.5
                                                                         -------              -------
INCOME BEFORE EXTRAORDINARY
  LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE ..........................................           5.8%                 5.7%
                                                                         =======              =======


COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Net sales for the three months ended February 29, 2000 decreased $357, or .6%, to $62,371 from $62,728 for the same period last year. Domestic consumer products sales declined $1,456, or 2.4%, to $58,088 from $59,544 for last year's comparable period. Net sales of international consumer products increased $1,099, or 34.5%, from $3,184 in the 1999 period to $4,283 in the current period.

Increases in net sales in the 2000 period were recognized for all of the topical analgesics products, GOLD BOND Medicated Body Lotion, HERPECIN-L, DEXATRIM and MUDD, while declines were recorded for the SUNSOURCE, BAN, SUN-IN and BULLFROG brands. The increased sales of the product lines listed above were largely the result of increased marketing support along with the introduction of the DEXATRIM Natural line extension. SUNSOURCE continues to suffer from increased competition and lower sales in general in the dietary supplements' market in which it competes. The sales declines of the other brands listed above were primarily due to reduced advertising and promotion expenditures as well as increased competition in the antipersperant/deodorant market, which affected BAN sales. Sales in the current period of the remaining product lines were essentially flat or showed modest declines as compared to the corresponding period of 1999. All sales variances were largely the result of changes in the volume of unit sales of the particular brand.

International consumer product sales for the first quarter of fiscal 2000 increased $418, or 36.4%, for the Canadian operation and $526, or 48.5%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the Thompson products and GOLD BOND Medicated Body Lotion, while the United Kingdom sales increase was largely the result of increased BAN sales to the Far East. U.S. export sales increased $155, or 16.3%, for the 2000 period as compared to the same period in fiscal 1999, with the principal increases being associated with BAN, ICY HOT, GOLD BOND and DEXATRIM. All sales variances were largely the result of changes in the volume of unit sales of the particular brand.

Cost of goods sold as a percentage of net sales improved to 26.7% from 26.9% in the 1999 period. This continuing improvement was primarily the result of increased sales of higher gross margin product lines in the current period.

Advertising and promotion expenses decreased $1,156, or 4.7%, and were 37.8% of net sales compared to 39.4% in the corresponding 1999 period. Increases in the 2000 period were related to the Thompson products, acquired in December 1998, and to the FLEXALL, MUDD and BULLFROG brands. Declines were recorded for the GOLD BOND, SUN-IN, BAN and SUNSOURCE product lines.

The increase of $703, or 10.5%, in selling, general and administrative expenses in the 2000 period was largely associated with direct selling expenses, freight costs on shipments to customers and research and development expenditures. The selling, general and administrative expenses were 11.9% of net sales in the current period as compared to 10.7% in the same period of last fiscal year.

Interest expense increased $168, or 1.9%, in the 2000 period, reflecting primarily the additional debt incurred for the acquisition of DEXATRIM and the topical analgesics from Thompson in December 1998.

Investment and other income decreased $57, or 43.5%, largely due to the absence of dividends from the Company's previous investment in Elcat, Inc, which was liquidated in November 1999.

The cumulative effect of a change in accounting principle of $542, net of taxes, was recorded in the current period. This charge related to costs of start-up activities required to be expensed upon the Company's initial adoption of SOP 98-5 in December 1999.

An extraordinary loss of $427, net of income tax benefit, associated with the early extinguishment of debt, was recorded in the 1999 period. The loss primarily related to the write-off of debt issuance costs connected with outstanding long-term bank debt retired before maturity in the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital and capital expenditures.

Cash of $9,623 was provided by operations for the three months ended February 29, 2000 whereas $1,002 was used in operations in the comparable 1999 period. The increase in cash flows from operations over the prior year period was primarily the result of an increase in depreciation and amortization and a decrease in accounts receivable.

Investing activities used cash of $2,956 and $90,508 in the three months ended February 29, 2000 and February 28, 1999, respectively. The decrease of $87,552 in the current period was largely the result of increased property, plant and equipment additions more than offset by the absence of a major product acquisition such as the Thompson brands acquired in the 1999 period.

Financing activities used cash of $6,480 in the current period, while cash of $92,564 was provided in the 1999 period. The decrease of $99,044 reflects the absence of financing required of a major product acquisition such as the Thompson brands acquired in the 1999 period.

The following table presents working capital data at February 29, 2000 and November 30, 1999 or for the respective periods then ended:


                                  ITEM                                            2000             1999
                              ------------                                  -------------    ------------

     Working capital (current assets less current liabilities) ......         $   26,749       $   26,413
     Current ratio (current assets divided by current liabilities) ..               1.41             1.40
     Quick ratio (cash and cash equivalents and accounts
       receivable divided by current liabilities) ...................                .84              .86
     Average accounts receivable turnover ...........................               5.70             6.51
     Average inventory turnover .....................................               2.86             3.19
     Working capital as a percentage of total assets ................               5.48%            5.37%


The change in the quick ratio at February 29, 2000 as compared to November 30, 1999, reflects primarily a decrease in accounts receivable and an increase in accrued liabilities represented primarily by interest and advertising.

Total debt outstanding was $367,968 at February 29, 2000 compared to $369,950 at November 30, 1999, a decrease of $1,982 during the first quarter of 2000.

The current credit facility consists of a $70,000 term loan and a $50,000 working capital revolving loan of which $53,600 and $5,000, respectively, were outstanding at February 29, 2000.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facility will be sufficient to fund the Company's current commitments and proposed operations. As of February 29, 2000, the remaining amount authorized by the Company's board of directors under the stock buyback plan was $4,134. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% Notes in May 1999.

YEAR 2000

The Company has successfully completed the replacement of its previous information technology (IT) systems with those that are year 2000 compliant. The cost of the new IT systems to date is approximately $3,271, which has been capitalized.

To date the Company has experienced no major problems with its implementation, nor has it encountered any unusual situations with its principal customers and suppliers in connection with their year 2000 IT systems' compliance. However, if unanticipated problems arise in the future with regard to year 2000 compliance with the Company's new IT systems or those of its principal customers and suppliers, the Company's business could be adversely affected.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 29, 2000 and February 28, 1999, these subsidiaries accounted for 5% and 4% of total revenues, respectively, and 2% of total assets. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $1 and $2 for the three months ended February 29, 2000 and February 28, 1999, respectively, resulted from foreign currency transactions.

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

        (2) Financial data schedule (Exhibit 27).

     (b) The following Form 8-K report was filed with the Securities and Exchange Commission during the three months ended February 29, 2000:

            Report dated January 27, 2000 relating to adoption of Stockholders Rights Plan.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CHATTEM, INC.
                                                       (Registrant)


Dated:       April 14, 2000                       \s\ A. ALEXANDER TAYLOR II
        -----------------------                   --------------------------
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