Form 10-Q
period 2000-05-31
CHATTEM INC
filed 2000-07-14
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000
                          COMMISSION FILE NUMBER 0-5905


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

AS OF JULY 12, 2000, 9,254,439 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of  May 31, 2000 and
      November 30, 1999 ..............................................    3

    Consolidated Statements of Income for the Three and Six
      Months Ended May 31, 2000 and 1999 .............................    5

    Consolidated Statements of Cash Flows for the  Six Months Ended
      May 31, 2000 and 1999 ..........................................    6

    Notes to Consolidated Financial Statements .......................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations .........................................  18

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders ........  25

  Item 6.  Exhibits and Reports on Form 8-K ...........................  25

SIGNATURES ............................................................  26

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             MAY 31,                NOVEMBER 30,
ASSETS                                                                        2000                      1999
------                                                                   ----------------           ------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...........................................         $    2,325             $   2,308
  Accounts receivable, less allowance for doubtful accounts
    of $850 at May 31, 2000 and $900 at November 30, 1999 .............             61,462                55,032
  Deferred income taxes................................................              6,951                 6,951
  Inventories .........................................................             25,129                27,818
  Prepaid expenses and other current assets ...........................              1,218                   929
                                                                                ----------             ---------
    Total current assets ..............................................             97,085                93,038
                                                                                ----------             ---------
PROPERTY, PLANT AND EQUIPMENT, NET ....................................             28,906                25,752
                                                                                ----------             ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net .........            351,576               356,295
  Debt issuance costs, net ............................................             10,778                11,469
  Other ...............................................................              3,367                 5,070
                                                                                ----------             ---------
    Total other noncurrent assets .....................................            365,721               372,834
                                                                                ----------             ---------
      TOTAL ASSETS ....................................................         $  491,712             $ 491,624
                                                                                ==========             =========




       The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                MAY 31,             NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                             2000                   1999
------------------------------------                                            -------             ------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt .................................        $  12,750           $ 11,000
  Accounts payable .....................................................           10,885             18,573
  Payable to bank ......................................................              417              4,905
  Accrued liabilities ..................................................           35,414             32,147
                                                                                ----------          ---------
    Total current liabilities ..........................................           59,466             66,625
                                                                                ----------          ---------
LONG-TERM DEBT, less current maturities ................................          360,864            358,950
                                                                                ----------          ---------
DEFERRED INCOME TAXES ..................................................           15,326             15,326
                                                                                ----------          ---------
OTHER NONCURRENT LIABILITIES ...........................................            2,049              2,022
                                                                                ----------          ---------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued ........................................................              --                 --
  Common shares, without par value, authorized 50,000, issued 9,496 at
   May 31, 2000 and 9,707 at November 30, 1999 .........................            1,977              2,021
  Paid-in surplus ......................................................           69,291             72,850
  Accumulated deficit ..................................................          (15,629)           (24,804)
                                                                                ----------          ---------
                                                                                   55,639             50,067
  Cumulative other comprehensive income -
    foreign currency translation adjustment ............................           (1,632)            (1,366)
                                                                                ----------          ---------
     Total shareholders' equity ........................................           54,007             48,701
                                                                                ----------          ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................        $ 491,712           $ 491,624
                                                                                ==========          =========


        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                          FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                              ENDED MAY 31,                       ENDED MAY 31,
                                                        ------------------------           -------------------------
                                                            2000          1999                 2000           1999
                                                        -----------   ----------           ----------     ----------
NET SALES ...........................................   $   79,636    $   83,441           $  142,007     $  146,169
                                                        -----------   ----------           ----------     ----------
COSTS AND EXPENSES:
  Cost of sales .....................................       21,455        21,794               38,137         38,674
  Advertising and promotion .........................       30,757        33,315               54,339         58,053
  Selling, general and administrative ...............        8,255         7,984               15,658         14,684
                                                        -----------   ----------           ----------     ----------
    Total costs and expenses ........................       60,467        63,093              108,134        111,411
                                                        -----------   ----------           ----------     ----------
INCOME FROM OPERATIONS ..............................       19,169        20,348               33,873         34,758
                                                        -----------   ----------           ----------     ----------
OTHER INCOME (EXPENSE):
  Interest expense ..................................       (9,216)       (9,373)             (18,190)       (18,179)
  Investment and other income, net ..................           53           113                  127            244
                                                        -----------   ----------           ----------     ----------
    Total other income (expense) ....................       (9,163)       (9,260)             (18,063)       (17,935)
                                                        -----------   ----------           ----------     ----------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE ..............................       10,006        11,088               15,810         16,823

PROVISION FOR INCOME TAXES ..........................        3,787         4,167                5,983          6,325
                                                        -----------   ----------           ----------     ----------
INCOME BEFORE EXTRAORDINARY LOSS AND
  CHANGE IN ACCOUNTING PRINCIPLE ....................        6,219         6,921                9,827         10,498

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET .......................         (110)       (1,157)                (110)        (1,584)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET..........................           --            --                 (542)            --
                                                        -----------   ----------           ----------     ----------

NET INCOME ..........................................    $    6,109    $   5,764            $   9,175      $   8,914
                                                        ===========   ==========           ==========     ==========

COMMON SHARES:
  Weighted average number outstanding (basic) .......         9,525        9,741                9,609          9,726
                                                        ===========   ==========           ==========     ==========
  Weighted average number and dilutive potential
    number outstanding ..............................         9,594       10,112                9,732         10,105
                                                        ===========   ==========           ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss and change in
      accounting principle ..........................   $       .65    $     .71           $     1.02      $    1.08
    Extraordinary loss ..............................          (.01)        (.12)                (.01)          (.16)
    Change in accounting principle ..................            --           --                 (.06)            --
                                                        -----------   ----------           ----------     ----------
      Total basic ...................................   $       .64    $     .59           $      .95      $     .92
                                                        ===========   ==========           ==========     ==========
  Diluted:
    Income before extraordinary loss and change in
     accounting principle............................   $       .65    $     .69           $     1.01      $    1.04
    Extraordinary loss ..............................          (.01)        (.12)                (.01)          (.16)
    Change in accounting principle ..................            --           --                 (.06)            --
                                                        -----------   ----------           ----------     ----------
      Total diluted .................................   $       .64    $     .57           $      .94      $     .88
                                                        ===========   ==========           ==========     ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited and in thousands, except share and per share amounts)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         MAY 31,
                                                                               -----------------------------
                                                                               2000                     1999
                                                                             --------                 --------
OPERATING ACTIVITIES:
  Net income ............................................................  $        9,175       $        8,914
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .....................................           7,530                7,144
      Dividend receivable from Elcat, Inc. ..............................              --                 (140)
      Extraordinary loss on early extinguishment of debt, net ...........             110                1,584
      Cumulative effect of change in accounting principle, net ..........             542                   --
      Other, net ........................................................            (153)                  19
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable..............................................          (6,430)             (21,819)
        Inventories......................................................           2,689                  119
        Prepaid expenses and other current assets .......................             504                 (149)
        Accounts payable and accrued liabilities ........................          (4,023)              13,464
                                                                            -------------        ---------------
           Net cash provided by operating activities ....................           9,944                9,136
                                                                            -------------        ---------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ............................          (4,294)              (2,473)
  Additions to trademarks and other product rights ......................             (43)             (91,293)
  Proceeds from sale of investment ......................................              --                  387
  Increase in other assets, net..........................................            (494)              (1,147)
                                                                            -------------        ---------------
           Net cash used in investing activities ........................          (4,831)             (94,526)
                                                                            -------------        ---------------
FINANCING ACTIVITIES:
  Repayment of long-term debt ...........................................         (25,496)            (126,493)
  Proceeds from long-term debt ..........................................          29,000              221,781
  Proceeds from exercise of stock options and warrants ..................             210                  675
  Repurchase of common stock ............................................          (4,122)                (885)
  Change in payable to bank .............................................          (4,488)                (898)
  Debt issuance costs....................................................            (174)              (4,829)
  Cancellation of interest rate swap agreements .........................              --               (1,155)
                                                                            -------------        ---------------
           Net cash provided by (used in) financing activities ..........          (5,070)              88,196
                                                                            -------------        ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ......................................................             (26)                 (13)
                                                                            -------------        ---------------
CASH AND CASH EQUIVALENTS:
  Increase for the period ...............................................              17                2,793
  At beginning of period ................................................           2,308                2,076
                                                                            -------------        ---------------
  At end of period ......................................................   $       2,325        $       4,869
                                                                            =============        ===============

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
   Issuance of 125,500 shares of common stock at $39.84 per share to
    fund portion of Thompson Medical brands' acquisition ................   $         --         $       5,000
   Additions to trademarks and other product rights by assumption of
    certain liabilities .................................................   $        266         $         500

CASH PAYMENTS FOR:
    Interest ............................................................   $     16,995         $      17,170
    Taxes ...............................................................   $      6,035         $       3,981


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

3.   Inventories consisted of the following at May 31, 2000 and November 30,
     1999:

                                                           2000               1999
                                                        -----------       -----------
          Raw materials and work in process             $     11,124      $     12,542
          Finished goods .........................            15,919            17,190
          Excess of current cost over LIFO
            values ...............................            (1,914)           (1,914)
                                                        --------------    --------------
             Total inventories ...................      $     25,129      $     27,818
                                                        ==============    ==============

4. Accrued liabilities consisted of the following at May 31, 2000 and November 30, 1999:

                                                           2000               1999
                                                        -----------       -----------
          Income and other taxes .................      $    1,634       $    2,859
          Salaries, wages and commissions ........             918            2,098
          Advertising and promotion ..............          20,524           15,880
          Interest................................           6,484            6,326
          Product acquisitions and
            divestitures .........................           3,041            2,999
          Pension benefits........................           1,215              781
          Royalties...............................             124               56
          Other ..................................           1,474            1,148
                                                        -----------       ----------
            Total accrued liabilities.............       $  35,414        $  32,147
                                                         ==========       ==========

5. Comprehensive income consisted of the following components for the three and six months ended May 31, 2000 and 1999, respectively:

                                                     FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                         ENDED MAY 31,                 ENDED MAY 31,
                                                    ---------------------------    -------------------------
                                                        2000           1999           2000           1999
                                                    -----------    -----------    -----------    ----------
       Net income ................................. $    6,109     $    5,764     $    9,175    $    8,914
       Other - foreign currency
          translation adjustment ..................       (232)           (52)          (266)         (123)
                                                   ------------   ------------   ------------  ------------
              Total ............................... $    5,877     $    5,712     $    8,909    $    8,791
                                                   ============   ============   ============  ===========


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

7. In the second quarter of fiscal 2000 the Company retired $2,400 face amount of its 12.75% Notes, which resulted in the recognition of an extraordinary loss of $110, net of income taxes, or $.01 per share, on the early extinguishment of debt. This loss related to the write off of debt issuance costs and the premium paid on the retirement of these notes.

8. In fiscal 1999 the Company's board of directors authorized repurchases of the Company's common stock not to exceed $10,000. Under this authorization, 172,500 shares at a cost of $3,912 were reacquired in 1999 and 235,000 shares at a cost of $4,122 were repurchased in the first half of fiscal 2000. The repurchased shares were retired and returned to unissued. In April 2000, the Company's board of directors authorized repurchases of up to an additional $10,000 of the Company's common stock. The amount of shares that can be repurchased for the remainder of fiscal 2000 are limited by the Company's bank agreements. As of May 31, 2000, $5,878 was available for share repurchases under the terms of the Company's bank agreement.

9. On January 26, 2000, the Company's board of directors adopted a new Shareholder Rights Plan. Under the plan, Rights were constructively distributed as a dividend at the rate of one Right for each share of common stock, without par value, of the Company held by shareholders of record as the close of business on February 11, 2000. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per Right, subject to adjustment. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock. The Rights will expire on February 11, 2010.

10. As previously disclosed in "Item 1. Business-Governmental Regulation" of the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"), in 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association ("CHPA") initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the study suggest that PPA increases the risk of hemorrhagic stroke. The FDA has indicated that no immediate action is required at this time and that it will likely convene an advisory panel to discuss the results in the future. The CHPA has questioned the execution of the study and disagreed with its conclusions.

     Because of the FDA's position that no immediate action is required and the issues raised by the CHPA concerning the execution of the study and its conclusions, the Company does not plan any immediate change to its formulation of DEXATRIM or in manufacturing and selling DEXATRIM in its current form. There continues to be the possibility that DEXATRIM will have to be reformulated or discontinued due to FDA requirements or adverse consumer perception. As a result, the DEXATRIM business would suffer, which would adversely affect the Company's business. The Company has launched a complementary product, DEXATRIM Natural, an all-natural diet aid that does not include PPA.

     The Company has been named as a defendant in a lawsuit brought by the Center for Environment Health (CEH) contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. On December 30, 1999, Chattem was sent a notice of intent to sue letter from CEH alleging that Chattem had violated Proposition 65 because zinc oxide allegedly also contains cadmium. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Professions Code Section 1700, ET SEQ. Violations of either Proposition 65 or Business & Profession Code Section 1700, ET SEQ., render a defendant liable for civil penalties of up to $2.5 per day per violation.

     The Company has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999. JOHNSON ET AL. V BRISTOL-MYERS SQUIBB CO., et al., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that Chattem violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 ET. SEQ., and 17500 ET SEQ. and the Civil Code Section 1750 ET SEQ. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues, and damages.

     The Company intends to vigorously defend these claims. These actions have only recently been filed, however, and it is not possible at this time to determine the outcome of these matters or the effect of their resolution on the Company's financial position or operating results. Management believes that the Company's defenses have merit; however, there can be no assurance that the Company will be successful in its defense or that these lawsuits will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

11. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products and lower levels of promotional campaigns during this quarter. As a result of the Company's acquisitions of BAN and products from Thompson Medical Company in March and December 1998, respectively, seasonality has not been as pronounced as in years past; however, net sales and gross profit during the first fiscal quarter continue to trail the other fiscal quarters.

12. The Company operates in two primary segments that are based on the different types of products offered. The OTC health care segment includes medicated skin care products, topical analgesics, internal analgesics, lip care, appetite suppressant and dietary supplement products. The toiletries and skin care segment includes antiperspirants and deodorants, facial cleaners and masques and seasonal products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 1999. Certain assets, including the majority of property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments.

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



                                                                            Product Classifications
                                                          --------------------------------------------------------
                                                                               OTC         Toiletries
                                                                              Health          and            Not
                                                               Total           Care         Skincare      Classified
                                                           -------------    ------------  -------------  ------------

    For the three months ended May 31, 2000:
       Net sales..................................         $    79,636      $    46,855     $    32,074      $      707
       Variable contribution margin...............              30,871           20,587          10,015             269
       Depreciation and amortization..............               3,788            1,317           1,218           1,253
       Identifiable assets/total assets (at
         May 31, 2000)............................             491,712          194,472         190,384         106,856

    For the three months ended May 31, 1999:
       Net sales..................................         $    83,441      $    46,800     $    36,403      $      238
       Variable contribution margin...............              31,201           18,659          13,511            (969)
       Depreciation and amortization..............               3,656            1,321           1,238           1,097
       Identifiable assets/total assets (at
         May 31, 1999)............................             490,901          195,491         193,343         102,067

    For the six months ended May 31, 2000:
       Net sales..................................         $   142,007      $    85,349     $    56,394      $      264
       Variable contribution margin...............              55,901           37,455          18,371              75
       Depreciation and amortization..............               7,530            2,641           2,436           2,453
       Identifiable assets/total assets (at
         May 31, 2000)............................             491,712          194,472         190,384         106,856

    For the six months ended May 31, 1999:
       Net sales..................................         $   146,169      $    83,072     $    62,576      $      521
       Variable contribution margin...............              56,897           33,395          24,579          (1,077)
       Depreciation and amortization..............               7,144            2,443           2,474           2,227
       Identifiable assets/total assets (at
         May 31, 1999)............................             490,901          195,491         193,343         102,067

The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary loss and change in accounting principle is as follows for the three and six months ended May 31, 2000 and 1999, respectively:

                                                                     For the Three Months             For the Six Months
                                                                        Ended May 31,                   Ended  May 31,
                                                                  --------------------------      --------------------
                                                                       2000          1999            2000           1999
                                                                  ------------  ------------      ----------   -----------
Variable contribution margin....................................   $   30,871    $   31,201      $   55,901     $   56,897
Less divisional and corporate overhead not allocated to
  product groups................................................       11,702        10,853          22,028         22,139
                                                                    ----------    ----------      ----------     ---------
Income from operations..........................................       19,169        20,348          33,873         34,758
                                                                    ----------    ----------      ----------     ---------
Other income (expense):
  Interest expense..............................................       (9,216)       (9,373)        (18,190)       (18,179)
  Investment and other income, net..............................           53           113             127            244
                                                                 -------------  -------------  -------------  ------------
   Total other income (expense).................................       (9,163)       (9,260)        (18,063)       (17,935)
                                                                   -----------   -----------     -----------    -----------
Income before income taxes, extraordinary loss and
   change in accounting principle................................ $    10,006   $    11,088      $   15,810     $   16,823
                                                                  ============  ============     ===========    ==========


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

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                  MAY 31, 2000
                          (Unaudited and in thousands)

                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL         COMPANIES            DR. (CR.)      CONSOLIDATED
                                               -------------  --------------   ----------------    ---------------   --------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents...............     $        13    $         14      $        2,298     $           --    $        2,325
  Accounts receivable, less allowance for
    doubtful accounts of $850.............          56,857              --               4,605                 --            61,462
  Deferred income taxes...................           6,951              --                  --                 --             6,951
  Inventories.............................          22,811              --               2,318                 --            25,129
  Prepaid expenses and other current
   assets.................................             522              --                 696                 --             1,218
                                              -------------    -------------      --------------      ------------     -------------
    Total current assets..................          87,154              14               9,917                 --            97,085
                                              -------------    -------------      --------------      ------------     -------------
PROPERTY, PLANT AND EQUIPMENT, NET........          28,587              --                 319                 --            28,906
                                              -------------    -------------      --------------      ------------     -------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net...................           5,405         346,171                  --                 --           351,576
  Debt issuance costs, net................          10,778              --                  --                 --            10,778
  Investment in subsidiaries..............           9,930              --                  --             (9,930)               --
  Other...................................           3,367              --                  --                 --             3,367
                                              -------------    -------------      --------------      ------------     -------------
    Total other noncurrent assets.........          29,480         346,171                  --             (9,930)          365,721
                                              -------------    -------------      --------------      ------------     -------------
      TOTAL ASSETS........................    $    145,221     $   346,185        $     10,236       $     (9,930)     $    491,712
                                              =============    =============      ==============      ============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt.....   $    12,750      $        --        $         --       $         --      $     12,750
  Accounts payable.........................        10,260               --                 625                 --            10,885
  Payable to bank..........................           417               --                  --                 --               417
  Accrued liabilities......................        34,714               --                 700                 --            35,414
                                              -------------    -------------      --------------      ------------     -------------
    Total current liabilities..............        58,141               --               1,325                 --            59,466
                                              -------------    -------------      --------------      ------------     -------------
LONG-TERM DEBT, less current maturities....       360,864               --                  --                 --           360,864
                                              -------------    -------------      --------------      ------------     -------------
DEFERRED INCOME TAXES......................         2,776           12,550                  --                 --            15,326
                                              -------------    -------------      --------------      ------------     -------------
OTHER NONCURRENT LIABILITIES...............         2,049               --                  --                 --             2,049
                                              -------------    -------------      --------------      ------------     -------------
INTERCOMPANY ACCOUNTS......................      (332,507)         332,936                (429)                --                --
                                              -------------    -------------      --------------      ------------     -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par  value,
    authorized 1,000, none issued..........            --               --                  --                 --                --
  Common shares, without par value,
    authorized 50,000, issued 9,496........         1,977                2               9,928              9,930             1,977
  Paid-in surplus..........................        69,291               --                  --                 --            69,291
  Accumulated deficit......................       (16,896)             697                 570                 --           (15,629)
                                              -------------    -------------      --------------      ------------     -------------
    Total..................................        54,372              699              10,498              9,930            55,639
  Cumulative other comprehensive income -
   Foreign currency translation
    adjustment.............................          (474)              --              (1,158)                --            (1,632)
                                              -------------    -------------      --------------      ------------     -------------
    Total shareholders' equity.............        53,898              699               9,340              9,930            54,007
                                              -------------    -------------      --------------      ------------     -------------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY..............   $   145,221      $   346,185        $     10,236        $     9,930      $    491,712
                                              =============    =============      ==============      ============     =============

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                NOVEMBER 30, 1999
                          (Unaudited and in thousands)

                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL         COMPANIES            DR. (CR.)      CONSOLIDATED
                                               -------------  --------------   ----------------    ---------------   --------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents.................  $         550    $          16      $       1,742      $         --      $     2,308
  Accounts receivable, less allowance for
    doubtful accounts of $900...............         50,541              --               4,491                --           55,032
  Deferred income taxes.....................          6,951              --                  --                --            6,951
  Inventories...............................         25,519              --               2,299                --           27,818
  Prepaid expenses and other current
   assets...................................            739              --                 190                --              929
                                              -------------    -------------      --------------      ------------     -------------
    Total current assets....................         84,300              16               8,722                --           93,038
                                              -------------    -------------      --------------      ------------     -------------
PROPERTY, PLANT AND EQUIPMENT, NET..........         25,399              --                353                --            25,752
                                              -------------    -------------      --------------      ------------     -------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net......................         5,533         350,762                  --                --           356,295
  Debt issuance costs, net...................        11,469              --                  --                --            11,469
  Investment in subsidiaries.................         9,930              --                  --            (9,930)              --
  Other......................................         4,709              --                 361                --             5,070
                                              -------------    -------------      --------------      ------------     -------------
    Total other noncurrent assets............        31,641         350,762                 361            (9,930)          372,834
                                              -------------    -------------      --------------      ------------     -------------
      TOTAL ASSETS........................... $     141,340    $    350,778        $      9,436      $     (9,930)     $    491,624
                                              =============    =============      ==============      ============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt........ $     11,000    $          --      $           --     $          --     $     11,000
  Accounts payable............................       18,053               --                 520                --           18,573
  Payable to bank.............................        4,905               --                  --                --            4,905
  Accrued liabilities.........................       30,630               --               1,517                --           32,147
                                              -------------    -------------      --------------      ------------     -------------
    Total current liabilities.................       64,588               --               2,037                --           66,625
                                              -------------    -------------      --------------      ------------     -------------
LONG-TERM DEBT, less current maturities.......      358,950               --                  --                --          358,950
                                              -------------    -------------      --------------      ------------     -------------
DEFERRED INCOME TAXES.........................        2,776           12,550                  --                --           15,326
                                              -------------    -------------      --------------      ------------     -------------
OTHER NONCURRENT LIABILITIES..................        2,022               --                  --                --            2,022
                                              -------------    -------------      --------------      ------------     -------------
INTERCOMPANY ACCOUNTS.........................     (334,574)         336,612              (2,038)               --               --
                                              -------------    -------------      --------------      ------------     -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par  value,
    authorized 1,000, none issued.............           --              --                   --                --               --
  Common shares, without par value,
    authorized 50,000, issued 9,707...........        2,021               2                9,928             9,930            2,021
  Paid-in surplus.............................       72,850              --                   --                --           72,850
  Accumulated deficit.........................      (26,819)          1,614                  401                --          (24,804)
                                              -------------    -------------      --------------      ------------     -------------
    Total.....................................       48,052           1,616               10,329             9,930           50,067
  Cumulative other comprehensive income -
   Foreign currency translation
   adjustment.................................         (474)              --                (892)               --           (1,366)
                                              -------------    -------------      --------------      ------------     -------------
    Total shareholders' equity................       47,578            1,616               9,437             9,930           48,701
                                              -------------    -------------      --------------      ------------     -------------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY.......          $     141,340    $     350,778      $        9,436      $      9,930     $    491,624
                                              =============    =============      ==============      ============     =============

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                      FOR THE SIX MONTHS ENDED MAY 31, 2000
                          (Unaudited and in thousands)

                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL         COMPANIES            DR. (CR.)      CONSOLIDATED
                                               -------------  --------------   ----------------    ---------------   --------------

NET SALES.................................    $     134,079   $           --      $        7,928      $         --     $    142,007
                                              -------------    -------------      --------------      ------------     -------------
COSTS AND EXPENSES:
  Cost of sales...........................           35,402               --               2,735                --           38,137
  Advertising and promotion...............           46,376            4,857               3,106                --           54,339
  Selling, general and administrative.....           14,223                5               1,430                --           15,658
                                              -------------    -------------      --------------      ------------     -------------
    Total costs and expenses..............           96,001            4,862               7,271                --          108,134
                                              -------------    -------------      --------------      ------------     -------------
INCOME FROM OPERATIONS....................           38,078           (4,862)                657                --           33,873
                                              -------------    -------------      --------------      ------------     -------------
OTHER INCOME (EXPENSE):
  Interest expense.........................         (18,190)              --                  --                --          (18,190)
  Investment and other income..............             111                1                  15                --              127
  Royalties................................          (6,377)           6,502                (125)               --               --
  Corporate allocations....................              16               --                 (16)               --               --
                                              -------------    -------------      --------------      ------------     -------------
     Total other income (expense)..........         (24,440)           6,503                (126)               --          (18,063)
                                              -------------    -------------      --------------      ------------     -------------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE.....................          13,638            1,641                 531                --           15,810

PROVISION FOR INCOME TAXES.................           5,104              558                 321                --            5,983
                                              -------------    -------------      --------------      ------------     -------------
INCOME BEFORE EXTRAORDINARY
  LOSS AND CHANGE IN ACCOUNTING
  PRINCIPLE................................           8,534            1,083                 210                --            9,827

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET..............            (110)              --                  --                 --            (110)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET................            (542)              --                  --                --             (542)
                                              -------------    -------------      --------------      ------------     -------------

NET INCOME.................................   $       7,882    $       1,083      $          210      $         --     $      9,175
                                              =============    =============      ==============      ============     =============

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                      FOR THE SIX MONTHS ENDED MAY 31, 1999
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL          COMPANIES            DR. (CR.)     CONSOLIDATED
                                               -------------  --------------    ----------------     ---------------  ------------
NET SALES................................     $     139,417    $          --      $        6,752      $         --     $   146,169
                                              -------------    -------------      --------------      ------------     -----------
COSTS AND EXPENSES:
  Cost of sales..........................            36,343               --               2,331                --          38,674
  Advertising and promotion..............            51,182            4,644               2,227                --          58,053
  Selling, general and administrative....            13,161               --               1,523                --          14,684
                                              -------------    -------------      --------------      ------------     -----------
    Total costs and expenses.............           100,686            4,644               6,081                --         111,411
                                              -------------    -------------      --------------      ------------     -----------
INCOME FROM OPERATIONS...................            38,731           (4,644)                671                --          34,758
                                              -------------    -------------      --------------      ------------     -----------
OTHER INCOME (EXPENSE):
  Interest expense.......................           (18,179)              --                  --                --         (18,179)
  Investment and other income............               210               (7)                 41                --             244
  Royalties..............................            (6,688)           6,802                (114)               --              --
  Premium revenue........................               (19)              --                  19                --              --
  Corporate allocations..................                18               --                 (18)               --              --
                                              -------------    -------------      --------------      ------------     -----------
     Total other income (expense)........           (24,658)           6,795                 (72)               --         (17,935)
                                              -------------    -------------      --------------      ------------     -----------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS.....................            14,073            2,151                 599                --          16,823

PROVISION FOR INCOME TAXES...............             5,321              731                 273                --           6,325
                                              -------------    -------------      --------------      ------------     -----------
INCOME BEFORE EXTRAORDINARY
  LOSS...................................             8,752            1,420                 326                --          10,498

EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET............            (1,584)              --                  --                --          (1,584)
                                              -------------    -------------      --------------      ------------     -----------

NET INCOME...............................     $       7,168    $       1,420      $          326      $         --     $     8,914
                                              =============    =============      ==============      ============     ===========

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 31, 2000
                          (Unaudited and in thousands)

                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL         COMPANIES            DR. (CR.)      CONSOLIDATED
                                               -------------  --------------   ----------------    ---------------   -------------
OPERATING ACTIVITIES:
  Net income................................  $       7,882    $       1,083      $          210      $         --     $     9,175
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization............          2,625            4,857                  48               --            7,530
   Extraordinary loss on early
    extinguishment of debt, net.............            110               --                  --               --              110
   Cumulative effect of change in
     accounting principle, net..............            542               --                  --               --              542
   Income tax provision.....................           (558)             558                  --               --               --
   Other net................................           (153)              --                  --               --             (153)
   Changes in operating assets and
     liabilities, net of acquisitions:
      Accounts receivable...................         (6,168)              --                (262)             --            (6,430)
      Inventories...........................          2,774               --                 (85)             --             2,689
      Prepaid and other current assets......            674               --                (170)             --               504
      Accounts payable and accrued
       liabilities..........................         (3,785)               --               (238)              --           (4,023)
                                              -------------    -------------      --------------      ------------     -----------
      Net cash provided by (used in)
       operating activities.................          3,943            6,498                (497)              --            9,944
                                              -------------    -------------      --------------      ------------     -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment................................         (4,267)              --                 (27)               --          (4,294)
  Purchase of trademarks and other related
   assets...................................            (43)              --                  --                --             (43)
  Increase in other assets, net.............           (494)              --                  --                --            (494)
                                              -------------    -------------      --------------      ------------     -----------
      Net cash used in investing
       activities..........................         (4,804)              --                 (27)               --           (4,831)
                                              -------------    -------------      --------------      ------------     -----------
FINANCING ACTIVITIES:
  Payments on long- term debt...............        (25,496)              --                  --                --         (25,496)
  Proceeds from long-term debt..............         29,000               --                  --                --          29,000
  Proceeds from exercise of stock options
   and warrants.............................            210               --                  --                --             210
  Debt issuance costs.......................           (174)              --                  --                --            (174)
  Change in payable to bank.................         (4,488)              --                  --                --          (4,488)
  Changes in intercompany accounts..........          3,382           (4,500)              1,118                --              --
  Dividends paid............................          2,000           (2,000)                 --                --              --
  Repurchases of common stock...............         (4,122)              --                  --                --          (4,122)
                                              -------------    -------------      --------------      ------------     -----------
      Net cash provided by (used in)
       financing activities.................            312           (6,500)              1,118                --          (5,070)
                                              -------------    -------------      --------------      ------------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS.......................             12               --                 (38)               --             (26)
                                              -------------    -------------      --------------      ------------     -----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period........           (537)              (2)                556                --              17
  At beginning of period....................            550               16               1,742                --           2,308
                                              -------------    -------------      --------------      ------------     -----------
  At end of period..........................  $          13    $          14      $        2,298      $         --     $     2,325
                                              =============    =============      ==============      ============     ===========

                                                                                                                            Note 13

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 31, 1999
                          (Unaudited and in thousands)

                                                                                NON-GUARANTOR
                                                                                  SUBSIDIARY         ELIMINATIONS
                                                  CHATTEM          SIGNAL         COMPANIES            DR. (CR.)      CONSOLIDATED
                                               -------------  --------------   ----------------    ---------------   --------------

OPERATING ACTIVITIES:
  Net income...............................   $       7,168    $       1,420      $          326      $        --     $      8,914
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization...........           2,432            4,644                  68               --            7,144
   Extraordinary loss on early
    extinguishment of debt, net............           1,584               --                  --               --            1,584
   Dividend receivable from Elcat, Inc. ...            (140)              --                  --               --             (140)
   Income tax provision....................            (731)             731                  --               --               --
   Other net...............................              11                8                  --               --               19
   Changes in operating assets and
    liabilities, net of acquisitions:
      Accounts receivable..................         (22,161)              --                 342               --          (21,819)
      Inventories..........................            (346)              --                 465               --              119
      Prepaid and other current assets....               56               --                (205)              --             (149)
      Accounts payable and accrued
       liabilities........................           13,166               --                 298               --           13,464
                                              -------------    -------------      --------------      ------------     -----------
        Net cash provided by operating
         activities.......................            1,039            6,803               1,294               --            9,136
                                              -------------    -------------      --------------      ------------     -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment..............................           (2,460)              --                 (13)              --           (2,473)
  Purchase of trademarks and other related
   assets.................................          (91,293)              --                  --               --          (91,293)
  Proceeds from sale of investment.........              --              387                  --               --              387
  Other assets.............................          (1,147)              --                  --               --           (1,147)
                                              -------------    -------------      --------------      ------------     -----------
        Net cash  provided by (used in)
         investing activities..............         (94,900)             387                 (13)              --          (94,526)
                                              -------------    -------------      --------------      ------------     -----------
FINANCING ACTIVITIES:
  Payments on long- term debt..............        (126,493)              --                  --               --         (126,493)
  Proceeds from long-term debt.............         221,781               --                  --               --          221,781
  Proceeds from exercise of stock options
    and warrants...........................             675               --                  --               --              675
  Debt issuance costs......................          (4,829)              --                  --               --           (4,829)
  Increase in payable to bank..............            (898)              --                  --               --             (898)
  Repurchase of common stock...............            (885)              --                  --               --             (885)
  Cancellation of interest rate swap                 (1,155)              --                  --               --           (1,155)
   agreements..............................
  Dividends paid...........................           2,000           (2,000)                 --               --               --
  Changes in intercompany accounts.........           7,040           (5,182)             (1,858)              --               --
                                              -------------    -------------      --------------      ------------     -----------
        Net cash  provided by (used in)
         financing activities..............          97,236           (7,182)             (1,858)              --           88,196
                                              -------------    -------------      --------------      ------------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS...............             (32)              --                  19               --              (13)
                                              -------------    -------------      --------------      ------------     -----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period.......           3,343                8                (558)              --            2,793
  At beginning of period...................             (95)              11               2,160               --            2,076
                                              -------------    -------------      --------------      ------------     -----------
  At end of period.........................   $       3,248    $          19      $        1,602      $        --     $      4,869
                                              =============    =============      ==============      ============     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

For the three months ended May 31, 2000, the Company experienced a $3,805, or 4.6%, decrease in net sales to $79,636 from $83,441 in the second quarter of fiscal 1999. Operating income during the period declined $1,179, or 5.8%, to $19,169 from $20,348. Income before extraordinary loss and change in accounting principle of $6,219, or $.65 per share, was recorded during the period compared to $6,921, or $.69 per diluted share, during the same period last year.

For the first half of fiscal 2000, net sales decreased $4,162, or 2.8%, to $142,007 from $146,169 for the comparable period last year. Income from operations declined $885, or 2.5%, for the period, to $33,873 as compared to $34,758 for the same period of fiscal 1999. Income before extraordinary loss and change in accounting principle decreased $671, or 6.4%, to $9,827 from $10,498 in the related fiscal 1999 period.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings is used to supplement operating income as an indicator of operating performance and not as an alternative to measurements defined and required by generally accepted accounting principles. Cash earnings for the six months ended May 31, 2000 were $13,146, or $1.35 per share, as compared to $13,860, or $1.37 per share, for the comparable 1999 period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $40,352, or 28.4% of net sales, in the first half of fiscal 2000 compared to $41,064, or 28.1% of net sales, in the same 1999 period.

During the second quarter and first half of fiscal 2000, the Company enjoyed strong sales performances from its topical analgesic franchise, HERPECIN-L and MUDD brands and its international division. These results were offset by continued sales weakness from the Company's SUNSOURCE line and sales declines of BAN due to increased competition.

In the second quarter of fiscal 2000, the Company recognized an extraordinary loss of $110, net of income taxes, or $.01 per share, on the early extinguishment of debt. This loss related to the write-off of debt issuance costs and premium paid on the retirement of $2,400 face amount of the Company's 12.75% Notes.

The Company recorded a charge of $542, net of income taxes, or $.06 per share, representing the cumulative effect of a change in an accounting principle in the first quarter of fiscal 2000. This charge represents costs of start-up activities required to be expensed upon the initial adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities".

The Company repurchased 235,000 shares of its common stock in the first half of fiscal 2000 for $4,122. The repurchased shares were retired and returned to unissued.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. The Company introduced DEXATRIM Natural in the first quarter of fiscal 2000 and BAN Naturals in the second quarter as line extensions. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands, acquire its stock or reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:


                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                              ENDED MAY 31,                        ENDED MAY 31,
                                         ------------------------           -------------------------
                                            2000          1999                 2000            1999
                                         ---------     ---------            ---------         -------
NET SALES...............................   100.0%        100.0%               100.0%           100.0%
                                          -------       -------              -------          -------
COSTS AND EXPENSES:
  Cost of sales.........................    26.9          26.1                 26.9             26.5
  Advertising and promotion.............    38.6          39.9                 38.3             39.7
  Selling, general and administrative...    10.4           9.6                 11.0             10.0
                                          -------       -------              -------          -------
    Total costs and expenses............    75.9          75.6                 76.2             76.2
                                          -------       -------              -------          -------
INCOME FROM OPERATIONS .................    24.1          24.4                 23.8             23.8
                                          -------       -------              -------          -------
OTHER INCOME (EXPENSE):
  Interest expense......................   (11.6)        (11.2)               (12.8)           (12.4)
  Investment and other income...........      .1            .1                   .1               .1
                                          -------       -------              -------          -------
     Total other income (expense).......   (11.5)        (11.1)               (12.7)           (12.3)
                                          -------       -------              -------          -------
INCOME BEFORE INCOME TAXES .............    12.6          13.3                 11.1             11.5

PROVISION FOR INCOME TAXES .............     4.8           5.0                  4.2              4.3
                                          -------       -------              -------          -------

NET INCOME BEFORE EXTRAORDINARY
  LOSS AND CHANGE IN ACCOUNTING
  PRINCIPLE.............................     7.8%          8.3%                 6.9%             7.2%
                                          =======       =======              =======          =======

COMPARISON OF THREE MONTHS ENDED MAY 31, 2000 AND 1999

Net sales for the three months ended May 31, 2000 decreased $3,805, or 4.6%, to $79,636 from $83,441 for the same period last year. Domestic consumer products sales declined $4,173, or 5.4%, to $73,622 from $77,795 for last years's comparable period. Net sales of international consumer products increased $368, or 6.5%, from $5,646 in the 1999 period to $6,014 in the current period.

For the three months ended May 31, 2000 sales of OTC health care products increased $55, or .1%, to $46,855 from $46,800 in the same period last year, while sales of toiletries and skin care brands decreased $4,329, or 11.9%, from $36,403 in the comparable fiscal 1999 period to $32,074 in the current period. Other sales increased $469, or 197.1%, to $707 in the second quarter of fiscal 2000 from $238 in the same period of fiscal 1999.

In the domestic OTC health care product segment in the 2000 period sales increases were recognized for all of the principal topical analgesic products, most notably FLEXALL and ICY HOT, and HERPECIN-L. Declines in sales were recorded for the SUNSOURCE products, as a result of continuing weakness of the dietary supplements' market, PAMPRIN, PREMSYN PMS and, to a lesser extent, GOLD BOND. In the current period all of the domestic toiletries and skin care brands experienced increased sales, except BULLFROG and BAN. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of the principal topical analgesics products was attributed principally to increased marketing support, especially for the Thompson Medical brands, and in the case of FLEXALL the introduction of the QUIK GEL line extension in the third quarter of fiscal 1999. HERPECIN-L sales were affected by increased and more effective marketing support. For the skin care products, except for BULLFROG, sales increases were largely due to increased advertising. PHISODERM sales have continued to benefit from the introduction of the 4-Way Daily Acne Cleanser line extension in the first quarter of 1999 and increased advertising and promotion expenditures.

BAN and GOLD BOND sales declined primarily as a result of reduced marketing support and increased competition--BAN, from the introduction of a new, heavily promoted antiperspirant and deodorant product in the first half of fiscal 2000 and GOLD BOND, principally from the continuing introduction of new competitive private label brands. BULLFROG sales were affected principally by the loss of a major customer in the first half of fiscal 2000, while PAMPRIN and PREMSYN PMS sales were largely influenced by reduced advertising and promotion expenditures. Sales of the remaining brands were relatively flat or showed modest declines in the current period.

International sales for the second quarter of fiscal 2000 increased $445, or 23.1%, for the Canadian operation but declined $213, or 8.2%, for the United Kingdom business. The increase in Canadian sales was primarily associated with GOLD BOND Medicated Body Lotion of the OTC health care product segment, while the United Kingdom sales decline, all in the skin care category, reflected increased competition and the maturity of the limited number of products offered. U.S. export sales increased $136, or 12.1%, for the 2000 period as compared to the same period in fiscal 1999, with the principal increases being associated with ICY HOT, GOLD BOND and DEXATRIM, all of the OTC health care product segment. Sales variances were largely the result of changes in the volume of unit sales of the particular brand.

Cost of goods sold as a percentage of net sales was 26.9% for the current period compared to 26.1% for the same period last year. This unfavorable comparison represented start-up costs associated with the Company's additional manufacturing facility, which commenced operations in the current period, and changes in product mix.

Advertising and promotion expenses decreased $2,558, or 7.7%, and were 38.6% of net sales compared to 39.9% in the corresponding 1999 period. Increases in the 2000 period were related to the Thompson Medical topical analgesic products and to all of the skin care brands. Declines were recorded for the GOLD BOND, BAN and SUNSOURCE product lines.

The increase of $271, or 3.4%, in selling, general and administrative expenses in the 2000 period was largely associated with corporate service department, research and development and foreign exchange expenses. The selling, general and administrative expenses were 10.4% of net sales in the current period as compared to 9.6% in the same period of last fiscal year.

Interest expense decreased $157, or 1.7%, in the 2000 period, reflecting primarily lower interest-bearing debt outstanding.

Investment and other income decreased $60, or 53.1%, largely due to the absence of dividends from the Company's previous investment in Elcat, Inc., which was liquidated in November 1999. The proceeds were used to reduce bank debt.

In the second quarter of fiscal 2000, the Company recognized an extraordinary loss of $110, net of income taxes, on the early extinguishment of debt. This loss related to the write-off of debt issuance costs and premium paid on the retirement of $2,400 face amount of the Company's 12.75% Notes. A similar loss of $1,157, net of income taxes, was also recorded in the same period of fiscal 1999.

Income before extraordinary loss in the current period was $702, or 10.1%, less than that recognized in the same period of last year. This decline was largely the result of reduced sales.

COMPARISON OF SIX MONTHS ENDED MAY 31, 2000 AND 1999

Net sales for the six months ended May 31, 2000 decreased $4,162, or 2.8%, to $142,007 from $146,169 for the same period last year. Domestic consumer products sales declined $5,629, or 4.1%, to $131,709 from $137,338 for last year's comparable period. Net sales of international consumer products increased $1,467, or 16.6%, from $8,831 in the 1999 period to $10,298 in the current period.

For the first half of fiscal 2000, sales of the OTC health care products increased $2,277, or 2.7%, to $85,349 from $83,072 in the same period last year, while sales of toiletries and skin care brands decreased $6,182, or 9.9%, from $62,576 in the comparable fiscal 1999 period to $56,394 in the current period. Other sales declined $257, or 49.3%, to $264 in the six months ended May 31, 2000 from $521 in the same period of fiscal 1999.

In the domestic OTC health care product segment in the 2000 period sales increases were recognized for all of topical analgesic products, most notably FLEXALL and ICY HOT, HERPECIN-L and DEXATRIM. Declines in sales were recorded for the SUNSOURCE brands, as a result of continuing weakness of the dietary supplements' market, PAMPRIN, PREMSYN PMS and, to a lesser extent, GOLD BOND. In the current period sales increases were realized for MUDD and PHISODERM of the domestic toiletries and skin care product category, while sales decreased for BAN, SUN-IN and BULLFROG. Sales variances were largely the result of changes in the volume of unit sales of the particular brand.

The increase in sales of the topical analgesic products was attributed principally to increased marketing support, especially for the Thompson Medical brands, and in the case of FLEXALL the introduction of the QUIK GEL line extension in the third quarter of fiscal 1999. MUDD and PHISODERM sales benefited from line extension introductions in fiscal 1999 (MUDD Self-Heating Skin Cleanser and PHISODERM 4-Way Daily Acne Cleanser) and increased marketing support, while HERPECIN-L sales were affected by increased and more effective advertising and promotion expenditures. The DEXATRIM sales increase largely represented the introduction of DEXATRIM Natural in the first quarter of fiscal 2000.

BAN and GOLD BOND sales declined primarily as a result of reduced marketing support and increased competition--BAN, from the introduction of a new, heavily promoted antiperspirant and deodorant product in the first half of fiscal 2000 and GOLD BOND, principally from the continuing introduction of new competitive private label brands. BULLFROG sales were affected principally by the loss of a major customer, while PAMPRIN, PREMSYN PMS and SUN-IN sales were largely influenced by reduced advertising and promotion expenditures. Sales of the remaining brands were relatively flat or showed modest declines in the current period.

International sales for the first six months of fiscal 2000 increased $863, or 28.1%, for the Canadian operation and $313, or 8.5%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the GOLD BOND product line, especially GOLD BOND Medicated Lotion, of the OTC health care product segment, while BAN of the toiletries and skin care product group constituted the principal increase in United Kingdom sales. U.S. export sales increased $291, or 14.0%, for the current period as compared to the same period last year, with the increase being largely associated with ICY HOT, GOLD BOND and DEXATRIM, all of the OTC health care product category. Sales variances were principally the result of changes in the volume of unit sales of the particular brand.

Cost of goods sold as a percentage of net sales was essentially flat at 26.9% for the current period compared to 26.5% for the same period last year. This slightly unfavorable comparison represents start-up costs associated with the Company's additional manufacturing facility, which commenced operations in the current period, and changes in product mix.

Advertising and promotion expenses decreased $3,714, or 6.4%, and were 38.3% of net sales compared to 39.7% in the corresponding 1999 period. Increases in the current period were associated with the Thompson Medical products, BULLFROG, PHISODERM, MUDD and FLEXALL. Declines were recorded for the GOLD BOND, BAN and SUNSOURCE product lines.

The increase of $974, or 6.6%, in selling, general and administrative expenses in the current period was largely associated with direct selling expenses, freight costs on shipments to customers, research and development expenditures and corporate service departments' costs. The selling, general and administrative expenses were 11.0% of net sales in the 2000 period as compared to 10.0% in the same period of last fiscal year.

Investment and other income decreased $117, or 48.0%, in the current period, primarily due to the absence of dividends from the Company's previous investment in Elcat Inc., which was liquidated in November 1999. The proceeds were used to reduce bank debt.

In the 2000 period the Company recognized an extraordinary loss of $110, net of income taxes, on the early extinguishment of debt. This loss related to the write-off of debt issuance costs and premium paid on the retirement of $2,400 face amount of the Company's 12.75% Notes. A similar loss of $1,584, net of income taxes, was also recorded in the same period of fiscal 1999.

The Company recorded a charge of $542, net of income taxes, representing the cumulative effect of a change in an accounting principle in the first quarter of fiscal 2000. This charge represents costs of start-up activities required to be expensed upon the initial adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities."

Income before extraordinary loss and change in accounting principle in the current period was $671, or 6.4%, less than that recognized in the same period of last year. This decline was largely the result of reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, its own stock repurchases, acquisitions, working capital and capital expenditures.

Cash of $9,944 and $9,136 was provided by operations for the six months ended May 31, 2000 and 1999, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in net income and depreciation and amortization and a substantial reduction in the increase in accounts receivables.

Investing activities used cash of $4,831 and $94,526 in the six months ended May 31, 2000 and 1999, respectively. The decrease of $89,695 in the current period primarily represented the absence of acquisitions comparable to that of the Thompson Medical brands in the prior year period.

Financing activities used cash of $5,070 in the six months ended May 31, 2000 compared to $88,196 of cash provided in the comparable prior year period. The decrease of $93,266 in the current period reflected principally the absence of financing required for acquisitions comparable to that necessitated by the Thompson Medical brands' purchase in the same period of last year.

The following table presents working capital data at May 31, 2000 and November 30, 1999 or for the respective years then ended:


                                                                            May 31,        November 30,
                                  ITEM                                       2000              1999
                              ------------                              ----------------   ------------
   Working capital (current assets less current liabilities) .......       $  37,619         $  26,413
   Current ratio (current assets divided by current liabilities)....            1.63              1.40
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities).....................            1.07               .86
   Average accounts receivable turnover.............................            4.91              6.51
   Average inventory turnover.......................................            3.12              3.19
   Working capital as a percentage of total assets..................            7.65%             5.37%

The change in the current and quick ratios at May 31, 2000 as compared to November 30, 1999, reflected primarily an increase in accounts receivable and reductions of accounts payable and the payable to bank. Accounts receivable turnover is adversely impacted by seasonal sales which resulted in a higher receivables balance on May 31, 2000 and 1999.

Total loans outstanding were $373,614 at May 31, 2000 compared to $369,950 at November 30, 1999, an increase of $3,664 during the first half of fiscal 2000. This increase was primarily the result of borrowings on the revolving credit facility to repurchase 235,000 shares of the Company's common stock in the current period. The principal balances outstanding at May 31, 2000 of the term loan, the revolving credit facility and total senior subordinated notes were $50,600, $16,000 and $307,014, respectively.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations. The Company intends to utilize its significant debt-free cash flow (cash flow after capital expenditures and scheduled amortization of principal of debt) to continue to repurchase the Company's common stock up to the $10,000 per fiscal year limitation under the Company's bank agreement authorization as well as to prepay debt. As of July 12, 2000, the remaining amount available to the Company in fiscal 2000 under its bank loan agreement stock repurchase authorization was $2,845. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% Notes in May 1999.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the six months ended May 31, 2000 and 1999, these subsidiaries accounted for 6% and 5% of total revenues, respectively, and 2% of total assets for each period. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $39 and $1 for the six months ended May 31, 2000 and 1999, respectively, resulted from foreign currency transactions.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written and oral forward looking statements. Written forward looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward looking statements. The Company relies on this safe harbor in making such disclosures. The forward looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under bank loan agreements and indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; product liability and insurance; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on April 19, 2000 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Louis H. Barnett, Robert E. Bosworth and Richard E. Cheney. With respect to Mr. Barnett, 8,420,762 were in favor and 85,875 abstained. With respect to Mr. Bosworth, 8,459,787 were in favor and 46,850 abstained. With respect to Mr. Cheney, 8,459,087 were in favor and 47,550 abstained. The following directors' terms of office continued after the annual meeting: Zan Guerry, Samuel E. Allen, Scott L. Probasco, Jr., Philip H. Sanford and A. Alexander Taylor II.

         The 2000 Chattem, Inc. Non-Statutory Stock Option Plan was approved by shareholders with 6,391,782 votes in favor, 488,340 opposed, 16,205 abstaining and 1,610,310 broker non-votes.

         The shareholders approved Arthur Andersen LLP as auditors for the next fiscal year with 8,493,284 votes in favor, 5,695 opposed and 7,658 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             (1) Statement regarding computation of per share earnings
                 (Exhibit 11).

             (2) Financial data schedule (Exhibit 27).

             (3) Audit Committee Charter (Exhibit 99).

         (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended May 31, 2000.

                                  CHATTEM, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CHATTEM, INC.
                                  (Registrant)

Dated: July 14, 2000             /s/ A. ALEXANDER TAYLOR II
       ----------------          -------------------------------------------
                                 A. Alexander Taylor II
                                 President and Director
                                 (Chief Operating Officer)

                                 /s/ STEPHEN M. POWELL
                                 -------------------------------------------
                                 Stephen M. Powell
                                 Corporate Controller
                                 (Chief Accounting Officer)