Form 10-Q
period 2000-08-31
CHATTEM INC
filed 2000-10-16
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000
                          COMMISSION FILE NUMBER 0-5905

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

AS OF OCTOBER 13, 2000, 9,200,446 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of  August 31, 2000 and
      November 30, 1999....................................................... 3

    Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 2000 and 1999................................... 5

    Consolidated Statements of Cash Flows for the  Nine Months Ended
      August 31, 2000 and 1999................................................ 6

    Notes to Consolidated Financial Statements................................ 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................18

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................25

  Item 6.  Exhibits and Reports on Form 8-K...................................25

SIGNATURES....................................................................26

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

EXHIBIT 27 - Financial Data Schedule

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              AUGUST 31,           NOVEMBER 30,
ASSETS                                                                           2000                  1999
------                                                                    -----------------      ----------------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..............................................  $          3,237      $          2,308
  Accounts receivable, less allowance for doubtful accounts
    of $850 at August 31, 2000 and $900 at November 30, 1999.............            53,116                55,032
  Deferred income taxes..................................................             6,951                 6,951
  Inventories............................................................            23,348                27,818
  Prepaid expenses and other current assets..............................             1,057                   929
                                                                            ---------------       ---------------
    Total current assets.................................................            87,709                93,038
                                                                            ---------------       ---------------
PROPERTY, PLANT AND EQUIPMENT, NET.......................................            29,224                25,752
                                                                            ---------------       ---------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net............           349,559               356,295
  Debt issuance costs, net...............................................            10,508                11,469
  Other .................................................................             5,070                 5,070
                                                                            ---------------       ---------------
    Total other noncurrent assets........................................           365,137               372,834
                                                                            ---------------       ---------------

      TOTAL ASSETS.......................................................   $       482,070       $       491,624
                                                                            ===============       ===============



       The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 AUGUST 31,           NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                2000                  1999
------------------------------------                                            ------------         -------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt....................................      $     13,500         $      11,000
  Accounts payable........................................................            11,408                18,573
  Payable to bank.........................................................             4,538                 4,905
  Accrued liabilities.....................................................            33,721                32,147
                                                                                ------------         -------------
    Total current liabilities.............................................            63,167                66,625
                                                                                ------------         -------------
LONG-TERM DEBT, less current maturities...................................           345,630               358,950
                                                                                ------------         -------------
DEFERRED INCOME TAXES.....................................................            15,326                15,326
                                                                                ------------         -------------
OTHER NONCURRENT LIABILITIES..............................................             1,896                 2,022
                                                                                ------------         -------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000, none issued......                --                    --
  Common shares, without par value, authorized 50,000, issued 9,255 at
   August 31, 2000 and 9,707 at November 30, 1999.........................             1,927                 2,021
  Paid-in surplus.........................................................            66,443                72,850
  Accumulated deficit.....................................................           (10,478)              (24,804)
                                                                                ------------         -------------
                                                                                      57,892                50,067
  Cumulative other comprehensive income -
    Foreign currency translation adjustment ..............................            (1,841)               (1,366)
                                                                                ------------         -------------
     Total shareholders' equity...........................................            56,051                48,701
                                                                                ------------         -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................      $    482,070          $    491,624
                                                                                ============         =============



       The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                          FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                             ENDED AUGUST 31,                   ENDED AUGUST 31,
                                                        --------------------------        ---------------------------
                                                            2000          1999                 2000           1999
                                                        ------------  ------------        ------------   ------------

NET SALES ........................................       $   73,253    $   78,661           $  215,260     $  224,830
                                                         -----------   -----------          -----------    ----------
COSTS AND EXPENSES:
  Cost of sales ..................................           19,159        21,045               57,296         59,719
  Advertising and promotion ......................           28,108        30,390               82,447         88,443
  Selling, general and administrative ............            8,539         8,401               24,197         23,085
                                                        ------------  ------------          -----------    ----------
    Total costs and expenses .....................           55,806        59,836              163,940        171,247
                                                        ------------  ------------          -----------    ----------
INCOME FROM OPERATIONS ...........................           17,447        18,825               51,320         53,583
                                                         -----------   -----------          -----------    ----------
OTHER INCOME (EXPENSE):
  Interest expense ...............................           (9,139)       (9,313)             (27,329)       (27,492)
  Investment and other income, net ...............                1           101                  128            345
                                                        ------------  ------------         ------------   -----------
    Total other income (expense) .................           (9,138)       (9,212)             (27,201)       (27,147)
                                                        ------------  ------------         ------------   -----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
 CHANGE IN ACCOUNTING PRINCIPLE ...................           8,309         9,613               24,119         26,436

PROVISION FOR INCOME TAXES ........................           3,158         3,656                9,141          9,981
                                                        ------------  ------------         ------------   -----------
INCOME BEFORE EXTRAORDINARY LOSS AND CHANGE IN
 ACCOUNTING PRINCIPLE .............................           5,151         5,957               14,978         16,455

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
 DEBT, NET ........................................              --          (533)                (110)        (2,117)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET ...................................              --            --                 (542)            --
                                                        ------------  ------------         ------------   -----------

NET INCOME ........................................     $     5,151   $     5,424          $    14,326    $    14,338
                                                        ============  ============         ============   ===========
COMMON SHARES:
  Weighted average number outstanding (basic) .....           9,310         9,774                9,508          9,742
                                                        ============  ============         ============   ===========

  Weighted average and dilutive potential number
   outstanding ....................................           9,379        10,039                9,611         10,037
                                                        ============  ============         ============   ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary loss and change in
      accounting principle ........................     $       .55   $       .61          $      1.58    $      1.69
    Extraordinary loss ............................              --          (.05)                (.01)          (.22)
    Change in accounting principle ................              --            --                 (.06)            --
                                                        ------------  ------------         ------------   -----------
      Total basic                                       $       .55   $       .56          $      1.51    $      1.47
                                                        ============  ============         ============   ===========
  Diluted:
    Income before extraordinary loss and change in
     accounting principle .........................     $       .55   $       .59          $      1.56    $      1.64
    Extraordinary loss ............................              --          (.05)                (.01)          (.21)
    Change in accounting principle ................              --            --                 (.06)           --
                                                        ------------  ------------         ------------   -----------
      Total diluted                                     $       .55   $       .54          $      1.49    $      1.43
                                                        ============  ============         ============   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited and in thousands, except share and per share amounts)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                    AUGUST 31,
                                                                       -----------------------------------
                                                                            2000                 1999
                                                                       --------------       --------------
OPERATING ACTIVITIES:
  Net income........................................................   $       14,326       $       14,338
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.................................           11,403               10,988
      Dividend receivable from Elcat, Inc...........................               --                 (210)
      Extraordinary loss on early extinguishment of debt, net.......              110                2,117
      Cumulative effect of change in accounting principle, net......              542                   --
      Other, net....................................................              (11)                 (19)
      Changes in operating assets and liabilities, net of
       acquisitions:
        Accounts receivable.........................................            1,916              (14,123)
        Inventories.................................................            4,470                 (601)
        Prepaid expenses and other current assets...................              576                 (182)
        Accounts payable and accrued liabilities....................           (7,478)              10,351
                                                                         ------------         ------------
           Net cash provided by operating activities................           25,854               22,659
                                                                         ------------         ------------
INVESTING ACTIVITIES:
      Purchases of property, plant and equipment....................           (5,293)              (5,260)
      Additions to trademarks and other product rights..............             (241)             (91,051)
      Proceeds from sale of investment..............................               --                  387
      Increase in other assets, net.................................             (673)              (1,679)
                                                                        -------------        -------------
           Net cash used in investing activities....................           (6,207)             (97,603)
                                                                        -------------        -------------
FINANCING ACTIVITIES:
      Repayment of long-term debt...................................          (39,996)            (140,909)
      Proceeds from long-term debt..................................           29,000              223,193
      Proceeds from exercise of stock options and warrants..........              210                1,229
      Repurchase of common stock....................................           (7,155)              (1,564)
      Change in payable to bank.....................................             (367)               9,157
      Debt issuance costs...........................................             (317)              (6,494)
      Cancellation of interest rate swap agreements.................               --               (1,155)
                                                                        -------------        -------------
           Net cash provided by (used in) financing activities......          (18,625)              83,457
                                                                        -------------        -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS..................................................              (93)                 (14)
                                                                        -------------        -------------
CASH AND CASH EQUIVALENTS:
      Increase for the period.......................................              929                8,499
      At beginning of period........................................            2,308                2,076
                                                                        -------------        -------------
      At end of period..............................................    $       3,237        $      10,575
                                                                        =============        =============
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of 125,500 shares of common stock at $39.84 per
       share to fund portion of Thompson Medical brands'
        acquisition.................................................    $          --        $        5,000
      Additions to trademarks and other product rights by
        assumption of certain liabilities...........................    $          542       $        1,025

CASH PAYMENTS FOR:
      Interest......................................................    $       20,627       $       21,405
      Taxes.........................................................    $        7,580       $        6,227

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

3. Inventories consisted of the following at August 31, 2000 and November 30, 1999:

                                                               2000             1999
                                                           -------------      ------------
          Raw materials and work in process                $     11,859       $    12,542
          Finished goods...............................          13,403            17,190
          Excess of current cost over LIFO
            values.....................................          (1,914)           (1,914)
                                                           --------------    --------------
              Total inventories........................    $     23,348       $    27,818
                                                           ==============    ==============

4. Accrued liabilities consisted of the following at August 31, 2000 and November 30, 1999:

                                                               2000             1999
                                                           -------------      ------------
          Income and other taxes ......................    $       3,322      $     2,859
          Salaries, wages and commissions .............              581            2,098
          Advertising and promotion ...................           11,968           15,880
          Interest ....................................           11,451            6,326
          Product acquisitions and
            divestitures...............................            3,239            2,999
          Pension benefits.............................            1,173              781
          Royalties....................................              185               56
          Other........................................            1,802            1,148
                                                           --------------    --------------
              Total accrued liabilities................    $      33,721      $    32,147
                                                           ==============    ==============

5. Comprehensive income consisted of the following components for the three and nine months ended August 31, 2000 and 1999, respectively:

                                                     For the Three Months             For the Nine Months
                                                        Ended August 31,                Ended August 31,
                                                    --------------------------    -------------------------
                                                       2000           1999           2000           1999
                                                    -----------    -----------    -----------    ----------
     Net income.................................... $    5,151     $    5,424    $    14,326   $    14,338
     Other - foreign currency
      translation adjustment.......................       (209)           (48)          (475)         (171)
                                                   ------------   ------------   ------------  ------------
              Total................................ $    4,942     $    5,376     $   13,851    $   14,167
                                                   ============   ============   ============  ============

6. Effective December 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants. SOP 98-5 requires costs of start-up activities to be expensed as incurred. The initial adoption of this SOP was recorded as the cumulative effect of a change in an accounting principle. The one-time charge, net of taxes, was $542, or $.06 per diluted share.

7. In the second quarter of fiscal 2000 the Company retired $2,400 face amount of its 12.75% Notes, which resulted in the recognition of an extraordinary loss of $110, net of income taxes, or $.01 per share, on the early extinguishment of debt. This loss related to the write off of debt issuance costs and the premium paid on the retirement of these notes.

8. In fiscal 1999 the Company's board of directors authorized repurchases of the Company's common stock, not to exceed $10,000 in the aggregate. Under this authorization and the additional one noted below, 172,500 shares at a cost of $3,912 were reacquired in 1999 and 476,500 shares at a cost of $7,155 were repurchased in the first nine months of fiscal 2000. The repurchased shares were retired and returned to unissued. In April 2000, the Company's board of directors authorized repurchases of up to an additional $10,000 of the Company's common stock. As of October 13, 2000, $8,365 was available for share repurchases under the board of director's current authorization.

9. On January 26, 2000, the Company's board of directors adopted a new Shareholder Rights Plan. Under the plan, Rights were constructively distributed as a dividend at the rate of one Right for each share of common stock, without par value, of the Company held by shareholders of record at the close of business on February 11, 2000. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per Right, subject to adjustment. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock. The Rights will expire on February 11, 2010.

10. As previously disclosed in "Item 1. Business-Governmental Regulation" of the Company's Annual Report on Form 10-K for the year ended November 30, 1999 (the "1999 Form 10-K"), in 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in DEXATRIM, for weight loss (the "Yale Study"). PPA is also used in other over-the-counter medications which are also part of the study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the study suggest that PPA increases the risk of hemorrhagic stroke. The FDA has indicated that no immediate action is required at this time and a FDA advisory panel is scheduled to meet on October 19, 2000 to discuss the results of this study. The CHPA has questioned the execution of the Yale Study and disagreed with its conclusions.

     The Company continues to review alternative formulae for DEXATRIM that would not contain PPA. There continues to be the possibility that DEXATRIM will have to be reformulated or discontinued due to FDA requirements or adverse consumer perception. As a result, the DEXATRIM business would suffer, which would adversely affect the Company's business. The Company has launched a complementary product, DEXATRIM Natural, an all-natural diet aid that does not include PPA. Approximately 30% of DEXATRIM's sales are derived from DEXATRIM Natural.

     The Company has recently received correspondence from the FDA that concludes that certain data submitted by Thompson Medical Company, Inc., a previous owner of certain of the Company's over-the-counter topical analgesic drug products, was inadequate to support the effectiveness as a topical analgesic of 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME. The correspondence, which is not a formal ruling, states that the Company has 30 days to indicate whether it intends to conduct any additional studies. The Company intends to respond to the FDA during the 30 day period. It is unclear when the FDA might make a final determination about the regulatory status of OTC topical analgesics that contain 10% trolamine salicylate or whether the Company will be given a sufficient transition period to comply with any new requirements without affecting products currently on the market. If the FDA determines that the Company must submit a new drug application, including clinical data, to show that the products with trolamine salicylate are for their intended use, the Company will be required to expend significant resources to develop clinical data. Alternatively, if the Company decides to reformulate the products with a different active ingredient that the FDA has already determined is safe and effective, the Company would likely be able to market the products without submitting additional clinical data or filing a new drug application, but sales of the products in their current forms could be adversely affected. The Company cannot predict with certainty the timing or outcome of any FDA decision, although an FDA decision on the issue and subsequent action taken by the Company, if necessary, is not expected to occur until at least fiscal 2001.

     The Company has been named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 ("Proposition 65") by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. On December 30, 1999, Chattem was sent a notice of intent to sue letter from CEH alleging that Chattem had violated Proposition 65 because zinc oxide allegedly also contains cadmium. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Profession Code
     Section 1700, ET SEQ. Violations of either Proposition 65 or Business & Profession Code Section 1700, ET SEQ. render a defendant liable for civil penalties of up to $2.5 per day per violation.

     The Company has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON ET AL. V. BRISTOL-MYERS SQUIBB CO., ET AL., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that Chattem violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 ET. SEQ., and 17500 ET SEQ., and the Civil Code Section 1750 ET SEQ. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

     The Company intends to vigorously defend these claims. It is not possible at this time to determine the outcome of these matters or the effect of their resolution on the Company's financial position or operating results. Management believes that the Company's defenses have merit; however, there can be no assurance that the Company will be successful in its defense or that these lawsuits will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

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

12. The Company operates in two primary segments that are based on the different types of products offered. The OTC health care segment includes medicated skin care products, topical analgesics, internal analgesics, lip care, appetite suppressant and dietary supplement products. The toiletries and skin care segment includes antiperspirants and deodorants, facial cleaners and masques and seasonal products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the 1999 Form 10-K. Certain assets, including the majority of property, plant and equipment and deferred tax assets, are not allocated to the identifiable segments.

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

                                                                            Product Classifications
                                                            -----------------------------------------------------------
                                                                             OTC            Toiletries
                                                                            Health             and             Not
                                                              Total          Care            Skincare       Classified
                                                            -----------    -----------     -------------    -----------
    For the three months ended August 31, 2000:
       Net sales..................................         $    73,253      $    41,050     $    32,112     $        91
       Variable contribution margin...............              28,830           18,413          10,573            (156)
       Depreciation and amortization..............               3,948            1,296           1,222           1,430
       Identifiable assets/total assets (at
         August 31, 2000).........................             482,070          192,408         188,804         100,858

    For the three months ended August 31, 1999:
       Net sales..................................         $    78,661      $    45,338     $    32,827      $      496
       Variable contribution margin...............              31,106           18,795          11,381             930
       Depreciation and amortization..............               3,844            1,318           1,226           1,300
       Identifiable assets/total assets (at
         August 31, 1999).........................             489,346          197,217         192,867          99,262

    For the nine months ended August 31, 2000:
       Net sales..................................         $   215,260      $   126,399     $    88,506     $       355
       Variable contribution margin...............              84,731           55,868          28,944             (81)
       Depreciation and amortization..............              11,478            3,937           3,658           3,883
       Identifiable assets/total assets (at
         August 31, 2000).........................             482,070          192,408         188,804         100,858

    For the nine months ended August 31, 1999:
       Net sales..................................         $   224,830      $   128,410     $    95,403      $    1,017
       Variable contribution margin...............              88,003           52,190          35,960            (147)
       Depreciation and amortization..............              10,988            3,761           3,700           3,527
       Identifiable assets/total assets (at
         August 31, 1999).........................             489,346          197,217         192,867          99,262

The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary loss and change in accounting principle is as follows for the three and nine months ended August 31, 2000 and 1999, respectively:

                                                                     For the Three Months            For the Nine Months
                                                                       Ended August 31,                Ended August 31,
                                                                   -------------------------       -----------------------
                                                                      2000          1999             2000           1999
                                                                     ------        ------           ------         ------
Variable contribution margin....................................   $   28,830    $   31,106      $   84,731     $   88,003
Less divisional and corporate overhead not allocated to
  product groups................................................       11,383        12,281          33,411         34,420
                                                                    ----------    ----------      ----------     ---------
Income from operations..........................................       17,447        18,825          51,320         53,583
                                                                    ----------    ----------      ----------     ---------
Other income (expense):
  Interest expense..............................................       (9,139)       (9,313)        (27,329)       (27,492)
  Investment and other income, net..............................            1           101             128            345
                                                                    ----------    ----------      ----------     ----------
   Total other income (expense).................................       (9,138)       (9,212)        (27,201)       (27,147)
                                                                   -----------   -----------     -----------    -----------
Income before income taxes, extraordinary loss and
   change in accounting principle...............................  $     8,309   $     9,613      $   24,119     $   26,436
                                                                  ============  ============     ===========    ==========

13. On September 15, 2000 the Company completed the sale of its BAN product line to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the contract, the Company received $160,000 cash at closing, plus the right to receive up to an additional $6,500 in future payments based upon levels of sales of BAN in 2001 and 2002.
     Of the proceeds from the sale, $52,194 was used to retire all of the outstanding balances of the revolver and the term loans and accrued interest thereon, with the balance of the net proceeds being retained by the Company for future product acquisitions or the retirement of senior subordinated debt. A loss, net of income taxes, of approximately $2,600, or $.27 per share, is expected to be recognized on the sale.

14. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                 AUGUST 31, 2000
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents.......................   $          11    $          11    $      3,215    $       --    $       3,237
  Accounts receivable, less allowance for
    doubtful accounts of $850.....................          48,902               --           4,214            --           53,116
  Deferred income taxes...........................           6,951               --              --            --            6,951
  Inventories.....................................          21,013               --           2,335            --           23,348
  Prepaid expenses and other current assets.......             509               --             548            --            1,057
                                                     -------------    -------------    ------------    ----------    -------------
    Total current assets..........................          77,386               11          10,312            --           87,709
                                                     -------------    -------------    ------------    ----------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET................          28,884               --             340            --           29,224
                                                     -------------    -------------    ------------    ----------    -------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net...........................           5,476          344,083              --            --          349,559
  Debt issuance costs, net........................          10,508               --              --            --           10,508
  Investment in subsidiaries......................           9,930               --              --        (9,930)              --
  Other...........................................           5,070               --              --            --            5,070
                                                     -------------    -------------    ------------    ----------    -------------
    Total other noncurrent assets.................          30,984          344,083              --        (9,930)         365,137
                                                     -------------    -------------    ------------    ----------    -------------

      TOTAL ASSETS................................   $     137,254    $     344,094    $     10,652    $   (9,930)   $     482,070
                                                     =============    =============    ============    ==========    =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt............   $      13,500    $          --    $         --    $       --    $      13,500
  Accounts payable................................          11,138               --             270            --           11,408
  Payable to bank.................................           4,538               --              --            --            4,538
  Accrued liabilities.............................          32,925               --             796            --           33,721
                                                     -------------    -------------    ------------    ----------    -------------
    Total current liabilities.....................          62,101               --           1,066            --           63,167
                                                     -------------    -------------    ------------    ----------    -------------

LONG-TERM DEBT, less current maturities...........         345,630               --              --            --          345,630
                                                     -------------    -------------    ------------    ----------    -------------

DEFERRED INCOME TAXES.............................           2,776           12,550              --            --           15,326
                                                     -------------    -------------    ------------    ----------    -------------

OTHER NONCURRENT LIABILITIES......................           1,896               --              --            --            1,896
                                                     -------------    -------------    ------------    ----------    -------------

INTERCOMPANY ACCOUNTS.............................        (330,476)         331,238            (762)           --               --
                                                     -------------    -------------    ------------    ----------    -------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par  value,
    authorized 1,000, none issued.................              --               --              --            --               --
  Common shares, without par value,
    authorized 50,000, issued 9,255...............           1,927                2           9,928         9,930            1,927
  Paid-in surplus.................................          66,443               --              --            --           66,443
  Accumulated deficit.............................         (12,570)             304           1,788            --          (10,478)
                                                     -------------    -------------    ------------    ----------    -------------
    Total.........................................          55,800              306          11,716         9,930           57,892
  Cumulative other comprehensive income -
   Foreign currency translation adjustment........            (473)              --          (1,368)           --           (1,841)
                                                     -------------    -------------    ------------    ----------    -------------
    Total shareholders' equity....................          55,327              306          10,348         9,930           56,051
                                                     -------------    -------------    ------------    ----------    -------------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY......................   $     137,254    $     344,094    $     10,652    $    9,930    $     482,070
                                                     =============    =============    ============    ==========    =============

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                NOVEMBER 30, 1999
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents.......................   $         550    $         16     $      1,742    $       --    $       2,308
  Accounts receivable, less allowance for
    doubtful accounts of $900.....................          50,541              --            4,491            --           55,032
  Deferred income taxes...........................           6,951              --               --            --            6,951
  Inventories.....................................          25,519              --            2,299            --           27,818
  Prepaid expenses and other current assets.......             739              --              190            --              929
                                                      ------------     -----------     ------------    ----------      ------------
    Total current assets..........................          84,300              16            8,722            --           93,038
                                                      ------------     -----------     ------------    ----------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET................          25,399              --              353            --           25,752
                                                      ------------     -----------     ------------    ----------      ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net...........................           5,533         350,762               --            --           356,295
  Debt issuance costs, net........................          11,469              --               --            --            11,469
  Investment in subsidiaries......................           9,930              --               --        (9,930)               --
  Other...........................................           4,709              --              361            --             5,070
                                                      ------------     -----------     ------------    ----------      ------------
    Total other noncurrent assets.................          31,641         350,762              361        (9,930)          372,834
                                                      ------------     -----------     ------------    ----------      ------------

      TOTAL ASSETS................................    $    141,340     $   350,778     $      9,436    $   (9,930)     $    491,624
                                                      ============     ===========     ============    ==========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt............    $     11,000     $        --     $         --    $       --      $     11,000
  Accounts payable................................          18,053              --              520            --            18,573
  Payable to bank.................................           4,905              --               --            --             4,905
  Accrued liabilities.............................          30,630              --            1,517            --            32,147
                                                      ------------     -----------     ------------    ----------      ------------
    Total current liabilities.....................          64,588              --            2,037            --            66,625
                                                      ------------     -----------     ------------    ----------      ------------

LONG-TERM DEBT, less current maturities...........         358,950              --               --            --           358,950
                                                      ------------     -----------     ------------    ----------      ------------

DEFERRED INCOME TAXES.............................           2,776          12,550               --            --            15,326
                                                      ------------     -----------     ------------    ----------      ------------

OTHER NONCURRENT LIABILITIES......................           2,022              --               --            --             2,022
                                                      ------------     -----------     ------------    ----------      ------------

INTERCOMPANY ACCOUNTS.............................        (334,574)        336,612           (2,038)           --                --
                                                      ------------     -----------     ------------    ----------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued.................              --              --               --            --                --
  Common shares, without par value,
    authorized 50,000, issued 9,707...............           2,021               2            9,928         9,930             2,021
  Paid-in surplus.................................          72,850              --               --            --            72,850
  Accumulated deficit.............................         (26,819)          1,614              401            --           (24,804)
                                                      ------------     -----------     ------------    ----------      ------------
    Total.........................................          48,052           1,616           10,329         9,930            50,067
  Cumulative other comprehensive income -
   Foreign currency translation adjustment........            (474)             --             (892)           --            (1,366)
                                                      ------------     -----------     ------------    ----------      ------------
    Total shareholders' equity....................          47,578           1,616            9,437         9,930            48,701
                                                      ------------     -----------     ------------    ----------      ------------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY.....................    $    141,340     $   350,778     $      9,436    $    9,930      $    491,624
                                                      ============     ===========     ============    ==========      ============

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                    FOR THE NINE MONTHS ENDED AUGUST 31, 2000
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
NET SALES........................................     $    202,733    $          --     $     12,527    $       --    $   215,260
                                                     -------------   --------------     ------------    ----------    ------------

COSTS AND EXPENSES:
  Cost of sales..................................           53,042               --            4,254            --         57,296
  Advertising and promotion......................           70,190            7,288            4,969            --         82,447
  Selling, general and administrative............           22,060               10            2,127            --         24,197
                                                     -------------   --------------     ------------    ----------    ------------
    Total costs and expenses.....................          145,292            7,298           11,350            --        163,940
                                                     -------------   --------------     ------------    ----------    ------------

INCOME FROM OPERATIONS...........................           57,441           (7,298)           1,177            --         51,320
                                                     -------------   --------------     ------------    ----------    ------------

OTHER INCOME (EXPENSE):
  Interest expense...............................          (27,329)              --               --            --        (27,329)
  Investment and other income....................               88                2               38            --            128
  Royalties......................................           (9,654)           9,856             (202)           --             --
  Corporate allocations..........................               23               --              (23)           --             --
                                                     -------------   --------------     ------------    ----------    ------------
     Total other income (expense)................          (36,872)           9,858             (187)           --        (27,201)
                                                     -------------   --------------     ------------    ----------    ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS
  AND CHANGE IN ACCOUNTING PRINCIPLE.............           20,569            2,560              990            --         24,119


PROVISION FOR INCOME TAXES.......................            8,271              870               --            --          9,141
                                                     -------------   --------------     ------------    ----------    ------------

INCOME BEFORE EXTRAORDINARY LOSS AND CHANGE
  IN ACCOUNTING PRINCIPLE........................           12,298            1,690              990            --         14,978


EXTRAORDINARY LOSS ON EARLY
  EXTINGUISHMENT OF DEBT, NET....................             (110)              --               --            --           (110)


CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET......................             (542)              --               --            --           (542)
                                                     -------------   --------------     ------------    ----------    ------------

NET INCOME.......................................    $      11,646   $        1,690     $        990    $       --    $    14,326
                                                     =============   ==============     ============    ==========    ============

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
NET SALES.........................................    $    212,773    $          --     $     12,057    $       --    $   224,830
                                                     -------------   --------------    -------------    ----------    ------------

COSTS AND EXPENSES:
  Costs of sales..................................          55,669               --            4,050            --         59,719
  Advertising and promotion.......................          77,124            7,063            4,256            --         88,443
  Selling, general and administrative.............          20,708               --            2,377            --         23,085
                                                     -------------   --------------    -------------    ----------    ------------
    Total costs and expenses......................         153,501            7,063           10,683            --        171,247
                                                     -------------   --------------    -------------    ----------    ------------

INCOME FROM OPERATIONS............................          59,272           (7,063)           1,374            --         53,583
                                                     -------------   --------------    -------------    ----------    ------------

OTHER INCOME (EXPENSE):
  Interest expense................................         (27,492)              --               --            --        (27,492)
  Investment and other income.....................             304               (5)              46            --            345
  Royalties.......................................         (10,233)          10,422             (189)           --             --
  Corporate allocations...........................              26               --              (26)           --             --
                                                     -------------   --------------    -------------    ----------    ------------
     Total other income (expense).................         (37,395)          10,417             (169)           --        (27,147)
                                                     -------------   --------------    -------------    ----------    ------------


INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS..............................          21,877            3,354            1,205            --         26,436


PROVISION FOR INCOME TAXES........................           8,185            1,140              656            --          9,981
                                                     -------------   --------------    -------------    ----------    ------------

INCOME BEFORE EXTRAORDINARY LOSS..................          13,692            2,214              549            --         16,455


EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET....................................          (2,117)              --               --            --         (2,117)
                                                     -------------   --------------    -------------    ----------    ------------

NET INCOME........................................   $      11,575    $       2,214      $       549     $      --     $   14,338
                                                     =============   ==============     ============    ==========    ============

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 31, 2000
                          (Unaudited and in thousands)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
OPERATING ACTIVITIES:
  Net income......................................    $     11,646    $       1,690     $        990    $       --    $    14,326
  Adjustments to reconcile net income to                                                                        --
   net cash provided by  operating activities:
    Depreciation and amortization.................           4,041            7,288               74            --         11,403
    Extraordinary loss on early extinguishment
     of debt, net.................................             110               --               --            --            110
    Cumulative effect of change in accounting
     principle, net...............................             542               --               --            --            542
    Income tax provision..........................            (870)             870               --            --             --
    Other, net....................................             (11)              --               --            --            (11)
    Changes in operating assets and liabilities,
     net of acquisitions:
      Accounts receivable.........................           1,905               --               11            --          1,916
      Inventories.................................           4,631               --             (161)           --          4,470
      Prepaid and other current assets............             616               --              (40)           --            576
      Accounts payable and accrued liabilities....          (7,004)              --             (474)           --         (7,478)
                                                     -------------   --------------    -------------    ----------    ------------
        Net cash provided by operating
          activities..............................          15,606            9,848              400            --         25,854
                                                     -------------   --------------    -------------    ----------    ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment......          (5,204)              --              (89)           --         (5,293)
  Purchase of trademarks and other related
    assets........................................            (241)              --               --            --           (241)
  Increase in other assets, net....................           (673)              --               --            --           (673)
                                                     -------------   --------------    -------------    ----------    ------------
        Net cash used in investing
           activities..............................         (6,118)              --             (89)            --         (6,207)
                                                     -------------   --------------    -------------    ----------    ------------
FINANCING ACTIVITIES:
  Payments of long- term debt......................        (39,996)              --              --             --        (39,996)
  Proceeds from long-term debt.....................         29,000               --              --             --         29,000
  Proceeds from exercise of stock options
    and warrants...................................            210               --              --             --            210
  Repurchases of common stock......................         (7,155)              --              --             --         (7,155)
  Debt issuance costs..............................           (317)              --              --             --           (317)
  Change in payable to bank........................           (367)              --              --             --           (367)
  Dividends paid...................................          3,000           (3,000)             --             --             --
  Changes in intercompany accounts.................          5,612           (6,853)          1,241             --             --
                                                     -------------   --------------    -------------    ----------    ------------
        Net cash  provided by (used in)
          financing activities.....................        (10,013)          (9,853)          1,241             --        (18,625)
                                                     -------------   --------------    -------------    ----------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS...............................            (14)              --             (79)            --            (93)
                                                     -------------   --------------    -------------    ----------    ------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period...............           (539)              (5)          1,473             --            929
  At beginning of period...........................            550               16           1,742             --          2,308
                                                     -------------   --------------    -------------    ----------    ------------
  At end of period.................................   $         11    $          11     $     3,215     $       --    $     3,237
                                                     =============   ==============    =============    ==========    ============

                                                                                                          Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                    FOR THE NINE MONTHS ENDED AUGUST 31, 1999
                          (UNAUDITED AND IN THOUSANDS)

                                                                                     NON-GUARANTOR
                                                                                       SUBSIDIARY     ELIMINATIONS
                                                        CHATTEM          SIGNAL         COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     -------------   --------------  ---------------  ------------   ------------
OPERATING ACTIVITIES:
  Net income......................................       $  11,575        $   2,214        $     549    $       --      $  14,338
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.................           3,824            7,063              101            --         10,988
    Extraordinary loss on early extinguishment
       of debt, net...............................           2,117               --               --            --          2,117
    Dividend receivable from Elcat, Inc...........            (210)              --               --            --           (210)
    Income tax provision..........................          (1,140)           1,140               --            --              --
    Other, net....................................             (18)               8               --            --            (10)
    Changes in operating assets and
      liabilities, net of acquisitions:
      Accounts receivable.........................         (14,169)              --               46            --        (14,123)
      Inventories.................................            (968)              --              367            --           (601)
      Refundable and deferred income taxes........              (9)              --               --            --             (9)
      Prepaid and other current assets............              22               --             (204)           --           (182)
      Accounts payable and accrued liabilities....          11,000             (938)             289            --         10,351
                                                         ----------       ----------       ----------   ----------      ----------
          Net cash provided by operating
           activities.............................          12,024            9,487            1,148            --         22,659
                                                         ----------       ----------       ----------   ----------      ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment......          (5,247)              --              (13)           --         (5,260)
  Proceeds from sale of investment................              --              387               --            --            387
  Purchase of trademarks and other related
    assets........................................         (91,051)              --               --            --        (91,051)
  Increase in other assets, net...................          (1,679)              --               --            --         (1,679)
                                                         ----------       ----------       ----------   ----------      ----------
          Net cash provided by (used in)
            investing activities..................         (97,977)             387              (13)           --        (97,603)
                                                         ----------       ----------       ----------   ----------      ----------
FINANCING ACTIVITIES:
  Payments of long-term debt......................        (140,909)              --               --            --       (140,909)
  Proceeds from long-term debt....................         223,193               --               --            --        223,193
  Proceeds from exercise of stock options and
    warrants......................................           1,229               --               --            --          1,229
  Repurchases of common stock.....................          (1,564)              --               --            --         (1,564)
  Debt issuance costs.............................          (6,494)              --               --            --         (6,494)
  Cancellation of interest rate swap
    agreements....................................          (1,155)              --               --            --         (1,155)
  Change in payable to bank.......................           9,157               --               --            --          9,157
  Dividends paid..................................           3,000           (3,000)              --            --              --
  Changes in intercompany accounts................           8,320           (6,860)          (1,460)           --              --
                                                         ----------       ----------       ----------   ----------      ----------
          Net cash provided by (used in)
            financing activities..................          94,777           (9,860)          (1,460)           --         83,457
                                                         ----------       ----------       ----------   ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS..............................             (21)               --                7           --            (14)
                                                         ----------       ----------       ----------   ----------      ----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period..............           8,803               14             (318)           --          8,499
  At beginning of period..........................             (95)              11            2,160            --          2,076
                                                         ----------       ----------       ----------   ----------      ----------
  At end of period................................       $   8,708        $      25        $   1,842    $       --      $  10,575
                                                         ==========       ==========       ==========   ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL

For the three months ended August 31, 2000, the Company experienced a $5,408, or 6.9%, decrease in net sales to $73,253 from $78,661 in the third quarter of fiscal 1999. Operating income during the period declined $1,378, or 7.3%, to $17,447 from $18,825. Income before extraordinary loss and change in accounting principle of $5,151, or $.55 per share, was recorded during the period compared to $5,957, or $.59 per diluted share, during the same period last year.

For the first nine months of fiscal 2000, net sales decreased $9,570, or 4.3%, to $215,260 from $224,830 for the comparable period last year. Income from operations declined $2,263, or 4.2%, for the period to $51,320 as compared to $53,583 for the same period of fiscal 1999. Income before extraordinary loss and change in accounting principle decreased $1,477, or 9.0%, to $14,978 from $16,455 in the related fiscal 1999 period.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings is used to supplement operating income as an indicator of operating performance and not as an alternative to measurements defined and required by generally accepted accounting principles. Cash earnings for the nine months ended August 31, 2000 were $19,969, or $2.08 per share, as compared to $21,662, or $2.16 per share, for the comparable 1999 period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $61,144, or 28.4% of net sales, in the first nine months of fiscal 2000 compared to $63,207, or 28.1% of net sales, in the same 1999 period.

During the third quarter and first nine months of fiscal 2000, the Company enjoyed strong sales performances from its topical analgesic franchise, HERPECIN-L, MUDD and PHISODERM brands. These results were offset by continued sales weakness from the Company's SUNSOURCE line and sales declines of BAN and GOLD BOND due to increased competition.

In the second quarter of fiscal 2000 the Company recognized an extraordinary loss of $110, net of income taxes, or $.01 per share, on the early extinguishment of debt. This loss related to the write-off of debt issuance costs and premium paid on the retirement of $2,400 face amount of the Company's 12.75% Notes.

The Company recorded a charge of $542, net of income taxes, or $.06 per share, representing the cumulative effect of a change in an accounting principle in the first quarter of fiscal 2000. This charge represents costs of start-up activities required to be expensed upon the initial adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities".

The Company repurchased 476,500 shares of its common stock in the first nine months of fiscal 2000 for $7,155. The repurchased shares were retired and returned to unissued.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. The Company introduced DEXATRIM Natural in the first quarter of fiscal 2000 as a line extension. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands, repurchase its common stock or reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary loss and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                        FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                           ENDED AUGUST 31,                    ENDED AUGUST 31,
                                                       ------------------------            -------------------------
                                                          2000         1999                   2000           1999
                                                          ----         ----                   ----           ----
NET SALES............................................    100.0%        100.0%                 100.0%         100.0%
                                                        -------       -------                -------        -------

COSTS AND EXPENSES:
  Cost of sales......................................     26.1          26.8                   26.6           26.6
  Advertising and promotion..........................     38.4          38.6                   38.3           39.3
  Selling, general and administrative................     11.7          10.7                   11.3           10.3
                                                        -------       -------                -------        -------
    Total costs and expenses.........................     76.2          76.1                   76.2           76.2
                                                        -------       -------                -------        -------

INCOME FROM OPERATIONS ..............................     23.8          23.9                   23.8           23.8
                                                        -------       -------                -------        -------

OTHER INCOME (EXPENSE):
  Interest expense...................................    (12.5)        (11.8)                 (12.7)         (12.3)
  Investment and other income........................       --             .1                    .1             .2
                                                        -------       -------                -------        -------
     Total other income (expense)....................    (12.5)        (11.7)                 (12.6)         (12.1)
                                                        -------       -------                -------        -------

INCOME BEFORE INCOME TAXES ..........................     11.3          12.2                   11.2           11.7


PROVISION FOR INCOME TAXES ..........................      4.3           4.6                    4.2            4.4
                                                        -------       -------                -------        -------

INCOME BEFORE EXTRAORDINARY LOSS AND CHANGE
  IN ACCOUNTING PRINCIPLE............................      7.0%          7.6%                   7.0%           7.3%
                                                        =======       =======                =======        =======

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

Net sales for the three months ended August 31, 2000 decreased $5,408, or 6.9%, to $73,253 from $78,661 for the same period last year. Domestic consumer products sales declined $4,655, or 6.4%, to $68,004 from $72,659 for last years's comparable period. Net sales of international consumer products decreased $753, or 12.5%, from $6,002 in the 1999 period to $5,249 in the current period.

For the three months ended August 31, 2000 sales of OTC health care products decreased $4,288, or 9.5%, to $41,050 from $45,338 in the same period last year, while sales of toiletries and skin care brands decreased $715, or 2.2%, from $32,827 in the comparable fiscal 1999 period to $32,112 in the current period. Other sales decreased $405, or 81.7%, to $91 in the third quarter of fiscal 2000 from $496 in the same period of fiscal 1999.

In the domestic OTC health care product segment in the 2000 period, sales increases were recognized for most of the topical analgesic products, HERPECIN-L and DEXATRIM. Declines in sales were recorded for the SUNSOURCE products, as a result of continuing weakness of the dietary supplements' market, PAMPRIN, PREMSYN PMS and GOLD BOND. In the current period BULLFROG and PHISODERM of the domestic toiletries and skin care brands experienced increased sales, while all of the remaining product lines of this category, including BAN, recorded sales declines. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of most of topical analgesics products was attributed principally to increased marketing support, while HERPECIN-L sales were affected by increased and more effective advertising and promotion programs. DEXATRIM sales were favorably influenced by the introduction of the Natural line extension in the first quarter of fiscal 2000. For the skin care products, except for BULLFROG and PHISODERM, sales decreases were largely due to decreased advertising. BULLFROG sales increases were primarily the result of generally favorable summer weather conditions prevailing throughout the southern and western United States where most of the products' sales occur. PHISODERM sales have continued to benefit from the introduction of the 4-Way Daily Acne Cleanser line extension in the first quarter of fiscal 1999.

BAN and GOLD BOND sales declined primarily as a result of reduced marketing support and increased competition - BAN, from the introduction of a new, heavily promoted antiperspirant and deodorant product in the first half of fiscal 2000 and GOLD BOND, principally from less expensive competitive private label brands. PAMPRIN and PREMSYN PMS sales were largely influenced by reduced advertising and promotion expenditures. Sales of the remaining brands were relatively flat or showed modest declines in the current period.

International sales for the third quarter of fiscal 2000 increased $4, or .2%, for the Canadian operation but declined $710, or 20.8%, for the United Kingdom business. The increase in Canadian sales was primarily associated with GOLD BOND Medicated Body Lotion of the OTC health care product segment, while the United Kingdom sales decline, all in the skin care category, reflected increased competition and the maturity of the limited number of products offered. U.S. export sales decreased $47, or 6.7%, for the 2000 period as compared to the same period in fiscal 1999, with the principal decrease being associated with ICY HOT of the OTC health care product segment. Sales variances were largely the result of changes in the volume of unit sales of the particular brand.

Cost of goods sold as a percentage of net sales was 26.1% for the current period compared to 26.8% for the same period last year. The improvement was primarily the result of a favorable change in product mix to higher gross margin product lines.

Advertising and promotion expenses decreased $2,282, or 7.5%, and were 38.4% of net sales compared to 38.6% in the corresponding 1999 period. Increases in the 2000 period were related primarily to the BULLFROG and PHISODERM brands. Declines were recorded for the GOLD BOND, BAN and SUNSOURCE product lines.

The increase of $138, or 1.6%, in selling, general and administrative expenses in the 2000 period was largely associated with freight on shipments to customers, sales management, field sales and corporate service departments' expenses. The selling, general and administrative expenses were 11.7% of net sales in the current period as compared to 10.7% in the same period of last fiscal year.

Interest expense decreased $174, or 1.9%, in the 2000 period, reflecting primarily lower interest-bearing debt outstanding.

Investment and other income decreased $100, or 99.0%, largely due to the absence of dividends from the Company's previous investment in Elcat, Inc., which was liquidated in November 1999.

Income before extraordinary loss and change in accounting principle in the current period was $806, or 13.5%, less than that recognized in the same period of last year. This decline was largely the result of reduced sales.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2000 AND 1999

Net sales for the nine months ended August 31, 2000 decreased $9,570, or 4.3%, to $215,260 from $224,830 for the same period last year. Domestic consumer products sales declined $10,285, or 4.9%, to $199,713 from $209,998 for last year's comparable period. Net sales of international consumer products increased $715, or 4.8%, from $14,832 in the 1999 period to $15,547 in the current period.

For the first nine months of fiscal 2000, sales of the OTC health care products decreased $2,011, or 1.6%, to $126,399 from $128,410 in the same period last year, while sales of toiletries and skin care brands decreased $6,897, or 7.2%, from $95,403 in the comparable fiscal 1999 period to $88,506 in the current period. Other sales declined $662, or 65.1%, to $355 in the nine months ended August 31, 2000 from $1,017 in the same period of fiscal 1999.

In the domestic OTC health care product segment in the 2000 period, sales increases were recognized for all of the topical analgesic products, most notably FLEXALL and ICY HOT, HERPECIN-L and DEXATRIM. Declines in sales were recorded for the SUNSOURCE brands, as a result of continuing weakness of the dietary supplements' market, PAMPRIN, PREMSYN PMS and GOLD BOND. In the current period sales increases were realized for MUDD and PHISODERM of the domestic toiletries and skin care product category, while sales decreased for BAN, SUN-IN and BULLFROG. Sales variances were largely the result of changes in the volume of unit sales of the particular brand.

The increase in sales of the topical analgesic products was attributed principally to increased marketing support, and in the case of FLEXALL the introduction of the QUIK GEL line extension in the third quarter of fiscal 1999. MUDD and PHISODERM sales benefited from line extension introductions in fiscal 1999 (MUDD Self-Heating Skin Cleanser and PHISODERM 4-Way Daily Acne Cleanser) and increased marketing support, while HERPECIN-L sales were affected by increased and more effective advertising and promotion support. The DEXATRIM sales increase largely represented the introduction of DEXATRIM Natural in the first quarter of fiscal 2000.

BAN and GOLD BOND sales declined primarily as a result of reduced marketing support and increased competition--BAN, from the introduction of a new, heavily promoted antiperspirant and deodorant product in the first half of fiscal 2000 and GOLD BOND, principally from less expensive competitive private label brands. BULLFROG sales were affected principally by the loss of a major customer, while PAMPRIN, PREMSYN PMS and SUN-IN sales were largely influenced by reduced advertising and promotion expenditures. Sales of the remaining brands were relatively flat or showed modest declines in the current period.

International sales for the first nine months of fiscal 2000 increased $867, or 17.4%, for the Canadian operation but decreased $396, or 5.6%, for the United Kingdom business. The increase in Canadian sales was primarily associated with the GOLD BOND product line, especially GOLD BOND Medicated Lotion, of the OTC health care product segment, while SUN-IN and MUDD of the toiletries and skin care product group constituted the principal decreases in United Kingdom sales. U.S. export sales increased $244, or 8.8%, for the current period as compared to the same period last year, with the increase being largely associated with GOLD BOND and DEXATRIM, both of the OTC health care product category, and BAN of the toiletries and skin care product group. Sales variances were principally the result of changes in the volume of unit sales of the particular brand.

Cost of goods sold as a percentage of net sales was 26.6% for the current period and for the same period last year.

Advertising and promotion expenses decreased $5,996, or 6.8%, and were 38.3% of net sales compared to 39.3% in the corresponding 1999 period. Increases in the current period were associated with SPORTSCREME, ASPERCREME, CAPZASIN, BULLFROG, PHISODERM and MUDD. Declines were recorded for the GOLD BOND, BAN and SUNSOURCE product lines.

The increase of $1,112, or 4.8%, in selling, general and administrative expenses in the current period was largely associated with direct selling expenses, freight costs on shipments to customers and corporate service departments' costs. The selling, general and administrative expenses were 11.3% of net sales in the 2000 period as compared to 10.3% in the same period of last fiscal year.

Investment and other income decreased $217, or 62.9%, in the current period, primarily due to the absence of dividends from the Company's previous investment in Elcat Inc., which was liquidated in November 1999.

In the 2000 period the Company recognized an extraordinary loss of $110, net of income taxes, on the early extinguishment of debt. This loss related to the write-off of debt issuance costs and premium paid on the retirement of $2,400 face amount of the Company's 12.75% Notes. A similar loss of $2,117, net of income taxes, was also recorded in the same period of fiscal 1999.

The Company recorded a charge of $542, net of income taxes, representing the cumulative effect of a change in an accounting principle in the first quarter of fiscal 2000. This charge represents costs of start-up activities required to be expensed upon the initial adoption of SOP 98-5, "Reporting on the Costs of Start-up Activities."

Income before extraordinary loss and change in accounting principle in the current period was $1,477, or 9.0%, less than that recognized in the same period of last year. This decline was largely the result of reduced sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, its own stock repurchases, acquisitions, working capital and capital expenditures.

Cash of $25,854 and $22,659 was provided by operations for the nine months ended August 31, 2000 and 1999, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in depreciation and amortization and substantial reductions in accounts receivables and inventories.

Investing activities used cash of $6,207 and $97,603 in the nine months ended August 31, 2000 and 1999, respectively. The decrease of $91,396 in the current period primarily represented the absence of acquisitions comparable to that of the Thompson Medical brands in the prior year period.

Financing activities used cash of $18,625 in the nine months ended August 31, 2000 compared to $83,457 of cash provided in the comparable prior year period. The decrease of $102,082 in the current period reflected principally the absence of financing required for acquisitions comparable to that necessitated by the Thompson Medical brands' purchase in the same period of last year.

The following table presents working capital data at August 31, 2000 and November 30, 1999 or for the respective years then ended:

                                  ITEM                                        2000              1999
                              -----------                                  ---------          ---------
   Working capital (current assets less current liabilities)..........     $  24,542          $  26,413
   Current ratio (current assets divided by current liabilities)......          1.39               1.40
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities).......................           .89                .86
   Average accounts receivable turnover...............................          5.56               6.51
   Average inventory turnover.........................................          3.11               3.19
   Working capital as a percentage of total assets ...................          5.09%              5.37%

The change in the current and quick ratios at May 31, 2000 as compared to November 30, 1999, was minimal. The lower accounts receivable turnover primarily reflects at August 31, 2000 the sizable amount of uncollected customer invoices, pertaining to the sale of the Company's summer seasonal products, which carry a due date of August 15, 2000. This situation is normal at the end of the third quarter of each fiscal year.

Total loans outstanding were $359,130 at August 31, 2000 compared to $369,950 at November 30, 1999, a decrease of $10,820 during the first nine months of fiscal 2000. This decrease was primarily the result of repayments of long-term debt in the current period. The principal balances outstanding at August 31, 2000 of the term loan, the revolving credit facility and total senior subordinated notes were $47,600, $4,500 and $307,145, respectively.

On September 15, 2000 the Company completed the sale of its BAN product line to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the contract, the Company received $160,000 cash at closing, plus the right to receive up to an additional $6,500 in future payments based upon levels of sales of BAN in 2001 and 2002. Of the approximately $159,977 of net proceeds from the sale, $52,194 was used to retire all of the outstanding balances of the revolver and the term loans and accrued interest thereon, with the balance of the net proceeds being retained by the Company for future product acquisitions or the retirement of senior subordinated debt.

Management of the Company believes that projected cash flows generated by operations along with funds available under its credit facilities will be sufficient to fund the Company's current commitments and proposed operations. The Company intends to utilize its significant debt-free cash flow (cash flow after capital expenditures and scheduled amortization of principal of debt) to continue to repurchase the Company's common stock up to the current $10,000 authorization by the Company's board of directors as well as to prepay debt. As of October 13, 2000, the remaining amount available to the Company under its board of director's current repurchase authorization was $8,365. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% Notes in May 1999.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the nine months ended August 31, 2000 and 1999, these subsidiaries accounted for 6% and 5% of total revenues, respectively, and 2% of total assets for each period. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $50 and $83 for the nine months ended August 31, 2000 and 1999, respectively, resulted from foreign currency transactions.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 10 of Notes to Consolidated Financial Statements included in
           Part 1, Item 1 of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  (1) Statement regarding computation of per share earnings
                      (Exhibit 11).

                  (2) Financial data schedule (Exhibit 27).

         (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2000.

                                  CHATTEM, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHATTEM, INC.
                                        (Registrant)

Dated: October 16, 2000                 \s\ A. Alexander Taylor II
      --------------------              --------------------------------
                                        A. Alexander Taylor II
                                        President and Director
                                       (Chief Operating Officer)


                                        \s\ Lisa C. Wilder
                                        --------------------------------
                                        Lisa C. Wilder
                                        Assistant Corporate Controller
                                        (Acting Chief Accounting Officer)