Form 10-K
period 2000-11-30
CHATTEM INC
filed 2001-02-28
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000   COMMISSION FILE NUMBER 0-5905


                                  CHATTEM, INC.
                             A TENNESSEE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                        WHICH REGISTERED
        -------------------------                     ----------------

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

AS OF FEBRUARY 23, 2001 THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $58,559,795.
AS OF FEBRUARY 23, 2001 8,867,751 COMMON SHARES WERE OUTSTANDING.


                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 2000 (THE "2000 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 12, 2001 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

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

         Our portfolio of branded products includes:

                  - OTC health care products, including the GOLD BOND line of medicated powder, cream and lotion products; topical analgesics such as FLEXALL, SPORTSCREME, ASPERCREME, CAPZASIN and ICY HOT; an appetite suppressant, DEXATRIM; premenstrual internal analgesics including PAMPRIN; dietary supplements under the SUNSOURCE label, including GARLIQUE, PROPALMEX and REJUVEX; and other branded OTC health care products.

                  - Toiletries and skin care products, including PHISODERM skin cleansers and acne products and BULLFROG sunblock.

Several of these brands have the number one market share in their categories, including GOLD BOND medicated powders.

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

DEVELOPMENTS DURING FISCAL 2000

Fiscal 2000 was highlighted by the sale of the Ban-Registered Trademark- product line, the voluntary withdrawal from the marketplace of DEXATRIM containing phenylpropanolamine ("PPA"), the repurchase of 876,500 shares of the Company's common stock, the retirement of $5,400,000 principal amount of 12.75% senior subordinated notes, the payment in their entirety of the revolving line of credit and term loans and fourth quarter charges of approximately $19,300,000, which includes certain nonrecurring items.

On September 15, 2000 the Company completed the sale of its Ban product line to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the sale agreement, the Company received $160,000,000 cash at closing, plus the right to receive up to an additional $6,500,000 in future payments based upon sales levels of Ban in 2001 and 2002. Concurrent with the closing of the sale of Ban, the Company used $52,194,000 of the net proceeds to retire all of the outstanding balances of the Company's revolving line of credit and term loans and accrued interest thereon, with the balance of the net proceeds being retained by the Company.

On October 19, 2000, a Nonprescription Drugs Advisory Committee ("NDAC") commissioned by the United States Food and Drug Administration ("FDA") to review the safety of PPA, the active ingredient in the Company's DEXATRIM brand, determined that there is an association between PPA and hemorrhagic stroke, and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing its DEXATRIM with PPA, the Company announced on November 7, 2000 its decision to cease shipping DEXATRIM with PPA immediately and to accept product returns from any retailers which decide to discontinue marketing DEXATRIM with PPA.

During fiscal 2000 the Company repurchased 876,500 shares of its common stock, without par value, for $9,489,000 in accordance with the Company's previously announced stock buyback program.

During fiscal 2000 the Company retired $5,400,000 principal amount of its 12.75% senior subordinated notes due 2004.

As a result of the early retirement of the revolving line of credit and term loans and the retirement of a portion of the 12.75% senior subordinated notes due 2004, the Company recorded in 2000 an extraordinary loss of $920,000, net of income tax benefit. This loss related to the write off of debt issuance costs associated with the bank debt and the 12.75% notes as well as the premium paid on the retirement of the 12.75% notes.

During the fourth quarter of fiscal 2000, the Company recorded approximately $19,300,000 in charges, including certain nonrecurring items that adversely impacted financial results. These charges included a $4,208,000 loss before taxes in connection with the sale of Ban, an impairment charge of $810,000 in connection with the pending sale of NORWICH Aspirin, a reserve of $5,600,000 for DEXATRIM with PPA estimated product returns, a write down of $2,788,000 for inventories of DEXATRIM with PPA, a $4,000,000 product returns reserve and a $1,331,000 inventory obsolescence reserve against the Company's SUNSOURCE products. The Company also recorded a $578,000 interest expense charge related to the termination of interest rate swaps.

In October 2000 the Company's board of directors adopted an amendment to the Company's non-contributory defined benefit pension plan ("the Plan") that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000. This action by the board of directors resulted in a curtailment gain in the Plan of $1,912,000 in 2000.

Effective December 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", issued by the American Institute of Certified Public Accountants. SOP 98-5 requires costs of start-up activities to be expensed as incurred. The initial adoption of this SOP was recorded as the cumulative effect of a change in an accounting principle. The one-time charge, net of income tax benefit, was $542,000 in fiscal 2000.

Ban-Registered Trademark- is the registered trademark of Kao Corporation.

On December 11, 2000, the Company initiated a consent solicitation and tender offer for certain of its outstanding senior subordinated notes. On January 17, 2001, the Company announced the successful completion of the consent solicitation and tender offer pursuant to which it retired $70,462,000 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397,000 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,737,000, which was provided by the proceeds of the Ban sale.

Strategically, the Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions of existing products. During fiscal 2000 the Company introduced the following line extensions/new products: DEXATRIM Natural, GOLD BOND Sensitive Skin Fragrance Free Lotion, PHISODERM Blemish Patch, BULLFROG QUIK GEL Sport Spray, BULLFROG AgeProof, BULLFROG Sparkle Block, NEW PHASE and OMNIGEST EZ. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales or earnings. As a result, the Company may experience a short-term adverse impact on its profitability.

GROWTH STRATEGY

The Company seeks to expand its business through:

ACQUISITIONS. Brand acquisitions afford the Company the opportunity to leverage its advertising and promotional capabilities and utilize existing distribution channels and, in certain instances, existing manufacturing facilities, to attain incremental sales increases accompanied by higher operating margins. The Company seeks to acquire brands with unrealized potential that have been under-marketed by larger firms or have achieved limited success by entrepenuers. The Company focuses its acquisition efforts on niche markets in the consumer products sector where it is able to gain a significant market position. As many of the Company's larger competitors rationalize their product lines or businesses, we anticipate an increase in the number and size of attractive brand acquisition opportunities.

Two recent examples of the execution of this strategy are the Company's acquisitions of:

The brands acquired from Thompson Medical in December 1998. With the topical analgesic products acquired in this purchase (SPORTSCREME, ASPERCREME, CAPZASIN and ARTHRITIS HOT), the Company became the leading marketer in the U.S. of brands in this category. Also acquired in this purchase was DEXATRIM, an appetite suppressant.

GOLD BOND in April 1996. GOLD BOND is the leading medicated powder with a rapidly growing presence in the lotion market. Annual sales of GOLD BOND have approximately doubled since the time of the acquisition, while operating margins have increased during the same period.

INTERNAL GROWTH. The Company seeks to increase its market share for its existing brands by focusing on increased market penetration and brand awareness and introducing product line extensions. Product line extensions allow the Company to maximize the value of the base brand through an increased market presence and new market entry. Recent examples of product line extensions include: DEXATRIM Natural, GOLD BOND Sensitive Skin Fragrance Free Lotion, PHISODERM Blemish Patch, BULLFROG QUIK GEL Sport Spray, BULLFROG AgeProof, BULLFROG Sparkle Block, and NEW PHASE and OMNIGEST EZ from SUNSOURCE.

DIVESTITURES. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands or reduce indebtedness.

Recent examples of the execution of this strategy are the Company's divestiture of the Ban product line of antiperspirants and deodorants in fiscal 2000 and the Cornsilk-Registered Trademark- oil control makeup brand in fiscal 1998.

Cornsilk-Registered Trademark- is the registered trademark of Del Laboratories, Inc.

PRODUCTS

The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders in their respective categories. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company competes in the following product categories: OTC health care and toiletries and skin care. The Company manufactures products accounting for approximately 70% of its sales volume at its facility in Chattanooga, Tennessee, with GOLD BOND medicated powders, the SUNSOURCE products and DEXATRIM being produced by contract manufacturers.




The Company's product brands by market segment are:

                                 OTC HEALTH CARE

                   GOLD BOND - medicated powders and lotion, antibiotic
                     ointment and anti-itch cream
                   FLEXALL - topical analgesic
                   ICY HOT - topical analgesic
                   SPORTSCREME - topical analgesic
                   ASPERCREME - topical analgesic
                   CAPZASIN - P - topical analgesic
                   CAPZASIN - HP - topical analgesic
                   ARTHRITIS HOT - topical analgesic
                   PAMPRIN - menstrual internal analgesic
                   PREMSYN PMS - premenstrual internal analgesic
                   HERPECIN-L - cold sore and fever blister balm
                   BENZODENT - topical oral analgesic
                   DEXATRIM - appetite suppressant
                   GARLIQUE - garlic extract
                   REJUVEX - menopausal supplement
                   HARMONEX - emotional and physical well-being
                   PROPALMEX - prostate health
                   MELATONEX - sleep aid
                   REPOSE - stress relief
                   NEW PHASE - menopausal supplement
                   OMNIGEST EZ - digestion aid

                            TOILETRIES AND SKIN CARE

                   PHISODERM - facial cleanser and acne medicine
                   MUDD - facial mask and cleanser
                   BULLFROG - sunscreen and sunblock
                   ULTRASWIM - chlorine removing shampoo, conditioner and
                     body wash
                   SUN-IN - spray-in hair lightener


The following table sets forth the Company's net sales attributable to domestic and international OTC health care, toiletries and skin care, other products and total products during the past three fiscal years (in thousands of dollars):


                                                                FISCAL YEAR ENDED NOVEMBER 30,
                                   ----------------------------------------------------------------------------------
                                             2000                       1999                         1998
                                   -------------------------   -------------------------   --------------------------
                                     SALES        PERCENTAGE     SALES        PERCENTAGE     SALES         PERCENTAGE
                                     -----        ----------     -----        ----------     -----         ----------
Domestic:
   OTC Health Care............     $ 146,941          58.1%    $ 167,718          56.2%    $ 114,060          51.8%
   Toiletries and Skin Care...        84,725          33.5       108,718          36.5        84,850          38.6
International:
   OTC Health Care............         6,234           2.5         4,538           1.5         3,249           1.5
   Toiletries and Skin Care...        14,344           5.7        16,932           5.7        17,004           7.7
Other Products................           455           0.2           236           0.1           901           0.4
                                   ---------         ------    ---------         ------    ---------         ------

      Total Products..........     $ 252,699         100.0%    $ 298,142         100.0%    $ 220,064         100.0%
                                   =========         ======    =========         ======    =========         ======

Ban sales included in the
  above table.................     $  61,443          24.3%    $  86,659          29.1%    $  58,664          26.7%
                                   =========          =====    =========          =====    =========          =====


OTC HEALTH CARE

The Company markets a diversified portfolio of brand name OTC health care products, many of which are among the market leaders in the U.S. in their respective categories.

The GOLD BOND brand, which is over 100 years old, competes in the adult and baby medicated powder, foot powder, therapeutic lotion, anti-itch cream and antibiotic ointment markets. GOLD BOND is the leading brand in the medicated powder category and is a rapidly growing presence in the lotion market. Total retail sales for the brand have grown from less than $28,000,000 when the brand was acquired in fiscal 1996 to over $60,000,000 in fiscal 2000. In 1997 the Company added two line extensions, GOLD BOND Foot Powder and GOLD BOND Medicated Body Lotion. GOLD BOND Antibiotic Ointment was introduced during the first quarter of 1999. The product line is heavily supported by national television and radio advertising throughout most of the year, as well as with consumer promotions. As evidenced by the success of the lotion, foot powder and ointment extensions, GOLD BOND continues to represent an opportunity for growth both through sales increases among the existing products and the introduction of line extensions.

With the acquisition of the Thompson Medical brands in late 1998, Chattem became the U.S. market leader in topical analgesics. The Company's strong market position as well as the advancing age of the U.S. population and the increasing interest in physical fitness combine to provide solid growth prospects within the topical analgesic category. FLEXALL is an aloe vera based topical analgesic used primarily by chronic pain sufferers to alleviate pain and inflammation in joints and secondarily by sufferers of muscle strain. Introduced in fiscal 1999, FLEXALL QUIK GEL, which provides fast relief without any mess, was accompanied by an advertising campaign featuring future NFL Hall of Famer Joe Montana.

Uniquely positioned as the brand that goes on "icy to dull the pain and gets hot to relax it away", ICY HOT is available in a cream, balm and stick. This dual action extra strength product appeals to younger users just entering the category as well as older consumers who want to remain active. ICY HOT Patch, concentrated pain relief that lasts for hours and is easy to apply even to the lower back, will be introduced in fiscal 2001.

Former Thompson Medical brands round out the Company's topical analgesic portfolio. ASPERCREME provides odor free relief of arthritis and other chronic pain while SPORTSCREME is targeted at serious athletes as well as "weekend warriors". CAPZASIN, which contains capsicin, the active ingredient that doctors recommend most, is focused on the arthritis sufferer looking for clinically proven relief. ARTHRITIS HOT provides relief at a value price. The Company supports the topical analgesic brands with extensive national television and radio advertising as well as targeted consumer promotions.

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

DEXATRIM is a line of appetite suppressants which was acquired in December 1998. In fiscal 2000 DEXATRIM entered the herbal diet aid category with DEXATRIM Natural. DEXATRIM Natural is a drug-free, all natural diet aid with special dual action that curbs your appetite and helps your body burn fat and calories. DEXATRIM Natural is currently available in Green Tea and Caffeine Free versions, and in an Ephedrine-Free product in fiscal 2001. DEXATRIM Natural will be supported through high levels of television and radio advertising in 2001.

As discussed in "Developments During Fiscal 2000" of this report, DEXATRIM containing PPA was discontinued as a product line in the fourth quarter of fiscal 2000.

GARLIQUE garlic tablets support cardiovascular health and are uniquely positioned in the marketplace as a "one per day" high potency garlic supplement. Most major GARLIQUE competitors require multiple daily dosages. Consumers have a high level of interest in this odorless, drug-free, all natural approach to maintaining normal cholesterol levels. GARLIQUE is currently being promoted by Larry King, the radio and television personality.

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

HARMONEX is a combination of St. John's Wort, proven to help maintain and promote emotional balance, and Siberian ginseng, an herb providing a boost to physical well-being. In clinical trials, the scientifically standardized St. John's Wort extract used in HARMONEX helped maintain a healthy emotional balance in study subjects.

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

NEW PHASE, introduced in 2000, is a unique isoflavone and herbal complex providing natural phytoestrogen support for women. NEW PHASE is carefully formulated to meet the needs of women experiencing the natural, normal change of estrogen levels and helps maintain strong bones and good cardiovascular health.

OMNIGEST EZ, also introduced in 2000, promotes healthy digestion, heading off discomforts before they start. OMNIGEST EZ contains a unique blend of seven digestive enzymes from plants that work along with the digestive enzymes produced by your own body to help in the digestion of fats, proteins, carbohydrates, cellulose and dairy product.

TOILETRIES AND SKIN CARE

The Company markets a portfolio of brand name toiletries and skin care products, many of which are among the market leaders in the U.S. in their respective categories.

PHISODERM is a line of facial cleansers developed by dermatologists which retains an ethical, troubled skin reputation. The line includes several formulas of liquid cleansers including one for infants and a bar soap. In 1999 PHISODERM added a 4-Way Daily Acne Cleanser and in 2000 a Blemish Patch to the line which have generated incremental new business to the brand. In 2000 the PHISODERM acne products enjoyed strong growth and became the product line's second largest segment. Consumer support for the brand was focused on the acne business and included advertising in teen magazines, concentrated television advertising on teen cable programs and extensive sampling. In 2001 the Company anticipates further expanding the acne portion of the business with unique line extensions.

MUDD is a line of deep cleaning clay-based products for the face. Target consumers for MUDD are women between the ages of 18 and 49. MUDD Masque is available in four formulas and is a market leader in the masque category. In 1999 the Company introduced MUDD Self-Heating Skin Cleanser which is a deep cleaning scrub product. The MUDD Self-Heating Skin Cleanser is unique because it generates heat upon contact with water to open pores for maximum deep cleansing. In 2000 the masque products enjoyed sales growth and increased market share based on expanded distribution and television advertising.

BULLFROG is the line of ultimate waterproof sunblocks for outdoor active consumers. In 1999 two new products were added to the line: BULLFROG MAGIC BLOCK, a disappearing color sunblock, and BULLFROG QUIK STICK, the highest sun protection stick with aloe and vitamin E. In 2000, three additional new products were added to the line: BULLFROG QUIK GEL Sport Spray, an active sport spray version of the most popular selling BULLFROG QUIK GEL formula, BULLFROG AgeProof, a broad spectrum UVA/UVB daily wear sunblock with Parsol 1789, and BULLFROG Sparkle Block, a disappearing color sunblock with sparkles. The Company will continue to support the brand with a comprehensive brand plan which includes an active new product program and targeted consumer advertising, promotions and sampling programs.

ULTRASWIM is a line of chlorine removing shampoos, conditioners and soaps. ULTRASWIM has a unique formula that performs chlorine removal better than any comparable hair care or skin care product on the market. The Company supports this brand through targeted print advertising to competitive, recreational and exercise swimmers and through event sponsorship with targeted sampling programs. In 2001 ULTRASWIM will be relaunched with a new hair formula and package design.

SUN-IN competes in the spray-in hair lightener segment of the hair care market. In 1999 SUN-IN introduced Super Streaks, a hair lightener in a gel form similar to a styling gel. This item, which offers the SUN-IN teen user a hair lightener with added control, has provided incremental volume to the base business. The brand is supported through strong consumer promotions executed on shelf and a seasonal radio campaign on teen radio stations.

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

The GOLD BOND, FLEXALL, PAMPRIN, PHISODERM, ULTRASWIM, SUN-IN, MUDD, ASPERCREME and DEXATRIM brands are sold in Canada. Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and skin care products. The Company's hair lightener is sold on the continent under the SPRAY BLOND trademark and in the United Kingdom as SUN-IN. MUDD, Cornsilk (through a license agreement) and ULTRASWIM are the other products sold by the Company's U.K. subsidiary in Europe.

The Company's export division services various distributors primarily located in Central and South America and the Caribbean. The Company sells various products into these markets including GOLD BOND, ICY HOT, DEXATRIM and PHISODERM.

MANUFACTURING AND QUALITY CONTROL

The Company manufactures approximately 70% of the sales volume of its products at its Chattanooga plants. GOLD BOND medicated powders, DEXATRIM and the SUNSOURCE brands are manufactured by third party contract manufacturers. The Company believes it has adequate capacity to meet anticipated demand for its products. New products that are consistent with currently manufactured products can generally be manufactured with the adaptation of existing equipment and facilities, the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see "Properties", Item 2, in this report.

The Company's third party manufacturers produce certain products including GOLD BOND medicated powders, DEXATRIM and the SUNSOURCE brands. In most cases, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of brands for us upon little or no advance notice. In each case, we believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. However, if this occurs and we cannot find other contract manufacturers, we may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in our ability to fill orders. This could adversely affect our business.

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

PRODUCT DEVELOPMENT

The Company's product development expenditures were $1,837,000, $1,839,000, and $1,369,000 in the fiscal years ended November 30, 2000, 1999 and 1998, respectively. No material customer-sponsored product development activities were undertaken during these periods. The Company expects product development expenditures to increase in fiscal 2001 due to greater emphasis on developing line extension opportunities.

The product development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of its overall strategy.

DISTRIBUTION

The Company's domestic products are sold primarily through food, drug and mass merchandiser accounts. Internationally, the products are sold by a national broker in Canada, the Company's own sales force in the United Kingdom and by distributors in Western Europe, Central and South America and the Caribbean.

Wal-Mart Stores, Inc. accounts for more than 10% of the Company's consolidated net sales. No other customer accounts for more than 10% of consolidated net sales. Boots Plc, a U.K. retailer, Shoppers Drug Mart, a Canadian retailer, and Continental Export Corporation, a Miami based export distributor, account for more than 10% of the international consumer products sales in their respective regions.

The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

The Company does not generally experience wide variances in the amount of inventory it maintains. Inventory levels were increased during fiscals 1996-1999 largely as a result of product acquisitions and line extensions in those years. The decline in inventories in 2000 was largely the result of the sale of Ban and write downs for DEXATRIM with PPA and SUNSOURCE inventories. Although not contractually obligated to do so, in certain circumstances the Company allows its customers to return unsold merchandise and, for seasonal products, the Company provides extended payment terms to its customers.

MARKETING

The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 42.3%, 39.5%, and 39.3%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 2000, 1999 and 1998.

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

The Company develops for each of its major brands advertising strategies and executions that sell the product by focusing on the particular strengths and market position of the product rather than just entertaining the viewer. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies. Additionally, working with its outside media agencies, the Company pursues a strategy for buying spot and cable television as well us network radio that it believes results in significant efficiencies as compared to traditional media buying methods. New product launches are supported with a substantial level of advertising and promotional spending. We often use celebrity endorsements to increase awareness of our products, such as Larry King's endorsement of GARLIQUE and Joe Montana's endorsement of FLEXALL. Where appropriate, we use radio and print advertising and 15-second television advertisements. In our advertisements, we have successfully used personal testimonials from individuals attesting to the effectiveness of our products.

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


SEASONALITY

Seasonality is an important factor affecting the operations of the Company. During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products, the seasonality of BULLFROG and SUN-IN, and lower levels of promotional campaigns during this quarter.


COMPETITION

The Company competes in the OTC health care and toiletries and skin care markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, price, brand loyalty and consumer acceptance. Our competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly competitive in certain of the Company's product markets. Our products continue to compete for shelf space among retailers which are increasingly consolidating.


TRADEMARKS AND PATENTS

Our trademarks are of material importance to our business and are among our most important assets. In fiscal year 2000, substantially all of our net sales were from products bearing proprietary brands names, including Ban (which was sold in September 2000), GOLD BOND, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM, DEXATRIM and BULLFROG. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND and DEXATRIM.

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

The Company also owns patents related to the ICY HOT stick topical analgesics, which expire in 2007. After expiration of the patents, the Company expects that this product will continue to compete in the market primarily on the basis of the goodwill associated with the brand.


GOVERNMENT REGULATION

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including, but not limited to:

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


These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, OTC and prescription drugs, medical devices and cosmetics. The regulations that are promulgated by the FDA relating to the manufacturing process are known as current good manufacturing practices, or GMP's. In addition, the FTC has overlapping jurisdiction with the FDA to regulate the promotion and advertising of OTC pharmaceutical, dietary supplement and functional toiletries and skin care products.

All of the Company's OTC drug products are regulated pursuant to the FDA's monograph system for OTC drugs. The monographs set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products, such as topical analgesics. Compliance with the monograph provisions means that the product is generally recognized as safe and effective and is not misbranded. Products that comply with monograph standards do not require pre-market approval from the FDA. Future changes in the monographs could result in the Company having to revise product labeling and formulations, which would require the submission of a new drug application or abbreviated new drug application.

The Company responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While the Company addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. The Company has been actively monitoring the process and does not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. The Company believes that any adverse finding by the FDA would likewise affect the Company's principal competitors in the menstrual product category.

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

DSHEA provides for specific nutritional labeling requirements for dietary supplements effective January 1, 1997, and the FDA's final regulations require that all dietary supplements must be labeled in compliance with the regulations no later than March 23, 1999. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA has adopted a final regulation, effective February 7, 2000, distinguishing between permitted claims and impermissible disease-related claims for dietary supplements. The Company anticipates that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods.

The FDA has finalized some of its regulations to implement DSHEA, including those relating to nutritional labeling requirements and nutritional support claims. The FDA also has under development additional regulations and guidelines to implement DSHEA. Newly adopted and future regulations may require expanded or different labeling for our vitamin and nutritional products. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the recall, reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety. Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacture of our products, including warning letters, product recalls and seizures, injunctions or criminal prosecution.

As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected. In December 1998, the FDA conducted an inspection of one of our manufacturing facilities in Chattanooga, Tennessee. In connection with that inspection, the FDA observed certain processes and procedures that needed to be changed or improved. The Company has responded to the FDA's concerns and believes that it has implemented changes that address and satisfy the FDA's observations. No further contact by the FDA has been made to date, but the Company expects a follow-up visit by FDA personnel in the future.

In 1994, the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association ("CHPA")) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA, the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which were also part of the study. In May 2000, the results of the Yale Study were filed with the FDA. The investigators concluded that the results of the Yale Study suggest that PPA increases the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of this study. The CHPA questioned the execution of the Yale Study and disagreed with its conclusions.

On October 19, 2000, a NDAC, commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, the Company announced on November 7, 2000 its decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA. To date, the FDA has not issued any final determination concerning PPA or products containing PPA.

The NDAC'S determination and the FDA's request to voluntarily cease marketing DEXATRIM with PPA may increase the likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against the Company. While the Company maintains product liability insurance through third party insurers that it believes to be adequate, there can be no assurance that such coverage will be sufficient to satisfy such claims.

Certain states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of over-the-counter (OTC) sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per-transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. In such states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, and civil or criminal fines or other penalties.

The Company was notified in October, 2000 that the FDA denied the citizens petition submitted by Thompson Medical Company, Inc., previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. In the same correspondence the FDA recommended that the Company meet with the FDA to agree on an acceptable clinical study protocol to determine the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. The Company cannot predict the timing or outcome of any FDA decision on the proposed protocol, although an agreement is not expected to occur until at least the middle of fiscal 2001. If the study protocol is approved, the Company expects that it will take one to two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status. The Company is working to develop alternate formulas for SPORTSCREME and ASPERCREME in the event that clinical data does not support the efficacy of trolamine salicylate.


ENVIRONMENTAL

The Company continuously assesses compliance of its operations with applicable federal, state and local environmental laws and regulations. The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing sites utilize chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various government agencies, and has engaged environmental consultants on a regular basis to assist its compliance efforts. The Company is currently in substantial compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

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

PRODUCT LIABILITY AND INSURANCE

An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or by others. Except as set forth in Item 3, "Legal Proceedings", of this Form 10-K, the Company is not aware of any material claims pending or threatened against the Company or its products that if adversely decided would negatively affect us. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance, principally through third party insurers, that it believes to be adequate; however, there can be no assurance that it will be able to retain its existing coverage or that such coverage will be cost-justified or sufficient to satisfy future claims, if any. The NDAC's determination and the FDA's request to voluntarily cease marketing DEXATRIM with PPA has increased the likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against the Company.

EMPLOYEES

The Company employs approximately 381 persons on a full-time basis in the U.S. and 34 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

RISK FACTORS

The Company's business is subject to a number of risks. Some of those risks are described in "Competition," "Governmental Regulation" and "Manufacturing and Quality Control" included in this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

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

     RELIANCE ON BRANDS; INTELLECTUAL PROPERTY CONCERNS

If the Company is unable to successfully protect its intellectual property, the Company's business could be adversely affected. The Company's trademarks are of material importance to its business and are among its most important assets. In fiscal year 2000, substantially all of the Company's net sales were from products bearing proprietary brand names, including Ban (which was sold in September 2000), GOLD BOND, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM and DEXATRIM. Accordingly, the Company's future success may depend in part upon the goodwill associated with its brand names, particularly GOLD BOND and DEXATRIM.

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


     RISK OF LOSS OF MATERIAL CUSTOMER

For the year ended November 30, 2000, sales to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 24% of the Company's total sales. Consistent with industry practice, the Company does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The Company's business would be adversely affected by the loss of Wal-Mart as a continuing major customer. No other customer accounted for more than 10% of the Company's sales in fiscal 2000.

     PUBLIC PERCEPTION

The Company's dietary supplement and appetite suppressant business could be adversely affected if any of its products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of its products or any similar products. In 2000, the NDAC report and the FDA request that the Company voluntarily cease marketing DEXATRIM with PPA were widely reported in the media. There can be no assurance that DEXATRIM products which do not contain PPA will not suffer from negative public perception, which could adversely affect the ongoing DEXATRIM business.

The Company's dietary supplements products contain vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as directed by the Company and that various scientific studies have suggested may offer health benefits. While the Company conducts extensive quality control testing on its products, the Company generally does not conduct or sponsor clinical studies relating to the benefits of its products, although the Company did conduct a limited number of clinical studies in 2000. The Company is highly dependent upon consumers' perception of the overall integrity of the dietary supplements business, as well as the safety and quality of products in that industry and similar products distributed by other companies which may not adhere to the same quality standards as the Company.

In the past and particularly in 2000, appetite suppressants, including DEXATRIM, have been the subject of negative press that has affected the public's perception of these products. The Company will market and advertise DEXATRIM that does not contain PPA as safe and effective to offset its past negative perception, but there can be no assurance that DEXATRIM or any of the Company's products will not suffer from negative public perception.


     DEPENDENCE ON THIRD PARTY MANUFACTURERS

The Company's business could be adversely affected if its third party manufacturers cease to perform adequately. The Company uses third party manufacturers to make products representing approximately 30% of its sales volume, including GOLD BOND medicated powders, the SUNSOURCE line and DEXATRIM. In most cases, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of products for the Company or increase their manufacturing costs upon little or no advance notice. In any case, the Company believes that it could find other contract manufacturers quickly if any of its current contractors cease to perform adequately. However, if this occurs and the Company cannot find other contract manufacturers, the Company may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in the Company's ability to fill orders. This could adversely affect the Company's business.


     PRODUCT LIABILITY AND INSURANCE

The Company is constantly at risk that consumers and users of its products will bring lawsuits alleging product liability. Except as disclosed in "Legal Proceedings", Item 3 in this Report, the Company is not aware of any claims pending against it or its products that if adversely decided would materially adversely effect its business. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that these precautions will enable the Company to avoid significant product liability exposure in the future. The Company maintains product liability insurance through third party providers. The Company believes its insurance coverage is adequate; however, there can be no assurance that the Company will be able to retain its existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. The NDAC's determination and the FDA's request to voluntarily cease marketing DEXATRIM with PPA have increased the likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against the Company.


     LEVERAGE

As of November 30, 2000, the Company's long-term debt was $304,077,000. The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited or become impaired; (ii) while the Company's indebtedness is currently at fixed interest rates, in the future a portion of the Company's borrowings may be at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates; and (iii) such indebtedness contains and will contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.


Shortly after the end of fiscal 2000, the Company initiated a consent solicitation and tender offer for its outstanding senior subordinated debt, which resulted in the retirement of $77,859,000 of its long-term debt. After the conclusion of the tender offer, the Company's long-term debt was $226,302,000.

     DEPENDENCE ON SENIOR MANAGEMENT

The Company's future performance will depend to a significant degree upon the efforts and abilities of certain members of senior management, in particular those of Zan Guerry, Chairman of the Board and Chief Executive Officer, and A. Alexander Taylor, II, President and Chief Operating Officer. The loss of the services of either Messrs. Guerry or Taylor, each of whom has an employment agreement with the Company, could have an adverse effect on the Company's business.

     RISKS OF FOREIGN OPERATIONS

For the year ended November 30, 2000, 8.1% of the Company's net sales were attributable to its international business. The Company is subject to the risk of doing business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States dollar against foreign currencies, which could increase the price of the Company's products in foreign markets or increase the cost of certain raw materials purchased by the Company, delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax treatment and the burden of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing. Although the Company has not to date experienced any material adverse effect as a result of such factors, there can be no assurance that such factors will not adversely affect the Company in the future. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

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

ITEM 2.  PROPERTIES

The Company's headquarters and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. The Company's primary production facilities are in close proximity to the Company's headquarters on land owned by the Company. The Company leases its primary warehouse and distribution centers in Chattanooga, Tennessee for its domestic consumer products. The following table describes in detail the principal properties owned and leased by the Company:

                                             Total Area    Total Buildings                                    Square
                                               (Acres)      (Square Feet)            Use                        Feet
                                             ----------    ---------------    -----------------------         -------
Owned Properties:
   Chattanooga, Tennessee                       10.0           120,700        Manufacturing                    80,000
                                                                              Office & Administration          40,700
   Chattanooga, Tennessee                        8.5            68,300        Manufacturing
                                                                                & Warehousing                  50,600
                                                                                Office                         17,700
Leased Properties:
   Chattanooga, Tennessee (1)                    3.1           135,200        Warehousing                     103,800
   Chattanooga, Tennessee (2)                    0.1             3,800        Warehousing &
                                                                                Manufacturing                  35,200
   Chattanooga, Tennessee (3)                    3.1           135,000        Warehousing                     125,000
                                                                              Office                           10,000
   Mississauga, Ontario, Canada (4)              0.3            20,015        Warehousing                      15,515
                                                                              Office & Administration           3,000
                                                                              Packaging                         1,500
   Basingstoke, Hampshire, England (5)           0.5            21,900        Warehousing                      13,900
                                                                              Office & Administration           6,500
                                                                              Packaging                         1,500

NOTES:

 (1) Leased on a month-to-month basis for a monthly rental of $34,547. A twelve month termination notice is required.
 (2) Leased on a month-to-month basis for a monthly rental of $1,575.
 (3) Leased under a two year lease ending January 31, 2001 for a monthly rental of $33,750.
 (4) Leased under a lease ending November 30, 2004 at a monthly rental, including property taxes and other incidentals, of approximately $8,838.
 (5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $15,765.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

ITEM 3.  LEGAL PROCEEDINGS

Note 10 of the Notes to Consolidated Financial Statements beginning on page 38 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The information found on pages 21 and 36 to 37 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information found on page 20 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information found on pages 9 to 19 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information found on pages 20 to 56 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a) DIRECTORS

         The information found in the Company's 2001 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.


         (b)  EXECUTIVE OFFICERS

         The following table lists the names of the executive officers and other key employees of the Company as of February 23, 2001, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:


          NAME                    AGE      POSITION WITH REGISTRANT                          FIRST ELECTED
--------------------------        ---      ------------------------                          -------------
Zan Guerry                         52      Chairman of the Board and                             1990
                                             Chief Executive Officer; Director

A. Alexander Taylor II             47      President and Chief Operating Officer;                1998
                                           Director

Andrea M. Crouch                   42      Vice-President - Toiletries Marketing                 1995

Ron Galante                        56      Vice-President - New Business Development             1993

Christopher S. Keller              31      Director of Finance                                   2000

Richard W. Kornhauser              46      Vice-President - OTC and SUNSOURCE                    2000
                                           Marketing

Robert S. Marshall                 35      Vice-President - Marketing                            2000

Elaine M. Morefield, Ph.D.         43      Vice-President - Research and Development             2000

B. Derrill Pitts                   57      Vice-President - Operations                           1984

Charles M. Stafford                50      Vice-President - Sales                                1994



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

Mr. Keller joined the Company in 2000. Previously he held the position of Business Analyst with Dyson-Kissner-Moran Corporation. He worked in investment management and private equity from 1992 to 1997.

Mr. Kornhauser joined the Company in 2000 as Vice President-OTC and SUNSOURCE. Prior to joining the Company, Mr. Kornhauser served as Vice President Group Marketing Director with Combe Incorporated from October 1990 until May 2000. Previously he held sales, marketing and advertising positions with American Home Products, Revlon, Ted Bates, and Del Laboratories.

Mr. Marshall joined the Company in 1994 as a Brand Manager. In 1995 he was promoted to Group Marketing Manager in Toiletries, in 1996 to Vice President-OTC Marketing and in 2000 to his current position. Previously he worked in brand management at Procter & Gamble. He was denoted an executive officer of the Company in January 1999.

Dr. Morefield joined the Company in 2000 as Vice President-Research and Development. She has sixteen years of pharmaceutical research and development experience. Her most recent position was Director of Formulation Development for the Whitehall-Robins division of American Home Products.

Mr. Pitts is a long-term employee and has served in all manufacturing operation disciplines since joining Chattem in 1966. He was promoted to Vice President in 1984 and was denoted an executive officer of the Company in January 1999.

Mr. Stafford was appointed to his present position in June 1994. Previously he served as Director of Field Sales and Zone Sales Manager. Prior to joining the Company in 1983, Mr. Stafford held sales management positions with Johnson & Johnson and Schering Plough. He was denoted an executive officer of the Company in January 1999.

         (c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information found in the Company's 2001 Proxy Statement under the heading "Section 16(a) Beneficial Reporting Compliance" is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information found in the Company's 2001 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found in the Company's 2001 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORMS 8-K

         (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Report
         are incorporated by reference from pages 22 to   of the Company's 2000
         Annual Report to Stockholders.

              2. The following documents are filed or incorporated by reference as exhibits to this report:

                 Exhibit
                 Number                 Description of Exhibit                        References
                 -------                ----------------------                        ----------
                 3            Restated Charter of Chattem, Inc., as
                              amended                                                   (13)

                              Amended and Restated By-Laws of
                              Chattem, Inc.                                              (1)

                 4            Rights Agreement dated January 27,  2000
                              between Chattem, Inc. and SunTrust Bank,
                              Atlanta, N.A.                                              (2)

                              Form of Indenture dated August 3, 1994
                              between Chattem, Inc. and SouthTrust
                              Bank of Alabama, N.A. relating to the
                              12.75% Series B Senior Subordinated
                              Notes due 2004                                             (3)

                              Following Amendments to and Supplemental
                              Indentures to Form of Indenture dated
                              August 3, 1994 between Chattem, Inc. and
                              SouthTrust Bank of Alabama, N.A. relating to the 12.75% Series B Senior
                              Subordinated Notes due 2004: First, dated May 23,
                              1995; Second, dated March 19, 1998; Third, dated
                              December 27, 2000

                              Form of Indenture dated March 24, 1998
                              between Chattem, Inc. and SouthTrust Bank
                              of Alabama, N.A. relating to the 8.875%
                              Senior Subordinated Notes due 2008                         (4)

                              First Amendment and Supplemental
                              Indenture dated January 3, 2001 to Form
                              of Indenture dated March 24, 1998 between
                              Chattem, Inc. and SouthTrust Bank of
                              Alabama, N.A. relating to the 8.875%
                              Senior Subordinated Notes due 2008.

                 10           Material Contracts -

                              Lease Agreements, as amended, dated
                              February 1, 1996 between Tammy
                              Development Company and Chattem,                       (5) and (6)
                              Inc. for warehouse space at 3100
                              Williams Street, Chattanooga, Tennessee



                 Exhibit
                 Number                 Description of Exhibit                        References
                 -------                ----------------------                        ----------
                              Asset Purchase Agreement dated June 6,
                              1996 between Campbell Laboratories,
                              Inc., seller, and Chattem, Inc. and Signal
                              Investment & Management Co.,
                              purchasers, for the HERPECIN-L
                              business                                                   (6)

                 10           Asset Purchase and Sale Agreement dated
                              May 23, 1997 by and among Chattem,
                              Inc., Signal Investment & Management
                              Co., and Sunsource International, Inc.
                              and Mindbody, Inc. (without schedules
                              and exhibits) for the SUNSOURCE
                              business                                                   (7)

                              First Amended and Restated Master
                              Trademark License Agreement between
                              Signal Investment & Management Co.
                              and Chattem, Inc., effective
                              June 30, 1992                                              (8)

                              Chattem, Inc. Non-Statutory Stock
                              Option Plan- 1998                                          (8)

                              Asset Purchase Agreement dated
                              February 22, 1998  by and among
                              Bristol-Myers Squibb Company, Chattem,
                              Inc. and Signal Investment &
                              Management Co. for the Ban business                        (9)

                              Asset Purchase and Sale Agreement dated
                              May 12, 1998 by and among Chattem,
                              Inc., Signal Investment & Management
                              Co. and Del Laboratories, Inc for the
                              sale of the Cornsilk business                              (10)

                              Commercial Lease dated April 1, 1998
                              between Chattem, Inc., lessee, and Kenco
                              Group, Inc., lessor, for warehouse space
                              Located at 4309 Distribution Avenue,
                              Chattanooga, Tennessee.                                    (11)

                              Purchase and Sale Agreement dated
                              November 16, 1998 by and among Thompson
                              Medical Company, Inc., Chattem, Inc. and
                              Signal Investment & Management Co. for
                              certain products                                           (12)



                 Exhibit
                 Number                 Description of Exhibit                        References
                 -------                ----------------------                        ----------
                 10           Termination Agreement dated November 30,
                              1999 to SUNSOURCE Asset Purchase and Sale
                              Agreement dated May 23, 1997                               (13)

                              Chattem, Inc. Non-Statutory Stock Option
                              Plan - 2000                                                (13)

                              Asset Sale Agreement dated August 24,
                              2000 by and among The Andrew Jergens
                              Company, Chattem, Inc. and Signal
                              Investment & Management Co. for the Ban
                              business.                                                  (14)

                              Form of Employment Agreements-
                                    Zan Guerry
                                    A. Alexander Taylor II

                              Form of Amended and Restated Severance
                                Agreements-
                                  Zan Guerry
                                  A. Alexander Taylor II

                              Form of Amended and Restated Non-Competition
                                and Severance Agreements-
                                     Andrea M. Crouch
                                     Ron Galante
                                     Christopher S. Keller
                                     Richard W. Kornhauser
                                     Robert S. Marshall
                                     Elaine M. Morefield
                                     B. Derrill Pitts
                                     Charles M. Stafford

                 11           Computation of Per Share Earnings

                 13           2000 Annual Report to Shareholders of
                               Chattem, Inc.

                 21           Subsidiaries of the Company

                 23           Consent of Independent Public
                               Accountants

REFERENCES:

Previously filed as an exhibit to and incorporated by reference from:

         (1)  Form 8-K dated February 1, 2000.

         (2)  Form 8-A dated February 1, 2000.

         (3)  Form S-2 Registration Statement (No. 33-80770).

         (4)  Form S-4/A Registration Statement (No. 333-53627).

         (5)  Form 10-K for the year ended November 30, 1995.

         (6)  Form 10-K for the year ended November 30, 1996.

         (7)  Form 8-K dated June 26, 1997.

         (8)  Form 10-K for the year ended November 30, 1997.

         (9)  Form 8-K dated March 24, 1998.

         (10) Form 8-K dated May 12, 1998.

         (11) Form 10-K for the year ended November 30, 1998.

         (12) Form 8-K dated December 21, 1998.

         (13) Form 10-K for the year ended November 30, 1999.

         (14) Form 8-K dated September 15, 2000.


(b) Form 8-K dated September 15, 2000, relating to the sale of the Ban brand, was filed with the Securities and Exchange Commission during the three months ended November 30, 2000.

(c) The Financial Statements and related report of independent public accountants required to be filed with this report pursuant to Rule 3-10(a) of Article 3 of Regulation S-X are incorporated by reference from pages 8 to 15 of Signal Investment & Management Co.'s Form 10-K for the fiscal year ended November 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 23, 2001              CHATTEM, INC.

                                       By: /s/ ZAN GUERRY
                                          --------------------------------------
                                           Zan Guerry
                                               Title: Chairman and Chief
                                                      Executive Officer

                                       By: /s/ CHRISTOPHER S. KELLER
                                          --------------------------------------
                                           Christopher S. Keller
                                               Title: Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        Signature                       Title                       Date
----------------------------   ------------------------            -------

/s/ Zan Guerry                 Chairman of the Board               2-23-01
----------------------------   and Director
Zan Guerry                     (Chief Executive Officer)


/s/ A. Alexander Taylor II     President and Director              2-23-01
----------------------------   (Chief Operating Officer)
A. Alexander Taylor II


/s/ Louis H. Barnett           Director                            2-23-01
----------------------------
Louis H. Barnett


/s/ Robert E. Bosworth         Director                            2-23-01
----------------------------
Robert E. Bosworth


/s/ Richard E. Cheney          Director                            2-23-01
----------------------------
Richard E. Cheney


/s/ Scott L. Probasco, Jr.     Director                            2-23-01
----------------------------
Scott L. Probasco, Jr.


/s/ Philip H. Sanford          Director                            2-23-01
----------------------------
Philip H. Sanford

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER             DESCRIPTION OF EXHIBIT
     -------            ----------------------
       4.1              Amendments to and Supplemental Indentures to Form of
                        Indenture dated August 3, 1994 relating to the 12.75%
                        Series B Senior Subordinated Notes due 2004

       4.2              First Amendment to and Supplemental Indenture to
                        Form of Indenture dated March 24, 1998 relating to the 8.875% Senior Subordinated Notes due 2008

       10.1             Form of Employment Agreements--
                          Zan Guerry
                          A. Alexander Taylor II

       10.2             Form of Amended and Restated Severance Agreements
                          Zan Guerry
                          A. Alexander Taylor II

       10.3             Form of Amended and Restated Non-Competition and Severance
                        Agreements--
                          Andrea M. Crouch
                          Ron Galante
                          Christopher S. Keller
                          Richard W. Kornhauser
                          Robert S. Marshall
                          Elaine M. Morefield
                          B. Derrill Pitts
                          Charles M. Stafford

       11               Computation of per share earnings

       13               2000 Annual Report to Shareholders of Chattem, Inc.

       21               Subsidiaries of the Company

       23               Consent of Independent Public Accountants