Form 10-Q
period 2001-02-28
CHATTEM INC
filed 2001-04-12
CIK 19520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q




                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
                          COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 12, 2001, 8,867,751 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

                                  CHATTEM, INC.

                                      INDEX


                                                                         PAGE NO.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of February 28, 2001 and
      November 30, 2000 ...................................................    3

    Consolidated Statements of Income for the Three
      Months Ended February 28, 2001 and February 29, 2000.................    5

    Consolidated Statements of Cash Flows for the Three Months Ended
      February 28, 2001 and February 29, 2000..............................    6

    Notes to Consolidated Financial Statements.............................    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations..............................................   18

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................   25

SIGNATURES.................................................................   26

EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           FEBRUARY 28,          NOVEMBER 30,
ASSETS                                                                         2001                  2000
------                                                                   ----------------      ----------------
                                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................................. $         37,581      $        102,534
  Accounts receivable, less allowance for doubtful accounts of $1,075 at
   February 28, 2001 and $1,025 at November 30, 2000....................           31,977                40,691
  Refundable and deferred income taxes..................................           12,401                12,401
  Inventories...........................................................           16,085                15,052
  Prepaid expenses and other current assets.............................            1,214                   884
                                                                            -------------         -------------
    Total current assets                                                           99,258               171,562
                                                                            -------------         -------------

PROPERTY, PLANT AND EQUIPMENT, NET .....................................           26,753                27,059
                                                                            -------------         -------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net...........          190,737               191,980
  Debt issuance costs, net..............................................            8,771                 8,829
  Other.................................................................            1,954                 2,646
                                                                            -------------         -------------
    Total other noncurrent assets.......................................          201,462               203,455
                                                                            -------------         -------------
      TOTAL ASSETS......................................................   $      327,473        $      402,076
                                                                            =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               FEBRUARY 28,          NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                               2001                  2000
------------------------------------                                        ------------------    ------------------
                                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable.....................................................     $            5,826    $            8,790
  Payable to bank......................................................                  1,416                 1,529
  Accrued liabilities..................................................                 33,041                35,214
                                                                             -----------------     -----------------
    Total current liabilities..........................................                 40,283                45,533
                                                                             -----------------     -----------------

LONG-TERM DEBT........................................................                 226,306               304,077
                                                                             -----------------     -----------------
DEFERRED INCOME TAXES ................................................                  12,916                12,919
                                                                             -----------------     -----------------
OTHER NONCURRENT LIABILITIES .........................................                   1,916                 1,894
                                                                             -----------------     -----------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued........................................................                     --                    --
  Common shares, without par value, authorized 50,000, issued 8,868 at
    February 28, 2001 and 8,861 at November 30, 2000...................                  1,846                 1,845
  Paid-in surplus......................................................                 64,608                64,443
  Accumulated deficit..................................................                (18,318)              (26,463)
                                                                             -----------------     -----------------
                                                                                        48,136                39,825
  Cumulative other comprehensive income - foreign currency translation
     adjustment .......................................................                 (2,084)               (2,172)
                                                                             -----------------     -----------------
     Total shareholders' equity........................................                 46,052                37,653
                                                                             -----------------     -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................      $         327,473     $         402,076
                                                                             =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands, except per share amounts)

                                                                           FOR THE THREE MONTHS ENDED
                                                                        FEBRUARY 28,          FEBRUARY 29,
                                                                           2001                  2000
                                                                      -----------------     -----------------
NET SALES..........................................................   $          47,420     $          62,371
                                                                      ------------------    -----------------
COSTS AND EXPENSES:
  Cost of sales....................................................              12,484                16,682
  Advertising and promotion........................................              21,065                23,582
  Selling, general and administrative..............................               7,510                 7,403
                                                                      ------------------    -----------------
    Total costs and expenses.......................................              41,059                47,667
                                                                      ------------------    -----------------
INCOME FROM OPERATIONS ............................................               6,361                14,704
                                                                     -------------------   ------------------
OTHER INCOME (EXPENSE):
  Interest expense.................................................              (6,504)               (8,974)
  Investment and other income, net.................................               1,089                    74
                                                                     -------------------   -------------------
    Total other income (expense)                                                 (5,415)               (8,900)
                                                                     -------------------   -------------------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND CHANGE IN
  ACCOUNTING PRINCIPLE.............................................                 946                 5,804

PROVISION FOR INCOME TAXES.........................................                 360                 2,196
                                                                     -------------------   -------------------
INCOME BEFORE EXTRAORDINARY GAIN
  AND CHANGE IN ACCOUNTING PRINCIPLE...............................                 586                 3,608

EXTRAORDINARY GAIN ON EARLY
  EXTINGUISHMENT OF DEBT, NET OF INCOME TAXES......................               7,559                    --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME
  TAX BENEFIT......................................................                  --                  (542)
                                                                     -------------------   -------------------
NET INCOME                                                            $           8,145     $           3,066
                                                                      ==================    =================

NUMBER OF COMMON SHARES:
  Weighted average outstanding - basic ............................               8,867                 9,693
                                                                      ==================    =================
  Weighted average and dilutive potential outstanding..............               8,889                 9,861
                                                                      ==================    =================

NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
   Income before extraordinary gain and change in
      accounting principle..........................................  $             .07     $             .37
   Extraordinary gain...............................................                .85                    --
   Change in accounting principle...................................                 --                  (.05)
                                                                     -------------------   -------------------
    Total basic ....................................................  $             .92     $             .32
                                                                      ==================    =================
  Diluted:
   Income before extraordinary gain and change in
      accounting principle..........................................   $            .07     $             .37
   Extraordinary gain...............................................                .85                    --
   Change in accounting principle...................................                 --                  (.06)
                                                                     -------------------   -------------------
     Total diluted..................................................   $            .92     $             .31
                                                                      ==================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                             FOR THE THREE MONTHS ENDED
                                                                         FEBRUARY 28,           FEBRUARY 29,
                                                                             2001                  2000
                                                                         --------------         ------------
 OPERATING ACTIVITIES:
  Net income...........................................................  $      8,145           $    3,066
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................         2,533                3,742
      Extraordinary gain on early extinguishment of debt, net..........        (7,559)                  --
      Cumulative effect of change in accounting principle, net.........            --                  542
      Other, net.......................................................            29                   29
      Changes in operating assets and liabilities, net of product divestiture:
        Accounts receivable............................................         8,714                3,171
        Inventories....................................................        (1,033)              (1,632)
        Prepaid expenses and other current assets......................           340                  511
        Accounts payable and accrued liabilities.......................        (9,838)                 194
                                                                         --------------         ------------
           Net cash provided by operating activities...................         1,331                9,623
                                                                         --------------         ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........................          (332)              (2,814)
  Additions to trademarks and other product rights.....................          (203)                 (20)
  Increase in other assets, net........................................           (32)                (122)
                                                                         --------------         ------------
           Net cash used in investing activities.......................          (567)              (2,956)
                                                                         --------------         ------------
FINANCING ACTIVITIES:
  Repayment of long-term debt..........................................       (61,644)              (8,500)
  Payment of consent fees related to repayment of long-term debt.......        (3,293)                  --
  Payment of other costs related to repayment of long-term debt........          (699)                  --
  Proceeds from long-term debt.........................................            --                6,500
  Proceeds from exercise of stock options..............................             4                  190
  Repurchase of common shares..........................................            --               (1,954)
  Change in payable to bank............................................          (113)              (2,558)
  Deferred debt issuance costs.........................................            --                 (158)
                                                                         --------------         ------------
           Net cash used in financing activities.......................       (65,745)              (6,480)
                                                                         --------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...........            28                  (14)
                                                                         --------------         ------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period...................................       (64,953)                 173
  At beginning of period...............................................       102,534                2,308
                                                                         --------------         ------------
  At end of period.....................................................  $     37,581           $    2,481
                                                                         ==============         ============
SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
  Additions to trademarks and other product rights by assumption
     of certain liabilities............................................  $         --           $      266

PAYMENTS FOR:
  Interest.............................................................   $     3,806           $    3,363
  Taxes................................................................   $       191           $    3,994

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form-10K for the year ended November 30, 2000. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter ("OTC") health care and toiletries and skin care products. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

3. Inventories consisted of the following at February 28, 2001 and November 30, 2000:

                                                                2001             2000
                                                           ------------      ------------
          Raw materials and work in process..............  $      5,845      $      6,793
          Finished goods.................................        12,228            10,247
          Excess of current cost over LIFO values........        (1,988)           (1,988)
                                                           --------------    --------------
              Total inventories                             $    16,085       $    15,052
                                                           ==============    ==============

4. Accrued liabilities consisted of the following at February 28, 2001 and November 30, 2000:

                                                                2001             2000
                                                           ------------      ------------
          Income and other taxes ........................   $      4,147    $          --
          Salaries, wages and commissions ...............          1,315            1,103
          Advertising and promotion .....................         10,229            7,663
          Interest.......................................          8,180            5,810
          Product acquisitions and divestitures..........          2,155           10,413
          Allowance for product returns..................          5,690            9,600
          Other..........................................          1,325              625
                                                            ------------      ------------
              Total accrued liabilities..................   $     33,041     $     35,214
                                                            ============      ============

5. Comprehensive income consisted of the following components for the three months ended February 28, 2001 and February 29, 2000, respectively:

                                                                2001       2000
                                                              -------    -------
                  Net income...............................   $8,145     $3,066
                  Other - foreign currency
                     translation ajustment.................       88        (34)
                                                              -------    -------
                       Total comprehensive income..........   $8,233     $3,032
                                                             ========   ========

6. Effective December 1, 1999 the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities", issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-5 requires costs of start-up activities to be expensed as incurred. The initial adoption of this SOP was recorded as the cumulative effect of a change in accounting principle. The one-time charge, net of income tax benefit, was $542, or $0.06 per diluted share.

7. In fiscal 1999 and 2000 the Company's board of directors authorized repurchases of the Company's common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,049,000 shares at a cost of $13,401 have been reacquired through February 28, 2001, leaving $6,599 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indentures with respect to which its senior subordinated notes were issued. The repurchased shares were retired and returned to unissued. No shares were repurchased in the first quarter of fiscal 2001.

8. On September 15, 2000 the Company completed the sale of its Ban(R) product line to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the sale agreement the Company received $160,000 cash at closing, plus the right to receive up to an additional $6,500 in future payments based upon sales levels of Ban in 2001 and 2002. Concurrent with the closing of the sale of Ban, the Company used $52,194 of the net proceeds to retire all of the outstanding balances of the Company's revolving line of credit and term loans and accrued interest thereon, with the balance of the net proceeds being retained by the Company.

9. On December 11, 2000 the Company initiated a consent solicitation and tender offer for certain of its outstanding senior subordinated notes. On January 17, 2001 the Company announced the successful completion of the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,559, net of income taxes, was recognized in the first quarter of fiscal 2001.

10. The Company has been named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Professions Code Section 1700 ET SEQ. Violations of either Proposition 65 or Business & Profession Code 1700 ET SEQ. render a defendant liable for civil penalties of up to $2.5 per day per violation.

     The Company has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON, et al v. BRISTOL-MYERS SQUIBB CO., et al., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that the Company violated Proposition 65 by selling to California consumers without a warning topical skin care product containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Sections 17200 ET SEQ., 17500 ET SEQ., and the Civil Code
     Section 1750 ET SEQ. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

     The plaintiffs in the two separate actions have been granted leave by the court to file separate amended complaints that would include a claim based upon the allegation that zinc oxide allegedly also contains cadmium. The plaintiffs were granted leave to file a consolidated amended complaint by April 4, 2001.

     The Company intends to vigorously defend these claims. At this stage of the proceedings, it is not possible to determine the outcome of these matters or the effect of their resolution on the Company's financial position or operating results. Management believes that the Company's defenses will have merit; however, there can be no assurance that the Company will be successful in its defense or that these lawsuits will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position.

     In 1994, the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large-scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using phenylpropanolamine ("PPA"), the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which were also part of the Study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the Yale Study suggest that PPA may increase the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of the study. The CHPA has questioned the execution of the Yale Study and disagreed with its conclusions.

     On October 19, 2000 a Nonprescription Drugs Advisory Committee ("NDAC"), commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight loss. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, the Company announced on November 7, 2000 its decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA. As a result of these decisions, the Company recorded allowances for product returns of $5,600 and inventory write-offs of $2,788. Through February 28, 2001 the Company has charged $2,997 and $107 against the allowances for product returns and inventory write-offs, respectively. To date, the FDA has not issued any final determinations concerning PPA or products containing PPA in connection with the foregoing.

     The NDAC's determination and the FDA's request to voluntarily cease marketing DEXATRIM with PPA may increase the potential for additional claims relating to PPA in DEXATRIM to be filed against the Company.

     Certain states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. In such states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, and civil or criminal fines or other penalties.

     The Company was notified in October, 2000 that the FDA denied a Citizen Petition submitted by Thompson Medical Company, Inc., previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. In the same correspondence the FDA recommended that the Company meet with the FDA to agree on an acceptable clinical study protocol to determine the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. The Company has requested a meeting with the FDA and has submitted a proposed protocol study. The Company cannot predict the timing or outcome of any FDA decision on the proposed protocol, although an agreement is not expected to occur until at least the middle of fiscal 2001. If the study protocol is approved, the Company expects that it will take one to two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status. The Company is working to develop alternate formulas for SPORTSCREME and ASPERCREME in the event that clinical data does not support the efficacy of trolamine salicylate.

11. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the respective full years. During recent fiscal years, the Company's first quarter net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products, the seasonality of BULLFROG and SUN-IN and lower levels of promotional campaigns during this quarter.

12. The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

13. The Company operates in two primary segments that are based on the different types of products offered. The OTC health care segment includes medicated skin care products, topical analgesics, internal analgesics, lip care, appetite suppressant and dietary supplement products. The toiletries and skin care segment includes antiperspirants and deodorants, facial cleaners and masques and seasonal products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2000. Certain assets, including the majority of property, plant and equipment and deferred tax assets are not allocated to the identifiable segments.

     In the table below the following items are included in the indicated captions:

         Variable contribution margin: net sales less variable cost of sales, advertising, promotion, market research, freight out, sales commissions, royalties, bad debts and inventory obsolescence. The Company evaluates the performance of its operating segments based on variable contribution margins.

         Depreciation and amortization: amortization of the cost of trademarks and other product rights with unallocated depreciation and other amortization expense being shown under the "Not Classified" caption.

         Identifiable/total assets: primarily identified unamortized cost of trademarks and other product rights and total inventory cost with the remainder of total assets being shown under the "Not Classified" caption.

                                                                         PRODUCT CLASSIFICATIONS
                                                          -----------------------------------------------------------
                                                                            OTC        TOILETRIES
                                                                           HEALTH          AND              NOT
                                                          TOTAL             CARE        SKIN CARE        CLASSIFIED
                                                        ---------         --------      ---------        ----------
    For the three months ended February 28, 2001:
      Net sales.................................         $ 47,420         $ 39,314      $  7,819          $    287
      Variable contribution margin..............           16,791           14,962         1,480               349
      Depreciation and amortization.............            2,533            1,288           173             1,072
      Identifiable assets/total assets (at
        February 28, 2001)......................          327,473          187,330        24,708           115,435

    For the three months ended February 29, 2000:
      Net sales.................................         $ 62,371        $  38,494      $ 24,320          $   (443)
      Variable contribution margin..............           25,030           16,868         8,356              (194)
      Depreciation and amortization.............            3,742            1,324         1,218             1,200
      Identifiable assets/total assets (at
        February 29, 2000)......................          488,538          199,361       193,027            96,150

The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary gain and change in accounting principle is as follows for the three months ended February 28, 2001 and February 29, 2000, respectively:

                                                                             2001               2000
                                                                        ------------       -----------
Variable contribution margin......................................      $   16,791         $   25,030
Less divisional and corporate overhead not allocated to product
  groups..........................................................          10,430             10,326
                                                                        -----------         ---------
Income from operations............................................           6,361             14,704
                                                                        -----------         ---------
Other income (expense):
  Interest expense................................................          (6,504)            (8,974)
  Investment and other income, net................................           1,089                 74
                                                                        -------------      ------------
   Total other income (expense)...................................          (5,415)            (8,900)
                                                                        -------------      ------------
Income before income taxes, extraordinary gain and change in
  accounting principle............................................      $      946         $    5,804
                                                                        =============      ============


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

    Ban(R) is the registered trademark of Kao Corporation.

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                FEBRUARY 28, 2001
                          (Unaudited and in thousands)

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents..................... $  5,069         $ 30,472   $   2,040           $     --         $ 37,581
  Accounts receivable, less allowance for
    doubtful accounts of $1,075.................   29,232               --       2,745                 --           31,977
  Refundable and deferred income taxes..........   12,248               --         153                 --           12,401
  Inventories...................................   13,351               --       2,734                 --           16,085
  Prepaid expenses and other current assets.....    1,045               --         169                 --            1,214
                                                 --------         --------   ---------           ---------        --------
    Total current assets........................   60,945           30,472       7,841                 --           99,258
                                                 --------         --------   ---------           ---------        --------
PROPERTY, PLANT AND EQUIPMENT, NET..............   26,465               --         288                 --           26,753
                                                 --------         --------   ---------           ---------        --------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net.........................    4,145          186,592          --                 --          190,737
  Debt issuance costs, net......................    8,771               --          --                 --            8,771
  Investment in subsidiaries....................    8,280               --          --             (8,280)              --
  Other.........................................    1,954               --          --                 --            1,954
                                                 --------         --------   ---------           ---------        --------
    Total other noncurrent assets...............   23,150          186,592          --             (8,280)         201,462
                                                 --------         --------   ---------           ---------        --------
      TOTAL ASSETS.............................. $110,560         $217,064   $   8,129           $ (8,280)        $327,473
                                                 ========         ========   =========           =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable.............................. $  5,614         $     --   $     212          $      --         $  5,826
  Payable to bank...............................    1,416               --          --                 --            1,416
  Accrued liabilities...........................   31,903               --       1,138                 --           33,041
                                                 --------         --------   ---------           ---------        --------
    Total current liabilities...................   38,933               --       1,350                 --           40,283
                                                 --------         --------   ---------           ---------        --------
LONG-TERM DEBT..................................  226,306               --          --                 --          226,306
                                                 --------         --------   ---------           ---------        --------
DEFERRED INCOME TAXES...........................    2,795           10,121          --                 --           12,916
                                                 --------         --------   ---------           ---------        --------
OTHER NONCURRENT LIABILITIES....................    1,916               --          --                 --            1,916
                                                 --------         --------   ---------           ---------        --------
INTERCOMPANY ACCOUNTS........................... (206,479)         208,431      (1,952)                --               --
                                                 --------         --------   ---------           ---------        --------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value,
    authorized 1,000, none issued..............        --               --          --                 --               --
  Common shares, without par value,
    authorized 50,000, issued 8,868............     1,846                2       8,278              8,280            1,846
  Paid-in surplus..............................    64,608               --          --                 --           64,608
  Retained earnings (accumulated deficit)......   (18,883)          (1,490)      2,055                 --          (18,318)
                                                 --------         --------   ---------           ---------        --------
    Total......................................    47,571           (1,488)     10,333              8,280           48,136
  Cumulative other comprehensive income -
   foreign currency translation adjustment.....      (482)              --      (1,602)                --           (2,084)
                                                 --------         --------   ---------           ---------        --------
    Total shareholders' equity (deficit).......    47,089           (1,488)      8,731              8,280           46,052
                                                 --------         --------   ---------           ---------        --------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY..................  $110,560         $217,064   $   8,129           $  8,280         $327,473
                                                 ========         ========   =========           =========        ========

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS

                                NOVEMBER 30, 2000
                          (Unaudited and in thousands)

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents...................   $  5,515         $ 95,747   $   1,272           $      --        $102,534
  Accounts receivable, less allowance for
    doubtful accounts of $1,025...............     35,772            1,154       3,765                  --          40,691
  Refundable and deferred income taxes........     12,250               --         151                  --          12,401
  Inventories.................................     12,596               --       2,456                  --          15,052
  Prepaid expenses and other current assets...        711               --         173                  --             884
                                                 --------         --------   ---------           ---------        --------
    Total current assets......................     66,844           96,901       7,817                  --         171,562
                                                 --------         --------   ---------           ---------        --------
PROPERTY, PLANT AND EQUIPMENT, NET............     26,759               --         300                  --          27,059
                                                 --------         --------   ---------           ---------        --------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net.......................      4,198          187,782          --                  --         191,980
  Debt issuance costs, net....................      8,829               --          --                  --           8,829
  Investment in subsidiaries..................      8,280               --          --              (8,280)             --
  Other.......................................      2,646               --          --                  --           2,646
                                                 --------         --------   ---------           ---------        --------
    Total other noncurrent assets.............     23,953          187,782          --              (8,280)        203,455
                                                 --------         --------   ---------           ---------        --------
      TOTAL ASSETS............................   $117,556         $284,683   $   8,117           $  (8,280)       $402,076
                                                 ========         ========   =========           =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable............................   $  8,426         $     --   $     364           $      --        $  8,790
  Payable to bank.............................      1,529               --          --                  --           1,529
  Accrued liabilities.........................     33,898               --       1,316                  --          35,214
                                                 --------         --------   ---------           ---------        --------
    Total current liabilities.................     43,853               --       1,680                  --          45,533
                                                 --------         --------   ---------           ---------        --------
LONG-TERM DEBT................................    304,077               --          --                  --         304,077
                                                 --------         --------   ---------           ---------        --------
DEFERRED INCOME TAXES.........................      2,798           10,121          --                  --          12,919
                                                 --------         --------   ---------           ---------        --------
OTHER NONCURRENT LIABILITIES..................      1,894               --          --                  --           1,894
                                                 --------         --------   ---------           ---------        --------
INTERCOMPANY ACCOUNTS.........................   (275,101)         277,272      (2,171)                 --              --
                                                 --------         --------   ---------           ---------        --------
SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par  value,
    authorized 1,000, none issued.............         --              --           --                 --               --
  Common shares, without par value,
    authorized 50,000, issued 8,861...........      1,845               2        8,278              8,280            1,845
  Paid-in surplus.............................     64,443              --           --                 --           64,443
  Retained earnings (accumulated deficit).....    (25,771)         (2,712)       2,020                 --          (26,463)
                                                 --------         --------   ---------           ---------        --------
    Total.....................................     40,517          (2,710)      10,298              8,280           39,825
  Cumulative other comprehensive income -
   foreign currency translation adjustment....       (482)             --       (1,690)                --           (2,172)
                                                 --------         --------   ---------           ---------        --------
    Total shareholders' equity (deficit)......     40,035          (2,710)       8,608              8,280           37,653
                                                 --------         --------   ---------           ---------        --------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY.................   $117,556        $284,683    $   8,117           $  8,280         $402,076
                                                 ========         ========   =========           =========        ========

                                       13

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
                          (Unaudited and in thousands)

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
NET SALES.....................................  $ 44,813          $     --   $   2,607           $      --       $  47,420
                                                 --------         --------   ---------           ---------        --------
COSTS AND EXPENSES:
  Cost of sales...............................    11,553                --         931                  --          12,484
  Advertising and promotion...................    18,724             1,393         948                  --          21,065
  Selling, general and administrative.........     6,886                 5         619                  --           7,510
                                                 --------         --------   ---------           ---------        --------
    Total costs and expenses..................    37,163             1,398       2,498                  --          41,059
                                                 --------         --------   ---------           ---------        --------
INCOME (LOSS) FROM OPERATIONS.................     7,650            (1,398)        109                  --           6,361
                                                 --------         --------   ---------           ---------        --------
OTHER INCOME (EXPENSE):
  Interest expense............................    (6,504)               --          --                  --          (6,504)
  Investment and other income, net............        78             1,003           8                  --           1,089
  Royalties...................................    (2,204)            2,246         (42)                 --              --
  Corporate allocations.......................         7                --          (7)                 --              --
                                                 --------         --------   ---------           ---------        --------
     Total other income (expense).............    (8,623)            3,249         (41)                 --          (5,415)
                                                 --------         --------   ---------           ---------        --------
INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY GAIN......................      (973)            1,851          68                  --             946

PROVISION FOR (BENEFIT FROM) INCOME
  TAXES.......................................      (302)              629          33                  --             360
                                                 --------         --------   ---------           ---------        --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN.......      (671)            1,222          35                  --             586

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAXES................      7,559               --          --                  --           7,559
                                                 --------         --------   ---------           ---------        --------
NET INCOME....................................   $  6,888         $  1,222   $      35           $      --        $  8,145
                                                 ========         ========   =========           =========        ========

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                          (Unaudited and in thousands)

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
NET SALES.....................................   $ 59,194         $     --   $   3,177           $      --        $ 62,371
                                                 --------         --------   ---------           ---------        --------
COSTS AND EXPENSES:
  Cost of sales...............................     15,535               --       1,147                  --          16,682
  Advertising and promotion...................     19,878            2,428       1,276                  --          23,582
  Selling, general and adinistrative..........      6,739                5         659                  --           7,403
                                                 --------         --------   ---------           ---------        --------
    Total costs and expenses..................     42,152            2,433       3,082                  --          47,667
                                                 --------         --------   ---------           ---------        --------
INCOME (LOSS) FROM OPERATIONS.................     17,042           (2,433)         95                  --          14,704
                                                 --------         --------   ---------           ---------        --------
OTHER INCOME (EXPENSE):
  Interest expense............................     (8,974)              --          --                  --          (8,974)
  Investment and other income, net............         68                1           5                  --              74
  Royalties...................................     (2,818)           2,871         (53)                 --              --
  Corporate allocations.......................          8               --          (8)                 --              --
                                                 --------         --------   ---------           ---------        --------
     Total other income (expense).............    (11,716)           2,872         (56)                 --          (8,900)
                                                 --------         --------   ---------           ---------        --------
INCOME BEFORE INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE........................      5,326              439          39                  --           5,804

PROVISION FOR INCOME TAXES....................      1,931              149         116                  --           2,196
                                                 --------         --------   ---------           ---------        --------
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE........................      3,395              290         (77)                 --           3,608

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME
  TAX BENEFIT..................................      (542)              --          --                  --            (542)
                                                 --------         --------   ---------           ---------        --------
NET INCOME (LOSS)..............................  $  2,853         $    290   $     (77)          $      --        $  3,066
                                                 ========         ========   =========           =========        ========

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
                          (Unaudited and in thousands)

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
OPERATING ACTIVITIES:
  Net income................................... $   6,888         $  1,222   $      35           $      --        $  8,145
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization..............     1,125            1,392          16                  --           2,533
    Income tax provision.......................      (629)             629          --                  --              --
    Extraordinary gain on early extinguishment
     of debt, net..............................    (7,559)              --          --                  --          (7,559)
    Other, net.................................        29               --          --                  --              29
    Changes in operating assets and liabilities:
      Accounts receivable......................     6,540            1,154       1,020                  --           8,714
      Inventories..............................      (755)              --        (278)                 --          (1,033)
      Prepaid expenses and other current
       assets..................................       334               --           6                  --             340
      Accounts payable and accrued
       liabilities.............................    (9,489)              --        (349)                 --          (9,838)
                                                 --------         --------   ---------           ---------        --------
        Net cash provided by (used in)
         operating activities..................    (3,516)           4,397         450                  --           1,331
                                                 --------         --------   ---------           ---------        --------
INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment..................................      (332)              --          --                  --            (332)
  Additions to trademarks and other product
    rights.....................................        --             (203)         --                  --            (203)
  Increase in other assets, net................       (32)              --          --                  --             (32)
                                                 --------         --------   ---------           ---------        --------
        Net cash used in investing activities..      (364)            (203)         --                  --            (567)
                                                 --------         --------   ---------           ---------        --------
FINANCING ACTIVITIES:
  Repayment of long- term debt.................   (61,644)              --          --                --           (61,644)
  Payment of consent fees related to
    repayment of long-term debt................    (3,293)              --          --                --            (3,293)
  Payment of other costs related to
    repayment of long-term debt................      (699)              --          --                --              (699)
  Change in payable to bank....................      (113)              --          --                --              (113)
  Proceeds from exercise of stock options......         4               --          --                --                 4
  Changes in intercompany accounts.............    69,247          (69,469)        222                --                --
                                                 --------         --------   ---------           ---------        --------
        Net cash provided by (used in)
          financing activities.................     3,502          (69,469)        222                --           (65,745)
                                                 --------         --------   ---------           ---------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS.........................       (68)              --          96                --                28
                                                 --------         --------   ---------           ---------        --------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period...........      (446)         (65,275)        768                --           (64,953)
  At beginning of period.......................     5,515           95,747       1,272                --           102,534
                                                 --------         --------   ---------           ---------        --------
  At end of period.............................  $  5,069         $ 30,472   $   2,040           $      --        $ 37,581
                                                 ========         ========   =========           =========        ========

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000
                          (Unaudited and in thousands)
                                        -

                                                                             NON-GUARANTOR
                                                                              SUBSIDIARY         ELIMINATIONS
                                                 CHATTEM          SIGNAL       COMPANIES           DR.(CR.)      CONSOLIDATED
                                                 -------          ------    ---------------      ------------    ------------
OPERATING ACTIVITIES:
  Net income...................................  $  2,853         $    290   $     (77)          $      --        $  3,066
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization..............     1,290            2,428          24                  --           3,742
    Cumulative effect of change in
      accounting principle, net................       542               --          --                  --             542
    Income tax provision.......................      (149)             149          --                  --              --
    Other, net.................................        29               --          --                  --              29
    Changes in operating assets and
      liabilities, net of product divestiture:
      Accounts receivable......................     2,172               --         999                  --           3,171
      Inventories..............................    (1,582)              --         (50)                 --          (1,632)
      Prepaid expenses and other current
        assets................................        499               --          12                  --             511
      Accounts payable and accrued
        liabilities...........................        643               --        (449)                 --             194
                                                 --------         --------   ---------           ---------        --------
         Net cash provided by operating
           activities.........................      6,297           2,867          459                 --            9,623
                                                 --------         --------   ---------           ---------        --------

INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment...................................   (2,799)              --          (15)                --           (2,814)
  Additions to trademarks and other product
   rights......................................      (20)              --          --                  --              (20)
  Increase in other assets, net................     (122)              --          --                  --             (122)
                                                 --------         --------   ---------           ---------        --------
         Net cash used in investing
           activities..........................   (2,941)              --          (15)                --           (2,956)
                                                 --------         --------   ---------           ---------        --------

FINANCING ACTIVITIES:
  Repayment of long-term debt..................    (8,500)             --           --                --            (8,500)
  Proceeds from long-term debt.................     6,500              --           --                --             6,500
  Proceeds from exercise of stock options......       190              --           --                --               190
  Deferred debt issuance costs.................      (158)             --           --                --              (158)
  Change in payable to bank....................    (2,558)             --           --                --            (2,558)
  Repurchases of common shares.................    (1,954)             --           --                --            (1,954)
  Changes in intercompany accounts.............     1,554          (1,871)         317                --                --
  Dividends paid...............................     1,000          (1,000)          --                --                --
                                                 --------         --------   ---------           ---------        --------
         Net cash provided by (used in)
          financing activities.................    (3,926)         (2,871)         317                --            (6,480)
                                                 --------         --------   ---------           ---------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS.........................       (24)              --          10                --               (14)
                                                 --------         --------   ---------           ---------        --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period............     (594)             (4)         771                --               173
  At beginning of period........................      550              16        1,742                --             2,308
                                                 --------         --------   ---------           ---------        --------
  At end of period.............................. $    (44)        $    12    $   2,513           $    --          $  2,481
                                                 ========         ========   =========           =========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

The following year to year comparisons of the results of operations were materially affected by the sale of Ban in September 2000. Consequently, certain aspects of the results of operations are discussed on an actual and pro forma basis. The terms "pro forma" or "pro forma basis" refer to the respective reported financial data for the three months ended February 29, 2000 after giving effect to the Ban sale.

GENERAL

On December 11, 2000 the Company initiated a consent solicitation and tender offer for certain of its outstanding senior subordinated notes. On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,559, net of income taxes, was recognized in the first quarter of fiscal 2001.

For the three months ended February 28, 2001 the Company experienced a $14,951, or 24.0%, decrease in sales to $47,420 from $62,371 in the first quarter of fiscal 2000. However, net sales for the current quarterly period increased $1,999, or 4.4%, over pro forma net sales for the same period last year. Operating income during the period likewise decreased $8,343, or 56.7%, to $6,361 from $14,704. Income before extraordinary gain and change in accounting principle of $586, or $.07 per diluted share, was recorded during the period compared to $3,608, or $.37 per diluted share, during the same period last year.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings and EBITDA, defined below, are used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. Cash earnings for the three months ended February 28, 2001 were $1,564, or $.18 per share, as compared to $5,268, or $.53 per share, for the comparable 2000 period.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $8,566, or 18.1% of net sales, in the first quarter of fiscal 2001 compared to $17,934, or 28.8% of net sales, in the same 2000 period.

During the first quarter of fiscal 2001 the Company enjoyed solid sales performances from its DEXATRIM, GOLD BOND, topical analgesic (FLEXALL, ICY HOT, SPORTSCREME, ASPERCREME, CAPZASIN and ARTHRITIS HOT), BULLFROG and PHISODERM brands.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first quarter of fiscal 2001 the Company introduced DEXATRIM Natural Ephedrine Free and ICY HOT Patch as line extensions. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands or reduce indebtedness.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary gain and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                              FOR THE THREE MONTHS ENDED
                                                        FEBRUARY 28,             FEBRUARY 29,
                                                            2001                    2000
                                                        -------------            ------------
NET SALES............................................          100.0%                 100.0%
                                                             --------              ----------
COSTS AND EXPENSES:
  Cost of sales......................................           26.3                   26.7
  Advertising and promotion..........................           44.4                   37.8
  Selling, general and administrative ...............           15.9                   11.9
                                                             --------              ----------
    Total costs and expenses.........................           86.6                   76.4
                                                             --------              ----------
INCOME FROM OPERATIONS...............................           13.4                   23.6
                                                             --------              ----------
OTHER INCOME (EXPENSE):
  Interest expense...................................          (13.7)                 (14.4)
  Investment and other income, net ..................            2.3                     .1
                                                             --------              ----------
    Total other income (expense).....................          (11.4)                 (14.3)
                                                             --------              ----------
INCOME BEFORE INCOME TAXES ..........................            2.0                    9.3

PROVISION FOR INCOME TAXES ..........................             .8                    3.5
                                                             --------              ----------
INCOME BEFORE EXTRAORDINARY
  GAIN AND CHANGE IN ACCOUNTING PRINCIPLE............            1.2%                   5.8%
                                                             ========              ==========

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Net sales for the three months ended February 28, 2001 decreased $14,951, or 24.0%, to $47,420 from $62,371 for the same period last year. Domestic consumer products sales declined $13,698, or 23.6%, to $44,390 from $58,088 for last year's comparable period. Net sales of international consumer products also decreased $1,253, or 29.3%, from $4,283 in the 2000 period to $3,030 in the current period. On a pro forma basis net sales for the three months ended February 28, 2001 increased $1,631, or 3.8%, for the domestic market, $368, or 13.8%, for the international operation and $1,999, or 4.4%, in total.

For the three months ended February 28, 2001 sales of OTC health care products increased $820, or 2.1%, to $39,314 from $38,494 in the same period last year, while sales of toiletries and skin care brands decreased $16,501, or 67.8%, from $24,320 in the comparable fiscal 2000 period to $7,819 in the current period. On a pro forma basis net sales of the toiletries and skin care brands for the three months ended February 28, 2001 increased $449, or 6.1%.

In the domestic OTC health care product segment in the 2001 period, sales increases were recognized for DEXATRIM, GOLD BOND and the topical analgesic products as a group. Decreases in sales were recorded for the SUNSOURCE products, as a result of continuing weakness of the dietary supplements' market, but the rate of decline slowed from earlier periods. In the current period BULLFROG and PHISODERM of the domestic toiletries and skin care brands experienced increased sales, while all of the remaining product lines of this category recorded modest sales declines. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of DEXATRIM was attributed principally to the successful introduction of DEXATRIM Natural in early fiscal 2000, the launch of DEXATRIM Natural Ephedrine Free in the first quarter of fiscal 2001 and increased marketing support. The increase in DEXATRIM sales was accomplished despite the discontinuation of sales in the fourth quarter of fiscal 2000 of DEXATRIM products containing PPA. The GOLD BOND sales increase in the current period was principally associated with the GOLD BOND Medicated Body Lotion product line and increased advertising and promotion expenditures, while the topical analgesic product group's increased sales were largely the result of additional overall marketing support and the continuing favorable performance of ICY HOT, including the recently introduced ICY HOT Patch. BULLFROG sales increases were primarily due to strong retail sales of the product line during the summer season of 2000 which required substantial inventory restocking by customers for the 2001 season. PHISODERM sales have continued to benefit from the introduction of the 4-Way Daily Acne Cleanser line extension in fiscal 1999.

The decline in net sales of the international division in the current period was almost entirely associated with the loss of sales of Ban, which was sold in September 2000. In the current period sales declined 5.5% for the Canadian operation, 30.0% for the United Kingdom business and 61.8% for the U.S. export segment as compared to the same period last year. On a pro forma basis, net sales for the three months ended February 28, 2001 increased 23.2% for the Canadian operation, 11.9% for the United Kingdom business and 88.8% for the U.S. export segment. Sales variances were largely the result of changes in volume of unit sales of the particular brand.

Cost of sales as a percentage of net sales improved to 26.3% from 26.7% in the 2000 period. The improvement was primarily the result of a favorable change in product mix to higher gross margin product lines in the current period.

Advertising and promotion expenses decreased $2,517, or 10.7%, for the three months ended February 28, 2001 and were 44.4% of net sales compared to 37.8% in the corresponding 2000 period. The decline in expenditures was the result of the Ban sale, while the increase as a percentage of net sales from year-to-year was due to spending increases on DEXATRIM, GOLD BOND, the topical analgesic brands, PAMPRIN and BENZODENT. Declines were recorded for the PHISODERM and SUNSOURCE product lines.

The increase of $107, or 1.4%, in selling, general and administrative expenses in the 2001 period was largely associated with normal annual increases in employee compensation, offset in part by continuing cost containment and reduced freight, shipping and field sales expenses due primarily to decreased sales. The selling, general and administrative expenses were 15.9% of net sales in the current period as compared to 11.9% in the same period of last year.

Interest expense decreased $2,470, or 27.5%, in the 2001 period, reflecting primarily the retirement of all of the outstanding balances of the revolving line of credit and term loans in September 2000 and $77,859 principal amount of the Company's senior subordinated notes in January 2001.

Investment and other income for the three months ended February 28, 2001 increased $1,015, largely due to interest income from temporary investments made with the remaining proceeds from the sale of Ban after the retirement of the Company's revolver and term bank loans in September 2000.

An extraordinary gain of $7,559, net of income taxes, on the early extinguishment of debt was recognized in the current period. This gain resulted from the retirement of $77,859 principal amount of the Company's senior subordinated notes.

The cumulative effect of a change in accounting principle of $542, net of income tax benefit, was recorded in the prior year's period. This charge related to costs of start-up activities required to be expensed upon the Company's initial adoption of SOP 98-5 in December 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital, repurchases of its common stock and capital expenditures.

Cash of $1,331 and $9,623 was provided by operations for the three months ended February 28, 2001 and February 29, 2000, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of decreases in net income, reduced by the extraordinary net gain on the early extinguishment of debt; depreciation and amortization expense, largely as a result of the sale of the Ban trademark on September 15, 2000; and accounts payable and accrued liabilities.

Investing activities used cash of $567 and $2,956 in the three months ended February 28, 2001 and February 29, 2000, respectively. The decrease of $2,389 in the current period was largely the result of decreased property, plant and equipment additions.

Financing activities used cash of $65,745 and $6,480 in the first fiscal quarter of 2001 and 2000, respectively. The increase of $59,265 reflected primarily the funds required for the retirement of $77,859 principal amount of the Company's senior subordinated notes in the current period.

The following table presents working capital data at February 28, 2001 and November 30, 2000 or for the respective years then ended:


                                  ITEM                                        2001              2000
                              ------------                                 ----------        ----------
   Working capital (current assets less current liabilities) .......       $  58,975          $ 126,029
   Current ratio (current assets divided by current liabilities) ...            2.46               3.77
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities).....................            1.73               3.15
   Average accounts receivable turnover.............................            5.67               5.28
   Average inventory turnover.......................................            3.11               3.50
   Working capital as a percentage of total assets .................           18.01%             31.34%

The change in the current and quick ratios at February 28, 2001 as compared to November 30, 2000 reflects primarily the reduction in cash required for the partial retirement of the Company's senior subordinated notes in the first quarter of fiscal 2001.

Total debt outstanding was $226,306 at February 28, 2001 compared to $304,077 at November 30, 2000, a decrease of $77,871 during the first quarter of 2001.

Management of the Company believes that projected cash flows generated by operations along with its cash and cash equivalents position will be sufficient to fund the Company's current commitments and proposed operations. As of February 28, 2001, the remaining amount authorized by the Company's board of directors under the stock buyback plan was $6,599; however, the Company is limited in its ability to repurchase shares due to restrictions under the terms of the indentures with respect to which its senior subordinated notes were issued. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

FOREIGN OPERATIONS

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." For both of the three months ended February 28, 2001 and February 29, 2000 these subsidiaries accounted for 5% of total revenues and 2% of total assets. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $3 and $1 for the three months ended February 28, 2001 and February 29, 2000, respectively, resulted from foreign currency transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company recorded the initial application of this SOP in December 1999 as the cumulative effect of a change in accounting principle of approximately $542, net of income tax benefit.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137 delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1999). SFAS No. 133 could increase volatility in earnings and other comprehensive income. However, as the Company did not have any derivative instruments as of February 28, 2001 and November 30, 2000, there was no impact of adoption at the Company's effective date of December 1, 2000.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 is effective the fourth quarter of 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues will be required to be reclassified to cost of sales. The Company currently classifies shipping and handling costs billed to the customer as revenues and costs related to shipping and handling as a selling expense. The amount of shipping and handling costs included in selling expense for the first quarter of fiscal 2001 and 2000 was $1,164 and $1,478, respectively. The adoption of this pronouncement in 2001 will not have an impact on the Company's results of operations or the financial position of the Company.

In November 2000, the EITF finalized EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to its customers. Sales incentives include discounts, coupons, rebates, "buy one get one free" promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. Currently, the company recognizes all sales incentives as an advertising and promotion expense. Although this pronouncement will not have any impact on the results of operations or financial position of the Company, the presentation prescribed will have an effect of reducing net sales and advertising and promotion expenses in comparison to prior years. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2001. The impact of adopting for the first quarter of fiscal 2001 and 2000 would have decreased net sales and advertising and promotion expense by approximately $818 and $1,023, respectively.

SEASONALITY

Seasonality is an important factor affecting the operations of the Company. During recent fiscal years, the Company's first quarter's net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products, the seasonality of BULLFROG and SUN-IN and lower levels of promotional campaigns during this quarter.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written and oral forward looking statements. Written forward looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward looking statements. The Company relies on this safe harbor in making such disclosures. The forward looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, the impact of the loss of sales of DEXATRIM with PPA; the increased likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against the Company; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; product liability and insurance; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Statement regarding computation of per share earnings (Exhibit 11).


         (b) No reports on Form 8-K report were filed with the Securities and Exchange Commission during the three months ended February 28, 2001.

                                  CHATTEM, INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          CHATTEM, INC.
                                                          (Registrant)


Dated:    April 12, 2001                             \s\ A. ALEXANDER TAYLOR II
        -----------------------                      ---------------------------
                                                     A. Alexander Taylor II
                                                     President and Director
                                                    (Chief Operating Officer)



                                                    \s\ CHRISTOPHER S. KELLER
                                                    ----------------------------
                                                     Christopher S. Keller
                                                     Director of Finance



                                                    \s\ SCOTT J. SLOAT
                                                    ----------------------------
                                                     Scott J. Sloat
                                                     Controller
                                                     (Chief Accounting Officer)