Form 10-Q
period 2001-05-31
CHATTEM INC
filed 2001-07-13
CIK 19520

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001
                          COMMISSION FILE NUMBER 0-5905



                                  CHATTEM, INC.
                             -----------------------
                             A TENNESSEE CORPORATION

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

AS OF JULY 13, 2001, 8,978,157 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets as of  May 31, 2001 and
          November 30, 2000 ............................................... 3

          Consolidated Statements of Income for the Three and Six
          Months Ended May 31, 2001 and 2000 .............................. 5

          Consolidated Statements of Cash Flows for the Six
          Months Ended May 31, 2001 and 2000 .............................. 6

          Notes to Consolidated Financial Statements ...................... 7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................19


PART II.  OTHER INFORMATION

  Item 3. Legal Proceedings................................................29

  Item 4. Submission of Matters to a Vote of Security Holders..............29

  Item 6. Exhibits and Reports on Form 8-K ................................29


SIGNATURES ................................................................30


EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.   FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                        MAY 31,     NOVEMBER 30,
ASSETS                                                   2001           2000
------                                                -----------   -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................  $    38,959   $   102,534
  Accounts receivable, less allowance for doubtful
   accounts of $1,138 at May 31, 2001 and $1,025
   at November 30, 2000.............................       35,466        40,691
  Refundable and deferred income taxes..............       11,801        12,401
  Inventories ......................................       14,381        15,052
  Prepaid expenses and other current assets ........        1,986           884
                                                      -----------   -----------
    Total current assets ...........................      102,593       171,562
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, NET .................       26,689        27,059
                                                      -----------   -----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
   rights, net .....................................      188,191       191,980
  Debt issuance costs, net .........................        8,642         8,829
  Other ............................................        1,731         2,646
                                                      -----------   -----------
    Total other noncurrent assets ..................      198,564       203,455
                                                      -----------   -----------

      TOTAL ASSETS .................................  $   327,846   $   402,076
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                        MAY 31,     NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                     2001           2000
------------------------------------                  -----------   -----------
                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable .................................  $     7,057   $     8,790
  Payable to bank ..................................        2,331         1,529
  Accrued liabilities ..............................       27,810        35,214
                                                      -----------   -----------
    Total current liabilities ......................       37,198        45,533
                                                      -----------   -----------

LONG-TERM DEBT......................................      226,320       304,077
                                                      -----------   -----------

DEFERRED INCOME TAXES ..............................       12,919        12,919
                                                      -----------   -----------

OTHER NONCURRENT LIABILITIES .......................        1,931         1,894
                                                      -----------   -----------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued .............................           --            --
  Common shares, without par value, authorized
    50,000, issued 8,920 at May 31, 2001 and
    8,861 at November 30, 2000 .....................        1,857         1,845
  Paid-in surplus ..................................       65,231        64,443
  Accumulated deficit ..............................      (14,917)      (26,463)
                                                      -----------   -----------
                                                           52,171        39,825

  Unamortized value of restricted common shares
    issued .........................................         (480)           --
  Cumulative other comprehensive income -
    foreign currency translation adjustment ........       (2,213)       (2,172)
                                                      -----------   -----------
     Total shareholders' equity ....................       49,478        37,653
                                                      -----------   -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ...................................  $   327,846   $   402,076
                                                      ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                        FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                            ENDED MAY 31,                ENDED MAY 31,
                                                      -------------------------   -------------------------
                                                          2001          2000          2001          2000
                                                      -----------   -----------   -----------   -----------

NET SALES ..........................................  $    56,542   $    79,636   $   103,962   $   142,007
                                                      -----------   -----------   -----------   -----------

COSTS AND EXPENSES:
  Cost of sales ....................................       15,406        21,455        27,890        38,137
  Advertising and promotion ........................       21,798        30,757        42,863        54,339
  Selling, general and administrative ..............        8,812         8,255        16,322        15,658
                                                      -----------   -----------   -----------   -----------
    Total costs and expenses .......................       46,016        60,467        87,075       108,134
                                                      -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS .............................       10,526        19,169        16,887        33,873
                                                      -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense .................................       (5,561)       (9,216)      (12,065)      (18,190)
  Investment and other income, net..................          532            53         1,621           127
                                                      -----------   -----------   -----------   -----------
    Total other income (expense) ...................       (5,029)       (9,163)      (10,444)      (18,063)
                                                      -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN (LOSS)
  AND CHANGE IN ACCOUNTING PRINCIPLE ...............        5,497        10,006         6,443        15,810

PROVISION FOR INCOME TAXES .........................        2,088         3,787         2,448         5,983
                                                      -----------   -----------   -----------   -----------

INCOME BEFORE EXTRAORDINARY GAIN (LOSS) AND CHANGE
  IN ACCOUNTING PRINCIPLE...........................        3,409         6,219         3,995         9,827

EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAXES .....................           (8)         (110)        7,551          (110)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT.........................           --            --            --          (542)
                                                      -----------   -----------   -----------   -----------

NET INCOME..........................................  $     3,401   $     6,109   $    11,546   $     9,175
                                                      ===========   ===========   ===========   ===========

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic................        8,869         9,525         8,868         9,609
                                                      ===========   ===========   ===========   ===========
  Weighted average and dilutive potential
    outstanding ...................................         8,911         9,594         8,897         9,732
                                                      ===========   ===========   ===========   ===========

NET INCOME  (LOSS) PER COMMON SHARE:
  Basic:
    Income before extraordinary gain (loss)
      and change in accounting principle............  $       .38   $       .65   $       .45   $      1.02
    Extraordinary gain (loss).......................           --          (.01)          .85          (.01)
    Change in accounting principle..................           --            --            --          (.06)
                                                      -----------   -----------   -----------   -----------
      Total basic                                     $       .38   $       .64   $      1.30   $       .95
                                                      ===========   ===========   ===========   ===========

  Diluted:
    Income before extraordinary gain (loss)
     and change in accounting principle..........     $       .38   $       .65   $       .45   $      1.01
    Extraordinary gain (loss)....................              --          (.01)          .85          (.01)
    Change in accounting principle...............              --            --            --          (.06)
                                                      -----------   -----------   -----------   -----------
      Total diluted                                   $       .38   $       .64   $      1.30   $       .94
                                                      ===========   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        (Unaudited and in thousands, except share and per share amounts)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   MAY 31,
                                                                         -------------------------
                                                                             2001          2000
                                                                         -----------   -----------
OPERATING ACTIVITIES:
  Net income ..........................................................  $    11,546   $     9,175
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................        5,038         7,530
      Gain on product divestiture......................................          (79)           --
      Extraordinary (gain) loss on early extinguishment of debt, net...       (7,551)          110
      Cumulative effect of change in accounting principle, net.........           --           542
      Other, net ......................................................          117          (153)
      Changes in operating assets and liabilities, net of product divestitures:
        Accounts receivable ...........................................        5,225        (6,430)
        Refundable and deferred income taxes...........................          600            --
        Inventories ...................................................          671         2,689
        Prepaid expenses and other current assets......................       (1,102)          504
        Accounts payable and accrued liabilities.......................      (13,712)       (4,023)
                                                                         -----------   -----------
           Net cash provided by operating activities...................          753         9,944
                                                                         -----------   -----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..........................         (902)       (4,294)
  Additions to trademarks and other product rights.....................         (203)          (43)
  Proceeds from product divestiture....................................        1,179            --
  Change in other assets, net .........................................          438          (494)
                                                                         -----------   -----------
           Net cash provided by (used in) investing activities ........          512        (4,831)
                                                                         -----------   -----------

FINANCING ACTIVITIES:
  Repayment of long-term debt .........................................      (61,644)      (25,496)
  Payment of consent fees related to repayment of long-term debt......        (3,293)           --
  Payment of other costs related to repayment of long-term debt........         (707)           --
  Proceeds from long-term debt ........................................           --        29,000
  Proceeds from exercise of stock options..............................           14           210
  Repurchase of common shares..........................................           --        (4,122)
  Change in payable to bank ...........................................          802        (4,488)
  Deferred debt issuance costs . ......................................           --          (174)
                                                                         -----------   -----------
          Net cash used in financing activities........................      (64,828)       (5,070)
                                                                         -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ..........          (12)          (26)
                                                                         -----------   -----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period...................................      (63,575)           17
  At beginning of period ..............................................      102,534         2,308
                                                                         ------------  -----------
  At end of period ....................................................  $    38,959   $     2,325
                                                                         ===========   ===========

SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
  Additions to trademarks and other product rights by assumption
    of certain liabilities.............................................  $        --   $       266
  Issuance of 50,000 shares of restricted common stock at a value
    of $9.80 each......................................................  $       490   $        --

PAYMENTS FOR:
  Interest ............................................................  $    12,882   $    16,995
  Taxes ...............................................................  $       257   $     6,035

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


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Chattem, Inc. (the "Company") Annual Report on Form 10-K for the year ended November 30, 2000. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

3.    Inventories consisted of the following at May 31, 2001 and November 30,
      2000:

                                                          2001         2000
                                                      -----------  -----------
      Raw materials and work in process ...........   $     5,382  $     6,793
      Finished goods ..............................        10,987       10,247
      Excess of current cost over LIFO values .....        (1,988)      (1,988)
                                                      -----------  -----------
          Total inventories .......................   $    14,381  $    15,052
                                                      ===========  ===========

4. Accrued liabilities consisted of the following at May 31, 2001 and November 30, 2000:

                                                          2001         2000
                                                      -----------  -----------
      Income and other taxes ......................   $     6,283  $        --
      Salaries, wages and commissions .............         1,880        1,103
      Advertising and promotion ...................         9,328        7,663
      Interest ....................................         4,358        5,810
      Product acquisitions and divestitures .......         2,215       10,413
      Allowance for product returns................         2,522        9,600
      Other .......................................         1,224          625
                                                      -----------  -----------
          Total accrued liabilities ...............   $    27,810  $    35,214
                                                      ===========  ===========

5. Comprehensive income consisted of the following components for the three and six months ended May 31, 2001 and 2000, respectively:

                                  For the Three Months     For the Six Months
                                      Ended May 31,           Ended May 31,
                                 ----------------------  ----------------------
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------
      Net income................ $    3,401  $    6,109  $   11,546  $    9,175
      Other - foreign currency
        translation adjustment..       (129)       (232)        (41)       (266)
                                 ----------  ----------  ----------  ----------
           Total................ $    3,272  $    5,877  $   11,505  $    8,909
                                 ==========  ==========  ==========  ==========

6. Effective December 1, 1999 the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities"("SOP 98-5"), issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-5 requires costs of start-up activities to be expensed as incurred. The initial adoption of SOP 98-5 was recorded as the cumulative effect of a change in accounting principle. The one-time charge, net of income tax benefit, was $542, or $0.06 per diluted share in the first quarter of fiscal 2000.

7. In fiscal 1999 and 2000 the Company's board of directors authorized repurchases of the Company's common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,049,000 shares at a cost of $13,401 have been reacquired through May 31, 2001, leaving $6,599 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued. The repurchased shares were retired and returned to unissued. No shares were repurchased in the first six months of fiscal 2001.

8. On September 15, 2000 the Company completed the sale of its Ban(R) product line ("Ban") to The Andrew Jergens Company, a wholly owned subsidiary of Kao Corporation. Under the terms of the sale agreement the Company received $160,000 cash at closing, plus the right to receive up to an additional $6,500 in future payments based upon sales levels of Ban in 2001 and 2002. Concurrent with the closing of the sale of Ban, the Company used $52,194 of the net proceeds to retire all of the outstanding balances of the Company's revolving line of credit and term loans and accrued interest thereon, with the balance of the net proceeds being retained by the Company.

9. On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748 of its 12.75% senior subordinated notes due 2004 and accrued interest thereon. As a result of this transaction the Company will recognize a loss on the early extinguishment of debt of $598, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of the related unamortized deferred issuance and initial discount costs.

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

      The plaintiffs in the two separate actions have filed a consolidated amended complaint that includes a claim based upon the allegation that zinc oxide allegedly also contains cadmium.

      The Company has been named as a defendant in a number of different lawsuits, most of which were filed in the months of April, May or June 2001. Each of the lawsuits alleges that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which until November 2000 was the active ingredient in certain of the Company's DEXATRIM's products. The lawsuits seek an unspecified amount of compensatory and exemplary damages. Other defendants to the lawsuits include Thompson Medical Company, Inc. and its successor-in-interest DELACO, which owned the DEXATRIM brand until it was acquired by the Company in December 1998, and certain other major consumer products companies that manufacture and sell cough/cold products containing PPA. Under the Company's purchase agreement for DEXATRIM, Thompson Medical Company, Inc. is responsible for indemnifying the Company for any liability arising from DEXATRIM products sold on or prior to the December 1998 closing and the Company is responsible for indemnifying Thompson Medical Company, Inc. for any liability arising from DEXATRIM products sold after the closing. The Company maintains product liability insurance coverage for claims asserted in the lawsuits, although the insurance coverage is subject to the limitations described within the terms of the policies. The Company anticipates that additional lawsuits in which similar allegations are made could be filed.

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

      The Company was notified in October, 2000 that the FDA denied a Citizen Petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. The Company has met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, the Company will revise and resubmit the protocol. The Company cannot predict the timing or outcome of any FDA decision on the proposed protocol. After final comments from the FDA, the Company expects that it will take one to two years to produce the clinical data for FDA review. Although unlikely, the FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. The Company is working to develop alternate formulas for SPORTSCREME and ASPERCREME in the event that clinical data does not support the efficacy of trolamine salicylate.

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

                                                                  Product Classifications
                                                     -------------------------------------------------
                                                                      OTC      Toiletries
                                                                    Health      and Skin       Not
                                                        Total        Care         Care      Classified
                                                     ----------   ----------   ----------   ----------
     For the three months ended May 31, 2001:
        Net sales................................... $   56,542   $   44,017   $   12,511   $       14
        Variable contribution margin................     22,336       18,194        4,408         (266)
        Depreciation and amortization...............      2,505        1,286          169        1,050
        Identifiable assets/total assets
        (at May 31, 2001)...........................    327,846      182,217       26,696      118,933

     For the three months ended May 31, 2000:
        Net sales................................... $   79,636   $   46,855   $   32,074   $      707
        Variable contribution margin................     30,871       20,587       10,015          269
        Depreciation and amortization...............      3,788        1,317        1,218        1,253
        Identifiable assets/total assets
        (at May 31, 2000)...........................    491,712      194,472      190,384      106,856

     For the six months ended May 31, 2001:
        Net sales................................... $  103,962   $   83,331   $   20,330   $      301
        Variable contribution margin................     39,127       33,156        5,888           83
        Depreciation and amortization...............      5,038        2,574          342        2,122
        Identifiable assets/total assets
        (at May 31, 2001)...........................    327,846      182,217       26,696      118,933

     For the six months ended May 31, 2000:
        Net sales................................... $  142,007   $   85,349   $   56,394   $      264
        Variable contribution margin................     55,901       37,455       18,371           75
        Depreciation and amortization...............      7,530        2,641        2,436        2,453
        Identifiable assets/total assets
        (at May 31, 2000)...........................    491,712      194,472      190,384      106,856

The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary gain (loss) and change in accounting principle is as follows for the three and six months ended May 31, 2001 and 2000, respectively:

                                                      For the Three Months       For the Six Months
                                                           Ended May 31,             Ended  May 31,
                                                     -----------------------   -----------------------
                                                        2001         2000         2001         2000
                                                     ----------   ----------   ----------   ----------
Variable contribution margin........................ $   22,336   $   30,871   $   39,127   $   55,901
Less divisional and corporate overhead
 not allocated to product groups....................     11,810       11,702       22,240       22,028
                                                     ----------   ----------   ----------   ----------
Income from operations..............................     10,526       19,169       16,887       33,873
                                                     ----------   ----------   ----------   ----------
Other income (expense):
 Interest expense...................................     (5,561)      (9,216)     (12,065)     (18,190)
 Investment and other income, net...................        532           53        1,621          127
                                                     ----------   ----------   ----------   ----------
  Total other income (expense)......................     (5,029)      (9,163)     (10,444)     (18,063)
                                                     ----------   ----------   ----------   ----------
Income before income taxes, extraordinary
 gain (loss) and change in accounting principle..... $    5,497   $   10,006   $    6,443   $   15,810
                                                     ==========   ==========   ==========   ==========

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

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                                  MAY 31, 2001
                                  ------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                       CHATTEM         SIGNAL       COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents......................... $      9,246   $     27,809   $      1,904   $         --   $     38,959
  Accounts receivable, less allowance for
   doubtful accounts of $1,138......................       31,676             --          3,790             --         35,466
  Refundable and deferred income taxes..............       11,651             --            150             --         11,801
  Inventories.......................................       12,152             --          2,229             --         14,381
  Prepaid expenses and other current assets.........        1,758             --            228             --          1,986
                                                     ------------   ------------   ------------   ------------   ------------
    Total current assets............................       66,483         27,809          8,301             --        102,593
                                                     ------------   ------------   ------------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET..................       26,416             --            273             --         26,689
                                                     ------------   ------------   ------------   ------------   ------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net.............................        4,092        184,099             --             --        188,191
  Debt issuance costs, net..........................        8,642             --             --             --          8,642
  Investment in subsidiaries........................        8,280             --             --         (8,280)            --
  Other.............................................        1,731             --             --             --          1,731
                                                     ------------   ------------   ------------   ------------   ------------
    Total other noncurrent assets...................       22,745        184,099             --         (8,280)       198,564
                                                     ------------   ------------   ------------   ------------   ------------

      TOTAL ASSETS.................................. $    115,644   $    211,908   $      8,574   $     (8,280)  $    327,846
                                                     ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................. $      6,815   $         --   $        242   $         --   $      7,057
  Payable to bank...................................        2,331             --             --             --          2,331
  Accrued liabilities...............................       26,847             --            963             --         27,810
                                                     ------------   ------------   ------------   ------------   ------------
    Total current liabilities.......................       35,993             --          1,205             --         37,198
                                                     ------------   ------------   ------------   ------------   ------------

LONG-TERM DEBT......................................      226,320             --             --             --        226,320
                                                     ------------   ------------   ------------   ------------   ------------

DEFERRED INCOME TAXES...............................        2,798         10,121             --             --         12,919
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT LIABILITIES........................        1,931             --             --             --          1,931
                                                     ------------   ------------   ------------   ------------   ------------

INTERCOMPANY ACCOUNTS...............................     (202,326)       204,229         (1,903)            --             --
                                                     ------------   ------------   ------------   ------------   ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value, authorized
   1,000, none issued...............................           --             --             --             --             --
  Common shares, without par value, authorized
   50,000, issued 8,920.............................        1,857              2          8,278          8,280          1,857
  Paid-in surplus...................................       65,231             --             --             --         65,231
  Retained earnings (accumulated deficit)...........      (15,199)        (2,444)         2,726             --        (14,917)
                                                     ------------   ------------   ------------   ------------   ------------
    Total...........................................       51,889         (2,442)        11,004          8,280         52,171
  Unamortized value of restricted common
    shares issued...................................         (480)            --             --             --           (480)
  Cumulative other comprehensive income -
   foreign currency translation adjustment..........         (481)            --         (1,732)            --         (2,213)
                                                     ------------   ------------   ------------   ------------   ------------
    Total shareholders' equity (deficit)............       50,928         (2,442)         9,272          8,280         49,478
                                                     ------------   ------------   ------------   ------------   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $    115,644   $    211,908   $      8,574   $      8,280   $    327,846
                                                     ============   ============   ============   ============   ============

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                                NOVEMBER 30, 2000
                                -----------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents......................... $      5,515   $     95,747   $      1,272   $         --   $    102,534
  Accounts receivable, less allowance for
    doubtful accounts of $1,025.....................       35,772          1,154          3,765             --         40,691
  Refundable and deferred income taxes..............       12,250             --            151             --         12,401
  Inventories.......................................       12,596             --          2,456             --         15,052
  Prepaid expenses and other current assets.........          711             --            173             --            884
                                                     ------------   ------------   ------------   ------------   ------------
    Total current assets............................       66,844         96,901          7,817             --        171,562
                                                     ------------   ------------   ------------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET..................       26,759             --            300             --         27,059
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
   rights, net......................................        4,198        187,782             --             --        191,980
  Debt issuance costs, net..........................        8,829             --             --             --          8,829
  Investment in subsidiaries........................        8,280             --             --         (8,280)            --
  Other.............................................        2,646             --             --             --          2,646
                                                     ------------   ------------   ------------   ------------   ------------
    Total other noncurrent assets...................       23,953        187,782             --         (8,280)       203,455
                                                     ------------   ------------   ------------   ------------   ------------

      TOTAL ASSETS.................................. $    117,556   $    284,683   $      8,117   $     (8,280)  $    402,076
                                                     ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................. $      8,426   $         --   $        364   $         --   $      8,790
  Payable to bank...................................        1,529             --             --             --          1,529
  Accrued liabilities...............................       33,898             --          1,316             --         35,214
                                                     ------------   ------------   ------------   ------------   ------------
    Total current liabilities.......................       43,853             --          1,680             --         45,533
                                                     ------------   ------------   ------------   ------------   ------------

LONG-TERM DEBT......................................      304,077             --             --             --        304,077
                                                     ------------   ------------   ------------   ------------   ------------

DEFERRED INCOME TAXES...............................        2,798         10,121             --             --         12,919
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT LIABILITIES........................        1,894             --             --             --          1,894
                                                     ------------   ------------   ------------   ------------   ------------

INTERCOMPANY ACCOUNTS...............................     (275,101)       277,272         (2,171)            --             --
                                                     ------------   ------------   ------------   ------------   ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par  value,
    authorized 1,000, none issued...................           --             --             --             --             --
  Common shares, without par value, authorized
    50,000, issued 8,861............................        1,845              2          8,278          8,280          1,845
  Paid-in surplus...................................       64,443             --             --             --         64,443
  Retained earnings (accumulated deficit)...........      (25,771)        (2,712)         2,020             --        (26,463)
                                                     ------------   ------------   ------------   ------------   ------------
    Total...........................................       40,517         (2,710)        10,298          8,280         39,825
  Cumulative other comprehensive income -
   foreign currency translation adjustment..........         (482)            --         (1,690)            --         (2,172)
                                                     ------------   ------------   ------------   ------------   ------------
    Total shareholders' equity (deficit)............       40,035         (2,710)         8,608          8,280         37,653
                                                     ------------   ------------   ------------   ------------   ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $    117,556   $    284,683   $      8,117   $      8,280   $    402,076
                                                     ============   ============   ============   ============   ============

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                      FOR THE SIX MONTHS ENDED MAY 31, 2001
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
NET SALES........................................... $     97,009   $         --   $      6,953   $         --   $    103,962
                                                     ------------   ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales.....................................       25,525             --          2,365             --         27,890
  Advertising and promotion.........................       37,870          2,786          2,207             --         42,863
  Selling, general and administrative...............       14,979             14          1,329             --         16,322
                                                     ------------   ------------   ------------   ------------   ------------
    Total costs and expenses........................       78,374          2,800          5,901             --         87,075
                                                     ------------   ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS..............................       18,635         (2,800)         1,052             --         16,887
                                                     ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense..................................      (12,065)            --             --             --        (12,065)
  Investment and other income, net..................          172          1,422             27             --          1,621
  Royalties.........................................       (4,685)         4,814           (129)            --             --
  Premium revenue...................................          (40)            --             40             --             --
  Corporate allocations.............................           16             --            (16)            --             --
                                                     ------------   ------------   ------------   ------------   ------------
     Total other income (expense)...................      (16,602)         6,236            (78)            --        (10,444)
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN...        2,033          3,436            974             --          6,443

PROVISION FOR INCOME TAXES..........................        1,012          1,168            268             --          2,448
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY GAIN....................        1,021          2,268            706             --          3,995

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAXES................................        7,551             --             --             --          7,551
                                                     ------------   ------------   ------------   ------------   ------------

NET INCOME.......................................... $      8,572   $      2,268   $        706   $         --   $     11,546
                                                     ============   ============   ============   ============   ============

                                                                         Note 14

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                      FOR THE SIX MONTHS ENDED MAY 31, 2000
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
NET SALES........................................... $    134,079   $         --   $      7,928   $         --   $    142,007
                                                     ------------   ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Cost of sales.....................................       35,402             --          2,735             --         38,137
  Advertising and promotion.........................       46,376          4,857          3,106             --         54,339
  Selling, general and administrative...............       14,223              5          1,430             --         15,658
                                                     ------------   ------------   ------------   ------------   ------------
    Total costs and expenses........................       96,001          4,862          7,271             --        108,134
                                                     ------------   ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS..............................       38,078         (4,862)           657             --         33,873
                                                     ------------   ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense..................................      (18,190)            --             --             --        (18,190)
  Investment and other income, net..................          111              1             15             --            127
  Royalties.........................................       (6,377)         6,502           (125)            --             --
  Corporate allocations.............................           16             --            (16)            --             --
                                                     ------------   ------------   ------------   ------------   ------------
     Total other income (expense)...................      (24,440)         6,503           (126)            --        (18,063)
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
 CHANGE IN ACCOUNTING PRINCIPLE.....................       13,638          1,641            531             --         15,810

PROVISION FOR INCOME TAXES..........................        5,104            558            321             --          5,983
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY LOSS AND CHANGE IN
 ACCOUNTING PRINCIPLE...............................        8,534          1,083            210             --          9,827

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAX BENEFIT..........................         (110)            --             --             --           (110)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF INCOME TAX BENEFIT...............         (542)            --             --             --           (542)
                                                     ------------   ------------   ------------   ------------   ------------

NET INCOME.......................................... $      7,882   $      1,083   $        210   $         --   $      9,175
                                                     ============   ============   ============   ============   ============

                                                                         Note 14

                        CHATTEM, INC. AND SUBSIDIARIES
                        ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                      FOR THE SIX MONTHS ENDED MAY 31, 2001
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net income......................................... $      8,572   $      2,268   $        706   $         --   $     11,546
 Adjustments to reconcile net income  to  net cash
   provided by (used in) operating activities:
   Depreciation and amortization....................        2,219          2,786             33             --          5,038
   Gain on product divestiture......................           --            (79)            --             --            (79)
   Income tax provision.............................       (1,168)         1,168             --             --             --
   Extraordinary gain on early extinguishment of
     debt, net......................................       (7,551)            --             --             --         (7,551)
   Other, net.......................................          117             --             --             --            117
   Changes in operating assets and liabilities, net
     of product divestitures:
     Accounts receivable............................        5,276             --            (51)            --          5,225
     Refundable and deferred income taxes...........          600             --             --             --            600
     Inventories....................................          459             --            212             --            671
     Prepaid expenses and other current assets......       (1,046)            --            (56)            --         (1,102)
     Accounts payable and accrued liabilities.......      (13,249)            --           (463)            --        (13,712)
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash provided by (used in) operating
         activities.................................       (5,771)         6,143            381             --            753
                                                     ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........         (894)            --             (8)            --           (902)
 Additions to trademarks and other product rights...           --           (203)            --             --           (203)
 Proceeds from product divestiture..................        1,179             --             --             --          1,179
 Decrease in other assets, net......................          438             --             --             --            438
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash provided by (used in)
         investing activities.......................          723           (203)            (8)            --            512
                                                     ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
 Repayment of long-term debt........................      (61,644)            --             --             --        (61,644)
 Payment of consent fees related to repayment of
   long-term debt...................................       (3,293)            --             --             --         (3,293)
 Payment of other costs related to repayment of
   long-term debt...................................         (707)            --             --             --           (707)
 Proceeds from exercise of stock options ...........           14             --             --             --             14
 Change in payable to bank..........................          802             --             --             --            802
 Changes in intercompany accounts...................       71,610        (71,878)           268             --             --
 Dividends paid.....................................        2,000         (2,000)            --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash provided by (used in) financing
          activities................................        8,782        (73,878)           268             --        (64,828)
                                                     ------------   ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS.........................................           (3)            --             (9)            --            (12)
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS:
 Increase (decrease) for the period.................        3,731        (67,938)           632             --        (63,575)
 At beginning of period.............................        5,515         95,747          1,272             --        102,534
                                                     ------------   ------------   ------------   ------------   ------------
 At end of period................................... $      9,246   $     27,809   $      1,904   $         --   $     38,959
                                                     ------------   ------------   ------------   ------------   ------------

                                                                         Note 14

                        CHATTEM, INC. AND SUBSIDIARIES
                        ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                      FOR THE SIX MONTHS ENDED MAY 31, 2000
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
 Net income......................................... $      7,882   $      1,083   $        210   $         --   $      9,175
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization....................        2,625          4,857             48             --          7,530
   Extraordinary loss on early extinguishment of
     debt, net......................................          110             --             --             --            110
   Cumulative effect of change in accounting
     principle, net.................................          542             --             --             --            542
   Income tax provision.............................         (558)           558             --             --             --
   Other, net.......................................         (153)            --             --             --           (153)
   Changes in operating assets and liabilities, net
     of acquisitions:
     Accounts receivable............................       (6,168)            --           (262)            --         (6,430)
     Inventories....................................        2,774             --            (85)            --          2,689
     Prepaid and other current assets...............          674             --           (170)            --            504
     Accounts payable and accrued liabilities.......       (3,785)            --           (238)            --         (4,023)
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash provided by (used in) operating
         activities.................................        3,943          6,498           (497)            --          9,944
                                                     ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.........       (4,267)            --            (27)            --         (4,294)
 Additions to trademarks and other product rights...          (43)            --             --             --            (43)
 Increase in other assets, net......................         (494)            --             --             --           (494)
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash used in investing activities........       (4,804)            --            (27)            --         (4,831)
                                                     ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
 Repayment of long-term debt........................      (25,496)            --             --             --        (25,496)
 Proceeds from long-term debt.......................       29,000             --             --             --         29,000
 Proceeds from exercise of stock options............          210             --             --             --            210
 Repurchase of common shares........................       (4,122)            --             --             --         (4,122)
 Change in payable to bank..........................       (4,488)            --             --             --         (4,488)
 Debt issuance costs................................         (174)            --             --             --           (174)
 Changes in intercompany accounts...................        3,382         (4,500)         1,118             --             --
 Dividends paid.....................................        2,000         (2,000)            --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
       Net cash  provided by (used in) financing
          activities................................          312         (6,500)         1,118             --         (5,070)
                                                     ------------   ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS........................................           12             --            (38)            --            (26)
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS:
 Increase (decrease) for the period.................         (537)            (2)           556             --             17
 At beginning of period.............................          550             16          1,742             --          2,308
                                                     ------------   ------------   ------------   ------------   ------------
 At end of period................................... $         13   $         14   $      2,298   $         --   $      2,325
                                                     ============   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

The following year to year comparisons of the results of operations were materially affected by the sale of Ban in September 2000, including lower sales, decreased advertising and promotion expense, higher selling, general and administrative expense as a percentage of sales and reduced interest expense among other things. Consequently, certain aspects of the results of operations are discussed on an actual and pro forma basis. The terms "pro forma" and "pro forma basis" refer to the respective reported financial data for the three and six months ended May 31, 2000, respectively, after giving effect to the Ban sale.

GENERAL
-------

On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748 of its 12.75% senior subordinated notes due 2004 and accrued interest thereon. As a result of this transaction the Company will recognize a loss on the early extinguishment of debt of $598, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

For the three months ended May 31, 2001 the Company experienced a $23,094, or 29.0%, decrease in sales to $56,542 from $79,636 in the second quarter of fiscal 2000. However, net sales for the current quarterly period decreased $3,189, or 5.3%, over pro forma net sales for the same period last year. Operating income during the period likewise decreased $8,643, or 45.1%, to $10,526 from $19,169. Income before extraordinary gain (loss) and change in accounting principle of $3,409, or $.38 per diluted share, was recorded during the period compared to $6,219, or $.65 per diluted share, during the same period last year.

For the first half of fiscal 2001, net sales decreased $38,045, or 26.8%, to $103,962 from $142,007 for the comparable period last year. On a pro forma basis, however, net sales for the current six months' period declined $1,190, or 1.1%, over comparable sales for the same period last year. Income from operations decreased $16,986, or 50.1%, for the period, to $16,887 as compared to $33,873 for the same period of fiscal 2000. Income before extraordinary gain
(loss) and change in accounting principle declined $5,832, or 59.3%, to $3,995 from $9,827 in the related fiscal 2000 period.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings and EBITDA, defined below, are used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. Cash earnings for the three months ended May 31, 2001 were $4,385, or $.49 per share, as compared to $7,878, or $.82 per share, for the comparable 2000 period. For the six months ended May 31, 2001 cash earnings were $5,949, or $.67 per share, as compared to $13,146, or $1.35 per share for the same period last year.

Earnings before interest, taxes, depreciation and amortization (EBITDA) were $12,741, or 22.5% of net sales, in the second quarter of fiscal 2001 compared to $22,427, or 28.2% of net sales, in the same 2000 period. For the six months ended May 31, 2001 EBITDA was $21,307, or 20.5% of net sales, compared to $40,532, or 28.4% of net sales, for the same period last year.

During the second quarter and first half of fiscal 2001, the Company enjoyed favorable sales performances from its ICY HOT, CAPZASIN, BULLFROG and GARLIQUE product lines. While DEXATRIM sales declined slightly from the same periods of fiscal 2000, the sales performance of this brand was achieved in spite of the discontinuance of DEXATRIM with PPA in November 2000.

During the fourth quarter of fiscal 2000 the Company recorded allowances for estimated product returns of $5,600 and inventory write-offs of $2,788, both for DEXATRIM with PPA, which was discontinued in November 2000. During the six months ended May 31, 2001, the allowance for product returns was increased $1,350, while $6,596 was charged there against, leaving a balance of $354 for this item at May 31, 2001. Also, during this same period the allowance for inventory write-offs recorded charges of $2,450, leaving a $338 balance for this item at the end of the six months period.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first half of fiscal 2001 the Company introduced DEXATRIM Natural Ephedrine Free and ICY HOT Patch as line extensions. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of certain brands and redeploy the assets to acquire other brands or reduce indebtedness.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for income before extraordinary gain (loss) and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                             ENDED MAY 31,                 ENDED MAY 31,
                                                     ---------------------------   ---------------------------
                                                         2001           2000           2001           2000
                                                     ------------   ------------   ------------   ------------
NET SALES ..........................................       100.0%         100.0%         100.0%         100.0%
                                                     ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales ....................................         27.2           26.9           26.9           26.9
  Advertising and promotion ........................         38.6           38.6           41.2           38.3
  Selling, general and administrative ..............         15.6           10.4           15.7           11.0
                                                     ------------   ------------   ------------   ------------
    Total costs and expenses .......................         81.4           75.9           83.8           76.2
                                                     ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS .............................         18.6           24.1           16.2           23.8
                                                     ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense .................................         (9.8)         (11.6)         (11.6)         (12.8)
  Investment and other income, net .................           .9             .1            1.6             .1
                                                     ------------   ------------   ------------   ------------
     Total other income (expense) ..................         (8.9)         (11.5)         (10.0)         (12.7)
                                                     ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES .........................          9.7           12.6            6.2           11.1

PROVISION FOR INCOME TAXES .........................          3.7            4.8            2.4            4.2
                                                     ------------   ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY GAIN (LOSS) AND CHANGE
IN ACCOUNTING PRINCIPLE.............................         6.0%           7.8%           3.8%           6.9%
                                                     ============   ============   ============   ============

COMPARISON OF THREE MONTHS ENDED MAY 31, 2001 AND 2000
------------------------------------------------------

For the three months ended May 31, 2001 net sales decreased $23,094, or 29.0%, to $56,542 from $79,636 for the same period last year. The decrease was largely the result of the sale of Ban in September 2000. Domestic consumer products sales declined $21,894, or 29.7%, to $51,728 for the three months ended May 31, 2000 from $73,622 for the comparable period of fiscal 2000. Net sales of international consumer products also decreased $1,200, or 19.9%, to $4,814 for the three months ended May 31, 2001 from $6,014 in the comparable 2000 period. On a pro forma basis, net domestic consumer products sales for the three months ended May 31, 2001 decreased $3,515, or 6.4%, but international sales increased $326, or 7.3%, for a net decline of $3,189, or 5.3%.

For the three months ended May 31, 2001, sales of OTC health care products declined $2,838, or 6.1%, to $44,017 from $46,855 in the same period last year, and sales of toiletries and skin care brands decreased $19,563, or 61.0%, to $12,511 for the three months ended May 31, 2001 from $32,074 in the comparable fiscal 2000 period. On a pro forma basis, net sales of the toiletries and skin care brands for the three months ended May 31, 2001 increased $342, or 2.8%.

In the domestic OTC health care product segment, sales increases were recognized for ICY HOT, CAPZASIN and GARLIQUE for the three months ended May 31, 2001, while sales declines were recorded for FLEXALL, DEXATRIM and GOLD BOND. In the domestic toiletries and skin care segment, BULLFROG recorded increased sales, SUN-IN experienced a decline in sales and the remaining brands showed modest sales decreases for the three months ended May 31, 2001. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of ICY HOT largely resulted from the introduction of the ICY HOT Patch line extension in the first quarter of fiscal 2001 and an effective marketing campaign, while increased sales of CAPZASIN were primarily attributed to strong advertising support and distribution gains. The GARLIQUE sales increase was due primarily to an enhanced radio campaign. The decline in sales of FLEXALL was principally due to reduced marketing support. The modest sales decrease for DEXATRIM reflected the continued growth of the DEXATRIM Natural products, which offset most of the sales lost by the discontinuance of the DEXATRIM with PPA in November 2000. The GOLD BOND sales decline was primarily the result of continuing competition, which management intends to counter in the third quarter of fiscal 2001 with a strong media campaign. The sales increase of BULLFROG was largely due to strong retail sales of the product line during the summer season of 2000 which required substantial inventory restocking by customers for the 2001 season, and more effective promotional campaigns. The reduced sales of SUN-IN were principally associated with the introduction of new competitive products during the second quarter of fiscal 2001 and decreased marketing support.

The decline in net sales of the international division for the three months ended May 31, 2001 was almost entirely associated with the loss of sales of Ban, which was sold in September 2000. In the second quarter of fiscal 2001 sales declined 13.7% for the Canadian operation, 3.4% for the United Kingdom business and 63.0% for the U.S. export segment as compared to the same period last year. On a pro forma basis, net sales for the three months ended May 31, 2001 decreased 3.1% for the Canadian operation, increased 15.4% for the United Kingdom business and increased 21.9% for the U.S. export segment. Sales variances were largely the result of changes in volume of unit sales of the particular brand.

Cost of sales as a percentage of net sales was 27.2% for the three months ended May 31, 2001 as compared to 26.9% for the same period last year. The unfavorable comparison reflects a change in product mix to lower gross margin product lines in the second quarter of fiscal 2001.

Advertising and promotion expenses decreased $8,959, or 29.1%, for the three months ended May 31, 2001 and were 38.6% of net sales for both of the 2001 and 2000 periods. The decline in expenditures was primarily the result of the Ban sale. Increases in advertising and promotional spending were recorded for ICY HOT, DEXATRIM and GOLD BOND, while spending for the FLEXALL, SPORTSCREME, SUN-IN, PHISODERM and SUNSOURCE product lines decreased.

The increase of $557, or 6.7%, in selling, general and administrative expenses in the second quarter of fiscal 2001 was largely associated with normal annual increases in employee compensation and an increase in the cost of legal services. The increase was offset in part by continuing cost containment and reduced freight, shipping and general sales expenses, due primarily to decreased sales, along with lower human services costs. The selling, general and administrative expenses were 15.6% of net sales in the three months ended May 31, 2001 as compared to 10.4% in the same period last year. The percentage of net sales computation in the current period was adversely affected by the absence of sales of Ban, which was sold in September 2000.

Interest expense decreased $3,655, or 39.7%, in the second quarter of fiscal 2001, reflecting primarily the payment of all of the outstanding balances of the revolving line of credit and term loans in September 2000 and $77,859 principal amount of the Company's senior subordinated notes in January 2001.

Investment and other income for the three months ended May 31, 2001 increased $479 due to interest income from temporary investments made from a portion of the proceeds from the Ban sale in September 2000, and the gain of $79 on the sale of the Norwich(R) Aspirin brand during the 2001 period.

Income before extraordinary gain (loss) and change in accounting principle decreased $2,810, or 45.2%, to $3,409 for the three months ended May 31, 2001 from $6,219 for the comparable period of the prior year. This decrease resulted primarily from lower sales attributable to the sale of Ban in September 2000.

An extraordinary loss of $110, net of income tax benefit, on the early extinguishment of debt was incurred in the prior year period.



Norwich(R)is the trademark of The Monticello Companies, Inc.

COMPARISON OF SIX MONTHS ENDED MAY 31, 2001 AND 2000
----------------------------------------------------

Net sales for the six months ended May 31, 2001 decreased $38,045, or 26.8%, to $103,962 from $142,007 for the same period last year. The decrease in sales was largely the result of the sale of Ban in September 2000. Domestic consumer products sales declined $35,592, or 27.0%, to $96,118 for the six months ended May 31, 2001 from $131,710 for the comparable period of fiscal 2000. Net sales of international consumer products also decreased $2,453, or 23.8%, to $7,844 in the six months ended May 31, 2001 from $10,297 in the comparable 2000 period. On a pro forma basis, domestic consumer product net sales for the six months ended May 31, 2001 decreased $1,884, or 1.9%, but international sales increased $694, or 9.7%, for a net decline of $1,190, or 1.1%.

For the six months ended May 31, 2001 sales of OTC health care products declined $2,018, or 2.4%, to $83,331 from $85,349 in the same period last year. Sales of toiletries and skin care brands decreased $36,064, or 64.0%, to $20,330 in the six months ended May 31, 2001 from $56,394 in the comparable fiscal 2000 period. On a pro forma basis, net sales of the toiletries and skin care brands for the six months ended May 31, 2001 increased $791, or 4.0%.

In the domestic OTC health care product segment, sales increases were recognized for ICY HOT, CAPZASIN and GARLIQUE in the six months ended May 31, 2001, while sales declines were recorded for FLEXALL and GOLD BOND. In the domestic toiletries and skin care segment, BULLFROG recorded increased sales, SUN-IN and ULTRASWIM experienced declines in sales and the remaining brands showed modest sales decreases in the six months ended May 31, 2001. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of ICY HOT largely resulted from the introduction of the ICY HOT Patch line extension in the first quarter of fiscal 2001 and an effective marketing campaign, while increased sales of CAPZASIN were primarily attributed to strong advertising support and distribution gains. The GARLIQUE sales increase was due primarily to an enhanced radio campaign. The decline in sales of FLEXALL was principally due to reduced marketing support, and the GOLD BOND sales decrease was primarily the result of continuing competition, which management intends to counter in the third quarter of fiscal 2001 with a strong media campaign. The sales increase of BULLFROG was largely due to strong retail sales of the product line during the summer season of 2000 which required substantial inventory restocking by customers for the 2001 season, and more effective promotional campaigns. The reduced sales of SUN-IN were principally associated with the introduction of new competitive products in the six months ended May 31, 2001 and decreased marketing support. The sales decline for ULTRASWIM reflected the transition to new packaging for this product line as inventory with old packaging was disposed of at the retail level.

The decline in net sales of the international division in the six months ended May 31, 2001 was almost entirely associated with the loss of sales of Ban, which was sold in September 2000. In the six months ended May 31, 2001 sales declined 10.4% for the Canadian operation, 14.1% for the United Kingdom business and 62.4% for the U.S. export segment as compared to the same period last year. On a pro forma basis, net sales for the six months ended May 31, 2001 increased 4.1% for the Canadian operation, 9.1% for the United Kingdom business and 43.0% for the U.S. export segment. Sales variances were largely the result of changes in volume of unit sales of the particular brand.

Advertising and promotion expenses decreased $11,476, or 21.1%, for the six months ended May 31, 2001 and were 41.2% of net sales compared to 38.3% in the corresponding 2000 period. The decline in expenditures was primarily the result of the Ban sale. Increases in advertising and promotion spending were recorded for ICY HOT, DEXATRIM, PAMPRIN and GOLD BOND, while spending for the FLEXALL, SPORTSCREME, SUN-IN, PHISODERM and SUNSOURCE product lines decreased.

The increase of $664, or 4.2%, in selling, general and administrative expenses in the six months ended May 31, 2001 was largely associated with normal annual increases in employee compensation and an increase in the cost of legal services. The increase was offset in part by continuing cost containment and reduced freight, shipping and general sales expenses, associated with decreased sales, along with lower human services costs. Selling, general and administrative expenses were 15.7% of net sales in the six months ended May 31, 2001 as compared to 11.0% in the same period last year. The percentage of net sales computation in the current period was adversely affected by the absence of sales of Ban, which was sold in September 2000.

Interest expense decreased $6,125, or 33.7%, in the 2001 period, reflecting primarily the retirement of all of the outstanding balances of the revolving line of credit and term loans in September 2000 and $77,859 principal amount of the Company's senior subordinated notes in January 2001.

Investment and other income for the six months ended May 31, 2001 increased $1,494, largely due to interest income from temporary investments made from a portion of the proceeds from the Ban sale in September 2000, and the gain of $79 on the sale of the Norwich Aspirin brand during the 2001 period.

An extraordinary gain of $7,551, net of income taxes, on the early extinguishment of debt was recognized in the 2001 period. The gain resulted from the retirement of $77,859 principal amount of the Company's senior subordinated notes. An extraordinary loss of $110, net of income tax benefit, on the early extinguishment of debt was incurred in the prior year period.

Income before extraordinary gain (loss) and change in accounting principle decreased $5,832, or 59.3%, to $3,995 for the six months ended May 31, 2001 from $9,827 for the comparable period of the prior year. This decrease resulted primarily from lower sales attributable to the sale of Ban in September 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, interest and principal payments with respect to long-term debt, acquisitions, working capital, repurchases of its common shares and capital expenditures.

Cash provided by operations was $753 and $9,444 for the six months ended May 31, 2001 and 2000, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of decreases in net income (after adjustment for the extraordinary net gain on the early extinguishment of debt), reduced depreciation and amortization expense, largely as a result of the sale of the Ban trademark on September 15, 2000, and decreases in accounts payable and accrued liabilities.

Investing activities provided cash of $512 but used cash of $4,831 in the six months ended May 31, 2001 and 2000, respectively. The decrease of $5,343 in the use of cash in the six months ended May 31, 2001 was largely the result of fewer additions to property, plant and equipment and the proceeds of $1,179 from the sale of the Norwich Aspirin brand.

Financing activities used cash of $64,828 and $5,070 in the first six months of fiscal 2001 and 2000, respectively. The increase of $59,758 reflected primarily the funds required for the retirement of $77,859 principal amount of the Company's senior subordinated notes, reduced by the absence of repurchases of the Company's common shares and the change in payable to bank.

The following table presents working capital data at May 31, 2001 and November 30, 2000 or for the respective years then ended:

                       Item                                                       2001           2000
                   ------------                                               ------------   ------------
   Working capital (current assets less current liabilities) ...............  $    65,395    $   126,029
   Current ratio (current assets divided by current liabilities) ...........        2.76           3.77
   Quick ratio (cash and cash equivalents and accounts receivable divided
     by current liabilities) ...............................................        2.00           3.15
   Average accounts receivable turnover ....................................        4.43           5.28
   Average inventory turnover ..............................................        3.28           3.50
   Working capital as a percentage of total assets .........................       19.95%         31.34%

The change in the current and quick ratios at May 31, 2001 as compared to November 30, 2000, reflected primarily the reduction in cash used for the partial retirement of the Company's senior subordinated notes in the first quarter of fiscal 2001.

Total debt outstanding was $226,300 at May 31, 2001 compared to $304,077 at November 30, 2000, a decrease of $77,777 during the first half of 2001. On June 15, 2001, the Company retired all of the outstanding principal balance of $21,748 of its 12.75% senior subordinated notes due 2004, thereby further reducing its outstanding debt to $204,372 as of that date.

As of May 31, 2001, the remaining amount authorized by the Company's board of directors under the stock buyback plan was $6,599; however, the Company is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued.

Management of the Company believes that projected cash flows generated by operations along with its cash and cash equivalents position and a $10,000 revolving credit facility, which became operative on June 21, 2001, will be sufficient to fund the Company's current commitments and proposed operations. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

FOREIGN OPERATIONS
------------------

The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." For the six months ended May 31, 2001 and 2000 these subsidiaries accounted for 7% and 6% of total revenues, respectively, and 3% and 2% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $2 and $39 for the six months ended May 31, 2001 and 2000, respectively, resulted from foreign currency transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company recorded the initial application of SOP 98-5 in December 1999 as the cumulative effect of a change in accounting principle of approximately $542, net of income tax benefit.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 137 delayed the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1999). SFAS No. 133 could increase volatility in earnings and other comprehensive income. However, as the Company did not have any derivative instruments as of May 31, 2001 and November 30, 2000, there was no impact of adoption at the Company's effective date of December 1, 2000.

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs"(EITF 00-10"). EITF 00-10 is effective the fourth quarter of 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues will be required to be reclassified to cost of sales. The Company currently classifies shipping and handling costs billed to the customer as revenues and costs related to shipping and handling as a selling expense. The amount of shipping and handling costs included in selling expense for the second quarter of fiscal 2001 and 2000 was $1,546 and $1,723, respectively, and for the first half of fiscal 2001 and 2000 was $2,710 and $3,201, respectively. The adoption in fiscal 2001 will not have an impact on the Company's results of operations or the financial position of the Company.

In November 2000, the EITF finalized Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to its customers. Sales incentives include discounts, coupons, rebates, "buy one get one free" promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. Currently, the company recognizes all sales incentives as an advertising and promotion expense. Although this pronouncement will not have any impact on the results of operations or financial position of the Company, the presentation prescribed will have an effect of reducing net sales and advertising and promotion expenses in comparison to prior years. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2001. The impact of adopting would have decreased net sales and advertising and promotion expense by $1,604 and $5,119 for the three months ended May 31, 2001 and 2000, respectively, and by $2,422 and $6,142 for the first six months of fiscal 2001 and 2000, respectively.

On June 29, 2001, the FASB unanimously approved the issuance of SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which it expects to publish during the second half of July 2001. An unofficial text of SFAS 142 indicates that the cost of certain of the Company's intangible assets will no longer be subject to amortization, effective December 1, 2001.

SEASONALITY
-----------

Seasonality is an important factor affecting the operations of the Company. During recent fiscal years, the Company's first quarter's net sales and gross profit have trailed the other fiscal quarters on average from 25% to 35% because of slower sales of consumer products, the seasonality of BULLFROG and SUN-IN and lower levels of promotional campaigns during this quarter.

RISK FACTORS
------------

The Company's business is subject to a number of risks, including the risks described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, the impact of the loss of sales of DEXATRIM with PPA; the defense of claims relating to the existence of PPA in DEXATRIM; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; product liability and insurance, including the increased cost of coverage and reduced scope of coverage resulting from changes in the market for insurance products and claims filed against the Company relating to DEXATRIM with PPA; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 3.     LEGAL PROCEEDINGS

            See Note 10 of Notes to Consolidated Financial Statements included to Part 1, Item 1 of this Report.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held on April 18, 2001 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Zan Guerry and Scott L. Probasco, Jr. With respect to Mr. Guerry, 8,040,013 were in favor and 204,006 abstained. With respect to Mr. Probasco, 8,179,608 were in favor and 64,411 abstained. The following directors' terms of office continued after the annual meeting: Samuel
E. Allen, Louis H. Barnett, Robert E. Bosworth, Richard E. Cheney, Philip H. Sanford and A. Alexander Taylor II.

            The shareholders ratified the appointment of Arthur Andersen LLP as auditors for fiscal 2001 with 8,217,665 votes in favor, 16,172 opposed and 10,182 abstaining.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

               (1) Statement regarding computation of per share earnings (Exhibit 11).

           (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended May 31, 2001.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CHATTEM, INC.
                                            (Registrant)



Dated:   July 13, 2001               /s/ A. Alexander Taylor II
       -----------------             -----------------------------
                                     A. Alexander Taylor II
                                     President and Director
                                     (Chief Operating Officer)



                                     /s/ Christopher S. Keller
                                     -----------------------------
                                     Christopher S. Keller
                                     Chief Financial Officer



                                     /s/ Scott J. Sloat
                                     -----------------------------
                                     Scott J. Sloat
                                     Controller
                                     (Chief Accounting Officer)