Form 10-Q
period 2001-08-31
CHATTEM INC
filed 2001-10-12
CIK 19520

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



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
                          COMMISSION FILE NUMBER 0-5905




                                  CHATTEM, INC.
                                  -------------
                             A TENNESSEE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571






REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

AS OF OCTOBER 12, 2001, 8,973,156 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.


================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  August 31, 2001 and November 30, 2000 .................  3

                  Consolidated Statements of Income for
                  the Three and Nine Months Ended August
                  31, 2001 and 2000 .....................................  5

                  Consolidated Statements of Cash Flows for
                  the Nine Months Ended August 31, 2001 and 2000 ........  6

                  Notes to Consolidated Financial Statements ............  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................... 19



PART II. OTHER INFORMATION

         Item 3.  Legal Proceedings...................................... 28

         Item 6.  Exhibits and Reports on Form 8-K ...................... 28


SIGNATURES .............................................................. 29



EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                                        AUGUST 31,      NOVEMBER 30,
ASSETS                                                                     2001             2000
------                                                                 ------------     ------------
                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................................     $     27,965     $    102,534
   Accounts receivable, less allowance for doubtful accounts
      of $1,100 at August 31, 2001 and $1,025 at November 30, 2000           24,476           40,691
   Refundable and deferred income taxes ..........................           11,801           12,401
   Inventories ...................................................           12,975           15,052
   Prepaid expenses and other current assets .....................            3,183              884
                                                                       ------------     ------------
      Total current assets .......................................           80,400          171,562
                                                                       ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET ...............................           26,689           27,059
                                                                       ------------     ------------

OTHER NONCURRENT ASSETS:
   Patents, trademarks and other purchased product rights, net ...          186,819          191,980
   Debt issuance costs, net ......................................            7,937            8,829
   Other .........................................................            1,609            2,646
                                                                       ------------     ------------
      Total other noncurrent assets ..............................          196,365          203,455
                                                                       ------------     ------------

         TOTAL ASSETS ............................................     $    303,454     $    402,076
                                                                       ============     ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                        AUGUST 31,      NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                       2001             2000
------------------------------------                                   ------------     ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Accounts payable ..............................................     $      4,806     $      8,790
   Payable to bank ...............................................             --              1,529
   Accrued liabilities ...........................................           27,336           35,214
                                                                       ------------     ------------
      Total current liabilities ..................................           32,142           45,533
                                                                       ------------     ------------

LONG-TERM DEBT ...................................................          204,748          304,077
                                                                       ------------     ------------

DEFERRED INCOME TAXES ............................................           12,919           12,919
                                                                       ------------     ------------

OTHER NONCURRENT LIABILITIES .....................................            1,765            1,894
                                                                       ------------     ------------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, authorized 1,000, none issued           --               --
   Common shares, without par value, authorized 50,000, issued
      8,982 at August 31, 2001 and 8,861 at November 30, 2000 ....            1,870            1,845
   Paid-in surplus ...............................................           65,936           64,443
   Accumulated deficit ...........................................          (12,772)         (26,463)
                                                                       ------------     ------------
                                                                             55,034           39,825
   Unamortized value of restricted common shares issued ..........             (921)            --
   Cumulative other comprehensive income -
      foreign currency translation adjustment ....................           (2,233)          (2,172)
                                                                       ------------     ------------
      Total shareholders' equity .................................           51,880           37,653
                                                                       ------------     ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $    303,454     $    402,076
                                                                       ============     ============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                        FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                          ENDED AUGUST 31,                    ENDED AUGUST 31,
                                                   ------------------------------      ------------------------------
                                                       2001              2000              2001              2000
                                                   ------------      ------------      ------------      ------------
NET SALES ....................................     $     49,641      $     73,253      $    153,603      $    215,260
                                                   ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of sales .............................           12,663            19,159            40,553            57,296
   Advertising and promotion .................           18,528            28,108            61,391            82,447
   Selling, general and administrative .......            9,348             8,539            25,670            24,197
                                                   ------------      ------------      ------------      ------------
      Total costs and expenses ...............           40,539            55,806           127,614           163,940
                                                   ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS .......................            9,102            17,447            25,989            51,320
                                                   ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest expense ..........................           (4,959)           (9,139)          (17,024)          (27,329)
   Investment and other income, net ..........              289                 1             1,910               128
                                                   ------------      ------------      ------------      ------------
      Total other income (expense) ...........           (4,670)           (9,138)          (15,114)          (27,201)
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN
 (LOSS) AND CHANGE IN ACCOUNTING PRINCIPLE ...            4,432             8,309            10,875            24,119

PROVISION FOR INCOME TAXES ...................            1,684             3,158             4,132             9,141
                                                   ------------      ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY GAIN (LOSS) AND
 CHANGE IN ACCOUNTING PRINCIPLE ..............            2,748             5,151             6,743            14,978

EXTRAORDINARY GAIN (LOSS) ON EARLY
 EXTINGUISHMENT OF DEBT, NET OF INCOME TAXES..             (603)             --               6,948              (110)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF INCOME TAX BENEFIT ........             --                --                --                (542)
                                                   ------------      ------------      ------------      ------------

NET INCOME ...................................     $      2,145      $      5,151      $     13,691      $     14,326
                                                   ============      ============      ============      ============

NUMBER OF COMMON SHARES:
   Weighted average outstanding-basic ........            8,876             9,310             8,871             9,508
                                                   ============      ============      ============      ============
   Weighted average and potential dilutive
    outstanding ..............................            9,031             9,379             8,917             9,611
                                                   ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic:
      Income before extraordinary gain (loss)
       and change in accounting principle ....     $        .31      $        .55      $        .76      $       1.58
      Extraordinary gain (loss) ..............             (.07)             --                 .78              (.01)
      Change in accounting principle .........             --                --                --                (.06)
                                                   ------------      ------------      ------------      ------------
         Total basic .........................     $        .24      $        .55      $       1.54      $       1.51
                                                   ============      ============      ============      ============

   Diluted:
      Income before extraordinary gain (loss)
       and change in accounting principle ....     $        .30      $        .55      $        .76      $       1.56
      Extraordinary gain (loss) ..............             (.06)             --                 .78              (.01)
      Change in accounting principle .........             --                --                --                (.06)
                                                   ------------      ------------      ------------      ------------
         Total diluted .......................     $        .24      $        .55      $       1.54      $       1.49
                                                   ============      ============      ============      ============

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


                                                                         FOR THE NINE MONTHS ENDED
                                                                                 AUGUST 31,
                                                                       -----------------------------
                                                                           2001             2000
                                                                       ------------     ------------
OPERATING ACTIVITIES:
   Net income ....................................................     $     13,691     $     14,326
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..............................            7,627           11,403
      Gain on product divestiture ................................              (79)            --
      Extraordinary (gain) loss on early extinguishment of
       debt, net .................................................           (6,948)             110
      Cumulative effect of change in accounting principle, net ...             --                542
      Stock option charge ........................................              394              398
      Other, net .................................................              (59)              66
      Changes in operating assets and liabilities, net of product divestitures:
         Accounts receivable .....................................           16,215            1,916
         Refundable and deferred income taxes ....................              600             --
         Inventories .............................................            2,077            4,470
         Prepaid expenses and other current assets ...............           (2,309)             576
         Accounts payable and accrued liabilities ................          (16,331)          (7,478)
                                                                       ------------     ------------
            Net cash provided by operating activities ............           14,878           26,329
                                                                       ------------     ------------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ....................           (1,512)          (5,293)
   Additions to trademarks and other product rights ..............             (277)            (241)
   Proceeds from product divestiture .............................            1,179             --
   Change in other assets, net ...................................              374           (1,148)
                                                                       ------------     ------------
            Net cash used in investing activities ................             (236)          (6,682)
                                                                       ------------     ------------

FINANCING ACTIVITIES:
   Repayment of long-term debt ...................................          (84,453)         (39,996)
   Payment of consent fees related to repayment of long-term debt.           (3,293)            --
   Proceeds from long-term debt ..................................             --             29,000
   Proceeds from exercise of stock options .......................               95              210
   Repurchase of common shares ...................................             --             (7,155)
   Change in payable to bank .....................................           (1,529)            (367)
   Debt issuance costs ...........................................             --               (317)
                                                                       ------------     ------------
            Net cash used in financing activities ................          (89,180)         (18,625)
                                                                       ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .....              (31)             (93)
                                                                       ------------     ------------

CASH AND CASH EQUIVALENTS:
   Increase (decrease) for the period ............................          (74,569)             929
   At beginning of period ........................................          102,534            2,308
                                                                       ------------     ------------
   At end of period ..............................................     $     27,965     $      3,237
                                                                       ============     ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
   Additions to trademarks and other product rights by assumption
    of certain liabilities .......................................     $       --       $        542
   Issuance of 100,000 shares of restricted common stock at an
    average value of $9.93 each ..................................     $        993     $       --


PAYMENTS FOR:
   Interest ......................................................     $     14,331     $     20,627
   Taxes .........................................................     $        266     $      7,580

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


3. Inventories consisted of the following at August 31, 2001 and November 30, 2000:

                                                     2001          2000
                                                   --------      --------
      Raw materials and work in process.........   $  5,030      $  6,793
      Finished goods ...........................      9,933        10,247
      Excess of current cost over LIFO values ..     (1,988)       (1,988)
                                                   --------      --------
          Total inventories ....................   $ 12,975      $ 15,052
                                                   ========      ========


4. Accrued liabilities consisted of the following at August 31, 2001 and November 30, 2000:

                                                     2001          2000
                                                   --------      --------
      Income and other taxes ...................   $  7,581      $     --
      Salaries, wages and commissions ..........      2,315         1,103
      Advertising and promotion ................      4,840         7,663
      Interest .................................      7,589         5,810
      Product acquisitions and divestitures ....      2,215        10,413
      Allowance for product returns.............      1,473         9,600
      Legal fees................................        500            --
      Other ....................................        823           625
                                                   --------      --------
          Total accrued liabilities ............   $ 27,336      $ 35,214
                                                   ========      ========

5. Comprehensive income consisted of the following components for the three and nine months ended August 31, 2001 and 2000, respectively:

                                   For the Three Months    For the Nine Months
                                     Ended August 31,        Ended August 31,
                                   --------------------    --------------------
                                     2001        2000        2001        2000
                                   --------    --------    --------    --------
      Net income.................  $  2,145    $  5,151    $ 13,691    $ 14,326
      Other - foreign currency
        translation adjustment...       (20)       (209)        (61)       (475)
                                   --------    --------    --------    --------
          Total..................  $  2,125    $  4,942    $ 13,630    $ 13,851
                                   ========    ========    ========    ========

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

7. In fiscal 1999 and 2000 the Company's board of directors authorized repurchases of the Company's common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,049,000 shares at a cost of $13,401 have been reacquired through August 31, 2001, leaving $6,599 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued. The repurchased shares were retired and returned to unissued. No shares were repurchased in the first nine months of fiscal 2001.

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

9. On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748 of its 12.75% senior subordinated notes due 2004 and accrued interest thereon. As a result of this transaction, the Company recognized a loss on the early extinguishment of debt of $603, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of the related unamortized deferred issuance and initial discount costs.

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

      The Company has been named as a defendant in over eighteen different lawsuits, most of which were filed in the months of April through September 2001. Each of the lawsuits alleges that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which until November 2000 was the active ingredient in certain of the Company's DEXATRIM products. The lawsuits seek an unspecified amount of compensatory and exemplary damages. Other defendants to the lawsuits include Thompson Medical Company, Inc. and its successor-in-interest DELACO, which owned the DEXATRIM brand until it was acquired by the Company in December 1998, and certain other major consumer products companies that manufactured and sold cough/cold products containing PPA. Under the Company's purchase agreement for DEXATRIM, Thompson Medical Company, Inc. is responsible for indemnifying the Company for any liability arising from DEXATRIM products sold on or prior to the December 1998 closing, and the Company is responsible for indemnifying Thompson Medical Company, Inc. for any liability arising from DEXATRIM products sold after the closing. The Company maintains product liability insurance coverage for claims asserted in the lawsuits, although the insurance coverage is subject to the limitations described within the terms of the policies. The Company anticipates that additional lawsuits in which similar allegations are made could be filed.

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

13. The Company operates in two primary segments that are based on the different types of products offered. The OTC health care segment includes medicated skin care products, topical analgesics, internal analgesics, lip care, appetite suppressant and dietary supplement products. The toiletries and skin care segment includes antiperspirants and deodorants (sold in September 2000), facial cleaners and masques and seasonal products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended November 30, 2000. Certain assets, including the majority of property, plant and equipment and deferred tax assets are not allocated to the identifiable segments.

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

      Identifiable/total assets: primarily identified unamortized cost of trademarks and other product rights and total domestic inventory cost with the remainder of total assets being shown under the "Not Classified"
      caption.                          10

                                                                             Product Classifications
                                                         ---------------------------------------------------------------
                                                                              OTC           Toiletries          Not
                                                            Total         Health Care      and Skin Care     Classified
                                                         ------------     ------------     ------------     ------------
      For the three months ended August 31, 2001:
         Net sales .................................     $     49,641     $     41,328     $      8,035     $        278
         Variable contribution margin ..............           21,208           17,812            3,293              103
         Depreciation and amortization .............            2,579            1,291              180            1,108
         Identifiable assets/total assets (at August
            31, 2001) ..............................          303,454          182,448           24,848           96,158


      For the three months ended August 31, 2000:
         Net sales .................................     $     73,253     $     41,050     $     32,112     $         91
         Variable contribution margin ..............           28,830           18,413           10,573             (156)
         Depreciation and amortization .............            3,873            1,293            1,150            1,430
         Identifiable assets/total assets (at August
            31, 2000) ..............................          482,076          192,408          188,804          100,864


      For the nine months ended August 31, 2001:
         Net sales .................................     $    153,603     $    124,659     $     28,365     $        579
         Variable contribution margin ..............           60,335           50,968            9,181              186
         Depreciation and amortization .............            7,627            3,865              522            3,240
         Identifiable assets/total assets (at August
            31, 2001) ..............................          303,454          182,448           24,848           96,158


      For the nine months ended August 31, 2000:
         Net sales .................................     $    215,260     $    126,399     $     88,506     $        355
         Variable contribution margin ..............           84,731           55,868           28,944              (81)
         Depreciation and amortization .............           11,403            3,934            3,586            3,883
         Identifiable assets/total assets (at August
            31, 2000) ..............................          482,076          192,408          188,804          100,864

      The reconciliation of variable contribution margin, as shown above, to income before income taxes, extraordinary gain (loss) and change in accounting principle is as follows for the three and nine months ended August 31, 2001 and 2000, respectively:

                                                     For the Three Months         For the Nine Months
                                                       Ended August 31,            Ended August 31,
                                                    ----------------------      ----------------------
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      --------
      Variable contribution margin ............     $ 21,208      $ 28,830      $ 60,335      $ 84,731
      Less divisional and corporate overhead
        not allocated to product groups .......       12,106        11,383        34,346        33,411
                                                    --------      --------      --------      --------
      Income from operations ..................        9,102        17,447        25,989        51,320
                                                    --------      --------      --------      --------
      Other income (expense):
        Interest expense ......................       (4,959)       (9,139)      (17,024)      (27,329)
        Investment and other income, net ......          289             1         1,910           128
                                                    --------      --------      --------      --------
           Total other income (expense) .......       (4,670)       (9,138)      (15,114)      (27,201)
                                                    --------      --------      --------      --------
      Income before income taxes, extraordinary
        gain (loss) and change in accounting
        principle .............................     $  4,432      $  8,309      $ 10,875      $ 24,119
                                                    ========      ========      ========      ========

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

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                 AUGUST 31, 2001
                                 ---------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                       CHATTEM         SIGNAL       COMPANIES       DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents .........................$     15,385   $      9,073   $      3,507   $       --     $     27,965
  Accounts receivable, less allowance for doubtful
    accounts of $1,100 ..............................      21,105           --            3,371           --           24,476
  Refundable and deferred income taxes ..............      11,801           --             --             --           11,801
  Inventories .......................................      10,859           --            2,116           --           12,975
  Prepaid expenses and other current assets .........       3,010           --              173           --            3,183
                                                     ------------   ------------   ------------   ------------   ------------
      Total current assets ..........................      62,160          9,073          9,167           --           80,400
                                                     ------------   ------------   ------------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET ..................      26,427           --              262           --           26,689
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net .....................................       4,039        182,780           --             --          186,819
  Debt issuance costs, net ..........................       7,937           --             --             --            7,937
  Investment in subsidiaries ........................       8,280           --             --           (8,280)          --
  Other .............................................       1,562           --               47           --            1,609
                                                     ------------   ------------   ------------   ------------   ------------
      Total other noncurrent assets .................      21,818        182,780             47         (8,280)       196,365
                                                     ------------   ------------   ------------   ------------   ------------

         TOTAL ASSETS ...............................$    110,405   $    191,853   $      9,476   $     (8,280)  $    303,454
                                                     ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable ..................................$      4,314   $       --     $        492    $      --     $      4,806
  Accrued liabilities ...............................      26,468           --              868           --           27,336
                                                     ------------   ------------   ------------   ------------   ------------
      Total current liabilities .....................      30,782           --            1,360           --           32,142
                                                     ------------   ------------   ------------   ------------   ------------

LONG-TERM DEBT ......................................     204,748           --             --             --          204,748
                                                     ------------   ------------   ------------   ------------   ------------

DEFERRED INCOME TAXES ...............................       2,948         10,121           (150)          --           12,919
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT LIABILITIES ........................       1,765           --             --             --            1,765
                                                     ------------   ------------   ------------   ------------   ------------

INTERCOMPANY ACCOUNTS ...............................    (183,121)       184,521         (1,400)          --             --
                                                     ------------   ------------   ------------   ------------   ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value, authorized
    1,000, none issued ..............................        --             --             --             --             --
  Common shares, without par value, authorized
    50,000, issued 8,982 ............................       1,870              2          8,278          8,280          1,870
  Paid-in surplus ...................................      65,936           --             --             --           65,936
  Retained earnings (accumulated deficit) ...........     (13,115)        (2,791)         3,134           --          (12,772)
                                                     ------------   ------------   ------------   ------------   ------------
      Total .........................................      54,691         (2,789)        11,412          8,280         55,034
  Unamortized value of restricted common shares
    issued ..........................................        (921)          --             --             --             (921)
  Cumulative other comprehensive income -
    foreign currency translation adjustment .........        (487)          --           (1,746)          --           (2,233)
                                                     ------------   ------------   ------------   ------------   ------------
      Total shareholders' equity (deficit) ..........      53,283         (2,789)         9,666          8,280         51,880
                                                     ------------   ------------   ------------   ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..$    110,405   $    191,853   $      9,476   $      8,280   $    303,454
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

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents......................... $      5,515   $     95,747   $      1,272   $         --   $    102,534
  Accounts receivable, less allowance for
    doubtful accounts of $1,025.....................       35,772          1,154          3,765             --         40,691
  Refundable and deferred income taxes..............       12,250             --            151             --         12,401
  Inventories.......................................       12,596             --          2,456             --         15,052
  Prepaid expenses and other current assets.........          711             --            173             --            884
                                                     ------------   ------------   ------------   ------------   ------------
      Total current assets..........................       66,844         96,901          7,817             --        171,562
                                                     ------------   ------------   ------------   ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET..................       26,759             --            300             --         27,059
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net.....................................        4,198        187,782             --             --        191,980
  Debt issuance costs, net..........................        8,829             --             --             --          8,829
  Investment in subsidiaries........................        8,280             --             --         (8,280)            --
  Other.............................................        2,646             --             --             --          2,646
                                                     ------------   ------------   ------------   ------------   ------------
      Total other noncurrent assets.................       23,953        187,782             --         (8,280)       203,455
                                                     ------------   ------------   ------------   ------------   ------------

         TOTAL ASSETS............................... $    117,556   $    284,683   $      8,117   $     (8,280)  $    402,076
                                                     ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable.................................. $      8,426   $         --   $        364   $         --   $      8,790
  Payable to bank...................................        1,529             --             --             --          1,529
  Accrued liabilities...............................       33,898             --          1,316             --         35,214
                                                     ------------   ------------   ------------   ------------   ------------
      Total current liabilities.....................       43,853             --          1,680             --         45,533
                                                     ------------   ------------   ------------   ------------   ------------

LONG-TERM DEBT......................................      304,077             --             --             --        304,077
                                                     ------------   ------------   ------------   ------------   ------------

DEFERRED INCOME TAXES...............................        2,798         10,121             --             --         12,919
                                                     ------------   ------------   ------------   ------------   ------------

OTHER NONCURRENT LIABILITIES........................        1,894             --             --             --          1,894
                                                     ------------   ------------   ------------   ------------   ------------

INTERCOMPANY ACCOUNTS...............................     (275,101)       277,272         (2,171)            --             --
                                                     ------------   ------------   ------------   ------------   ------------

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value, authorized
    1,000, none issued..............................           --             --             --             --             --
  Common shares, without par value, authorized
    50,000, issued 8,861............................        1,845              2          8,278          8,280          1,845
  Paid-in surplus...................................       64,443             --             --             --         64,443
  Retained earnings (accumulated deficit)...........      (25,771)        (2,712)         2,020             --        (26,463)
                                                     ------------   ------------   ------------   ------------   ------------
      Total.........................................       40,517         (2,710)        10,298          8,280         39,825
  Cumulative other comprehensive income -
      foreign currency translation adjustment.......         (482)            --         (1,690)            --         (2,172)
                                                     ------------   ------------   ------------   ------------   ------------
      Total shareholders' equity (deficit)..........       40,035         (2,710)         8,608          8,280         37,653
                                                     ------------   ------------   ------------   ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. $    117,556   $    284,683   $      8,117   $      8,280   $    402,076
                                                     ============   ============   ============   ============   ============

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2001
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

NET SALES .........................................  $    142,773   $       --     $     10,830   $       --     $    153,603
                                                     ------------   ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales ...................................        36,849           --            3,704           --           40,553
  Advertising and promotion .......................        53,721          4,179          3,491           --           61,391
  Selling, general and administrative .............        23,682             15          1,973           --           25,670
                                                     ------------   ------------   ------------   ------------   ------------
      Total costs and expenses ....................       114,252          4,194          9,168           --          127,614
                                                     ------------   ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS ............................        28,521         (4,194)         1,662           --           25,989
                                                     ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense ................................       (17,024)          --             --             --          (17,024)
  Investment and other income, net ................           337          1,537             36           --            1,910
  Royalties .......................................        (6,895)         7,083           (188)          --             --
  Premium revenue .................................           (40)          --               40           --             --
  Corporate allocations ...........................            23           --              (23)          --             --
                                                     ------------   ------------   ------------   ------------   ------------
      Total other income (expense) ................       (23,599)         8,620           (135)          --          (15,114)
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN..         4,922          4,426          1,527           --           10,875


PROVISION FOR INCOME TAXES ........................         2,292          1,505            335           --            4,132
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY GAIN ..................         2,630          2,921          1,192           --            6,743

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES .............................         6,948           --             --             --            6,948
                                                     ------------   ------------   ------------   ------------   ------------

NET INCOME ........................................  $      9,578   $      2,921   $      1,192   $       --     $     13,691
                                                     ============   ============   ============   ============   ============

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2000
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
NET SALES .......................................... $    202,733   $       --     $     12,527   $       --     $    215,260
                                                     ------------   ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of sales ....................................       53,042           --            4,254           --           57,296
  Advertising and promotion ........................       70,190          7,288          4,969           --           82,447
  Selling, general and administrative ..............       22,060             10          2,127           --           24,197
                                                     ------------   ------------   ------------   ------------   ------------
      Total costs and expenses .....................      145,292          7,298         11,350           --          163,940
                                                     ------------   ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS .............................       57,441         (7,298)         1,177           --           51,320
                                                     ------------   ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense .................................      (27,329)          --             --             --          (27,329)
  Investment and other income, net .................           88              2             38           --              128
  Royalties ........................................       (9,654)         9,856           (202)          --             --
  Corporate allocations ............................           23           --              (23)          --             --
                                                     ------------   ------------   ------------   ------------   ------------
      Total other income (expense) .................      (36,872)         9,858           (187)          --          (27,201)
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND
  CHANGE IN ACCOUNTING PRINCIPLE ...................       20,569          2,560            990           --           24,119

PROVISION FOR INCOME TAXES .........................        8,271            870           --             --            9,141
                                                     ------------   ------------   ------------   ------------   ------------

INCOME BEFORE EXTRAORDINARY LOSS AND CHANGE IN
  ACCOUNTING PRINCIPLE .............................       12,298          1,690            990           --           14,978

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAX BENEFIT ........................         (110)          --             --             --             (110)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT ........................         (542)          --             --             --             (542)
                                                     ------------   ------------   ------------   ------------   ------------
NET INCOME ......................................... $     11,646   $      1,690   $        990   $       --     $     14,326
                                                     ============   ============   ============   ============   ============

                                                                         Note 14
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2001
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

OPERATING ACTIVITIES:
  Net income ........................................$      9,578   $      2,921   $      1,192   $       --     $     13,691
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .................       3,398          4,179             50           --            7,627
      Gain on product divestiture ...................        --              (79)          --             --              (79)
      Income tax provision ..........................      (1,505)         1,505           --             --             --
      Extraordinary gain on early extinguishment of
        debt, net ...................................      (6,948)          --             --             --           (6,948)
      Stock option charge ...........................         394           --             --             --              394
      Other, net ....................................         (59)          --             --             --              (59)
      Changes in operating assets and liabilities,
        net of product divestitures:
         Accounts receivable ........................      14,703          1,154            358           --           16,215
         Refundable and deferred income taxes .......         600           --             --             --              600
         Inventories ................................       1,760           --              317           --            2,077
         Prepaid expenses and other current assets ..      (2,261)          --              (48)          --           (2,309)
         Accounts payable and accrued liabilities ...     (15,986)          --             (345)          --          (16,331)
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash provided by operating activities        3,674          9,680          1,524           --           14,878
                                                     ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ........      (1,496)          --              (16)          --           (1,512)
  Additions to trademarks and other product rights ..        --             (277)          --             --             (277)
  Proceeds from product divestiture .................       1,179           --             --             --            1,179
  Decrease in other assets, net .....................         374           --             --             --              374
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash provided by (used in)
           investing activities .....................          57           (277)           (16)          --             (236)
                                                     ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
  Repayment of long - term debt .....................     (84,453)          --             --             --          (84,453)
  Payment of consent fees related to repayment of
    long-term debt ..................................      (3,293)          --             --             --           (3,293)
  Proceeds from exercise of stock options ...........          95           --             --             --               95
  Change in payable to bank .........................      (1,529)          --             --             --           (1,529)
  Changes in intercompany accounts ..................      92,351        (93,077)           726           --             --
  Dividends paid ....................................       3,000         (3,000)          --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash provided by (used in)
           financing activities .....................       6,171        (96,077)           726           --          (89,180)
                                                     ------------   ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS .........................................         (32)          --                1           --              (31)
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ................       9,870        (86,674)         2,235           --          (74,569)
  At beginning of period ............................       5,515         95,747          1,272           --          102,534
                                                     ------------   ------------   ------------   ------------   ------------
  At end of period ..................................$     15,385   $      9,073   $      3,507   $       --     $     27,965
                                                     ============   ============   ============   ============   ============

                                                                        Note 14.
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2000
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                   NON-GUARANTOR
                                                                                    SUBSIDIARY    ELIMINATIONS
                                                        CHATTEM        SIGNAL        COMPANIES      DR. (CR.)    CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

OPERATING ACTIVITIES:
  Net income ........................................$     11,646   $      1,690   $        990   $       --     $     14,326
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .................       4,041          7,288             74           --           11,403
      Extraordinary loss on early extinguishment of
        debt, net ...................................         110           --             --             --              110
      Cumulative effect of change in accounting
        principle, net ..............................         542           --             --             --              542
      Income tax provision ..........................        (870)           870           --             --             --
      Stock option charge ...........................         398           --             --             --              398
      Other, net ....................................          66           --             --             --               66
      Changes in operating assets and liabilities,
        net of acquisitions:
         Accounts receivable ........................       1,905           --               11           --            1,916
         Inventories ................................       4,631           --             (161)          --            4,470
         Prepaid and other current assets ...........         616           --              (40)          --              576
         Accounts payable and accrued liabilities ...      (7,004)          --             (474)          --           (7,478)
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash provided by operating activities       16,081          9,848            400           --           26,329
                                                     ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ........      (5,204)          --              (89)          --           (5,293)
  Additions to trademarks and other product rights ..        (241)          --             --             --             (241)
  Increase in other assets, net .....................      (1,148)          --             --             --           (1,148)
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash used in investing activities ....      (6,593)          --              (89)          --           (6,682)
                                                     ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
  Repayment of long - term debt .....................     (39,996)          --             --             --          (39,996)
  Proceeds from long - term debt ....................      29,000           --             --             --           29,000
  Proceeds from exercise of stock options ...........         210           --             --             --              210
  Repurchase of common shares .......................      (7,155)          --             --             --           (7,155)
  Change in payable to bank .........................        (367)          --             --             --             (367)
  Debt issuance costs ...............................        (317)          --             --             --             (317)
  Changes in intercompany accounts ..................       5,612         (6,853)         1,241           --             --
  Dividends paid ....................................       3,000         (3,000)          --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
           Net cash  provided by (used in) financing
           activities ...............................     (10,013)        (9,853)         1,241           --          (18,625)
                                                     ------------   ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS .......................................         (14)          --              (79)          --              (93)
                                                     ------------   ------------   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ................        (539)            (5)         1,473           --              929
  At beginning of period ............................         550             16          1,742           --            2,308
                                                     ------------   ------------   ------------   ------------   ------------
  At end of period...................................$         11   $         11   $      3,215   $       --     $      3,237
                                                     ============   ============   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

The following year to year comparisons of the results of operations were materially affected by the sale of Ban in September 2000, including lower sales, decreased advertising and promotion expense, higher selling, general and administrative expense as a percentage of sales and reduced interest expense, among other things. Consequently, certain aspects of the results of operations are discussed on an actual and pro forma basis. The terms "pro forma" and "pro forma basis" refer to the respective reported financial data for the three and nine months ended August 31, 2000, respectively, after giving effect to the Ban sale.

GENERAL
-------
On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748 of its 12.75% senior subordinated notes due 2004 and accrued interest thereon. As a result of this transaction, the Company recognized a loss on the early extinguishment of debt of $603, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

For the three months ended August 31, 2001, the Company experienced a $23,612, or 32.2%, decrease in sales to $49,641 from $73,253 in the third quarter of fiscal 2000. Net sales for the current quarterly period decreased $2,152, or 4.2%, from pro forma net sales for the same period last year. Operating income during the period likewise decreased $8,345, or 47.8%, to $9,102 from $17,447. Income before extraordinary gain (loss) and change in accounting principle of $2,748, or $.30 per diluted share, was recorded during the period compared to $5,151, or $.55 per diluted share, during the same period last year.

For the first nine months of fiscal 2001, net sales decreased $61,657, or 28.6%, to $153,603 from $215,260 for the comparable period last year. On a pro forma basis, however, net sales for the current nine month period declined $3,342, or 2.1%, over comparable sales for the same period last year. Income from operations for the current nine month period decreased $25,331, or 49.4%, to $25,989 as compared to $51,320 for the same period of fiscal 2000. Income before extraordinary gain (loss) and change in accounting principle declined $8,235, or 55.0%, to $6,743 from $14,978 in the related fiscal 2000 period.

Cash earnings (net income before extraordinary items plus non-cash amortization) is one of the key standards used by the Company to measure operating performance. Cash earnings and EBITDA, defined below, are used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. Cash earnings for the three months ended August 31, 2001 were $3,741, or $.41 per share, as compared to $6,823, or $.73 per share, for the comparable 2000 period. For the nine months ended August 31, 2001 cash earnings were $9,690, or $1.09 per share, as compared to $19,969, or $2.08 per share for the same period last year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $11,347, or 22.9% of net sales, in the third quarter of fiscal 2001 compared to $20,792, or 28.4% of net sales, in the same 2000 period. For the nine months ended August 31, 2001 EBITDA was $32,654, or 21.3% of net sales, compared to $61,144, or 28.4% of net sales, for the same period last year.

During the third quarter and first nine months of fiscal 2001, the Company enjoyed favorable sales performances from its ICY HOT, CAPZASIN and BULLFROG product lines. GOLD BOND sales responded favorably to strong advertising support during the third quarter of 2001. While DEXATRIM sales declined from the same periods of fiscal 2000, the sales performance of this brand was achieved in spite of the discontinuance of DEXATRIM with PPA in November 2000.

During the fourth quarter of fiscal 2000 the Company recorded allowances for estimated product returns of $5,600 and inventory write-offs of $2,788, for DEXATRIM with PPA, which was discontinued in November 2000. During the nine months ended August 31, 2001, the allowance for product returns was increased $1,350, while $6,850 was charged against the allowance, leaving a balance of $100 at August 31, 2001. Also, during this same period the allowance for inventory write-offs recorded charges of $2,455, leaving a $333 balance at the end of the nine month period.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first nine months of fiscal 2001 the Company introduced DEXATRIM Natural Ephedrine Free, ICY HOT Patch, BULLFROG Fast Blast and BULLFROG Sensitive Skin as line extensions. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of certain brands and redeploy the assets to acquire other brands or reduce indebtedness.

RESULTS OF OPERATIONS
---------------------
The following table sets forth, for income before extraordinary gain (loss) and change in accounting principle and for the periods indicated, certain items from the Company's Consolidated Statements of Income expressed as a percentage of net sales:

                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                           ENDED AUGUST 31,          ENDED AUGUST 31,
                                        ---------------------     ---------------------
                                          2001         2000         2001         2000
                                        --------     --------     --------     --------
NET SALES ...........................      100.0%       100.0%       100.0%       100.0%
                                        --------     --------     --------     --------

COSTS AND EXPENSES:
  Cost of sales .....................       25.5         26.1         26.4         26.6
  Advertising and promotion .........       37.4         38.4         40.0         38.3
  Selling, general and administrative       18.8         11.7         16.7         11.3
                                        --------     --------     --------     --------
     Total costs and expenses .......       81.7         76.2         83.1         76.2
                                        --------     --------     --------     --------

INCOME FROM OPERATIONS ..............       18.3         23.8         16.9         23.8
                                        --------     --------     --------     --------

OTHER INCOME (EXPENSE):
  Interest expense ..................      (10.0)       (12.5)       (11.1)       (12.7)
  Investment and other income, net ..         .6         --            1.3           .1
                                        --------     --------     --------     --------
     Total other income (expense) ...       (9.4)       (12.5)        (9.8)       (12.6)
                                        --------     --------     --------     --------

INCOME BEFORE INCOME TAXES ..........        8.9         11.3          7.1         11.2

PROVISION FOR INCOME TAXES ..........        3.4          4.3          2.7          4.2
                                        --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY
  GAIN (LOSS) AND CHANGE IN
  ACCOUNTING PRINCIPLE ..............        5.5%         7.0%         4.4%         7.0%
                                        ========     ========     ========     ========

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
---------------------------------------------------------
For the three months ended August 31, 2001, net sales decreased $23,612, or 32.2%, to $49,641 from $73,253 for the same period last year. The decrease was largely the result of the sale of Ban in September 2000. Domestic consumer products sales declined $22,443, or 33.0%, to $45,561 for the three months ended August 31, 2001 from $68,004 for the comparable period of fiscal 2000. Net sales of international consumer products also decreased $1,169, or 22.3%, to $4,080 for the three months ended August 31, 2001 from $5,249 in the comparable 2000 period. On a pro forma basis, net domestic consumer products sales for the three months ended August 31, 2001 decreased $2,247, or 4.7%, but international sales increased $95, or 2.4%, for a net decline of $2,152, or 4.2%.

For the three months ended August 31, 2001, sales of OTC health care products increased $278, or .7%, to $41,328 from $41,050 in the same period last year, and sales of toiletries and skin care brands decreased $24,077, or 75.0%, to $8,035 for the three months ended August 31, 2001 from $32,112 in the comparable fiscal 2000 period. On a pro forma basis, net sales of the toiletries and skin care brands for the three months ended August 31, 2001 decreased $2,617, or 24.6%.

In the domestic OTC health care product segment, sales increases were recognized for the ICY HOT, CAPZASIN and GOLD BOND product lines, while sales declines were recorded for PAMPRIN, PREMSYN PMS, FLEXALL and DEXATRIM for the three months ended August 31, 2001. In the domestic toiletries and skin care segment, sales of all product lines declined, especially those of SUN-IN and PHISODERM. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of ICY HOT resulted from the introduction of the ICY HOT Patch line extension in the first quarter of fiscal 2001 and an effective marketing campaign, while increased sales of CAPZASIN were primarily attributed to strong advertising support and distribution gains. GOLD BOND sales responded favorably to increased advertising during the third quarter of fiscal 2001. The decline in sales of PAMPRIN and PREMSYN PMS was largely due to the introduction of a new competitive product in the menstrual category in the first quarter of fiscal 2001, while FLEXALL sales were affected by reduced marketing support. The less than expected sales decline of DEXATRIM reflected the continued growth of the DEXATRIM Natural products, which offset much of the sales lost by the discontinuance of the DEXATRIM with PPA in November 2000. The sales decline of the SUN-IN and PHISODERM product lines was primarily associated with reduced marketing support for these brands, and in the case of SUN-IN, the unfavorable effect of the introduction of new competitive products during the second quarter of fiscal 2001.

The decline in net sales of the international division for the three months ended August 31, 2001 was almost entirely associated with the loss of sales of Ban, which was sold in September 2000. In the third quarter of fiscal 2001 sales declined 14.7% for the Canadian operation, 16.3% for the United Kingdom business and 69.1% for the U.S. export segment as compared to the same period last year. On a pro forma basis, net sales for the three months ended August 31, 2001 decreased 1.9% for the Canadian operation, increased 3.3% for the United Kingdom business and increased 24.8% for the U.S. export segment. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

Cost of sales as a percentage of net sales was 25.5% for the three months ended August 31, 2001 as compared to 26.1% for the same period last year. The favorable comparison reflects a change in product mix to higher gross margin product lines in the third quarter of fiscal 2001.

Advertising and promotion expenses decreased $9,580, or 34.1%, for the three months ended August 31, 2001 and were 37.4% and 38.4% of net sales for the 2001 and 2000 periods, respectively. The decline in expenditures was primarily the result of the Ban sale. Increases in advertising and promotional spending were recorded for PAMPRIN, ICY HOT, ASPERCREME, DEXATRIM and GOLD BOND, while spending for the FLEXALL, SPORTSCREME, SUN-IN, PHISODERM and SUNSOURCE product lines decreased.

The increase of $809, or 9.5%, in selling, general and administrative expenses in the third quarter of fiscal 2001 was largely associated with normal annual increases in employee compensation and increases in the cost of legal services and corporate insurance. The increase was offset in part by reduced freight, shipping and general sales expenses, due primarily to decreased sales, along with lower credit and human services costs. The selling, general and administrative expenses were 18.8% of net sales in the three months ended August 31, 2001 as compared to 11.7% in the same period last year. The selling, general and administrative expenses as a percentage of sales computation in the current period was adversely affected by the absence of sales of Ban, which was sold in September 2000.

Interest expense decreased $4,180, or 45.7%, in the third quarter of fiscal 2001, reflecting primarily the payment of all of the outstanding balances of the revolving line of credit and term loans in September 2000 and $99,607 principal amount of the Company's senior subordinated notes in the first nine months of fiscal 2001.

Investment and other income for the three months ended August 31, 2001 increased $288 due to interest income from temporary investments made from a portion of the proceeds from the Ban sale in September 2000.

Income before extraordinary gain (loss) and change in accounting principle decreased $2,403, or 46.7%, to $2,748 for the three months ended August 31, 2001 from $5,151 for the comparable period of the prior year. This decrease resulted primarily from lower sales attributable to the sale of Ban in September 2000.

An extraordinary loss of $603, net of income tax benefit, on the early extinguishment of debt was incurred in the current period. This loss primarily consisted of the premium paid on the retirement of the remaining principal balance of $21,748 of the Company's 12.75% senior subordinated notes due 2004 and the write-off of related unamortized deferred issuance and initial discount costs.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2001 AND 2000
--------------------------------------------------------
Net sales for the nine months ended August 31, 2001 decreased $61,657, or 28.6%, to $153,603 from $215,260 for the same period last year. The decrease in sales was largely the result of the sale of Ban in September 2000. Domestic consumer products sales declined $58,032, or 29.1%, to $141,681 for the nine months ended August 31, 2001 from $199,713 for the comparable period of fiscal 2000. Net sales of international consumer products also decreased $3,625, or 23.3%, to $11,922 in the nine months ended August 31, 2001 from $15,547 in the comparable 2000 period. On a pro forma basis, domestic consumer product net sales for the nine months ended August 31, 2001 decreased $4,128, or 2.8%, but international sales increased $786, or 7.1%, for a net decline of $3,342, or 2.1%.

For the nine months ended August 31, 2001 sales of OTC health care products declined $1,740, or 1.4%, to $124,659 from $126,399 in the same period last year. Sales of toiletries and skin care brands decreased $60,141, or 68.0%, to $28,365 in the nine months ended August 31, 2001 from $88,506 in the comparable fiscal 2000 period. On a pro forma basis, net sales of the toiletries and skin care brands for the nine months ended August 31, 2001 decreased $1,826, or 6.0%.

In the domestic OTC health care product segment, sales increases were recognized for ICY HOT, CAPZASIN and ARTHRITIS HOT in the nine months ended August 31, 2001, while sales declines were recorded for FLEXALL, PAMPRIN and GOLD BOND. In the domestic toiletries and skin care segment, BULLFROG recorded increased sales, SUN-IN, PHISODERM and ULTRASWIM experienced declines in sales and the remaining brands showed modest sales decreases in the nine months ended August 31, 2001. Sales variances were largely the result of changes in the volume of unit sales of the particular brands.

The increase in sales of ICY HOT largely resulted from the introduction of the ICY HOT Patch line extension in the first quarter of fiscal 2001 and an effective marketing campaign, while increased sales of CAPZASIN and ARTHRITIS HOT were primarily attributed to strong advertising support and distribution gains. The decline in sales of FLEXALL was principally due to reduced marketing support, and the sales decrease of PAMPRIN was largely due to the introduction of a new competitive product in the menstrual category during this period. The GOLD BOND sales decrease was primarily the result of continuing competition, which management countered to a great extent in the third quarter of fiscal 2001 with a strong media campaign. The less than expected sales decline of DEXATRIM reflected the continued growth of DEXATRIM Natural products, which offset much of the sales lost by the discontinuance of the DEXATRIM with PPA in November 2000. The sales increase of BULLFROG was largely due to strong retail sales of the product line during the summer season of 2000 which required substantial inventory restocking by customers for the 2001 season, and more effective promotional campaigns. The reduced sales of SUN-IN were principally associated with the introduction of new competitive products in the nine months ended August 31, 2001 and decreased marketing support. The decrease in sales of the PHISODERM product line was largely the result of reduced marketing support. The sales decline for ULTRASWIM reflected the transition to new packaging for this product line.

The decline in net sales of the international division in the nine months ended August 31, 2001 was almost entirely associated with the loss of sales of Ban, which was sold in September 2000. In the nine months ended August 31, 2001, sales declined 11.8% for the Canadian operation, 15.0% for the United Kingdom business and 63.9% for the U.S. export segment as compared to the same period last year. On a pro forma basis, net sales for the nine months ended August 31, 2001 increased 2.1% for the Canadian operation, 6.7% for the United Kingdom business and 39.2% for the U.S. export segment. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

Advertising and promotion expenses decreased $21,056, or 25.5%, for the nine months ended August 31, 2001 and were 40.0% of net sales compared to 38.3% in the corresponding 2000 period. The decline in expenditures was primarily the result of the Ban sale. Increases in advertising and promotion spending were recorded for PAMPRIN, ICY HOT, ASPERCREME, DEXATRIM and GOLD BOND, while expenditures for the FLEXALL, SPORTSCREME, SUN-IN, PHISODERM and SUNSOURCE product lines decreased.

The increase of $1,473, or 6.1%, in selling, general and administrative expenses in the nine months ended August 31, 2001 was largely associated with normal annual increases in employee compensation and increases in the cost of legal services and corporate insurance. The increase was offset in part by reduced freight, shipping and general sales expenses, associated with decreased sales, along with lower credit and human services costs. Selling, general and administrative expenses were 16.7% of net sales in the nine months ended August 31, 2001 as compared to 11.3% in the same period last year. The selling, general and administrative expenses as a percentage of sales computation in the current period was adversely affected by the absence of sales of Ban, which was sold in September 2000.

Interest expense decreased $10,305, or 37.7%, in the 2001 period, reflecting primarily the retirement of all of the outstanding balances of the revolving line of credit and term loans in September 2000 and $99,607 principal amount of the Company's senior subordinated notes in the first nine months of fiscal 2001.

Investment and other income for the nine months ended August 31, 2001 increased $1,782, largely due to interest income from temporary investments made from a portion of the proceeds from the Ban sale in September 2000, and the gain of $79 on the sale of the Norwich Aspirin brand during the 2001 period.

An extraordinary gain of $6,948, net of income taxes, on the early extinguishment of debt was recognized in the 2001 period. The gain resulted from the retirement of $99,607 principal amount of the Company's senior subordinated notes. An extraordinary loss of $110, net of income tax benefit, on the early extinguishment of debt was incurred in the prior year period.

Income before extraordinary gain (loss) and change in accounting principle decreased $8,235, or 55.0%, to $6,743 for the nine months ended August 31, 2001 from $14,978 for the comparable period of the prior year. This decrease resulted primarily from lower sales attributable to the sale of Ban in September 2000.

Norwich(R)is the trademark of The Monticello Companies, Inc.

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

Cash provided by operations was $14,878 and $26,329 for the nine months ended August 31, 2001 and 2000, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of decreases in net income (after adjustment for the extraordinary net gain on the early extinguishment of debt), reduced depreciation and amortization expense, largely as a result of the sale of the Ban trademark on September 15, 2000, and decreases in accounts payable and accrued liabilities.

Investing activities used cash of $236 and $6,682 in the nine months ended August 31, 2001 and 2000, respectively. The decrease of $6,446 in the use of cash in the nine months ended August 31, 2001 was largely the result of fewer additions to property, plant and equipment and the proceeds of $1,179 from the sale of the Norwich Aspirin brand.

Financing activities used cash of $89,180 and $18,625 in the first nine months of fiscal 2001 and 2000, respectively. The increase of $70,555 reflected primarily the funds required for the retirement of $99,607 principal amount of the Company's senior subordinated notes, offset by the absence of repurchases of the Company's common shares during the first nine months of fiscal 2001.

The following table presents working capital data at August 31, 2001 and November 30, 2000 or for the respective years then ended:

                        Item                                             2001          2000
                    ------------                                      ----------    ----------
   Working capital (current assets less current liabilities) ......   $   48,258    $  126,029
   Current ratio (current assets divided by current liabilities) ..         2.50          3.77
   Quick ratio (cash and cash equivalents and accounts receivable
      divided by current liabilities) .............................         1.63          3.15
   Average accounts receivable turnover ...........................         4.92          5.28
   Average inventory turnover .....................................         3.21          3.50
   Working capital as a percentage of total assets ................        15.90%        31.34%

The change in the current and quick ratios at August 31, 2001 as compared to November 30, 2000, reflected primarily the reduction in cash used for the partial retirement of the Company's senior subordinated notes in the first nine months of fiscal 2001.

Total long-term debt outstanding was $204,748 at August 31, 2001 compared to $304,077 at November 30, 2000, a decrease of $99,329 during the first nine months of 2001.

As of August 31, 2001, the remaining amount authorized by the Company's board of directors under the stock buyback plan was $6,599; however, the Company is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued.

Management of the Company believes that projected cash flows generated by operations along with its cash and cash equivalents position and a $10,000 revolving credit facility will be sufficient to fund the Company's current commitments and proposed operations. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

FOREIGN OPERATIONS
------------------
The Company's primary foreign operations are conducted through its Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." For the nine months ended August 31, 2001 and 2000 these subsidiaries accounted for 7% and 6% of total revenues, respectively, and 3% and 2% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the U.K. or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $2 and $50 for the nine months ended August 31, 2001 and 2000, respectively, resulted from foreign currency transactions.

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

In September 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 is effective the fourth quarter of 2001 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues will be required to be reclassified to cost of sales. The Company currently classifies shipping and handling costs billed to the customer as revenues and costs related to shipping and handling as a selling expense. The amount of shipping and handling costs included in selling expense for the third quarter of fiscal 2001 and 2000 was $1,350 and $2,014, respectively, and for the first nine months of fiscal 2001 and 2000 was $4,060 and $5,215, respectively. The adoption in fiscal 2001 will not have an impact on the results of operations or the financial position of the Company.

In November 2000, the EITF finalized Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to its customers. Sales incentives include discounts, coupons, rebates, "buy one get one free" promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. Currently, the company recognizes all sales incentives as an advertising and promotion expense. Although this pronouncement will not have any impact on the results of operations or financial position of the Company, the presentation prescribed will have an effect of reducing net sales and advertising and promotion expenses in comparison to prior years. The Company must adopt EITF 00-14 for all periods presented in the fourth quarter of fiscal 2001. The impact of adopting would have decreased net sales and advertising and promotion expense by $1,310 and $2,455 for the three months ended August 31, 2001 and 2000, respectively, and by $3,731 and $8,598 for the first nine months of fiscal 2001 and 2000, respectively.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142 indicate that the Company will no longer be required to amortize the cost of intangible assets resulting from acquired brands for accounting purposes and requires certain fair value based tests of the carrying value of intangible assets with an indefinite life. The Company plans to early adopt the provisions of SFAS 142 effective December 1, 2001. The amount of amortization, net of income tax benefit, for these intangible assets was $864 and $2,591 for the three and nine months ended August 31, 2001, respectively. For fiscal 2001, this expense is expected to be approximately $3,500, net of income tax benefit, or $.39 per share.

In July 2001, the EITF finalized Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"). EITF 00-25 requires the adoption of its provisions for all periods beginning after December 15, 2001, but encourages earlier implementation. Management of the Company has not yet determined the applicability of the provisions of EITF 00-25 to the Company's operations. If the provisions of EITF 00-25 are determined to be applicable to the Company, a reclassification of certain marketing expenses to a reduction of net sales will be required. The results of operations or the financial position of the Company, therefore, will not be affected.

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

FORWARD-LOOKING STATEMENTS
--------------------------
The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, the impact of brand acquisitions and divestitures; the impact of extraordinary gains or losses resulting from product acquisitions or divestitures, financings or debt repayments; the impact of the possible loss of sales of DEXATRIM with ephedrine; the increased likelihood that claims relating to the existence of PPA in DEXATRIM will be filed against the Company; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; the availability, cost and scope of coverage afforded by product liability insurance and other risks described in the Company's Securities and Exchange Commission filings.

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

         (b) No Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2001.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               CHATTEM, INC.
                                               (Registrant)


Dated:  October 12, 2001                       \s\ A. Alexander Taylor II
        ----------------                       --------------------------
                                               A. Alexander Taylor II
                                               President and Director
                                               (Chief Operating Officer)



                                               \s\ Christopher S. Keller
                                               --------------------------
                                               Christopher S. Keller
                                               (Chief Financial Officer)



                                               \s\ Scott J. Sloat
                                               --------------------------
                                               Scott J. Sloat
                                               Controller
                                               (Chief Accounting Officer)