Form 10-K
period 2001-11-30
CHATTEM INC
filed 2002-02-28
CIK 19520

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001 COMMISSION FILE NUMBER 0-5905


                                  CHATTEM, INC.
                             A TENNESSEE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                                    WHICH REGISTERED
   -------------------                                    ----------------
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

AS OF FEBRUARY 22, 2002 THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $79,675,785.
AS OF FEBRUARY 22, 2002 8,945,981 COMMON SHARES WERE OUTSTANDING.


                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 2001 (THE "2001 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 11, 2002 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Chattem, Inc. (the "Company") is a leading marketer and manufacturer of a variety of branded consumer products, principally over-the-counter ("OTC") health care products. The Company's high quality branded products target niche market segments and are among the market leaders in their respective categories. Through creative and cost effective marketing techniques, the Company supports these brands on a national level across all major distribution channels, including food, drug and mass merchandisers.

Several of these brands have the number one market share in their categories, including GOLD BOND medicated powders and the Company's topical analgesic brands which together rank number one in that category.

The Company conducts a portion of its business through three wholly-owned subsidiaries. One subsidiary owns or licenses substantially all of the trademarks and intangibles associated with the Company's domestic consumer products business and licenses the Company's use thereof. Certain foreign sales operations are conducted through Canadian and United Kingdom subsidiaries.

For purposes of this report, the "Company", "we", "our" or "us" refers to Chattem, Inc. and its wholly-owned subsidiaries. Trademarks of the Company appear in this report in all capitalized letters.

DEVELOPMENTS DURING FISCAL 2001
-------------------------------
Fiscal 2001 was highlighted by the retirement of $70,462,000 principal amount of 8.875% Senior Subordinated Notes due 2008 (the "8.875% Notes") and the remaining outstanding principal amount of $29,145,000 of 12.75% Senior Subordinated Notes due 2004 (the "12.75% Notes"), the repurchase of 14,000 shares of the Company's common stock, entering into a $10,000,000 revolving line of credit from a financial institution and the restoration of DEXATRIM sales to near the sales level attained in fiscal 2000 after the discontinuance of DEXATRIM containing phenylpropanoline ("PPA").

On January 17, 2001 the Company completed the consent solicitation and tender offer pursuant to which it retired $70,462,000 principal amount of its 8.875% Notes and $7,397,000 principal amount of its 12.75% Notes. The consideration paid for the consent solicitation and tender offer was $64,937,000, which was provided by the proceeds of the Company's divestiture of the Ban(R) product line in fiscal 2000. An extraordinary gain on the early extinguishment of debt of $7,551,000, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748,000 of its 12.75% Notes and accrued interest thereon. In connection with the retirement of the 12.75% Notes the Company recognized a loss on the early extinguishment of debt of $603,000, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

During fiscal 2001 the Company repurchased, and returned to unissued, 14,000 shares of its common stock, without par value, for $174,000 in accordance with the Company's previously announced stock buyback program.

On June 21, 2001 the Company obtained a $10,000,000 unsecured revolving line of credit from a financial institution. As of February 22, 2002 no portion of this credit facility had been utilized by the Company.

The loss of sales of DEXATRIM containing PPA after its voluntary withdrawal from the market in November 2000 was nearly offset in 2001 by sales of DEXATRIM Natural.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During fiscal 2001 the Company introduced DEXATRIM Natural Ephedrine Free, ICY HOT Patch, BULLFROG Fast Blast and BULLFROG Sensitive Skin as line extensions. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability due to line extensions.



Ban(R) is the registered trademark of Kao Corporation.

GROWTH STRATEGY
---------------
The Company seeks to expand its business through:

ACQUISITIONS. Brand acquisitions afford the Company the opportunity to leverage its advertising and promotional capabilities and utilize existing distribution channels and, in certain instances, existing manufacturing facilities, to attain incremental sales increases accompanied by higher operating margins. The Company seeks to acquire brands with unrealized potential that have been under-marketed by larger firms or have achieved limited success by entrepreneurs. The Company focuses its acquisition efforts on niche markets in the consumer products sector where it is able to gain a significant market position. As many of the Company's larger competitors rationalize their product lines or businesses, we anticipate an increase in the number and size of attractive brand acquisition opportunities.

The most recent examples of the execution of this strategy are the Company's acquisitions of:

The brands acquired from Thompson Medical Company, Inc. ("Thompson Medical") in December 1998. With the topical analgesic products acquired in this purchase (SPORTSCREME, ASPERCREME, CAPZASIN and ARTHRITIS HOT), the Company became the leading marketer in the United States of brands in this category. Also acquired in this purchase was DEXATRIM, an appetite suppressant.

GOLD BOND in April 1996. GOLD BOND is the leading medicated powder in the United States. Annual sales of GOLD BOND have approximately doubled since the time of the acquisition, while operating margins have increased during the same period.

INTERNAL GROWTH. The Company seeks to increase its market share for its existing brands by focusing on increased market penetration and brand awareness and introducing product line extensions. Product line extensions allow the Company to maximize the value of the base brand through an increased market presence and new market entry. Recent examples of product line extensions include: DEXATRIM Natural Ephedrine Free, ICY HOT Patch, BULLFROG Fast Blast and BULLFROG Sensitive Skin.

DIVESTITURES. Strategically, the Company continually evaluates its products as part of its growth strategy and, in instances where the Company's objectives are not realized, will dispose of these brands and redeploy the assets to acquire other brands or reduce indebtedness.

Recent examples of the execution of this strategy are the Company's divestiture of the Ban product line of antiperspirants and deodorants and Norwich(R) Aspirin in fiscal 2000 and the Cornsilk(R) oil control makeup brand in fiscal 1998.

Norwich(R) is the registered trademark of The Monticello Companies, Inc. Cornsilk(R) is the registered trademark of Del Laboratories, Inc.

PRODUCTS
--------
The objective of the Company is to offer high quality brand name products in niche market segments in which its products can be among the market leaders in their respective categories. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands and developing creative and cost-effective marketing and advertising programs. The Company manufactures products accounting for approximately 65% of its sales volume at its facility in Chattanooga, Tennessee, with GOLD BOND medicated powders, HERPECIN-L, DEXATRIM, ICY HOT Patch and the SUNSOURCE products being produced by contract manufacturers.

The Company's product brands are:


             GOLD BOND - medicated powders and lotion, antibiotic ointment and anti-itch cream
             FLEXALL - topical analgesic
             ICY HOT -  topical analgesic
             ASPERCREME - topical analgesic
             SPORTSCREME - topical analgesic
             CAPZASIN - P - topical analgesic
             CAPZASIN - HP - topical analgesic
             ARTHRITIS HOT - topical analgesic
             BENZODENT - topical oral analgesic
             PAMPRIN - menstrual internal analgesic
             PREMSYN PMS - premenstrual internal analgesic
             HERPECIN-L - cold sore and fever blister balm
             DEXATRIM - appetite suppressant
             GARLIQUE - garlic extract
             REJUVEX - menopausal supplement
             NEW PHASE - menopausal supplement
             PROPALMEX - prostate health
             MELATONEX - sleep aid
             OMNIGEST EZ - digestion aid
             PHISODERM - facial cleanser and acne medicine
             MUDD - facial mask and cleanser
             BULLFROG - sunscreen and sunblock
             ULTRASWIM - chlorine removing shampoo, conditioner and body wash SUN-IN - spray-in hair lightener

The Company markets a diversified portfolio of brand name OTC health care products, many of which are among the market leaders in the United States in their respective categories.

The GOLD BOND brand, which is over 100 years old, competes in the adult and baby medicated powder, foot powder, therapeutic lotion, anti-itch cream and antibiotic ointment markets. GOLD BOND is the leading brand in the medicated powder category in the United States. Total retail sales for the brand have grown from less than $28,000,000 when the brand was acquired in fiscal 1996 to over $61,000,000 in fiscal 2001. In 1997 the Company added two line extensions, GOLD BOND Foot Powder and GOLD BOND Medicated Body Lotion. GOLD BOND Antibiotic Ointment was introduced during the first quarter of 1999, while GOLD BOND Sensitive Skin Body Lotion was added to the product line in 2000. In fiscal 2002 the GOLD BOND brand will introduce an aerosol delivery form of its successful foot powder to meet the needs of more than half of consumers who prefer a spray form. The product line is heavily supported by national television and radio advertising throughout most of the year, as well as with consumer promotions. We believe GOLD BOND continues to represent an opportunity for growth both through the existing products and the introduction of line extensions.

With the acquisition of the Thompson Medical brands in late 1998, Chattem became the United States market leader in the $220,000,000 topical analgesic market category. The Company's strong market position as well as the advancing age of the United States population and the increasing interest in physical fitness combine to provide solid growth prospects within the topical analgesic category. FLEXALL is an aloe vera based topical analgesic used primarily by chronic pain sufferers to alleviate pain and inflammation in joints and secondarily by sufferers of muscle strain. Introduced in fiscal 1999, FLEXALL QUIK GEL, which provides fast relief without any mess, was accompanied by an advertising campaign featuring NFL Hall of Famer Joe Montana.

Uniquely positioned as the brand that goes on "icy to dull the pain and gets hot to relax it away", ICY HOT is available in a cream, balm, patch and stick. This dual action extra strength product appeals to younger users just entering the category as well as older consumers who want to remain active. ICY HOT Patch, concentrated pain relief that lasts for hours and is easy to apply, was successfully introduced in fiscal 2001.

Former Thompson Medical brands round out the Company's topical analgesic portfolio. ASPERCREME provides odor free relief of arthritis and other chronic pain while SPORTSCREME is targeted at serious athletes as well as "weekend warriors". CAPZASIN, which contains capsicin, the active ingredient that doctors recommend most, is focused on the arthritis sufferer looking for clinically proven relief. ARTHRITIS HOT provides relief at a value price. The Company supports the topical analgesic brands with extensive national television and radio advertising as well as targeted consumer promotions and is well positioned to achieve solid growth within the topical analgesic category.

BENZODENT is a dental analgesic cream in an adhesive base for use as an oral topical analgesic for pain related to dentures. BENZODENT is principally supported by sampling consumers at the time they are fitted with dentures and representation at professional dental conferences.

The Company competes in the menstrual analgesic segment with two brands:
PAMPRIN, a combination drug targeted towards relief of all menstrual symptoms, and PREMSYN PMS, targeted towards the specific symptoms of premenstrual syndrome. The Company uses a mix of television and print advertising as well as point of entry sampling to gain trial and awareness among the female target audience.

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

DEXATRIM, acquired in December 1998, is a leading name in the diet pill category. In 2001 DEXATRIM enjoyed strong growth in the herbal diet aid category with DEXATRIM Natural. DEXATRIM Natural is a drug-free, all natural, dietary supplement with special dual action that curbs appetite and helps burn more fat and calories. DEXATRIM Natural is also available in Green Tea and Caffeine Free versions. DEXATRIM Natural was successfully promoted with high levels of advertising support through the New Year's resolution and spring swimsuit seasons. DEXATRIM is now only available in herbal, dietary supplement formulas after the removal of DEXATRIM products with PPA from the product line in November 2000. In 2002 DEXATRIM RESULTS, a nutrition based weight control product, will be introduced. DEXATRIM RESULTS has a unique formula, which provides more energy sources and more nutrition so that consumers can feel good while they are reaching their dieting goals. DEXATRIM RESULTS will be available in a regular and an ephedrine-free formula.

The Company competes in the United States nutritional supplement category with its SUNSOURCE line which includes GARLIQUE, REJUVEX, NEW PHASE, PROPALMEX, MELATONEX, and OMNIGEST EZ. These products are distributed primarily through the drug and mass merchandiser trade channels.

GARLIQUE garlic tablets support cardiovascular health and are uniquely positioned in the marketplace as a "one per day" high potency garlic supplement. Most major GARLIQUE competitors require multiple daily dosages. National television advertising is utilized throughout the year to emphasize this key advantage to consumers.

REJUVEX and NEW PHASE offer a more complete way for a woman to maintain comfort as she enters a phase of life that, for many, is a time of hormonal imbalance and discomfort. REJUVEX is an estrogen-free dietary supplement that contains magnesium, vitamins and other natural ingredients to replenish nutrients and help maintain healthy bones. NEW PHASE supports hormonal balance with 80 milligrams per tablet of natural phytoestrogens, double the isoflavone content of many leading brands.

PROPALMEX supports prostate health and promotes free urinary flow. For men over forty looking for all natural, drug-free options, PROPALMEX offers a healthy choice with a unique formula that contains saw palmetto, lycopene and zinc.

MELATONEX is formulated to support a natural sleep cycle by supplementing the body's production of melatonin, a hormone necessary for a good night's sleep.

OMNIGEST EZ contains a unique blend of seven plant derived digestive enzymes that work along with the digestive enzymes produced by your own body to help in the digestion of fats, proteins, carbohydrates, cellulose and dairy products.

PHISODERM is a line of facial cleansers developed by dermatologists which retains an ethical, troubled skin reputation. The line includes several formulas of liquid cleansers including one for infants. In 2001 the PHISODERM brand sustained its focus on the growing acne portion of the business which includes the 4-Way Daily Acne Cleanser. Consumer support behind the brand is concentrated on the acne business and includes print advertising in teen magazines, targeted television advertising on teen cable programs and extensive sampling. In 2002 the Company will further expand the acne portion of the business with unique line extensions: PHISODERM Clear Confidence Acne Body Wash and PHISODERM Clear Confidence 5 Minute Blemish Masque. The entire PHISODERM line has been repackaged in clear, contemporary-looking packages.

MUDD is a line of deep cleaning clay-based products for the face. Target consumers for MUDD are women between the ages of 18 and 49. MUDD Masque is available in four formulas and is a strong market leader in the masque category. In 2001 the masque products were supported by a new television campaign featuring the entire MUDD line and the brand promise of providing the ultimate in facial deep cleaning.

BULLFROG is the line of ultimate waterproof sunblocks for outdoor active consumers. In 2001 BULLFROG was the fastest growing SPF 15+ sunblock, posting sales gains of over 6%. In 2001 two new products were added to the line:
BULLFROG FastBlast, a watermelon scented spray version for kids of the popular BULLFROG Quik Gel formula, and BULLFROG Sensitive Skin, a dermatologist recommended, fragrance free, high protection lotion. In 2002 BULLFROG is expected to continue to realize solid growth with a comprehensive brand plan which includes an active new product program and targeted consumer advertising, promotions and sampling programs.

ULTRASWIM is a line of chlorine removing shampoos, conditioners and soaps. ULTRASWIM has a unique formula that performs chlorine removal better than any comparable hair care or skin care product on the market. The Company supports this brand through targeted print advertising to competitive, recreational and exercise swimmers and through event sponsorship with targeted sampling programs. In 2001 ULTRASWIM was relaunched with a new healthy hair formula and a clear package design.

SUN-IN is a hair lightener available in two varieties: spray-on and Super Streaks, a highlighting hair gel. In 2001 SUN-IN built awareness with a continually changing teen target audience through promotional prepacks and an interactive web site.

INTERNATIONAL
-------------
Certain of the Company's products are sold in foreign countries. The international business is concentrated in Canada, Europe and Central and South America.

Sales in Canada and Europe are conducted by subsidiary companies located and locally staffed in Canada and the United Kingdom, respectively. General export sales are handled by the Company from its offices in Chattanooga. Most of the products sold in international markets are manufactured by the Company at its Chattanooga facilities and are packaged by the subsidiary companies in Canada and the United Kingdom with the assistance, from time to time, of outside contract packagers.

The GOLD BOND, PAMPRIN, PHISODERM, ULTRASWIM, SUN-IN, MUDD, ASPERCREME and DEXATRIM brands are sold in Canada. Consumer product sales in the United Kingdom and on the continent of Western Europe are currently limited to toiletry and skin care products. The Company's hair lightener is sold on the continent under the SPRAY BLOND trademark and in the United Kingdom as SUN-IN. MUDD, Cornsilk (through a license agreement) and ULTRASWIM are the other products sold by the Company's United Kingdom subsidiary in Europe. Certain of the Company's OTC health care products are also sold by the United Kingdom operation to customers in the Middle and Far East.

The Company's export division services various distributors primarily located in Central and South America and the Caribbean. The Company sells various products into these markets including GOLD BOND, ICY HOT, DEXATRIM and PHISODERM.

MANUFACTURING AND QUALITY CONTROL
---------------------------------
The Company manufactures approximately 65% of the sales volume of its products at its Chattanooga plants. GOLD BOND medicated powders, HERPECIN-L, DEXATRIM, ICY HOT Patch and the SUNSOURCE brands are manufactured by third party contract manufacturers. The Company believes it has adequate capacity to meet anticipated demand for its products. New products that are consistent with currently manufactured products can generally be manufactured with the adaptation of existing equipment and facilities, the addition of new equipment at relatively small cost or through readily available contract manufacturers. For additional information about the extent of utilization of the Company's manufacturing facilities, see Item 2, "Properties", of this Form 10-K.

The Company's third party manufacturers produce certain products including GOLD BOND medicated powders, HERPECIN-L, DEXATRIM, ICY HOT Patch and the SUNSOURCE brands. In most cases, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of brands for us upon little or no advance notice. In each case, we believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. However, if this occurs and we cannot find other contract manufacturers, we may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in our ability to fill orders. This could adversely affect our business.

To monitor the quality of its products, the Company maintains an internal quality control system supported by an on-site microbiology laboratory. We have quality control inspectors who regularly test our products and processes and shepherd the products through the manufacturing cycle. Outside consultants also are employed from time to time to monitor product manufacturing and the effectiveness of the Company's operations.

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

PRODUCT DEVELOPMENT
-------------------
The Company's product development expenditures were $1,664,000, $1,901,000, and $1,839,000 in the fiscal years ended November 30, 2001, 2000 and 1999, respectively. No material customer-sponsored product development activities were undertaken during these periods. The Company expects product development expenditures to increase in fiscal 2002 due to greater emphasis on developing new products and line extension opportunities.

The product development effort focuses on developing improved formulations for existing products and on the creation of formulations for product line extensions. The preservation and improvement of the quality of the Company's products are also integral parts of its overall strategy.

DISTRIBUTION
------------
The Company's domestic products are sold primarily through food, drug and mass merchandiser accounts. Internationally, the products are sold by national brokers in Canada and the United Kingdom and by distributors in Western Europe, Central and South America and the Caribbean.

Wal-Mart Stores, Inc. accounts for more than 10% of the Company's consolidated net sales. No other customer accounts for more than 10% of consolidated net sales. Boots Plc, a United Kingdom retailer, and Shoppers Drug Mart, a Canadian retailer, account for more than 10% of the international consumer products sales. On January 22, 2002 Kmart Corporation, a customer of the Company representing approximately 5% of consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, Kmart Corporation owed the Company approximately $1,200,000. The Company is assessing what impact, if any, this bankruptcy filing may have on future operations. This bankruptcy filing did not impact the Company's results of operations and financial position for fiscal 2001.

The Company generally maintains sufficient inventories to meet customer orders as received, absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

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

MARKETING
---------
The Company allocates a significant portion of its revenues to the advertising and promotion of its products. Expenditures for these purposes were 39.3%, 42.3%, and 39.5%, respectively, as a percentage of net sales during each of the fiscal years ended November 30, 2001, 2000 and 1999.

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

The Company develops for each of its major brands advertising strategies and executions that sell the product by focusing on the particular strengths and market position of the product rather than just entertaining the viewer. The Company achieves cost-effective advertising by minimizing certain expenses, such as production of commercials and payments to advertising agencies. Additionally, working with its outside media agencies, the Company pursues a strategy for buying spot, network and cable television as well us network radio that it believes results in significant efficiencies as compared to traditional media buying methods. New product launches are supported with a substantial level of advertising and promotional spending. We occasionally use celebrity endorsements to increase awareness of our products, such as Joe Montana's endorsement of FLEXALL. Where appropriate, we use radio and print advertising and 10 and 15-second television advertisements. In our advertisements, we sometimes use personal testimonials from individuals attesting to the effectiveness of our products.

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

COMPETITION
-----------
The Company competes in the OTC health care market. This market is highly competitive and is characterized by the frequent introduction of new products, including the movement of prescription drugs to the OTC market, often accompanied by major advertising and promotional programs. We compete primarily on the basis of product quality, price, brand loyalty and consumer acceptance. Our competitors include other OTC pharmaceutical companies and large consumer products companies, many of which have considerably greater financial and marketing resources than the Company. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly competitive in certain of the Company's product markets. Our products continue to compete for shelf space among retailers which are increasingly consolidating.

TRADEMARKS AND PATENTS
----------------------
Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2001 substantially all of our net sales were from products bearing proprietary brand names, including GOLD BOND, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM, DEXATRIM and BULLFROG. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND, ICY HOT and DEXATRIM.

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

GOVERNMENT REGULATION
---------------------
The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by federal agencies, including, but not limited to:

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

The Company responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While the Company addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. The Company has been actively monitoring the process and does not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. The Company believes that any adverse finding by the FDA would likewise affect the Company's principal competitors in the menstrual product category. The Company is also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN and PREMSYN PMS. The Company is participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance what action, if any, the FDA may take with respect to acetaminophen.

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

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA has adopted a final regulation, effective February 7, 2000, distinguishing between permitted claims and impermissible disease-related claims for dietary supplements. The Company anticipates that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods.

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

As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected. In December 1998, the FDA conducted an inspection of one of our manufacturing facilities in Chattanooga, Tennessee. In connection with that inspection, the FDA observed certain processes and procedures that needed to be changed or improved. The Company has responded to the FDA's concerns and believes that it has implemented changes that address and satisfy the FDA's observations. In 2001 the FDA made another inspection of our manufacturing facilities in Chattanooga, Tennessee; no major violations of GMP's were noted at that time.

In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association ("CHPA")) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA, the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which were also part of the study. In May 2000 the results of the Yale Study were filed with the FDA. The investigators concluded that the results of the Yale Study suggest that PPA increases the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of this study. The CHPA questioned the execution of the Yale Study and disagreed with its conclusions.

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

The Company has been named as a defendant in approximately 115 lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which until November 2000 was the active ingredient in certain of the Company's DEXATRIM products. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages. None of these suits has been certified as a class action. Approximately 40% of these suits represent cases in which the Company is being defended and indemnified from liability by The DELACO Company, Inc., successor to Thompson Medical from which the Company acquired DEXATRIM in December 1998.

Certain countries, states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per-transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. In such countries, states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions, the perceived safety concerns relating to ephedrine and the possibility of further regulatory action increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM Natural will be filed against the Company. In late 2000 the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review is assumed to be retrospective in nature and will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in early Fall of 2002. On September 5, 2001 The Public Citizens Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of February 22, 2002 the FDA had taken no action in regard to this petition.

The Company was notified in October, 2000 that the FDA denied the citizens petition submitted by Thompson Medical, previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. The Company has met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, the Company may revise and resubmit the protocol. After final comments from the FDA, the Company expects that it will take one to two years to produce the clinical data for FDA review. Although unlikely, the FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. The Company is working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. The Company is also reviewing the option of marketing SPORTSCREME and ASPERCREME as homeopathic products.

ENVIRONMENTAL
-------------
The Company continuously assesses compliance of its operations with applicable federal, state and local environmental laws and regulations. The Company's policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. The Company's manufacturing sites utilize chemicals and other potentially hazardous materials and generate both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various government agencies, and has engaged environmental consultants on a regular basis to assist its compliance efforts. The Company is currently in substantial compliance with all applicable environmental permits and is aware of its responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to the Company's financial position or results of operations.

Since the early 1980's, the EPA has been investigating the extent of, and the health effects resulting from, contamination of Chattanooga Creek, which runs through a major manufacturing area of Chattanooga in the vicinity of the Company's manufacturing facilities. The contamination primarily stems from the dumping of coal tar into the creek during World War II when the federal government was leasing and operating a coke and chemical plant adjacent to the creek. However, the EPA has been investigating virtually all businesses that have discharged any wastewater into the creek. A 2 1/2 mile stretch of Chattanooga Creek was placed on the National Priorities List as a Superfund site under the Comprehensive Environmental Response, Compensation and Recovery Act in September of 1995 and remediation of the creek bed commenced in mid-1997. The Company could be named as a potentially responsible party in connection with such site due to the Company's historical discharge of wastewater into the creek. However, considering the nature of the Company's wastewater, as well as the fact that the Company's discharge point is downstream from the old coke and chemical plant that was operated by the government, and the availability of legal defenses and expected cost sharing, the Company does not believe that any liability associated with such site will be material to its financial position or results of operations.

PRODUCT LIABILITY AND INSURANCE
-------------------------------
An inherent risk of the Company's business is exposure to product liability claims brought by users of the Company's products or by others. Except as set forth in Item 3, "Legal Proceedings", of this Form 10-K or elsewhere in this Form 10-K, the Company is not aware of any material claims pending or threatened against the Company or its products that if adversely decided would negatively affect us. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against the Company relating to the existence of PPA in DEXATRIM. There can be no assurance that current insurance covering the DEXATRIM with PPA litigation will be sufficient to cover all such claims or that these claims will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position. The existence of these lawsuits and potential regulatory concerns relating to the existence of ephedrine in DEXATRIM Natural have decreased the availability, increased the cost and limited the coverage afforded of product liability insurance to the Company. At present, the Company has much lower levels of product liability coverage than it did for PPA claims. This coverage expires on May 31, 2002. There can be no assurance that the existing amounts and scope of coverage are sufficient to satisfy future claims, if any, against the Company or that the Company will be able to obtain coverage in the future that is sufficient to satisfy any future claims.

EMPLOYEES
---------
The Company employs approximately 373 persons on a full-time basis in the United States and 35 persons at its foreign subsidiaries' offices. The Company's employees are not represented by any organized labor union, and management considers its labor relations to be good.

RISK FACTORS
------------
The Company's business is subject to a number of risks. Some of those risks are described in "Competition," "Governmental Regulation", "Environmental" and "Manufacturing and Quality Control" included in this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

   PRODUCT LIABILITY AND INSURANCE
   -------------------------------
The Company is constantly at risk that consumers and users of its products will bring lawsuits alleging product liability. Except as disclosed in Item 3, "Legal Proceedings", of this Form 10-K or elsewhere in this Form 10-K, the Company is not aware of any claims pending against it or its products that if adversely decided would materially adversely effect its business. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that these precautions will enable the Company to avoid significant product liability exposure in the future. The Company maintains product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against the Company relating to the existence of PPA in DEXATRIM. There can be no assurance that current insurance covering the DEXATRIM with PPA litigation will be sufficient to cover all such claims or that these claims will not have a material adverse effect on the Company's results of operations for some period or on the Company's financial position. The existence of these lawsuits and potential regulatory concerns relating to the existence of ephedrine in DEXATRIM Natural have decreased the availability, increased the cost and limited the coverage afforded of product liability insurance to the Company. At present, the Company has much lower levels of product liability coverage than it did for PPA claims. This coverage expires on May 31, 2002. There can be no assurance that the existing amounts and scope of coverage are sufficient to satisfy future claims, if any, against the Company or that the Company will be able to obtain coverage in the future that is sufficient to satisfy future claims.

   GOVERNMENT REGULATION
   ---------------------
Certain countries, states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain PPA, synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per-transaction limits on the quantity of product that may be purchased, and limitations on advertising and promotion. In such countries, states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally-occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions, the perceived safety concerns relating to ephedrine and the possibility of further regulatory action increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM Natural will be filed against the Company. In late 2000 the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review is assumed to be retrospective in nature and will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in early Fall of 2002. On September 5, 2001 The Public Citizens Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of February 22, 2002 the FDA had taken no action in regard to this petition.

   RISKS RELATED TO POTENTIAL FUTURE ACQUISITIONS
   ----------------------------------------------
Future acquisitions by the Company could result in the incurrence of substantial additional indebtedness, which could adversely affect the Company's business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in integrating the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. If the Company makes any acquisitions, there can be no assurance that those acquisitions will be successful or that its business will not be adversely affected.

Much of the Company's future growth depends on its ability to complete additional acquisitions, although the Company has not completed an acquisition since the December 1998 purchase of products from Thompson Medical. There can be no assurance that the Company will be able either to identify qualified acquisition candidates or successfully integrate any of its future acquisitions into its operations. There can be no assurance that the Company will complete any future acquisitions or that acquisitions will contribute favorably to the Company's operations and financial condition.

   PRODUCT DEVELOPMENT RISKS
   -------------------------
The Company's future growth is also dependent on new product development. New product initiatives may not be successfully implemented because of difficulty in assimilation, development costs and diversion of management time. The Company evaluates opportunities to develop new products through product line extensions and product modifications in the ordinary course of its business. Product line extensions and product modifications involve numerous risks, including difficulties in the assimilation of the developed products, the expenses incurred in connection with the product development and the diversion of management's attention from other business concerns. There can be no assurance that the Company will successfully develop product line extensions or integrate newly developed products into the Company's business. In addition, there can be no assurance that newly developed products will contribute favorably to the Company's operations and financial condition.

   RELIANCE ON BRANDS; INTELLECTUAL PROPERTY CONCERNS
   --------------------------------------------------
If the Company is unable to successfully protect its intellectual property, the Company's business could be adversely affected. The Company's trademarks are of material importance to its business and are among its most important assets. In fiscal year 2001 substantially all of the Company's net sales were from products bearing proprietary brand names, including GOLD BOND, FLEXALL, ICY HOT, ASPERCREME, PAMPRIN, GARLIQUE, PHISODERM and DEXATRIM. Accordingly, the Company's future success may depend in part upon the goodwill associated with its brand names, particularly GOLD BOND, ICY HOT and DEXATRIM.

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

   RISK OF LOSS OF MATERIAL CUSTOMERS
   ----------------------------------
For the year ended November 30, 2001 sales to Wal-Mart Stores, Inc. ("Wal-Mart") accounted for approximately 26% of the Company's total sales. Consistent with industry practice, the Company does not operate under a long-term written supply contract with Wal-Mart or any of its other customers. The Company's business would be adversely affected by the loss of Wal-Mart as a continuing major customer. No other customer accounted for more than 10% of the Company's sales in fiscal 2001. On January 22, 2002 Kmart Corporation, a customer of the Company representing approximately 5% of consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Kmart Corporation owed the Company approximately $1,200,000. The Company is assessing what impact, if any, this bankruptcy filing may have on future operations. This bankruptcy filing did not impact the Company's results of operations and financial position for fiscal 2001.

   PUBLIC PERCEPTION
   -----------------
The Company's dietary supplement and appetite suppressant business could be adversely affected if any of its products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of its products or any similar products. In 2000 the NDAC report and the FDA request that the Company voluntarily cease marketing DEXATRIM with PPA were widely reported in the media. There can be no assurance that DEXATRIM products which do not contain PPA will not suffer from negative public perception, which could adversely affect the ongoing DEXATRIM business.

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

In the past, appetite suppressants, including DEXATRIM, have been the subject of negative press that has affected the public's perception of these products. The Company will market and advertise DEXATRIM that does not contain PPA as safe and effective when taken as directed to offset its past negative perception, but there can be no assurance that DEXATRIM or any of the Company's products will not suffer from negative public perception.

   DEPENDENCE ON THIRD PARTY MANUFACTURERS
   ---------------------------------------
The Company's business could be adversely affected if its third party manufacturers cease to perform satisfactorily. The Company uses third party manufacturers to make products representing approximately 35% of its sales volume, including GOLD BOND medicated powders, HERPECIN-L, DEXATRIM, ICY HOT Patch and the SUNSOURCE line. In most cases, the manufacturer is not obligated under a contract that fixes the term of its commitment. Manufacturers may experience problems with product quality or timeliness of product delivery. Manufacturers may also discontinue production of products for the Company or increase their manufacturing costs upon little or no advance notice. In any case, the Company believes that it could find other contract manufacturers quickly if any of its current contractors cease to perform adequately. However, if this occurs and the Company cannot find other contract manufacturers, the Company may be forced to shift production to in-house facilities. This may cause manufacturing delays, which would cause disruption in the Company's ability to fill orders. This could adversely affect the Company's business.

   LEVERAGE
   --------
As of November 30, 2001, the Company's long-term debt was $204,740,000. The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited or become impaired; (ii) while the Company's indebtedness is currently at fixed interest rates, in the future a portion of the Company's borrowings may be at variable rates of interest, which could result in higher interest expenses in the event of increases in interest rates; and (iii) such indebtedness contains and will contain financial and restrictive covenants, the failure to comply with which may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company.

   DEPENDENCE ON SENIOR MANAGEMENT
   -------------------------------
The Company's future performance will depend to a significant degree upon the efforts and abilities of certain members of senior management, in particular those of Zan Guerry, Chairman of the Board and Chief Executive Officer, and A. Alexander Taylor, II, President and Chief Operating Officer. The loss of the services of either Messrs. Guerry or Taylor, each of whom has an employment agreement with the Company, could have an adverse effect on the Company's business.

   RISKS OF FOREIGN OPERATIONS
   ---------------------------
For the year ended November 30, 2001, 8.3% of the Company's net sales were attributable to its international business. The Company is subject to the risk of doing business internationally, including unexpected changes in, or impositions of, legislative or regulatory requirements, fluctuations in the United States dollar against foreign currencies, which could increase the price of the Company's products in foreign markets or increase the cost of certain raw materials purchased by the Company, delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax treatment and the burden of complying with a variety of foreign laws. In addition, the Company is subject to general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing. Although the Company has not to date experienced any material adverse effect as a result of such factors, there can be no assurance that such factors will not adversely affect the Company in the future. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States.

   VOLATILITY OF STOCK PRICE
   -------------------------
The trading price of the common stock could be subject to significant fluctuations in response to variations in the results of the Company's operations, its leveraged financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally.

   DIVIDEND POLICY
   ---------------
The Company presently intends to retain its earnings, if any, for use in its operations and repayment of outstanding indebtedness and has no current intention of paying dividends to the holders of common stock.


ITEM 2.  PROPERTIES
-------------------
The Company's headquarter and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. The Company's primary production facilities are in close proximity to the Company's headquarters on land owned by the Company. The Company leases its primary warehouse and distribution centers in Chattanooga, Tennessee for its domestic consumer products. The following table describes in detail the principal properties owned and leased by the Company:

                                           Total Area   Total Buildings                            Square
                                            (Acres)      (Square Feet)          Use                 Feet
                                            -------      -------------  ------------------------   ------
Owned Properties:
    Chattanooga, Tennessee                    10.0          120,700      Manufacturing              80,000
                                                                         Office & Administration    40,700
    Chattanooga, Tennessee                     8.3           68,300      Manufacturing
                                                                          & Warehousing             58,100
                                                                         Office                     10,200
Leased Properties:
    Chattanooga, Tennessee (1)                5.0           135,200      Warehousing               103,800
    Chattanooga, Tennessee (2)                0.1             3,800      Warehousing &
                                                                          Manufacturing             35,200
    Chattanooga, Tennessee (3)                5.0            50,000      Warehousing                49,300
                                                                         Office                        700
    Mississauga, Ontario, Canada (4)          0.3            20,015      Warehousing                15,515
                                                                         Office & Administration     3,000
                                                                         Packaging                   1,500
    Basingstoke, Hampshire, England (5)       0.5            21,900      Warehousing                13,900
                                                                         Office & Administration     6,500
                                                                         Packaging                   1,500

NOTES:

(1) Leased on a month-to-month basis for a monthly rental of $26,533. A twelve month termination notice is required.
(2)  Leased on a month-to-month basis for a monthly rental of $1,575.
(3) Leased under a one year lease ending December 31, 2001, with two one year term renewal options, for a monthly rental of $12,500. The first one year renewal option has been exercised.
(4) Leased under a lease ending November 30, 2004 at a monthly rental, including property taxes and other incidentals, of approximately $8,461.
(5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $15,882.

The Company is currently operating its facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
Note 9 of the Notes to Consolidated Financial Statements on page 40 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------
The information found on pages 23 and 37 to 40 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

The Company has not paid dividends on its stock during the past two fiscal years. The Company is restricted from paying dividends by the terms of the indenture under which the 8.875% Notes were issued. (See Note 4 of Notes to Consolidated Financial Statements).

In fiscal 2001 the Company issued 50,000 shares of restricted common stock to each of Zan Guerry and A. Alexander Taylor II, in accordance with the terms of a restricted stock agreement. The issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
The information found on page 22 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------
The information found on pages 12 to 21 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The consolidated balance sheets as of November 30, 2001 and 2000 and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2001 together with the report of independent public accountants (which includes an explanatory paragraph that describes an accounting change discussed in Note 2 to the financial statements) contained on pages 22 through 56 of the Company's 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
         (a) Directors

         The information found in the Company's 2002 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

         (b) Executive Officers

         The following table lists the names of the executive officers and other key employees of the Company as of February 22, 2002, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:

          NAME                    AGE          POSITION WITH REGISTRANT                   FIRST ELECTED
--------------------------        ---          ------------------------                   -------------
Zan Guerry                        53        Chairman of the Board and                          1990
                                              Chief Executive Officer; Director

A. Alexander Taylor II            48        President and Chief Operating Officer;             1998
                                              Director

Andrea M. Crouch                  43        Vice-President - Brand Management                  1995

Ron Galante                       57        Vice-President - New Business Development          1993

Richard W. Kornhauser             47        Vice-President - Brand Management                  2000

Luke J. Lenahan                   52        Vice-President - International                     2002

Robert S. Marshall                36        Vice-President - Marketing                         2000

B. Derrill Pitts                  58        Vice-President - Operations                        1984

Donald K. Riker, Ph.D.            56        Vice-President - Research and Development          2001
                                              and Chief Scientific Officer

Scott J. Sloat                    39        Controller                                         2002

Charles M. Stafford               51        Vice-President - Sales                             1994

Mr. Guerry has served as Chairman of the Board since June 1990 and as Chief Executive Officer since January 1998. Previously he served as Vice-President and Chief Financial Officer from 1980 until 1983, as Executive Vice-President from 1983 to 1990, as President of Chattem Consumer Products from 1989 to 1994, as Chief Operating Officer from 1989 to 1990 and as President of the Company from 1990 to 1998. Mr. Guerry was first elected as a director of the Company in 1981.

Mr. Taylor was elected to his present positions with the Company in January 1998. Previously he was a partner from 1983 to 1998 with the law firm Miller & Martin LLP, general counsel to the Company. Mr. Taylor was first elected as a director of the Company in 1993.

Ms. Crouch joined the Company in 1985 as an Assistant Brand Manager. In 1995 she was named to her current position. Previously she worked with Hayes Microcomputer Products and Arthur Andersen LLP. She was denoted an executive officer of the Company in January 1999.

Mr. Galante was appointed to his present position with the Company in June 1993. Previously he served as General Manager of Chattem (Canada) Inc. from June 1990 until May 1993 and as Director of Marketing for many of the Company's domestic brands from 1980 until 1993. He was denoted an executive officer of the Company in January 1999.

Mr. Kornhauser joined the Company in 2000 as Vice-President - Brand Management. Prior to joining the Company, Mr. Kornhauser served as Vice-President Group Marketing Director with Combe Incorporated from October 1990 until May 2000. Previously he held sales, marketing and advertising positions with American Home Products, Revlon, Ted Bates and Del Laboratories.

Mr. Lenahan joined the Company in February 2002 as Vice-President - International. Prior to joining the Company he was Vice-President-Marketing with Johnson & Johnson KK in Tokyo, Japan from 1994 to 2001. Previously he held similar international positions with Combe Incorporated and Procter & Gamble.

Mr. Marshall joined the Company in 1994 as a Brand Manager. In 1995 he was promoted to Group Marketing Manager in Toiletries, in 1996 to Vice-President-OTC Marketing and in 2000 to his current position. Previously he worked in brand management at Procter & Gamble. He was denoted an executive officer of the Company in January 1999.

Mr. Pitts is a long-term employee and has served in all manufacturing operation disciplines since joining Chattem in 1962. He was promoted to Vice-President in 1984 and was denoted an executive officer of the Company in January 1999.

Dr. Riker joined the Company in 2001 as Vice-President-Research and Development and Chief Scientific Officer. Prior to joining the Company, Dr. Riker was employed by Richardson-Vicks/Procter & Gamble from 1982 to 2001 in various research capacities, the last of which was as P&G Fellow, Personal Health Care.

Mr. Sloat, a Certified Public Accountant, joined the Company in 2001 as Controller and was denoted an executive officer of the Company in 2002. Previously he had served in corporate accounting and controller positions with several companies. He had also been an Audit Manager with the international public accounting firm of Touche, Ross & Co. (currently Deloitte & Touche LLP.)

Mr. Stafford was appointed to his present position in June 1994. Previously he served as Director of Field Sales and Zone Sales Manager. Prior to joining the Company in 1983, Mr. Stafford held sales management positions with Johnson & Johnson and Schering Plough. He was denoted an executive officer of the Company in January 1999.

         (c) Compliance with Section 16 (a) of the Exchange Act

         The information found in the Company's 2002 Proxy Statement under the heading "Section 16 (a) Beneficial Reporting Compliance" is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------
The information found in the Company's 2002 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The information found in the Company's 2002 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORMS 8-K
------------------------------------------------------------------------
   (a) 1. The consolidated financial statements and the related report of independent public accountants required to be filed with this Form 10-K are incorporated by reference from pages 24 to 56 of the Company's 2001 Annual Report to Stockholders.

       2. The following documents are filed or incorporated by reference as exhibits to this report:

           Exhibit
           Number               Description of Exhibit                References
           ------               ----------------------                ----------
             3     Restated Charter of Chattem, Inc., as amended          (10)

                   Amended and Restated By-Laws of Chattem, Inc.           (1)

             4     Rights Agreement dated January 27, 2000 between
                     Chattem, Inc. and SunTrust Bank, Atlanta, N.A.        (2)

                   Form of Indenture dated March 24, 1998 between
                     Chattem, Inc. and SouthTrust Bank of Alabama,
                     N.A. relating to the  8.875% Senior Subordinated
                     Notes due  2008                                       (3)

                   First Amendment and Supplemental Indenture dated
                     January 3, 2001 to Form of Indenture dated March
                     24, 1998 between Chattem, Inc. and SouthTrust Bank
                     of Alabama, N.A. relating to the 8.875% Senior
                     Subordinated Notes due 2008.                         (12)

            10     Material Contracts -

                   Lease Agreements, as amended, dated February 1,
                     1996 between Tammy Development Company and Chattem,
                     Inc. for warehouse space at 3100 Williams Street,
                     Chattanooga, Tennessee                        (4) and (5)

                   Asset Purchase Agreement dated June 6, 1996 between
                     Campbell Laboratories, Inc., seller, and Chattem, Inc. and Signal Investment & Management Co., purchasers,
                     for the HERPECIN-L business                           (5)

                   Asset Purchase and Sale Agreement dated May 23,
                     1997 by and among Chattem, Inc., Signal Investment & Management Co., and Sunsource International, Inc.
                     and Mindbody, Inc. (without schedules and exhibits)
                     for the SUNSOURCE business                            (6)

           Exhibit
           Number               Description of Exhibit                References
           ------               ----------------------                ----------

            10          First Amended and Restated Master
                         Trademark License Agreement between
                         Signal Investment & Management Co.
                         and Chattem, Inc., effective
                         June 30, 1992                                      (7)

                        Chattem, Inc. Non-Statutory Stock
                         Option Plan- 1998                                  (7)

                        Commercial Lease dated April 1, 1998
                         between Chattem, Inc., lessee, and Kenco
                         Group, Inc., lessor, for warehouse space
                         Located at 4309 Distribution Avenue,               (8)
                         Chattanooga, Tennessee.

                        Purchase and Sale Agreement dated
                         November 16, 1998 by and among  Thompson
                         Medical Company, Inc., Chattem, Inc. and
                         Signal Investment & Management Co. for
                         certain products                                   (9)

                        Termination Agreement dated November  30,
                         1999 to SUNSOURCE Asset Purchase  and Sale
                         Agreement dated May 23, 1997                      (10)

                        Chattem, Inc. Non-Statutory Stock Option
                         Plan - 2000                                       (10)

                        Asset Sale Agreement dated August 24,
                         2000 by and among The Andrew Jergens
                         Company, Chattem, Inc. and Signal
                         Investment & Management Co. for the Ban
                         business.                                         (11)

                        Form of Employment Agreements-
                            Zan Guerry
                            A. Alexander Taylor II                         (12)

                        Form of Amended and Restated Severance
                          Agreements-
                            Zan Guerry
                            A. Alexander Taylor II                         (12)

                        Form of Amended and Restated Non-
                          Competition and Severance Agreements-
                            Andrea M. Crouch
                            Ron Galante
                            Luke J. Lenahan
                            Richard W. Kornhauser
                            Robert S. Marshall
                            B. Derrill Pitts
                            Don K. Riker
                            Charles M. Stafford                            (12)

           Exhibit
           Number               Description of Exhibit                References
           ------               ----------------------                ----------

            10          Form of Restricted Stock Agreements -
                            Zan Guerry
                            A. Alexander Taylor II

                        Loan Agreement dated June 21, 2001 by
                         and among Bank of America, N.A., as
                         Lender, and Chattem, Inc. and Signal
                         Investment and Management Co. as
                         Borrowers, for Revolving Credit Loans
                         not to Exceed $10,000,000

            11          Statement Regarding Computation of Per
                         Share Earnings

            13          2001 Annual Report to Shareholders of
                         Chattem, Inc.

            21          Subsidiaries of the Company

            23          Consent of Independent Public
                         Accountants

            27          Report of Independent Public Accountants

                        Schedule II - Valuation and Qualifying
                          Accounts

References:

Previously filed as an exhibit to and incorporated by reference from:

          (1)  Form 8-K dated February 1, 2000.

          (2)  Form 8-A dated February 1, 2000.

          (3)  Form S-4/A Registration Statement (No. 333-53627).

          (4)  Form 10-K for the year ended November 30, 1995.

          (5)  Form 10-K for the year ended November 30, 1996.

          (6)  Form 8-K dated June 26, 1997.

          (7)  Form 10-K for the year ended November 30, 1997.

          (8)  Form 10-K for the year ended November 30, 1998.

          (9)  Form 8-K dated December 21, 1998.

         (10)  Form 10-K for the year ended November 30, 1999.

         (11)  Form 8-K dated September 15, 2000.

         (12)  Form 10-K for the year ended November 30, 2000.



   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2002     CHATTEM, INC.

                             By: /s/ Zan Guerry
                                 --------------------------------------
                                 Zan Guerry
                                 Title: Chairman and Chief Executive Officer

                             By: /s/Scott J. Sloat
                                 ---------------------------------------
                                 Scott J. Sloat
                                 Title: Controller (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       Signature                      Title                             Date
       ---------                      -----                             ----

/s/ Zan Guerry                        Chairman of the Board            2-22-02
---------------------------           and Director
Zan Guerry                            (Chief Executive Officer)

/s/ A. Alexander Taylor II            President and Director           2-22-02
---------------------------           (Chief Operating Officer)
A. Alexander Taylor II

/s/ Samuel E. Allen                   Director                         2-22-02
---------------------------
Samuel E. Allen

/s/ Louis H. Barnett                  Director                         2-22-02
---------------------------
Louis H. Barnett

/s/ Robert E. Bosworth                Director                         2-22-02
---------------------------
Robert E. Bosworth

/s/ Richard E. Cheney                 Director                         2-22-02
---------------------------
Richard E. Cheney

/s/ Scott L. Probasco, Jr.            Director                         2-22-02
---------------------------
Scott L. Probasco, Jr.

/s/ Philip H. Sanford                 Director                         2-22-02
---------------------------
Philip H. Sanford

                         CHATTEM, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


          EXHIBIT
          NUMBER           DESCRIPTION OF EXHIBIT
          ------           ----------------------

           10.1            Form of Restricted Stock Agreement-
                             Zan Guerry
                             A. Alexander Taylor II

           10.2            Loan Agreement dated June 21, 2001 by and among
                            Bank of America, N.A., as Lender, and Chattem, Inc. and Signal Investment & Management Co., as Borrowers, for Revolving Credit Loans not to Exceed $10,000,000

            11             Statement Regarding Computation of Per Share Earnings

            13             2001 Annual Report to Shareholders of Chattem, Inc.

            21             Subsidiaries of the Company

            23             Consent of Independent Public Accountants

           27.1            Report of Independent Public Accountants

           27.2            Schedule II - Valuation and Qualifying Accounts