Form 10-Q
period 2002-02-28
CHATTEM INC
filed 2002-04-12
CIK 19520

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



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
                          COMMISSION FILE NUMBER 0-5905




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

AS OF APRIL 12, 2002 9,345,019 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of February 28, 2002
                  and November 30, 2001 .................................   3

                  Consolidated Statements of Income for the Three
                  Months Ended February 28, 2002 and 2001 ...............   5

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended February 28, 2002 and 2001 .........   6

                  Notes to Consolidated Financial Statements ............   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  18



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ......................  25



SIGNATURES ..............................................................  26



EXHIBIT 11 - Statement Regarding Computation of Per Share Earnings


EXHIBIT 99 - Letter to Securities and Exchange Commission Pursuant
             to Temporary Note 3T to Article 3 of Regulation S-X.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                                   FEBRUARY 28,   NOVEMBER 30,
ASSETS                                                                2002           2001
------                                                             ----------     ----------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................     $   40,606     $   35,445
  Accounts receivable, less allowance for doubtful accounts of
     $1,536 at February 28, 2002 and $500 at November 30, 2001         28,114         20,860
  Refundable and deferred income taxes .......................          3,685          4,646
  Inventories ................................................         15,520         14,260
  Prepaid expenses and other current assets ..................          2,380          2,667
                                                                   ----------     ----------
     Total current assets ....................................         90,305         77,878
                                                                   ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET ...........................         26,028         26,275
                                                                   ----------     ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net         171,004        185,373
  Debt issuance costs, net ...................................          7,389          7,665
  Other ......................................................          1,779          2,482
                                                                   ----------     ----------
     Total other noncurrent assets ...........................        180,172        195,520
                                                                   ----------     ----------
          TOTAL ASSETS .......................................     $  296,505     $  299,673
                                                                   ==========     ==========















                   The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)



                                                                   FEBRUARY 28,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2002           2001
------------------------------------                               ----------     ----------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Accounts payable .............................................   $    5,908     $    9,010
  Payable to bank ..............................................        2,016            151
  Accrued liabilities ..........................................       24,539         15,138
                                                                   ----------     ----------
     Total current liabilities .................................       32,463         24,299
                                                                   ----------     ----------

LONG-TERM DEBT .................................................      204,732        204,740
                                                                   ----------     ----------

DEFERRED INCOME TAXES ..........................................       11,905         16,251
                                                                   ----------     ----------

OTHER NONCURRENT LIABILITIES ...................................        1,786          1,765
                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 11)


SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
     none issued ...............................................           --             --
  Common shares, without par value, authorized 50,000, issued
     8,948 at February 28, 2002 and 8,973 at November 30, 2001 .        1,863          1,868
  Paid-in surplus ..............................................       65,602         65,960
  Accumulated deficit ..........................................      (17,625)       (11,120)
                                                                   ----------     ----------
                                                                       49,840         56,708
  Unamortized value of restricted common shares issued .........         (796)          (859)
  Cumulative other comprehensive income:
     Foreign currency translation adjustment ...................       (2,425)        (2,231)
     Minimum pension liability adjustment, net of income taxes .       (1,000)        (1,000)
                                                                   ----------     ----------
     Total shareholders' equity ................................       45,619         52,618
                                                                   ----------     ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $  296,505     $  299,673
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                          FOR THE THREE MONTHS ENDED
                                                                 FEBRUARY 28,
                                                          --------------------------
                                                             2002            2001
                                                          ----------      ----------
NET SALES (Note 2) ..................................     $   48,414      $   42,457
                                                          ----------      ----------

COSTS AND EXPENSES:
  Cost of sales .....................................         14,461          12,484
  Advertising and promotion (Note 2) ................         15,874          16,339
  Selling, general and administrative (Note 2) ......          9,537           7,273
                                                          ----------      ----------
     Total costs and expenses .......................         39,872          36,096
                                                          ----------      ----------

INCOME FROM OPERATIONS ..............................          8,542           6,361
                                                          ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense ..................................         (4,841)         (6,504)
  Investment and other income, net ..................            106           1,089
                                                          ----------      ----------
     Total other income (expense) ...................         (4,735)         (5,415)
                                                          ----------      ----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN AND
  CHANGE IN ACCOUNTING PRINCIPLE ....................          3,807             946

PROVISION FOR INCOME TAXES ..........................          1,435             360
                                                          ----------      ----------

INCOME BEFORE EXTRAORDINARY GAIN AND CHANGE IN
  ACCOUNTING PRINCIPLE ..............................          2,372             586

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES ...............................             --           7,559

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT (Note 3) ................         (8,877)             --
                                                          ----------      ----------

NET INCOME (LOSS) ...................................     $   (6,505)     $    8,145
                                                          ==========      ==========
NUMBER OF COMMON SHARES:
  Weighted average outstanding - basic ..............          8,964           8,867
                                                          ==========      ==========
  Weighted average and potential dilutive outstanding          9,318           8,889
                                                          ==========      ==========

NET INCOME (LOSS) PER COMMON SHARE:
 Basic:
     Income before extraordinary gain and change in
       accounting principle .........................     $      .26      $      .07
     Extraordinary gain .............................             --             .85
     Change in accounting principle .................           (.99)             --
                                                          ----------      ----------
        Total basic .................................     $     (.73)     $      .92
                                                          ==========      ==========
 Diluted:
     Income before extraordinary gain and change in
       accounting principle .........................     $      .25      $      .07
     Extraordinary gain .............................             --             .85
     Change in accounting principle .................           (.95)             --
                                                          ----------      ----------
        Total diluted ...............................     $     (.70)     $      .92
                                                          ==========      ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                          (Unaudited and in thousands)


                                                                   FOR THE THREE MONTHS ENDED
                                                                          FEBRUARY 28,
                                                                   --------------------------
                                                                      2002            2001
                                                                   ----------      ----------
OPERATING ACTIVITIES:
  Net income (loss) ...........................................    $   (6,505)     $    8,145
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization ...........................         1,263           2,533
      Deferred income tax provision ...........................         1,024              --
      Extraordinary gain on early extinguishment of debt, net..            --          (7,559)
      Cumulative effect of change in accounting principle, net.         8,877              --
      Stock option charge .....................................           131             131
      Other, net ..............................................           143              29
      Changes in operating assets and liabilities, net of
        product divestiture:
          Accounts receivable .................................        (7,254)          8,714
          Refundable income taxes .............................         1,031              --
          Inventories .........................................        (1,260)         (1,033)
          Prepaid expenses and other current assets ...........           287             340
          Accounts payable and accrued liabilities ............         6,299          (9,969)
                                                                   ----------      ----------
             Net cash provided by operating activities ........         4,036           1,331
                                                                   ----------      ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..................          (510)           (332)
  Additions to trademarks and other product rights ............            --            (203)
  (Increase) decrease in other assets, net ....................           392             (32)
                                                                   ----------      ----------
             Net cash used in investing activities ............          (118)           (567)
                                                                   ----------      ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt .................................            --         (61,644)
  Payment of consent fees and other costs related to repayment
    of long-term debt .........................................            --          (3,992)
  Proceeds from exercise of stock options .....................           115               4
  Repurchase of common shares .................................          (630)             --
  Change in payable to bank ...................................         1,865            (113)
                                                                   ----------      ----------
          Net cash provided by (used in) financing activities..         1,350         (65,745)
                                                                   ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...          (107)             28
                                                                   ----------      ----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ..........................         5,161         (64,953)
  At beginning of period ......................................        35,445         102,534
                                                                   ----------      ----------
  At end of period ............................................    $   40,606      $   37,581
                                                                   ==========      ==========

PAYMENTS FOR:
  Interest ....................................................    $       39      $    3,806
  Taxes .......................................................    $       81      $      191


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

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") finalized EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25") in November 2000 and July 2001, respectively (See "Recently Issued Accounting Pronouncements" on pages 23 and 24 of this Form 10-Q report for a discussion of the provisions of these two statements). The Company adopted the requirements of these two pronouncements effective December 1, 2001. The following table presents the effect of the requirements of these two prouncements on the components, as indicated, of the consolidated statements of income for the three months ended February 28, 2002 and 2001, respectively:

                                                                         Advertising        Selling,
                                                                             and          General and
                                                                           Promotion     Administrative
                                                          Net Sales        Expense          Expense
                                                          --------         --------         --------
      For the Three Months Ended February 28, 2002:
          Previous reporting basis ................       $ 51,889         $ 19,183         $  9,703
          Impact of adopting EITF's
             00-14 and 00-25 ......................          3,475            3,309              166
                                                          --------         --------         --------
          Current reporting basis .................       $ 48,414         $ 15,874         $  9,537
                                                          ========         ========         ========

      For the Three Months Ended February 28, 2001:
          Previous reporting basis ................       $ 47,420         $ 21,065         $  7,510
          Impact of adopting EITF's
             00-14 and 00-25 ......................          4,963            4,726              237
                                                          --------         --------         --------
          Current reporting basis .................       $ 42,457         $ 16,339         $  7,273
                                                          ========         ========         ========

      Appropriate adjustments have likewise been made in the consolidating statements of income for the three months ended February 28, 2002 and 2001, respectively. (See Note 15 of Notes to Consolidated Financial Statements). The Company's results of operations for the three months ended February 28, 2002 and 2001, respectively, and its financial position at February 28, 2002 and 2001, respectively, were not affected by the adoption of the provisions of these two pronouncements.

3. In June 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by the Company on December 1, 2001, permit the Company to discontinue the amortization of the cost of intangible assets with indefinite lives and require certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, the Company discontinued the amortization of the cost of these intangible assets. The discontinuance of this amortization favorably affected net income in the first quarter of fiscal 2002 by $864, net of income tax benefit, or $.09 per diluted share. Also in connection with the adoption of SFAS 142, the Company obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.95 per diluted share. The write-down was primarily related to the Company's SUNSOURCE product line which experienced a decline in sales volume since its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the three months ended February 28, 2002.

4. The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter ("OTC") health care products. Customers purchase products from the Company with the understanding that the brands will be supported by the Company's extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

5. Inventories consisted of the following at February 28, 2002 and November 30, 2001:

                                                         2002          2001
                                                       --------      --------
      Raw materials and work in process .............  $  8,248      $  8,108
      Finished goods ................................     9,311         8,191
      Excess of current cost over LIFO  values.......    (2,039)       (2,039)
                                                       --------      --------
          Total inventories .........................  $ 15,520      $ 14,260
                                                       ========      ========

6. Accrued liabilities consisted of the following at February 28, 2002 and November 30, 2001:
                                                         2002          2001
                                                       --------      --------
      Interest.......................................  $  7,599      $  3,070
      Salaries, wages and commissions ...............     1,838         3,462
      Product advertising and promotion .............    11,081         3,654
      Product acquisitions and divestitures .........     2,205         2,205
      Other .........................................     1,816         2,747
                                                       --------      --------
          Total accrued liabilities .................  $ 24,539      $ 15,138
                                                       ========      ========

7. Comprehensive income (loss) consisted of the following components for the three months ended February 28, 2002 and 2001, respectively:

                                                         2002          2001
                                                       --------      --------
      Net income (loss)..............................  $ (6,505)     $  8,145
      Other - foreign currency translation adjustment      (194)           88
                                                       --------      --------
          Total comprehensive income (loss)            $ (6,699)     $  8,233
                                                       ========      ========

8. In fiscal 1999 and 2000 the Company's board of directors authorized repurchases of the Company's common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,107,000 shares at a cost of $14,205 have been reacquired through February 28, 2002, leaving $5,795 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued. The repurchased shares were retired and returned to unissued. In the first quarter of fiscal 2002, 44,000 shares were repurchased at a cost of $630.

9. On January 17, 2001 the Company completed a consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban(R) sale. An extraordinary gain on the early extinguishment of debt of $7,559, net of income taxes, was recognized in the first quarter of fiscal 2001.

10. On January 22, 2002 Kmart Corporation, a customer of the Company representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Kmart Corporation owed the Company approximately $1,200. The Company has increased in its current financial statements its allowance for doubtful accounts by $1,000 for this potential loss.

11. The Company has been named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Professions Code Section 1700 et seq. Violations of either Proposition 65 or Business and Professions Code 1700 et seq. render a defendant liable for civil penalties of up to $2.5 per day per violation.

      The Company has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON et al. v. BRISTOL-MYERS SQUIBB CO., et al., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that the Company violated Proposition 65 by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California's Business and Professions Code Section 17200 et seq., 17500 et seq., and the Civil Code
      Section 1750 et seq. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

      The plaintiffs in the two separate actions have filed a consolidated amended complaint that includes a claim based upon the allegation that zinc oxide allegedly also contains cadmium. As of February 28, 2002 a tentative settlement had been reached for these two cases.

      The Company has been named as a defendant in approximately 149 lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanoline ("PPA"), which until November 2000 was the active ingredient in certain of the Company's DEXATRIM products. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages. None of these suits has been certified as a class action. Approximately 47% of these suits represent cases in which the Company is being defended and indemnified from liability by The DELACO Company, Inc., successor to Thompson Medical Company, Inc. ("Thompson Medical") from which the Company acquired DEXATRIM in December 1998. The Company maintains product liability insurance coverage for claims asserted in the lawsuits, although there can be no assurance that such coverage will be sufficient to satisfy such claims. The Company anticipates that additional lawsuits in which similar allegations are made could be filed.

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

      In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large-scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA which, until November 2000, was the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which were also part of the Yale Study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the Yale Study suggest that PPA increases the risks of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of the study. The CHPA has questioned the execution of the Yale Study and disagreed with its conclusions.

      On October 19, 2000 a Nonprescription Drugs Advisory Committee, commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, the Company announced on November 7, 2000 its decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA. To date, the FDA has not issued any final determinations concerning PPA or products containing PPA.

      Certain countries, states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. In such countries, states or localities these restrictions could adversely affect the sale of DEXATRIM Natural, which contains naturally occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions, the perceived safety concerns relating to ephedrine and the possibility of further regulatory action increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM Natural will be filed against the Company. In late 2000 the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review is assumed to be retrospective in nature and will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in late Summer or early Fall of 2002. On September 5, 2001 The Public Citizens Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of February 28, 2002 the FDA had taken no action with regard to this petition.

      The Company was notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical, the previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. The Company has met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, the Company may revise and resubmit the protocol. After final comments from the FDA, the Company expects that it will take one or two years to produce the clinical data for FDA review. Although unlikely, the FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. The Company is working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. The Company is also reviewing the option of marketing SPORTSCREME and ASPERCREME as homeopathic products.

12. Certain prior year amounts have been reclassified to conform to the current period's presentation.

13. The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

14. On March 28, 2002 the Company completed the acquisition of SELSUN BLUE, a leading medicated dandruff shampoo, from Abbott Laboratories for $75,000, plus inventories. This acquisition includes worldwide rights (except India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment.

      Also on March 28, 2002 the Company obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility includes a $15,000 revolving credit facility and a $45,000 term loan. The Credit Facility together with the Company's available cash was used to finance the acquisition of SELSUN BLUE and will be used to provide working capital and for general corporate purposes. The $45,000 term loan and any outstanding loans under the revolving credit facility mature on March 28, 2007. The Credit Facility is secured by the stock of the Company's domestic subsidiaries and all present and future assets of the Company, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by the Company that are customary in credit agreements and security instruments relating to financings of this type.

15. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), the guarantor of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal is a wholly-owned subsidiary of Chattem; the guarantee of Signal is full and unconditional and joint and several.

Ban(R) is a registered trademark of Kao Corporation.

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                                FEBRUARY 28, 2002
                                -----------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents ..................     $   25,969      $   10,039      $    4,598      $       --      $   40,606
  Accounts receivable, less allowance for
     doubtful accounts of $1,536 .............         25,659              --           2,455              --          28,114
  Refundable and deferred income taxes .......          3,584              --             101              --           3,685
  Inventories ................................         13,644              --           1,876              --          15,520
  Prepaid expenses and other current assets ..          2,249              --             131              --           2,380
                                                   ----------      ----------      ----------      ----------      ----------
     Total current assets ....................         71,105          10,039           9,161              --          90,305
                                                   ----------      ----------      ----------      ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, NET ...........         25,669              --             359              --          26,028
                                                   ----------      ----------      ----------      ----------      ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
     product rights, net .....................          3,935         167,069              --              --         171,004
  Debt issuance costs, net ...................          7,389              --              --              --           7,389
  Investment in subsidiaries .................          8,280              --              --          (8,280)             --
  Other ......................................          1,733              --              46              --           1,779
                                                   ----------      ----------      ----------      ----------      ----------
     Total other noncurrent assets ...........         21,337         167,069              46          (8,280)        180,172
                                                   ----------      ----------      ----------      ----------      ----------
         TOTAL ASSETS ........................     $  118,111      $  177,108      $    9,566      $   (8,280)     $  296,505
                                                   ==========      ==========      ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...........................     $    5,515          $   --      $      393      $       --      $    5,908
  Payable to bank ............................          2,016              --              --              --           2,016
  Accrued liabilities ........................         23,835              --             704              --          24,539
                                                   ----------      ----------      ----------      ----------      ----------
     Total current liabilities ...............         31,366              --           1,097              --          32,463
                                                   ----------      ----------      ----------      ----------      ----------

LONG-TERM DEBT ...............................        204,732              --              --              --         204,732
                                                   ----------      ----------      ----------      ----------      ----------

DEFERRED INCOME TAXES ........................          2,495           9,410              --              --          11,905
                                                   ----------      ----------      ----------      ----------      ----------

OTHER NONCURRENT LIABILITIES .................          1,786              --              --              --           1,786
                                                   ----------      ----------      ----------      ----------      ----------

INTERCOMPANY ACCOUNTS ........................       (178,179)        179,252          (1,073)             --              --
                                                   ----------      ----------      ----------      ----------      ----------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
     authorized 1,000, none issued ...........             --              --              --              --              --
  Common shares, without par value,
     authorized 50,000, issued 8,948 .........          1,863               2           8,278           8,280           1,863
  Paid-in surplus ............................         65,602              --              --              --          65,602
  Retained earnings (deficit) ................         (9,264)        (11,556)          3,195              --         (17,625)
                                                   ----------      ----------      ----------      ----------      ----------
     Total ...................................         58,201         (11,554)         11,473           8,280          49,840
  Unamortized value of restricted common
     shares issued ...........................           (796)             --              --              --            (796)
  Cumulative other comprehensive income:
     Foreign currency translation adjustment .           (494)             --          (1,931)             --          (2,425)
     Minimum pension liability adjustment, net         (1,000)             --              --              --          (1,000)
                                                   ----------      ----------      ----------      ----------      ----------
     Total shareholders' equity (deficit) ....         55,911         (11,554)          9,542           8,280          45,619
                                                   ----------      ----------      ----------      ----------      ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ................     $  118,111      $  177,108      $    9,566      $    8,280      $  296,505
                                                   ==========      ==========      ==========      ==========      ==========

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                                NOVEMBER 30, 2001
                                -----------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents ..................     $   20,648      $   10,003      $    4,794        $     --      $   35,445
  Accounts receivable, less allowance for
     doubtful accounts of $500 ...............         17,690              --           3,170              --          20,860
  Refundable and deferred income taxes .......          4,545              --             101              --           4,646
  Inventories ................................         12,409              --           1,851              --          14,260
  Prepaid expenses and other current assets ..          2,517              --             150              --           2,667
                                                   ----------      ----------      ----------      ----------      ----------
     Total current assets ....................         57,809          10,003          10,066              --          77,878
                                                   ----------      ----------      ----------      ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, NET ...........         25,879              --             396              --          26,275
                                                   ----------      ----------      ----------      ----------      ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
     product rights, net .....................          3,987         181,386              --              --         185,373
  Debt issuance costs, net ...................          7,665              --              --              --           7,665
  Investment in subsidiaries..................          8,280              --              --          (8,280)             --
  Other ......................................          2,436              --              46              --           2,482
                                                   ----------      ----------      ----------      ----------      ----------
     Total other noncurrent assets ...........         22,368         181,386              46          (8,280)        195,520
                                                   ----------      ----------      ----------      ----------      ----------
         TOTAL ASSETS.........................     $  106,056      $  191,389      $   10,508      $   (8,280)     $  299,673
                                                   ==========      ==========      ==========      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable ...........................     $    8,523      $       --      $      487      $       --      $    9,010
  Payable to bank ............................            151              --              --              --             151
  Accrued liabilities ........................         13,851              --           1,287              --          15,138
                                                   ----------      ----------      ----------      ----------      ----------
     Total current liabilities ...............         22,525              --           1,774              --          24,299
                                                   ----------      ----------      ----------      ----------      ----------

LONG-TERM DEBT ...............................        204,740              --              --              --         204,740
                                                   ----------      ----------      ----------      ----------      ----------

DEFERRED INCOME TAXES ........................          1,401          14,850              --              --          16,251
                                                   ----------      ----------      ----------      ----------      ----------

OTHER NONCURRENT LIABILITIES .................          1,765              --              --              --           1,765
                                                   ----------      ----------      ----------      ----------      ----------

INTERCOMPANY ACCOUNTS ........................       (178,860)        179,833            (973)             --              --
                                                   ----------      ----------      ----------      ----------      ----------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
     authorized 1,000, none issued ...........             --              --              --              --              --
  Common shares, without par value,
     authorized 50,000, issued 8,973 .........          1,868               2           8,278           8,280           1,868
  Paid-in surplus ............................         65,960              --              --              --          65,960
  Retained earnings (deficit) ................        (10,994)         (3,296)          3,170              --         (11,120)
                                                   ----------      ----------      ----------      ----------      ----------
     Total ...................................         56,834          (3,294)         11,448           8,280          56,708
  Unamortized value of restricted common
     shares issued ...........................           (859)             --              --              --            (859)
  Cumulative other comprehensive income:
     Foreign currency translation adjustment .           (490)             --          (1,741)             --          (2,231)
     Minimum pension liability adjustment, net         (1,000)             --              --              --          (1,000)
                                                   ----------      ----------      ----------      ----------      ----------
     Total shareholders' equity (deficit) ....         54,485          (3,294)          9,707           8,280          52,618
                                                   ----------      ----------      ----------      ----------      ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ................     $  106,056      $  191,389      $   10,508      $    8,280      $  299,673
                                                   ==========      ==========      ==========      ==========      ==========

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------

NET SALES ....................................     $   45,758      $       --      $    2,656      $       --      $   48,414
                                                   ----------      ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of sales ..............................         13,350              --           1,111              --          14,461
  Advertising and promotion ..................         15,108              --             766              --          15,874
  Selling, general and administrative ........          8,989              --             548              --           9,537
                                                   ----------      ----------      ----------      ----------      ----------
     Total costs and expenses ................         37,447              --           2,425              --          39,872
                                                   ----------      ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS .......................          8,311              --             231              --           8,542
                                                   ----------      ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense ...........................         (4,841)             --              --              --          (4,841)
  Investment and other income, net ...........             47              54               5              --             106
  Royalties ..................................         (2,343)          2,396             (53)             --              --
  Corporate allocations ......................             22              --             (22)             --              --
                                                   ----------      ----------      ----------      ----------      ----------
     Total other income (expense) ............         (7,115)          2,450             (70)             --          (4,735)
                                                   ----------      ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES AND CHANGE IN
ACCOUNTING PRINCIPLE .........................          1,196           2,450             161              --           3,807

PROVISION FOR INCOME TAXES ...................            466             833             136              --           1,435
                                                   ----------      ----------      ----------      ----------      ----------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE              730           1,617              25              --           2,372

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF INCOME TAX BENEFIT .........             --          (8,877)             --              --          (8,877)
                                                   ----------      ----------      ----------      ----------      ----------
NET INCOME (LOSS) ............................     $      730      $   (7,260)     $       25      $       --      $   (6,505)
                                                   ==========      ==========      ==========      ==========      ==========

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------

NET SALES ....................................     $   40,209      $       --      $    2,248      $       --      $   42,457
                                                   ----------      ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of sales ..............................         11,553              --             931              --          12,484
  Advertising and promotion ..................         14,245           1,393             701              --          16,339
  Selling, general and administrative ........          6,761               5             507              --           7,273
                                                   ----------      ----------      ----------      ----------      ----------
     Total costs and expenses ................         32,559           1,398           2,139              --          36,096
                                                   ----------      ----------      ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS ................          7,650          (1,398)            109              --           6,361
                                                   ----------      ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense ...........................         (6,504)             --              --              --          (6,504)
  Investment and other income, net ...........             78           1,003               8              --           1,089
  Royalties ..................................         (2,204)          2,246             (42)             --              --
  Corporate allocations ......................              7              --              (7)             --              --
                                                   ----------      ----------      ----------      ----------      ----------
     Total other income (expense) ............         (8,623)          3,249             (41)             --          (5,415)
                                                   ----------      ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES AND
EXTRAORDINARY GAIN ...........................           (973)          1,851              68              --             946

PROVISION FOR (BENEFIT FROM) INCOME TAXES ....           (302)            629              33              --             360
                                                   ----------      ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ......           (671)          1,222              35              --             586

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF
DEBT, NET OF INCOME TAXES ....................          7,559              --              --              --           7,559
                                                   ----------      ----------      ----------      ----------      ----------

NET INCOME ...................................     $    6,888      $    1,222      $       35      $       --      $    8,145
                                                   ==========      ==========      ==========      ==========      ==========

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------

OPERATING ACTIVITIES:
  Net income (loss) ..........................     $      730      $   (7,260)     $       25      $       --      $   (6,505)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ...........          1,233              --              30              --           1,263
     Deferred income tax provision ...........            191             833              --              --           1,024
     Cumulative effect of change in
         accounting principle, net ...........             --           8,877              --              --           8,877
     Stock option charge .....................            131              --              --              --             131
     Other, net ..............................            143              --              --              --             143
     Changes in operating assets and liabilities:
        Accounts receivable ..................         (7,907)             --             653              --          (7,254)
        Refundable income taxes...............          1,031              --              --              --           1,031
        Inventories ..........................         (1,192)             --             (68)             --          (1,260)
        Prepaid expenses and other current assets         271              --              16              --             287
        Accounts payable and accrued liabilities        6,956              --            (657)             --           6,299
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash provided by (used in)
          operating activities ...............          1,587           2,450              (1)             --           4,036
                                                   ----------      ----------      ----------      ----------      ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .           (504)             --              (6)             --            (510)
  Decrease in other assets, net ..............            392              --              --              --             392
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash used in investing activities            (112)             --              (6)             --            (118)
                                                   ----------      ----------      ----------      ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ....            115              --              --              --             115
  Repurchase of common shares ................           (630)             --              --              --            (630)
  Change in payable to bank ..................          1,865              --              --              --           1,865
  Changes in intercompany accounts ...........          1,496          (1,414)            (82)             --              --
  Dividends paid .............................          1,000          (1,000)             --              --              --
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash provided by (used in) financing
           activities ........................          3,846          (2,414)            (82)             --           1,350
                                                   ----------      ----------      ----------      ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS .........................             --              --            (107)             --            (107)
                                                   ----------      ----------      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period .........          5,321              36            (196)             --           5,161
  At beginning of period .....................         20,648          10,003           4,794              --          35,445
                                                   ----------      ----------      ----------      ----------      ----------
  At end of period ...........................     $   25,969      $   10,039      $    4,598      $       --      $   40,606
                                                   ==========      ==========      ==========      ==========      ==========

                         CHATTEM, INC. AND SUBSIDIARIES                  Note 15
                         ------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                                 NON-GUARANTOR
                                                                                   SUBSIDIARY     ELIMINATIONS
                                                    CHATTEM          SIGNAL        COMPANIES        DR. (CR.)     CONSOLIDATED
                                                   ----------      ----------      ----------      ----------      ----------
OPERATING ACTIVITIES:
  Net income .................................     $    6,888      $    1,222      $       35      $       --      $    8,145
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization ...........          1,125           1,392              16              --           2,533
     Income tax provision ....................           (629)            629              --              --              --
     Extraordinary gain on early extinguishment
        of debt, net .........................         (7,559)             --              --              --          (7,559)
     Stock option charge .....................            131              --              --              --             131
     Other, net ..............................             29              --              --              --              29
     Changes in operating assets and liabilities,
        net of product divestitures:
        Accounts receivable ..................          6,540           1,154           1,020              --           8,714
        Inventories ..........................           (755)             --            (278)             --          (1,033)
        Prepaid expenses and other current assets         334              --               6              --             340
        Accounts payable and accrued liabilities       (9,620)             --            (349)             --          (9,969)
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash provided by (used in)
         operating activities ................         (3,516)          4,397             450              --           1,331
                                                   ----------      ----------      ----------      ----------      ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment..           (332)             --              --              --            (332)
  Additions to trademarks and other product rights         --            (203)             --              --            (203)
  Increase in other assets, net ..............            (32)             --              --              --             (32)
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash used in investing activities.           (364)           (203)             --              --            (567)
                                                   ----------      ----------      ----------      ----------      ----------
FINANCING ACTIVITIES:
  Repayment of long- term debt ...............        (61,644)             --              --              --         (61,644)
  Payment of consent fees related to repayment
    of long-term debt ........................         (3,293)             --              --              --          (3,293)
  Payment of other costs related to repayment
    of long-term debt ........................           (699)             --              --              --            (699)
  Proceeds from exercise of stock options ....              4              --              --              --               4
  Change in payable to bank ..................           (113)             --              --              --            (113)
  Changes in intercompany accounts ...........         69,247         (69,469)            222              --              --
                                                   ----------      ----------      ----------      ----------      ----------
        Net cash provided by (used in)
           financing activities ..............          3,502         (69,469)            222              --         (65,745)
                                                   ----------      ----------      ----------      ----------      ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS .............................            (68)             --              96              --              28
                                                   ----------      ----------      ----------      ----------      ----------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period .........           (446)        (65,275)            768              --         (64,953)
  At beginning of period .....................          5,515          95,747           1,272              --         102,534
                                                   ----------      ----------      ----------      ----------      ----------
  At end of period ...........................     $    5,069      $   30,472      $    2,040      $       --      $   37,581
                                                   ==========      ==========      ==========      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

GENERAL
-------

On December 1, 2001 the Company adopted the provisions of EITF 00-14, "Accounting for Certain Sales Incentives", EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and SFAS 142, " Goodwill and Other Intangible Assets." The effects of adopting these three pronouncements are explained in Notes 2 and 3 of Notes to Consolidated Financial Statements included in this Form 10-Q for the three months ended February 28, 2002 and as reported below in the "Recently Issued Accounting Pronouncements".

For the three months ended February 28, 2002 the Company realized a $5,957, or 14.0%, increase in net sales to $48,414 from $42,457 in the first quarter of fiscal 2001. Income from operations during the period likewise increased $2,181, or 34.3%, to $8,542 from $6,361. Income before extraordinary gain and change in accounting principle of $2,372, or $.25 per diluted share, was recorded during the period compared to $586, or $.07 per diluted share, for the comparable 2001 period.

During the first quarter of fiscal 2002 the Company enjoyed solid sales performances from its topical analgesic (FLEXALL, ICY HOT, ASPERCREME, SPORTSCREME, CAPZASIN and ARTHRITIS HOT), GOLD BOND Medicated Powder, GOLD BOND Foot Spray, GARLIQUE and PHISODERM brands.

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key standard used by the Company to measure operating performance, but may not be comparable to a similarly titled measure reported by other companies. EBITDA is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. EBITDA for the three months ended February 28, 2002 was $9,537 as compared to $8,575 for the same period of 2001, a $962 increase. The EBITDA margin increased from 18.1% of net sales in the 2001 period to 18.4% in the 2002 period.

In February 2002 the Company repurchased, and returned to unissued, 44,000 shares of its common stock, without par value, for $630 in accordance with the Company's previously announced stock buyback program.

On January 12, 2002 Kmart Corporation, a customer of the Company representing approximately 5% of fiscal 2001 consolidated net sales, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing Kmart Corporation owed the Company approximately $1,200. The Company has increased in its current financial statements its allowance for doubtful accounts by $1,000 for this potential loss.

On March 28, 2002 the Company completed the acquisition of SELSUN BLUE, a leading medicated dandruff shampoo, from Abbott Laboratories for $75,000, plus inventories. This brand is marketed in both the United States and in approximately 50 foreign countries. The acquisition was financed by the Company's cash of approximately $35,000 and proceeds from a $45,000 term loan provided by Bank of America.

The Company will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and the development of successful line extensions. During the first quarter of fiscal 2002 the Company introduced DEXATRIM RESULTS, GOLD BOND Foot Spray, PHISODERM Acne Body Wash and PHISODERM Acne

Facial Masque. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales and/or earnings. As a result, the Company may experience a short-term impact on its profitability as a result of line extensions.

RESULTS OF OPERATIONS

The following table sets forth, for income before extraordinary gain and change in accounting principle and for the periods indicated, certain items from the Company's consolidated statements of income expressed as a percentage of net sales:
                                              FOR THE THREE MONTHS ENDED
                                                     FEBRUARY 28,
                                               -----------------------
                                                 2002           2001
                                               --------       --------
NET SALES ................................        100.0%         100.0%
                                               --------       --------
COSTS AND EXPENSES:
  Cost of sales ..........................         29.9           29.4
  Advertising and promotion ..............         32.8           38.5
  Selling, general and administrative ....         19.7           17.1
                                               --------       --------
    Total costs and expenses .............         82.4           85.0
                                               --------       --------

INCOME FROM OPERATIONS ...................         17.6           15.0
                                               --------       --------

OTHER INCOME (EXPENSE):
  Interest expense .......................        (10.0)         (15.3)
  Investment and other income, net .......           .2            2.5
                                               --------       --------
    Total other income (expense) .........         (9.8)         (12.8)
                                               --------       --------

INCOME BEFORE INCOME TAXES ...............          7.8            2.2

PROVISION FOR INCOME TAXES ...............          2.9             .8
                                               --------       --------

INCOME BEFORE EXTRAORDINARY GAIN AND
  CHANGE IN ACCOUNTING PRINCIPLE .........          4.9%           1.4%
                                               ========       ========

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
-----------------------------------------------------------

Net sales for the three months ended February 28, 2002 increased $5,957, or 14.0%, to $48,414 from $42,457 for the same period last year. Domestic sales increased $5,437, or 13.6%, to $45,381 from $39,944 for last year's comparable period. International sales increased $520, or 20.7%, from $2,513 in the 2001 period to $3,033 in the current period. The prior year amounts have been restated to reflect the impact of EITF's 00-14 and 00-25.

For domestic products in the 2002 period sales increases were recognized for the topical analgesic product group (FLEXALL, ICY HOT, ASPERCREME, SPORTSCREME, CAPZASIN and ARTHRITIS HOT) and the DEXATRIM, GARLIQUE and PHISODERM brands. GOLD BOND experienced a marginal increase in sales with Medicated Powder and the newly introduced Foot Spray showing important sales gains. These increases were offset primarily by a decline in Medicated Lotion sales as a result of a relatively mild winter. Sales declines were recorded for PAMPRIN and the SUNSOURCE brands, except for GARLIQUE. Sales of the other products remained mostly unchanged.

The increased sales for the analgesic product group was led by sales increases of 97% and 20% for ICY HOT and ASPERCREME, respectively, and a 15% increase in advertising and promotion expenditures for the entire product line. ICY HOT sales also benefited from the introduction of ICY HOT Patch in fiscal 2001. The increase in sales of DEXATRIM and PHISODERM was primarily the result of the introduction of line extensions in the first quarter of fiscal 2002 - DEXATRIM RESULTS, PHISODERM Acne Body Wash and PHISODERM Acne Facial Masque - and increased marketing support. GARLIQUE sales benefited from more effective advertising and promotion support. The decline in PAMPRIN sales was primarily due to reduced marketing expenditures and intense competition in the menstrual products category. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

For international products in the 2002 period sales increases of $479, or 56.3%, and $112, or 42.3%, were realized for the United Kingdom and United States export operations, respectively, while Canadian sales declined $71, or 5.1%. The increase in sales of the United Kingdom operation was largely associated with the SUN-IN, MUDD and GOLD BOND product lines, while the sales increase for the United States export business was related almost entirely to ICY HOT. The decrease in Canadian sales was principally due to a decline in translation exchange rates between the 2002 and 2001 periods. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

Cost of sales as a percentage of net sales increased to 29.9% from 29.4% in the 2001 period. This increase was primarily the result of an unfavorable change in product mix to lower gross margin product lines in the current period. The new product line extensions introduced in the 2002 period were the primary contributors to the lower gross margins.

Advertising and promotion expenses decreased $465, or 2.8%, for the three months ended February 28, 2002 and were 32.8% of net sales compared to 38.5% in the corresponding 2001 period. Increases in these expenditures were recorded for ICY HOT, ASPERCREME, DEXATRIM and PHISODERM, while declines in advertising and promotion expenses were recognized for the PAMPRIN, PREMSYN PMS, BENZODENT, BULLFROG and SUNSOURCE product lines.

The increase of $2,264, or 31.1%, in selling, general and administrative expenses in the 2002 period was largely associated with increased freight costs as a result of increased sales, product liability insurance expense, legal expenses and the addition of $1,000 to the bad debts provision related to the Kmart Corporation bankruptcy. The selling, general and administrative expenses were 19.7% of net sales in the current period as compared to 17.1% in the same period last year.

Interest expense decreased $1,663, or 25.6%, reflecting primarily the retirement in fiscal 2001 of $99,607 principal amount of the Company's senior subordinated notes.

Investment and other income for the three months ended February 28, 2002 decreased $983, or 90.3%, largely as a result of a reduction in interest income due to the use of a major portion of the funds received from the sale of Ban in September 2000 to retire $99,607 principal amount of the Company's senior subordinated notes in fiscal 2001.

A cumulative effect of a change in accounting principle of $8,877, net of income tax benefit, was recorded for the three months ended February 28, 2002. This charge resulted from the write-off of a portion of the carrying value of indefinite lived intangible assets as required by SFAS 142 whose provisions were previously discussed.

An extraordinary gain from the early extinguishment of debt of $7,559, net of income taxes, was realized in the first quarter of fiscal 2001. This gain resulted from the favorable retirement of a portion of the Company's senior subordinated notes in January 2001.

Income before extraordinary gain and change in accounting principle increased $1,786 in the first quarter of fiscal 2002 as compared to the same period last year. This increase was largely the result of an increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically financed its operations with a combination of internally generated funds and borrowings. The Company's principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital, repurchases of its common stock, payment of income taxes and capital expenditures.

Cash of $4,036 and $1,331 was provided by operations for the three months ended February 28, 2002 and 2001, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in income before extraordinary gain on the early extinguishment of debt and change in accounting principle and accounts payable and accrued liabilities.

Investing activities used cash of $118 and $567 in the three months ended February 28, 2002 and 2001, respectively. The decrease of $449 in the current period was largely the result of a decrease in non-current assets.

Financing activities provided cash of $1,350 in the first quarter of fiscal 2002 but used cash of $65,745 in the same period of the prior year. The increase of $67,095 reflected the absence of a retirement of long-term debt in the 2002 period similar to the retirement that occurred in the first three months of fiscal 2001.

The following table presents working capital data at February 28, 2002 and November 30, 2001 or for the respective years then ended:


                      Item                                      2002     2001
                  ------------                                 -------  -------
Working capital (current assets less current liabilities) .... $57,842  $53,579
Current ratio (current assets divided by current liabilities).    2.78     3.20
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities) .................    2.12     2.32
Average accounts receivable turnover .........................    6.22     6.44
Average inventory turnover ...................................    3.44     3.58
Working capital as a percentage of total assets ..............   19.51%   17.88%

The change in the current and quick ratios at February 28, 2002 as compared to November 30, 2001 was primarily the result of increases in cash and cash equivalents and accounts receivable more than offset by increases in accrued liabilities and payable to bank.

Total long-term debt outstanding was $204,732 at February 28, 2002 compared to $204,740 at November 30, 2001.

The Company has been named as a defendant in approximately 149 lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which until November 2000 was the active ingredient in certain of the Company's DEXATRIM products. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages. None of these suits has been certified as a class action. Approximately 47% of these suits represent cases in which the Company is being defended and indemnified from liability by The DELACO Company, Inc., successor to Thompson Medical from which the Company acquired DEXATRIM in December 1998. The Company maintains product liability insurance coverage for claims asserted in the lawsuits, although there can be no assurance that such coverage will be sufficient to satisfy such claims. The Company anticipates that additional lawsuits in which similar allegations are made could be filed.

As of February 28, 2002, the remaining amount authorized by the Company's board of directors under the stock buyback plan was $5,795; however, the Company is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued. Also, on December 21, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

Except for the potential material unfavorable resolution beyond the limits of the Company's product liability insurance policies of the above described lawsuits, management of the Company believes that projected cash flows generated by operations, its cash and cash equivalents position and its line of credit will be sufficient to fund the Company's current commitments and proposed operations.

FOREIGN OPERATIONS
------------------

The Company's primary foreign operations are conducted through its Canadian and United Kingdom subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 28, 2002 and 2001 these subsidiaries accounted for 5% of total revenues for both periods and 3% and 2% of total assets, respectively. It has not been the Company's practice to hedge its assets and liabilities in Canada and the United Kingdom or its intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between the Company and its two foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on the Company's operating results. Losses of $24 and $3 for the three months ended February 28, 2002 and 2001, respectively, resulted from foreign currency transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In September 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 was effective the fourth quarter of 2001 and addressed the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues are required to be reclassified to cost of sales. The Company currently classifies shipping and handling costs billed to the customer as revenues and costs related to shipping and handling as a selling expense. The amount of shipping and handling costs included in selling expense for the first quarter of fiscal 2002 and 2001 was $1,517 and $1,164, respectively. The adoption of this pronouncement in the fourth quarter of fiscal 2001 did not have an impact on the Company's results of operations or the financial position of the Company.

In November 2000, the EITF finalized EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to its customers. Sales incentives include discounts, coupons, rebates, "buy one get one free" promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF 00-14, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. In prior periods, the Company recognized all sales incentives as an advertising and promotion expense. Although this pronouncement has not had any impact on the results of operations or financial position of the Company, the presentation prescribed has the effect of reducing net sales, advertising and promotion expenses and selling, general and administrative expenses in comparison to prior years. The Company adopted the provisions of EITF 00-14 for all periods presented in the first quarter of fiscal 2002. See Note 2 of Notes to Consolidated Financial Statements for the impact of the adoption of this pronouncement.

In June 2001 the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". The provisions of SFAS 142, which were adopted by the Company on December 1, 2001, permit the Company to discontinue the amortization of the cost of intangible assets with indefinite lives and require certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, the Company discontinued the amortization of the cost of these intangible assets. The discontinuance of this amortization favorably affected net income in the first quarter of fiscal 2002 by $864, net of income tax benefit, or $.09 per diluted share. Also in connection with the adoption of SFAS 142, the Company obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.95 per diluted share. The write-down was primarily related to the Company's SUNSOURCE product line which experienced a decline in sales volume since its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the three months ended February 28, 2002.

In July 2001 the EITF finalized EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Under the provisions of EITF 00-25 the Company is required to reclassify certain marketing and selling expenses as reductions of net sales. The results of operations and the financial position of the Company, therefore, will not be affected. The Company adopted the provisions of EITF 00-25 for all periods presented in the first quarter of fiscal 2002. See Note 2 of Notes to Consolidated Financial Statements for the impact of the adoption of the provisions of this pronouncement.

FORWARD LOOKING STATEMENTS
--------------------------

The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, existing and possible future product liability claims relating to the prior existence of PPA in DEXATRIM; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products with PPA; the lack of availability, limits of coverage and expense related to product liability insurance; the possibility of other product liability claims, including claims relating to the existence of ephedrine in DEXATRIM Natural; the impact of brand acquisitions and divestitures; the impact of extraordinary gains or losses resulting from product acquisitions or divestitures, financings or debt repayments; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; the Company's ability to integrate SELSUN BLUE into its own operations; the Company's ability to sell and market SELSUN BLUE internationally where its has limited experience and infrastructure; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under credit agreements and indentures; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; and other risks described in the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits:

            Statement regarding computation of per share earnings (Exhibit 11).

            Letter to Securities and Exchange Commission Pursuant to Temporary
            Note 3T to Article 3 of Regulation S-X (Exhibit 99)



        (b) No reports on Form 8-K report were filed with the Securities and Exchange Commission during the three months ended February 28, 2002.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                CHATTEM, INC.
                                                (Registrant)



Dated:  April 12, 2002                          /s/ A. Alexander Taylor II
        --------------                          --------------------------------
                                                A. Alexander Taylor II
                                                President and Director
                                                (Chief Operating Officer)



                                                /s/ Scott J. Sloat
                                                --------------------------------
                                                Scott J. Sloat
                                                Controller
                                                (Principal Accounting Officer)