Form 10-Q
period 2002-05-31
CHATTEM INC
filed 2002-07-02
CIK 19520

UNITED STATES SECURITIES AND  EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

As of June 27, 2002, 9,480,977 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	MAY 31, 2002	NOVEMBER 30, 2001
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,779	$35,445
Accounts receivable, less allowance for doubtful accounts of $732 at May 31, 2002 and $500 at November 30, 2001	30,765	20,860
Refundable and deferred income taxes	7,243	4,646
Inventories	15,130	14,260
Prepaid expenses and other current assets	2,503	2,667

Total current assets	73,420	77,878

PROPERTY, PLANT AND EQUIPMENT, NET	26,834	26,275

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	245,806	185,373
Debt issuance costs, net	8,176	7,665
Other	2,215	2,482

Total other noncurrent assets	256,197	195,520

TOTAL ASSETS	$356,451	$299,673

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	MAY 31, 2002	NOVEMBER 30, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,750	$—
Accounts payable	9,119	9,010
Payable to bank	—	151
Accrued liabilities	28,453	15,138

Total current liabilities	44,322	24,299

LONG-TERM DEBT, less current maturities	236,474	204,740

DEFERRED INCOME TAXES	13,482	16,251

OTHER NONCURRENT LIABILITIES	1,796	1,765

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued 9,470 at May 31, 2002 and 8,973 at November 30, 2001	1,972	1,868
Paid-in surplus	74,309	65,960
Accumulated deficit	(11,990)	(11,120)

	64,291	56,708
Unamortized value of restricted common shares issued	(734)	(859)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(2,180)	(2,231)
Minimum pension liability adjustment, net of income taxes	(1,000)	(1,000)

Total shareholders’ equity	60,377	52,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$356,451	$299,673

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,
	2002	2001	2002	2001
REVENUES:
Net sales (Note 2)	$57,746	$52,310	$106,160	$94,767
Royalties (Note 14)	926	—	926	—

Total revenues	58,672	52,310	107,086	94,767

COSTS AND EXPENSES:
Cost of sales	16,686	15,406	31,147	27,890
Advertising and promotion (Note 2)	18,095	17,766	33,969	34,105
Selling, general and administrative (Note 2)	9,539	8,612	19,076	15,885

Total costs and expenses	44,320	41,784	84,192	77,880

INCOME FROM OPERATIONS	14,352	10,526	22,894	16,887

OTHER INCOME (EXPENSE):
Interest expense	(5,303)	(5,561)	(10,144)	(12,065)
Investment and other income, net	58	532	164	1,621

Total other income (expense)	(5,245)	(5,029)	(9,980)	(10,444)

INCOME BEFORE INCOME TAXES, EXTRAORDINARY GAIN (LOSS) AND CHANGE IN ACCOUNTING PRINCIPLE	9,107	5,497	12,914	6,443

PROVISION FOR INCOME TAXES	3,472	2,088	4,907	2,448

INCOME BEFORE EXTRAORDINARY GAIN (LOSS) AND CHANGE IN ACCOUNTING PRINCIPLE	5,635	3,409	8,007	3,995

EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAXES	—	(8)	—	7,551

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT (Note 3)	—	—	(8,877)	—

NET INCOME (LOSS)	$5,635	$3,401	$(870)	$11,546

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	9,249	8,869	9,108	8,868

Weighted average and potential dilutive outstanding	9,665	8,911	9,460	8,897

NET INCOME (LOSS) PER COMMON SHARE:
Basic:
Income before extraordinary gain and change in accounting principle	$.61	$.38	$.88	$.45
Extraordinary gain	—	—	—	.85
Change in accounting principle	—	—	(.98)	—

Total basic	$.61	$.38	$(.10)	$1.30

Diluted:
Income before extraordinary gain and change in accounting principle	$.58	$.38	$.85	$.45
Extraordinary gain	—	—	—	.85
Change in accounting principle	—	—	(.94)	—

Total diluted	$.58	$.38	$(.09)	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE SIX MONTHS ENDED MAY 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$(870)	$11,546
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,601	5,038
Gain on product divestiture	—	(79)
Extraordinary gain on early extinguishment of debt, net	—	(7,551)
Cumulative effect of change in accounting principle, net	8,877	—
Stock option charge	175	263
Increase in deferred income taxes	2,003	—
Other, net	4	117
Changes in operating assets and liabilities:
Accounts receivable	(9,905)	5,225
Refundable income taxes	1,031	600
Inventories	(870)	671
Prepaid expenses and other current assets	164	(1,102)
Accounts payable and accrued liabilities	13,424	(13,975)

Net cash provided by operating activities	16,634	753

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,048)	(902)
Additions to trademarks and other product rights	(74,847)	(203)
Proceeds from product divestiture	—	1,179
Change in other assets, net	34	438

Net cash provided by (used in) investing activities	(76,861)	512

FINANCING ACTIVITIES:
Repayment of long-term debt	(6,500)	(61,644)
Payment of consent fees and other costs related to repayment of long-term debt	—	(4,000)
Proceeds from long-term debt	45,000	—
Proceeds from exercise of stock options	5,918	14
Repurchase of common shares	(630)	—
Change in payable to bank	(151)	802
Deferred debt issuance costs	(1,099)	—

Net cash provided by (used in) financing activities	42,538	(64,828)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	23	(12)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(17,666)	(63,575)
At beginning of period	35,445	102,534

At end of period	$17,779	$38,959

PAYMENTS FOR:
Interest	$9,117	$12,882
Taxes	$532	$257

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note: All monetary amounts are expressed in thousands of dollars unless contrarily evident.

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2001. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal and recurring nature.

2.
The Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) finalized EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” (“EITF Issue No. 00-14”) and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF Issue No. 00-25”) in November 2000 and July 2001, respectively. (See “Recently Issued Accounting Pronouncements” on page 30 of this Form 10-Q report for a discussion of the provisions of these two statements). The Company adopted the requirements of these two pronouncements effective December 1, 2001. The following table presents the effect of the requirements of these two pronouncements on the components, as indicated, of the consolidated statements of income for the three and six months ended May 31, 2002 and 2001, respectively:

	Net Sales	Advertising and Promotion Expense	Selling, General and Administrative Expense
For the Three Months Ended May 31, 2002:
Previous reporting basis	$62,464	$22,559	$9,794
Impact of adopting EITF’s 00-14 and 00-25	4,718	4,464	255

Current reporting basis	$57,746	$18,095	$9,539

For the Three Months Ended May 31, 2001:
Previous reporting basis	$56,542	$21,798	$8,812
Impact of adopting EITF’s 00-14 and 00-25	4,232	4,032	200

Current reporting basis	$52,310	$17,766	$8,612

For the Six Months Ended May 31, 2002:
Previous reporting basis	$114,353	$41,741	$19,497
Impact of adopting EITF’s 00-14 and 00-25	8,193	7,772	421

Current reporting basis	$106,160	$33,969	$19,076

	Net Sales	Advertising and Promotion Expense	Selling, General and Administrative Expense
For the Six Months Ended May 31, 2001:
Previous reporting basis	$103,962	$42,863	$16,322
Impact of adopting EITF’s 00-14 and 00-25	9,195	8,758	437

Current reporting basis	$94,767	$34,105	$15,885

Appropriate adjustments have likewise been made in the consolidating statements of income for the six months ended May 31, 2002 and 2001, respectively. (See Note 17 of Notes to Consolidated Financial Statements). The Company’s income before extraordinary gain (loss) and change in accounting principle and net income for the three and six months ended May 31, 2002 and 2001, respectively, and its financial position at May 31, 2002 and 2001, respectively, were not affected by the adoption of the provisions of these two pronouncements.

3.
In June 2001 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The provisions of SFAS 142, which were adopted by the Company on December 1, 2001, require the Company to discontinue the amortization of the cost of intangible assets with indefinite lives and also requires certain fair value based tests of the carrying value of indefinite lived intangible assets. Income before extraordinary gain (loss) and net income for the three and six months ended May 31, 2001, respectively, adjusted to exclude amortization expense recognized in those periods which was related to intangible assets that are no longer being amortized, are as follows:

	For the Three Months Ended May 31, 2001		For the Six Months Ended May 31, 2001
	Income Before Extraordinary Gain (Loss) and Change in Accounting Principle	Net Income	Income Before Extraordinary Gain (Loss) and Change in Accounting Principle	Net Income
As reported	$3,409	$3,401	$3,995	$11,546
Amortization, net of tax	864	864	1,727	1,727

Adjusted	$4,273	$4,265	$5,722	$13,273

Per common share, as adjusted:
Basic	$.48	$.48	$.65	$1.50

Diluted	$.48	$.48	$.64	$1.49

Also in connection with the adoption of SFAS 142, the Company obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.94 per diluted share. The write-down was primarily related to the Company’s SUNSOURCE product line, which experienced a decline in sales volume as compared to its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the six months ended May 31, 2002.

4.
The Company incurs significant expenditures on television, radio and print advertising to support its nationally branded over-the-counter (“OTC”) health care products. Customers purchase products from the Company with the understanding that the brands will be supported by the Company’s extensive media advertising. This advertising supports the retailers’ sales effort and maintains the important brand franchise with the consuming public. Accordingly, the Company considers its advertising program to be clearly implicit in its sales arrangements with its customers. Therefore, the Company believes it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

5.	Inventories consisted of the following at May 31, 2002 and November 30, 2001:

	2002	2001
Raw materials and work in process	$7,272	$8,108
Finished goods	9,897	8,191
Excess of current cost over LIFO values	(2,039)	(2,039)

Total inventories	$15,130	$14,260

6.	Accrued liabilities consisted of the following at May 31, 2002 and November 30, 2001:

	2002	2001
Interest	$3,455	$3,070
Salaries, wages and commissions	3,017	3,462
Product advertising and promotion	15,031	3,654
Product acquisitions and divestitures	2,826	2,205
Other	4,124	2,747

Total accrued liabilities	$28,453	$15,138

7.	Comprehensive income (loss) consisted of the following components for the three and six months ended May 31, 2002 and 2001, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2002	2001	2002	2001
Net income (loss)	$5,635	$3,401	$(870)	$11,546
Other—foreign currency translation adjustment	245	(129)	51	(41)

Total	$5,880	$3,272	$(819)	$11,505

8.
In fiscal 1999 and 2000 the Company’s board of directors authorized repurchases of the Company’s common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,107,000 shares at a cost of $14,205 have been reacquired through May 31, 2002, leaving $5,795 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued and under the terms of the Credit Facility. The repurchased shares were retired and returned to unissued. In the first six months of fiscal 2002, 44,000 shares were repurchased at a cost of $630.

9.
On January 17, 2001 the Company completed a consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban® sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001.

10.
On January 22, 2002 Kmart Corporation (“Kmart”), a customer of the Company representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Kmart owed the Company approximately $1,200. This bankruptcy filing did not impact the Company’s results of operations and financial position for fiscal 2001. In the first quarter of fiscal 2002 the Company established a reserve of $1,000 to cover its estimated bad debt related to Kmart. In the second quarter of fiscal 2002 the Company sold its receivable from Kmart to a financial institution for $367.

11.	COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

The Company has been named as a defendant in a lawsuit brought by the Center for Environment Health (“CEH”) contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit contends that the purported failure to comply with Proposition 65 requirements also constitutes a violation of the California Business & Professions Code Section 1700 et seq. Violations of either Proposition 65 or Business and Professions Code 1700 et seq. render a defendant liable for civil penalties of up to $2.5 per day per violation.

The Company has also been named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON et al. v. BRISTOL-MYERS SQUIBB CO., et al., Case No. 308872. This is a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleges that the Company violated Proposition 65 by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit does not assert claims directly under Proposition 65, but asserts that the alleged failure to comply with Proposition 65 gives rise to claims under California’s Business and Professions Code Section 17200 et seq., 17500 et seq., and the Civil Code Section 1750 et seq. The lawsuit seeks injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

The plaintiffs in the two separate actions have filed a consolidated amended complaint that includes a claim based upon the allegation that zinc oxide allegedly also contains cadmium. A tentative settlement has been reached for these two cases, but the settlement has not been finalized. The amount of the tentative settlement is not material to the Company’s results of operations.

The Company has been named as a defendant in approximately 150 lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine (“PPA”), which was the active ingredient in most of the Company’s Dexatrim products until November 2000. The Company anticipates that additional lawsuits will be filed in which similar or other allegations are made. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages. Approximately half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to the Company’s acquisition of Dexatrim in December 1998. The Company is being defended and indemnified from liability by The DELACO Company, Inc., successor to Thompson Medical Company, Inc. (“Thompson Medical”) from which the Company acquired Dexatrim in December 1998. The Company understands that The DELACO Company, Inc. maintains product liability insurance coverage for products manufactured and sold prior to the sale of Dexatrim to the Company, but otherwise has only nominal assets. Accordingly, it is unlikely that The DELACO Company, Inc. will be able to indemnify the Company in excess of their insurance coverage. The Company maintains $102 million of product liability insurance coverage for injuries related to Dexatrim with PPA occurring after the Company’s acquisition of Dexatrim in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. There can be no assurance that the insurance maintained by The DELACO Company, Inc. will be sufficient to cover claims related to products manufactured or sold prior to the Company’s acquisition of Dexatrim or that ultimately the Company will not be held liable for these claims.

The Company intends to vigorously defend these claims. At this stage of the proceedings, it is not possible to determine the outcome of these matters or the effect of their resolution on the Company’s financial position or operating results. Management believes that the Company’s defenses will have merit; however, there can be no assurance that the Company will be successful in its defense or that these lawsuits will not have a material adverse effect on the Company’s results of operations for some period or on the Company’s financial position.

Other claims, suits and complaints arise in the ordinary course of the Company’s business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such pending matters are without merit or are of such kind or involve such amounts as would not have a material adverse effect on the consolidated operating results or financial position of the Company if disposed of unfavorably.

REGULATORY

In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) (“CHPA”) initiated a large-scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA which, until November 2000, was the active ingredient in certain of the Dexatrim products (the “Yale Study”). PPA is also used in other over-the-counter medications, which were also part of the Yale Study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration (“FDA”). The investigators concluded that the results of the Yale Study suggest that PPA increases the risks of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of the study. The CHPA has questioned the execution of the Yale Study and disagreed with its conclusions.

On October 19, 2000 a Nonprescription Drugs Advisory Committee (“NDAC”), commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing Dexatrim with PPA, the Company announced on November 7, 2000 its decision to immediately cease shipping Dexatrim with PPA and to accept product returns from any retailers who decide to discontinue marketing Dexatrim with PPA.

Certain countries, states and localities have enacted, or are considering enacting, restrictions on the sale of products that contain synthetic ephedrine or naturally-occurring sources of ephedrine. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. In such countries, states or localities these restrictions could adversely affect the sale of Dexatrim Natural, which contains naturally occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions, the perceived safety concerns related to ephedrine and the possibility of further regulatory action, increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in Dexatrim Natural will be filed against the Company. In late 2000 the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review is assumed to be retrospective in nature and will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in early Fall of 2002. On September 5, 2001 The Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of May 31, 2002 the FDA had taken no action with regard to this petition. If the FDA concludes that ephedrine should not be used in dietary supplements, the Company will be required to reformulate the product.

The Company was notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical, the previous owner of Sportscreme and Aspercreme, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA’s yet-to-be finalized monograph for external analgesics. The Company has met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, the Company may revise and resubmit the protocol. After final comments from the FDA, the Company expects that it will take one or two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. This submission would likely require the Company to provide clinical data, which would be expensive. The Company is working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. The Company is also reviewing the option of marketing Sportscreme and Aspercreme as homeopathic products. If 10% trolamine salicylate is not included in the final monograph, the Company would likely be required to discontinue these products and remove them from the market after expiration of an anticipated grace period.

12.	Certain prior year amounts have been reclassified to conform to the current period’s presentation.

13.	The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

14.
On March 28, 2002 the Company completed the acquisition of Selsun Blue, a leading medicated dandruff shampoo, from Abbott Laboratories (“Abbott”) for $75,000, plus inventories of $1,380 and assumed liabilities of $1,047. This acquisition includes worldwide rights (except India) to manufacture, sell and market Selsun Blue plus related intellectual property and certain manufacturing equipment. The purchase price of $77,427 was allocated $1,518 to inventory, $1,000 to property, plant and equipment, $73,659 to the trademark which was assigned an indefinite life and $1,250 to other purchased product rights which were assigned useful lives of 5 years. This is a preliminary allocation which will be revised upon completion of appraisals of the assets. Abbott will continue to manufacture the product for the Company until June 2003 domestically and until March 2004 internationally. The Company will also rely on Abbott to market, sell and distribute Selsun Blue products in most foreign countries until the Company satisfies various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. The Company will pay Abbott a fee of ten percent over standard manufacturing costs until the Company assumes manufacturing or enters into third party agreements, except as discussed below. During the marketing transition period, Abbott will pay the Company a royalty equal to 28% of international sales of Selsun Blue, and Abbott will pay all costs and expenses related to the manufacture, marketing and sales of Selsun Blue in these countries. The following table summarizes the Company’s estimate of how the results for Selsun Blue international for the periods ended May 31, 2002 would have been presented had the transition period been finalized on the date of acquisition:

ESTIMATED SELECTED SELSUN BLUE INTERNATIONAL DATA (unaudited)

NET SALES	$3,307

COSTS AND EXPENSES:
Cost of sales	1,281
Advertising and promotion	489
Selling, general and administrative	611

Total costs and expenses	2,381

INCOME FROM OPERATIONS	$926

The following unaudited consolidated pro forma information assumes the acquisition of Selsun Blue had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS—(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2002	2001	2002	2001
Total revenue	$61,902	$62,413	$117,817	$114,474
Income before extraordinary gain and change in accounting principle	5,621	4,417	8,323	6,702
Net income (loss)	5,621	4,409	(554)	14,253
Earnings (loss) per share—basic:
Income before extraordinary gain and change in accounting principle	.61	.50	.91	.76
Net income (loss)	.61	.50	(.06)	1.61
Earnings (loss) per share—diluted:
Income before extraordinary gain and change in accounting principle	.58	.50	.88	.75
Net income (loss)	.58	.49	(.06)	1.60

The pro forma consolidated results of operations include adjustments to give effect to interest expense on debt to finance the acquisition, depreciation expense on adjusted property, plant and equipment values, amortization of certain intangible assets, increased manufacturing costs of 10% over standard historical costs and decrease in interest income on cash used in the acquisition, together with related income tax effects. The pro forma information is for comparative purposes only and does not purport to be indicative of the results that would have occurred had the acquisition and borrowings occurred at the beginning of the periods presented, or indicative of the results that may occur in the future.

15.
On March 28, 2002 the Company obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the “Credit Facility”). The Credit Facility includes a $15,000 revolving credit line and a $45,000 term loan. The Credit Facility together with the Company’s available cash was used to finance the acquisition of Selsun Blue and will be used to provide working capital and for general corporate purposes. The $45,000 term loan, which requires principal payments to be made quarterly, and any outstanding loans under the revolving credit line mature on March 28, 2007. During May 2002 the Company prepaid $6.5 million of the principal balance of the term loan reducing the remaining balance to $38.5 million. The Credit Facility is secured by the stock of the Company’s domestic subsidiaries and all present and future assets of the Company, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by the Company that are customary in credit agreements and security instruments relating to financings of this type.

16.
On June 17, 2002 the Company announced that it was commencing a public offering of 1,800,000 shares of its common stock through an underwriting group led by Banc of America Securities LLC. On June 28, 2002 the Company announced it is postponing, due to adverse market conditions, the public offering of 1,800,000 shares referred to above.

17.
The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”) and SunDex, Inc. (“SunDex”), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several.

Ban® is a registered trademark of Kao Corporation.

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

MAY 31, 2002
(Unaudited and in thousands)

	CHATTEM	SIGNAL	SUNDEX	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR. (CR.)	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,098	$10	$—	$2,671	$—	$17,779
Accounts receivable, less allowance for doubtful accounts of $732	26,978	—	—	3,787	—	30,765
Refundable and deferred income taxes	7,243	—	—	—	—	7,243
Inventories	9,970	—	2,365	2,795	—	15,130
Prepaid expenses and other current assets	2,388	—	—	115	—	2,503

Total current assets	61,677	10	2,365	9,368	—	73,420

PROPERTY, PLANT AND EQUIPMENT, NET	25,706	—	775	353	—	26,834

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	1,600	181,916	62,290	—	—	245,806
Debt issuance costs, net	8,176	—	—	—	—	8,176
Investment in subsidiaries	71,345	—	—	—	(71,345)	—
Other	2,178	—	—	37	—	2,215

Total other noncurrent assets	83,299	181,916	62,290	37	(71,345)	256,197

TOTAL ASSETS	$170,682	$181,926	$65,430	$9,758	$(71,345)	$356,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$6,750	$—	$—	$—	$—	$6,750
Accounts payable	8,582	—	—	537	—	9,119
Accrued liabilities	27,661	—	—	792	—	28,453

Total current liabilities	42,993	—	—	1,329	—	44,322

LONG-TERM DEBT, less current maturities	236,474	—	—	—	—	236,474

DEFERRED INCOME TAXES	4,174	9,410	—	(102)	—	13,482

OTHER NONCURRENT LIABILITIES	1,796	—	—	—	—	1,796

INTERCOMPANY ACCOUNTS	(180,583)	182,876	(480)	(1,813)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 9,470	1,972	2	63,065	8,278	71,345	1,972
Paid-in surplus	74,309	—	—	—	—	74,309
Retained earnings (deficit)	(8,339)	(10,362)	2,845	3,866	—	(11,990)

Total	67,942	(10,360)	65,910	12,144	71,345	64,291
Unamortized value of restricted common shares issued	(734)	—	—	—	—	(734)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(380)	—	—	(1,800)	—	(2,180)
Minimum pension liability adjustment, net	(1,000)	—	—	—	—	(1,000)

Total shareholders’ equity (deficit)	65,828	(10,360)	65,910	10,344	71,345	60,377

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,682	$181,926	$65,430	$9,758	$71,345	$356,451

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2001
(Unaudited and in thousands)

	CHATTEM	SIGNAL	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR. (CR.)	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,648	$10,003	$4,794	$—	$35,445
Accounts receivable, less allowance for doubtful accounts of $500	17,690	—	3,170	—	20,860
Refundable and deferred income taxes	4,545	—	101	—	4,646
Inventories	12,409	—	1,851	—	14,260
Prepaid expenses and other current assets	2,517	—	150	—	2,667

Total current assets	57,809	10,003	10,066	—	77,878

PROPERTY, PLANT AND EQUIPMENT, NET	25,879	—	396	—	26,275

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,987	181,386	—	—	185,373
Debt issuance costs, net	7,665	—	—	—	7,665
Investment in subsidiaries	8,280	—	—	(8,280)	—
Other	2,436	—	46	—	2,482

Total other noncurrent assets	22,368	181,386	46	(8,280)	195,520

TOTAL ASSETS	$106,056	$191,389	$10,508	$(8,280)	$299,673

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,523	$—	$487	$—	$9,010
Payable to bank	151	—	—	—	151
Accrued liabilities	13,851	—	1,287	—	15,138

Total current liabilities	22,525	—	1,774	—	24,299

LONG-TERM DEBT	204,740	—	—	—	204,740

DEFERRED INCOME TAXES	1,401	14,850	—	—	16,251

OTHER NONCURRENT LIABILITIES	1,765	—	—	—	1,765

INTERCOMPANY ACCOUNTS	(178,860)	179,833	(973)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 8,973	1,868	2	8,278	8,280	1,868
Paid-in surplus	65,960	—	—	—	65,960
Retained earnings (deficit)	(10,994)	(3,296)	3,170	—	(11,120)

Total	56,834	(3,294)	11,448	8,280	56,708
Unamortized value of restricted common shares issued	(859)	—	—	—	(859)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(490)	—	(1,741)	—	(2,231)
Minimum pension liability adjustment, net	(1,000)	—	—	—	(1,000)

Total shareholders’ equity (deficit)	54,485	(3,294)	9,707	8,280	52,618

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$106,056	$191,389	$10,508	$8,280	$299,673

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2002
(Unaudited and in thousands)

	CHATTEM	SIGNAL	SUNDEX	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR.(CR.)	CONSOLIDATED
TOTAL REVENUES	$91,585	$—	$8,998	$6,503	$—	$107,086

COSTS AND EXPENSES:
Cost of sales	26,307	—	2,336	2,504	—	31,147
Advertising and promotion	31,327	—	795	1,847	—	33,969
Selling, general and administrative	17,943	5	—	1,128	—	19,076

Total costs and expenses	75,577	5	3,131	5,479	—	84,192

INCOME (LOSS) FROM OPERATIONS	16,008	(5)	5,867	1,024	—	22,894

OTHER INCOME (EXPENSE):
Interest expense	(10,144)	—	—	—	—	(10,144)
Investment and other income, net	70	66	—	28	—	164
Royalties	(5,123)	5,713	(458)	(132)	—	—
Corporate allocations	870	—	(820)	(50)	—	—

Total other income (expense)	(14,327)	5,779	(1,278)	(154)	—	(9,980)

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	1,681	5,774	4,589	870	—	12,914

PROVISION FOR INCOME TAXES	915	1,963	1,744	285	—	4,907

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	766	3,811	2,845	585	—	8,007

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT	—	(8,877)	—	—	—	(8,877)

NET INCOME (LOSS)	$766	$(5,066)	$2,845	$585	$—	$(870)

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2001
(Unaudited and in thousands)

	CHATTEM	SIGNAL	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR. (CR.)	CONSOLIDATED
TOTAL REVENUES	$88,718	$—	$6,049	$—	$94,767

COSTS AND EXPENSES:
Cost of sales	25,525	—	2,365	—	27,890
Advertising and promotion	29,734	2,786	1,585	—	34,105
Selling, general and administrative	14,824	14	1,047	—	15,885

Total costs and expenses	70,083	2,800	4,997	—	77,880

INCOME (LOSS) FROM OPERATIONS	18,635	(2,800)	1,052	—	16,887

OTHER INCOME (EXPENSE):
Interest expense	(12,065)	—	—	—	(12,065)
Investment and other income, net	172	1,422	27	—	1,621
Royalties	(4,685)	4,814	(129)	—	—
Premium revenue	(40)	—	40	—	—
Corporate allocations	16	—	(16)	—	—

Total other income (expense)	(16,602)	6,236	(78)	—	(10,444)

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY GAIN	2,033	3,436	974	—	6,443

PROVISION FOR INCOME TAXES	1,012	1,168	268	—	2,448

INCOME BEFORE EXTRAORDINARY GAIN	1,021	2,268	706	—	3,995

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF INCOME TAXES	7,551	—	—	—	7,551

NET INCOME	$8,572	$2,268	$706	$—	$11,546

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2002
(Unaudited and in thousands)

	CHATTEM	SIGNAL	SUNDEX	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR. (CR.)		CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$766	$(5,066)	$2,845	$585	$		$(870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,540	—	—	61		—	2,601
Deferred income tax provision	2,003	—	—	—		—	2,003
Provision for income taxes	(3,707)	1,963	1,744	—		—	—
Cumulative effect of change in accounting principle, net	—	8,877	—	—		—	8,877
Stock option charge	175	—	—	—		—	175
Other, net	4	—	—	—		—	4
Changes in operating assets and liabilities:
Accounts receivable	(9,314)	—	—	(591)		—	(9,905)
Refundable income taxes	1,031	—	—	—		—	1,031
Inventories	42	—	—	(912)		—	(870)
Prepaid expenses and other current assets	128	—	—	36		—	164
Accounts payable and accrued liabilities	13,878	—	—	(454)		—	13,424

Net cash provided by (used in) operating activities	7,546	5,774	4,589	(1,275)		—	16,634

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,029)	—	—	(19)		—	(2,048)
Purchase of trademarks and other product rights	(1,187)	(73,660)	—	—		—	(74,847)
Decrease in other assets, net	25	—	—	9		—	34

Net cash used in investing activities	(3,191)	(73,660)	—	(10)		—	(76,861)

FINANCING ACTIVITIES:
Payments on long-term debt	(6,500)	—	—	—		—	(6,500)
Proceeds from long-term debt	45,000	—	—	—		—	45,000
Proceeds from exercise of stock options	5,918	—	—	—		—	5,918
Repurchase of common shares	(630)	—	—	—		—	(630)
Change in payable to bank	(151)	—	—	—		—	(151)
Increase in debt issuance costs	(1,099)	—	—	—		—	(1,099)
Changes in intercompany accounts	(54,488)	59,893	(4,589)	(816)		—	—
Dividends paid	2,000	(2,000)	—	—		—	—

Net cash provided by (used in) financing activities	(9,950)	57,893	(4,589)	(816)		—	42,538

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	45	—	—	(22)		—	23

CASH AND CASH EQUIVALENTS:
Decrease for the period	(5,550)	(9,993)	—	(2,123)		—	(17,666)
At beginning of period	20,648	10,003	—	4,794		—	35,445

At end of period	$15,098	$10	$—	$2,671	$		$17,779

Note 17

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2001
(Unaudited and in thousands)

	CHATTEM	SIGNAL	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS DR. (CR.)	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$8,572	$2,268	$706	$—	$11,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,219	2,786	33	—	5,038
Gain on product divestiture	—	(79)	—	—	(79)
Income tax provision	(1,168)	1,168	—	—	—
Extraordinary gain on early extinguishment of debt, net	(7,551)	—	—	—	(7,551)
Stock option charge	263	—	—	—	263
Other, net	117	—	—	—	117
Changes in operating assets and liabilities, net of product divestitures:
Accounts receivable	5,276	—	(51)	—	5,225
Refundable and deferred income taxes	600	—	—	—	600
Inventories	459	—	212	—	671
Prepaid expenses and other current assets	(1,046)	—	(56)	—	(1,102)
Accounts payable and accrued liabilities	(13,512)	—	(463)	—	(13,975)

Net cash provided by (used in) operating activities	(5,771)	6,143	381	—	753

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(894)	—	(8)	—	(902)
Additions to trademarks and other product rights	—	(203)	—	—	(203)
Proceeds from product divestiture	1,179	—	—	—	1,179
Decrease in other assets, net	438	—	—	—	438

Net cash provided by (used in) investing activities	723	(203)	(8)	—	512

FINANCING ACTIVITIES:
Repayment of long-term debt	(61,644)	—	—	—	(61,644)
Payment of consent fees and other costs related to repayment of long-term debt	(4,000)	—	—	—	(4,000)
Proceeds from exercise of stock options	14	—	—	—	14
Change in payable to bank	802	—	—	—	802
Changes in intercompany accounts	71,610	(71,878)	268	—	—
Dividends paid	2,000	(2,000)	—	—	—

Net cash provided by (used in) financing activities	8,782	(73,878)	268	—	(64,828)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	—	(9)	—	(12)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	3,731	(67,938)	632	—	(63,575)
At beginning of period	5,515	95,747	1,272		102,534

At end of period	$9,246	$27,809	$1,904	$—	$38,959

18.	The following table presents the computation of earnings (loss) per share of the Company for the three and six months ended May 31, 2002 and 2001, respectively:

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,
	2002	2001	2002	2001
	(unaudited and in thousands)
NET INCOME (LOSS):
Income before extraordinary gain (loss) and change in accounting principle	$5,635	$3,409	$8,007	$3,995
Extraordinary gain (loss)	—	(8)	—	7,551
Change in accounting principle	—	—	(8,877)	—

Net income (loss)	$5,635	$3,401	$(870)	$11,546

NUMBER OF COMMON SHARES:
Weighted average outstanding	9,249	8,869	9,108	8,868
Issued upon assumed exercise of outstanding stock options	371	42	312	29
Effect of issuance of restricted common stock	45	—	40	—

Weighted average and potential dilutive outstanding	9,665	8,911	9,460	8,897

NET INCOME ( LOSS) PER COMMON SHARE:
Basic:
Income before extraordinary gain and change in accounting principle	$.61	$.38	$.88	$.45
Extraordinary gain	—	—	—	.85
Change in accounting principle	—	—	(.98)	—

Total basic	$.61	$.38	$(.10)	$1.30

Diluted:
Income before extraordinary gain and change in accounting principle	$.58	$.38	$.85	$.45
Extraordinary gain	—	—	—	.85
Change in accounting principle	—	—	(.94)	—

Total diluted	$.58	$.38	$(.09)	$1.30

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter healthcare products, toiletries and dietary supplements, including such categories as topical analgesics, skin care products, appetite suppressants and medicated dandruff shampoos. Our portfolio of products includes well-recognized brands, such as Icy Hot, Aspercreme and Flexall topical analgesics; Gold Bond medicated skin care powder, cream, lotion and spray products; pHisoderm medicated acne treatment products and skin cleansers; Dexatrim appetite suppressants; and Selsun Blue medicated dandruff shampoos. Our products target niche markets that are often outside the core product areas of large companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories.

We have grown by actively acquiring new brands and expanding our existing brands. Our strategy to achieve future growth is to acquire new brands, generate profitable internal growth and expand our international business.

On March 28, 2002, we acquired the Selsun Blue line of medicated dandruff shampoos from Abbott Laboratories for $75.0 million in cash, plus $1.4 million for inventories and assumed liabilities of $1.0 million, which we financed with a $45.0 million term loan under our senior credit facility and $31.4 million of cash. We acquired the worldwide rights (except in India) to manufacture, sell and market Selsun Blue plus related intellectual property and manufacturing equipment. In 2001 Selsun Blue recorded approximately $40.7 million in sales and product contribution of $13.5 million.

Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, will initially manufacture Selsun Blue for us domestically until June 2003, or such earlier date as we move production to our Chattanooga, Tennessee facilities, which we expect to do by the second quarter of 2003. Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, will manufacture Selsun Blue for us internationally until March 2004 or such earlier date as we enter our own agreements with foreign contract manufacturers. We will generally pay Abbott Laboratories 10% over standard manufacturing costs until we assume manufacturing or enter into our own third party agreements, except as discussed below. We will also rely on Abbott Laboratories to market, sell and distribute Selsun Blue products for us in most foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories will pay us a royalty equal to 28% of international net sales in these countries. Abbott Laboratories will pay all costs and expenses related to the manufacture, marketing and sales of Selsun Blue in these foreign countries. As we take over responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and we will record these international sales directly, as well as the costs and expenses associated with these sales. We expect to complete the transition for most key markets by the end of 2002 and for all other relevant foreign countries by March 2004. Total revenues for the three and six months ended March 31, 2001 reflected our net sales, and total revenues for the three and six months ended March 31, 2002 reflected both our net sales and royalty income from international sales of Selsun Blue.

In fiscal 2001 our international sales were $16.5 million, or 8.3% of net sales. In 2001 Selsun Blue was sold in approximately 90 countries, with aggregate international sales of $20.1 million, or approximately 50% of its total net sales. Our plan is to expand Selsun Blue’s international presence both in existing markets and new markets such as China and Japan. We also intend to leverage Selsun Blue’s international marketing and distribution network to launch other brands in countries where they are not currently being sold.

Other key brand acquisitions include our acquisition of Dexatrim, a line of appetite suppressants, Aspercreme, Capzasin, Sportscreme and ArthritisHot, topical analgesics, in December 1998, and Gold Bond, the leading medicated body powder in the United States, in 1996. Product line extensions are a key element of our effort to generate profitable internal growth. In fiscal 1999 we introduced Mudd Self-Heating Skin Cleanser. In fiscal 2000 we introduced pHisoderm 4-Way Daily Acne Cleanser and pHisoderm Blemish Patch. During fiscal 2001 we introduced Dexatrim Natural Ephedrine Free, Icy Hot Patch, Bullfrog Fast Blast and Bullfrog Sensitive Skin as line extensions. During the first quarter of fiscal 2002 we introduced Dexatrim Results, Gold Bond Foot Spray, pHisoderm Acne Body Wash and pHisoderm Acne Facial Masque, and in the third quarter of fiscal 2002 we began shipping pHisoderm Clear Swab.

Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability.

We continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of these underperforming brands and redeploy the assets. For example, in September 2000 we sold the Ban product line of antiperspirants and deodorants for $160.0 million plus inventories and the assumption of certain liabilities, in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales. We used $52.2 million of the net proceeds from the sale of Ban to repay all of the outstanding indebtedness under our prior senior credit facility. In fiscal 2001 we sold Norwich aspirin for $1.1 million. In fiscal 1998 we sold the Cornsilk oil control makeup brand for $10.7 million, plus inventories and the assumption of certain liabilities. We recorded a loss on product divestitures in fiscal 2000 of $4.2 million related to the sale of Ban and $.8 million in connection with the sale of Norwich aspirin.

In November 2000 we voluntarily withdrew our Dexatrim products containing PPA from the market. As a result of the withdrawal, we recorded $8.4 million of charges, including a reserve of $5.6 million for estimated product returns and a write down of $2.8 million for inventories. In fiscal 2000, sales of Dexatrim containing PPA constituted approximately $18.0 million of the total Dexatrim brand sales of $ 29.0 million. Despite the absence of sales of Dexatrim containing PPA in fiscal 2001 total Dexatrim sales in fiscal 2001 were $ 27.6 million, as a result of the growth of Dexatrim Natural sales from $10.9 million in fiscal 2000 to $ 27.5 million in fiscal 2001.

We currently offer two versions of Dexatrim: Dexatrim Natural and Dexatrim Results, both of which are available in regular and ephedrine-free formulas. Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we are currently developing alternative formulations for Dexatrim Natural and Dexatrim Results to exclude ephedrine. We currently plan to discontinue the marketing of Dexatrim products containing ephedrine by August of this year, which may result in charges and/or reserves against sales during fiscal 2002 and the following fiscal year.

On January 12, 2002 Kmart Corporation, a customer of ours representing approximately 5% of our fiscal 2001 consolidated net sales, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing Kmart Corporation owed us approximately $1.2 million. In the first quarter of 2002 we increased our allowance for doubtful accounts by $1.0 million for this potential loss. This bankruptcy filing did not impact the results of operations and financial position for fiscal 2001. In the second quarter of 2002 we sold the outstanding amounts of accounts receivable related to Kmart Corporation to Bank of America, N.A. for $.4 million. We continue to sell to Kmart Corporation at decreased volume levels and as of May 31, 2002 our receivables from Kmart Corporation were approximately $1.0 million.

The Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, finalized EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” and EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” in November 2000 and July 2001, respectively. EITF Issue No. 00-14 requires us to classify the reduction in or refund of the selling price of a product resulting from any cash sales incentives as a reduction of revenue. We adopted EITF Issue No. 00-14 beginning in the first quarter of fiscal 2002. In prior periods, we recognized all sales incentives as an advertising and promotion expense. This pronouncement has the effect of reducing net sales and advertising and promotion expense in comparison to prior years. Under the provisions of EITF Issue No. 00-25, we are required to reclassify certain marketing and selling expenses, previously classified under advertising and promotion expenses and selling expenses, respectively, as reductions of net sales. We adopted EITF Issue No. 00-25 beginning in the first quarter of fiscal 2002. Income statement information for the three and six months ended May 31, 2001 has been restated to reflect the effect these pronouncements would have had if adopted for that period. The amounts of these advertising, promotion and selling expenses for the three and six months ended May 31, 2001 were $4.2 million and $9.2 million, respectively.

Results of Operations

The following table sets forth, for income before extraordinary gain (loss) and change in accounting principle and for the periods indicated certain items from our consolidated statements of income expressed as a percentage of total revenues (consisting of net sales plus, for periods in fiscal 2002, royalties from international sales of Selsun Blue):

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,
	2002(1)	2001(1)	2002(1)	2001(1)
TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	28.4	29.5	29.1	29.4
Advertising and promotion	30.8	34.0	31.7	36.0
Selling, general and administrative	16.3	16.4	17.8	16.8

Total costs and expenses	75.5	79.9	78.6	82.2

INCOME FROM OPERATIONS	24.5	20.1	21.4	17.8

OTHER INCOME (EXPENSE):
Interest expense	(9.1)	(10.6)	(9.5)	(12.7)
Investment and other income, net	.1	1.0	.2	1.7

Total other income (expense)	(9.0)	(9.6)	(9.3)	(11.0)

INCOME BEFORE INCOME TAXES	15.5	10.5	12.1	6.8
PROVISION FOR INCOME TAXES	5.9	4.0	4.6	2.6

INCOME BEFORE EXTRAORDINARY GAIN (LOSS) AND CHANGE IN ACCOUNTING PRINCIPLE	9.6%	6.5%	7.5%	4.2%

(1)
Amounts for the three and six months ended May 31, 2002 reflect the effect of the adoption of EITF Issues Nos. 00-14 and 00-25 and amounts for the three and six months ended May 31, 2001 have been restated to reflect the effects these pronouncements would have had if adopted during those periods.

Critical Accounting Policies

The selection and application of accounting principles and methods impact our financial results. Our most critical accounting policies are described below.

Impairment Testing of Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No.142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. SFAS No.142 requires this testing to be performed at least annually. These impairment tests are impacted by judgments as to future cash flows and brand performance. For a further discussion of SFAS No. 142, see Note 3 of Notes to Consolidated Financial Statements

Product Return Reserves

Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons. Examples include product damaged in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as a reserve against sales. We generally base this reserve on our historical returns experience and sales volume. Significant judgment is required when estimating the reserves for product returns.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

Comparison of Three Months Ended May 31, 2002 and 2001

Our total revenues, comprised of net sales and royalty income from the international sales of Selsun Blue, in the second quarter of fiscal 2002 increased $6.4 million, or 12.1%, to $58.7 million from $52.3 million in the second quarter of fiscal 2001. Domestic sales increased $5.2 million, or 10.8%, to $53.4 million from $48.2 million. International sales, including royalties received from the Selsun Blue international sales, increased $1.1 million, or 28.1% to $5.2 million, from $4.1 million in the second quarter of fiscal 2001. For purposes of this comparison, the prior year amounts have been restated to reflect the impact of EITF Issue No. 00-14 and Issue No. 00-25.

For our domestic products, second quarter fiscal 2002 sales increases were recognized for the topical analgesic product group, which includes Icy Hot, Aspercreme, Flexall, Sportscreme, Capzasin and ArthritisHot. The Dexatrim, Garlique and pHisoderm brands also recognized sales increases. Gold Bond experienced a marginal decrease in sales, with Gold Bond Medicated Lotion and the newly introduced Gold Bond Foot Spray showing sales gains, which were offset primarily by a decline in sales of Gold Bond Medicated Powder and Cream as a result of unfavorable weather conditions. Sunsource recognized a sales increase led by Garlique. Sales declines were recorded for Pamprin and Premsyn PMS brands. Sales of our other products remained mostly unchanged.

The increased sales for our topical analgesic product group were led by sales increases of 57% for Icy Hot and 8.3% for Capzasin, which benefited from an 11.3% increase in advertising and promotion expenditures for the entire product line. Icy Hot sales benefited from the introduction of the Icy Hot Patch which shipped beginning in the second quarter of fiscal 2001. The increase in sales of Dexatrim and pHisoderm was primarily the result of the introduction of line extensions in the first quarter of fiscal 2002, specifically Dexatrim Results, pHisoderm Acne Body Wash and pHisoderm Acne Facial Masque. Garlique sales benefited from additional advertising and promotion support. The decline in Pamprin sales was primarily due to reduced advertising and promotion expenditures and intense competition in the menstrual products category. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

For our international products for the three months ended May 31, 2002, we realized sales increases of $.2 million, or 9.7%, and $.2 million, or 62.2%, for the United Kingdom and United States export operations, respectively, while Canadian sales declined $.1 million, or 7.8%. The increase in sales of the United Kingdom operation was largely associated with increased sales of the Icy Hot, Mudd and Aspercreme product lines. The decrease in Canadian sales was primarily due to slight decline in volume of unit sales for particular brands, including Sun-In, Gold Bond Medicated Lotion and pHisoderm. The increase in sales of the United States export business was primarily related to the Icy Hot and Gold Bond product lines.

Cost of sales as a percentage of total revenues decreased to 28.4% from 29.5% in the corresponding fiscal 2001 period. This decrease was primarily the result of a favorable change in product mix to higher gross margin product lines in the current period.

Our advertising and promotion expenses increased $.3 million, or 1.9%, for the three months ended May 31, 2002 and were 30.8% of total revenue compared to 34.0% in the corresponding fiscal 2001 period. The decrease as a percentage of sales was primarily due to the discontinuation of the amortization of intangible assets with indefinite lives and the inclusion of royalty income in the fiscal 2002 period. An increase in the dollar amount of advertising and promotion expense related primarily to an increase in advertising and promotional spending partially offset by our discontinuance of amortization of trademarks. Increases in these expenditures related primarily to Icy Hot, Aspercreme, Dexatrim,Premsyn PMS, Benzodent and pHisoderm, offset by declines in advertising and promotion expenses for the Pamprin, BullFrog and certain Sunsource product lines.

Domestic net sales of Selsun Blue have been included in consolidated net sales since our acquisition of SelsunBlue on March 28, 2002. International results for Selsun Blue since March 28, 2002 have been reflected as royalty income.

The increase of $.9 million, or 10.7%, in selling, general and administrative expenses for the three months ended May 31, 2002 was largely associated with increased freight costs as a result of increased sales, increased product liability insurance expense and higher legal expenses. Our selling, general and administrative expenses were 16.3% of total revenues in the current period as compared to 16.4% in the same period last year. We anticipate that we will experience additional increases in insurance costs, despite reduced amounts and scope of coverage, as a result of product liability claims relating to Dexatrim with PPA and the concern that other claims relating to Dexatrim could be filed.

Interest expense decreased $.3 million, or 4.6%, reflecting the retirement in fiscal 2001 of $21.7 million of the remaining principal amount of our 12.75% notes, offset in part by additional interest expense incurred related to borrowings under the new credit facility associated with the acquisition of Selsun Blue. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our net sales.

Investment and other income for the three months ended May 31, 2002 decreased $.5 million, or 89.1%, largely as a result of a reduction in interest income due to the use of a major portion of the funds received from the sale of Ban in September 2000 to retire $99.6 million principal amount of our senior subordinated notes in fiscal 2001 and the use of $31.4 million of cash to purchase Selsun Blue on March 28, 2002.

Income before extraordinary gain and change in accounting principle increased $2.2 million in the second quarter of fiscal 2002 as compared to the same period last year. This increase was largely the result of an increase in total revenues.

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key standard used by us to measure operating performance, but may not be comparable to similarly titled measures reported by other companies. EBITDA is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. EBITDA increased 20.8% to $15.4 million in the second quarter of fiscal 2002 as compared to $12.7 million in the second quarter of fiscal 2001. EBITDA margin increased from 24.3% of total revenues in the second quarter of fiscal 2001 to 26.2% of total revenues in the second quarter of fiscal 2002.

Comparison of the Six Months ended May 31, 2002 and 2001

Our total revenues, comprised of net sales and royalty income from the international sales of Selsun Blue, in the six months ended May 31, 2002 increased $12.3 million, or 13.0%, to $107.1 million from $94.8 million in the first six months of 2001. Domestic sales increased $10.7 million, or 12.0%, to $98.8 million from $88.2 million. International sales, including royalties received from the Selsun Blue international sales, increased $1.7 million, or 25.2%, from $6.6 million in the first six months of fiscal 2001 to $8.3 million in the first six months of fiscal 2002. For purposes of this comparison, the prior year amounts have been restated to reflect the impact of EITF Issue No. 00-14 and Issue No. 00-25.

For our domestic products, for the six months ended May 31, 2002 sales increases were recognized for the topical analgesic product group, which includes Icy Hot, Aspercreme, Flexall, Sportscreme, Capzasin and Arthritis Hot. The Dexatrim, Garlique and pHisoderm brands also recognized sales increases. Gold Bond experienced a marginal decrease in sales, with the newly introduced Gold Bond Foot Spray showing sales gains, which were offset primarily by declines in sales of Gold Bond Medicated Lotion, Medicated Powder and Cream as a result of unfavorable weather conditions. Sunsource recognized a sales increase led by Garlique. Sales declines were recorded for our Pamprin, Premsyn PMS, Flexall, Sportscreme, BullFrog and Herpecin-L brands. Sales of our other products remained mostly unchanged.

The increased sales for our topical analgesic product group were led by sales increases of 74.3% for Icy Hot, 15.4% for Capzasin, 10.5% for Arthritis Hot and 9.0% for Aspercreme, which benefited from a 13.0% increase in advertising and promotion expenditures for the entire product line. Icy Hot sales benefited from the introduction of the Icy Hot Patch which shipped beginning in the second quarter of fiscal 2001. The increase in sales of Dexatrim and pHisoderm was primarily the result of the introduction of line extensions in the first quarter of fiscal 2002, specifically Dexatrim Results, pHisoderm Acne Body Wash and pHisoderm Acne Facial Masque. Garlique sales benefited from additional advertising and promotion support. The decline in Pamprin sales was primarily due to reduced advertising and promotion expenditures and intense competition in the menstrual products category. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

For our international products in the six months ended May 31, 2002, we realized sales increases of $.7 million, or 24.0%, and $.3 million, or 52.3%, for the United Kingdom and United States export operations, respectively, while Canadian sales declined $.2 million, or 6.6%. The increase in sales of the United Kingdom operation was largely associated with increased sales of the Icy Hot, Flexall, Mudd, Aspercreme and Gold Bond product lines. The decrease in Canadian sales was primarily due to slight declines in volume of unit sales of the particular brands, including Sun-In, Gold Bond Medicated Lotion and pHisoderm. The increase in sales of the United States export business was primarily related to the Icy Hot and Gold Bond product lines.

Cost of sales as a percentage of total revenues decreased slightly to 29.1% from 29.4% in the fiscal 2002 period due to a change in the mix of products sold.

Our advertising and promotion expenses decreased $.1 million, or .4%, for the six months ended May 31, 2002 and were 31.7% of total revenues compared to 36.0% in the corresponding fiscal 2001 period. The decrease as a percentage of sales was primarily due to the discontinuation of amortization of intangible assets with indefinite lives partially offset by an increase in advertising and promotional spending and the inclusion of royalty income in the fiscal 2002 period. Increases in these expenditures related primarily to Icy Hot, Aspercreme, Dexatrim and pHisoderm, offset by declines in advertising and promotion expenses were for the Pamprin, Premsyn PMS, Benzodent, BullFrog and certain Sunsource product lines.

Domestic net sales of Selsun Blue have been included in consolidated net sales since our acquisition of Selsun Blue on March 28, 2002. International results for Selsun Blue since March 28, 2002 have been reflected as royalty income.

The increase of $3.2 million, or 20.1%, in selling, general and administrative expenses in the first six months of fiscal 2002 was largely associated with increased freight costs as a result of increased sales, increased product liability insurance expense, higher legal expenses and the addition of $1.0 million to the bad debts provision related to the Kmart bankruptcy. Our selling, general and administrative expenses were 17.8% of total revenues in the current period as compared to 16.8% in the same period last year. We anticipate that we will experience additional increases in insurance costs, despite reduced amounts and scope of coverage, as a result of product liability claims relating to Dexatrim with PPA and the concern that other claims relating to Dexatrim could be filed.

Interest expense decreased $1.9 million, or 15.9%, reflecting primarily the retirement in fiscal 2001 of $99.6 million principal amount of our notes, offset in part by additional interest expense related to borrowings under the new credit facility associated with the acquisition of Selsun Blue.

Investment and other income for the six months ended May 31, 2002 decreased $1.5 million, or 89.9%, largely as a result of a reduction in interest income due to the use of a major portion of the funds received from the sale of Ban in September 2000 to retire $99.6 million principal amount of our senior subordinated notes in fiscal 2001 and the use of $31.4 million of cash to purchase Selsun Blue on March 28, 2002.

Income before extraordinary gain and change in accounting principle increased $4.0 million in the first six months of fiscal 2002 as compared to the same period last year. This increase was largely the result of an increase in total revenues.

A cumulative effect of a change in accounting principle of $8.9 million, net of income tax benefit, was recorded for the three months ended February 28, 2002 and the six months ended May 31, 2002. This charge, resulting from the write-off of a portion of the carrying value of indefinite lived intangible assets as required by SFAS No.142, primarily related to our Sunsource product line which has experienced a decline in sales volume as compared to levels at its initial purchase in 1997.

An extraordinary gain from the early extinguishment of debt of $7.6 million, net of income taxes, was realized in the first quarter and the first six months of fiscal 2001. This gain resulted from the retirement of a portion of our senior subordinated notes in January 2001.

EBITDA for the six months ended May 31, 2002 increased 17.0% to $24.9 million from $21.3 million for the six months ended May 31, 2001. EBITDA margin increased to 23.3% from 22.5% of total revenues for the six months ended May 31, 2002 as compared to the six months ended May 31, 2001.

Liquidity and Capital Resources

We have historically financed our operations and acquisitions with a combination of internally generated funds and borrowings. Our principal uses of cash are working capital, servicing and repayments of long-term debt, acquisitions, repurchases of our common stock and capital expenditures.

Net cash provided by operations was $16.6 million and $.8 million for the six months ended May 31, 2002 and 2001, respectively. The increase was primarily the result of increases in income before extraordinary gain on the early extinguishment of debt and change in accounting principle and accrued liabilities partially offset by an increase in accounts receivable.

Net cash used in investing activities was $76.9 million for the six months ended May 31, 2002 as compared to net cash provided by investing activities of $.5 million for the six months ended May 31, 2001. The increase in the use of cash for the six months ended May 31, 2002 was primarily due to the acquisition of Selsun Blue in the second quarter of fiscal 2002.

Cash provided by financing activities was $42.5 million for the six months ended May 31, 2002 as compared to net cash used in financing activities of $64.8 million in the six months ended May 31, 2001. The funds provided in the fiscal 2002 period were primarily from borrowings for the acquisition of Selsun Blue, while the funds used in the fiscal 2001 period were principally for retirement of $29.1 million of the 8.875% notes and $70.5 million of the 12.75% notes.

The following table presents certain working capital data at May 31, 2002 and at November 30, 2001 or for the three months and fiscal year then ended:

Item	May 31, 2002	November 30, 2001
Working capital (current assets less current liabilities)	$29,098	$53,579
Current ratio (current assets divided by current liabilities)	1.66	3.20
Quick ratio (cash and cash equivalents and accounts Receivable divided by current liabilities)	1.10	2.32
Average accounts receivable turnover	6.30	6.44
Average inventory turnover	3.78	3.58
Working capital as a percentage of total assets	8.16%	17.88%

The decrease in the current ratio, quick ratio and working capital at May 31, 2002 as compared to November 30, 2001 were primarily the result of the decrease in cash and cash equivalents resulting from cash used for the acquisition of Selsun Blue plus increases in accrued liabilities offset by increases in accounts receivable.

Days’ sales outstanding in accounts receivable were 44 at the end of the second quarter of fiscal 2002, as compared to 56 at the end of the second quarter of fiscal 2001. This decrease is due to improved accounts receivable collections. Days’ sales outstanding were up slightly from the fiscal 2001 year-end level of 42, reflecting our increased sale of seasonal products, which have longer payment terms.

On January 17, 2001 we completed the consent solicitation and tender offer pursuant to which we retired $70.5 million principal amount of our 8.875% notes and $7.4 million principal amount of our 12.75% notes. The consideration paid for the consent solicitation and tender offer was $64.9 million, which was provided by the proceeds of our divestiture of the Ban product line in fiscal 2000. See Note 4 of Notes to Consolidated Financial Statements for a description of the terms of our 8.875% notes. An extraordinary gain on the early extinguishment of debt of $7.6 million, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 we retired all of the remaining outstanding principal balance of $21.7 million of our 12.75% notes and accrued interest thereon. In connection with the retirement of our 12.75% notes, we recognized a loss on the early extinguishment of debt of $.6 million, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

Our total long-term debt outstanding at November 30, 2001 was $204.7 million. On March 28, 2002, we obtained a $60.0 million senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A. The credit facility includes a $15.0 million revolving credit line and $45.0 million of term loans. Borrowings of $45.0 million under the term loans of our credit facility together with cash of $31.4 million were used to finance the acquisition of Selsun Blue. We prepaid $6.5 million of principal on the term loans during the second quarter of 2002. For a description of our senior credit facility, see note 15 of our unaudited consolidated financial statements. The weighted average interest rate under our senior credit facility term loans on May 31, 2002 was 5.03%. As of May 31, 2002, there was $38.5 million outstanding under our senior credit facility. As of May 31, 2002

$15.0 million was available for borrowing under the revolving credit portion of our senior credit facility.

In fiscal 1999, our board of directors authorized repurchases of our common stock of up to $10.0 million in the aggregate. In April 2000, our board of directors authorized repurchases of up to an additional $10.0 million of our common stock. Under these authorizations, 172,500 shares at a cost of $3.9 million were repurchased in fiscal 1999 876,500 shares at a cost of $9.5 million were repurchased in fiscal 2000 and 14,000 shares at a cost of $0.2 million were repurchased in fiscal 2001. In February 2002, we repurchased, and returned to unissued, 44,000 shares for $0.6 million. As of May 31, 2002, the remaining amount authorized by our board of directors under our stock buyback plan was $5.8 million; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture for our 8.875% notes and our senior credit facility.

We believe that cash provided by operating activities, our cash and cash equivalents balance, the net proceeds that we receive from our currently pending offering of common stock after debt repayment and funds available under the revolver of our senior credit facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. Any acquisitions that we make in the future may require us to obtain additional financing.

Contractual Obligations

The following data summarizes our contractual obligations as of May 31, 2002. We had no commercial obligations at that date.

	Payments due by period
	Total	Within 1 year	2-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-term debt (1)	$204,538	$—	$—	$—	$204,538
Operating leases	2,467	297	625	375	1,170

Total contractual cash obligations	$207,005	$297	$625	$375	$205,708

(1)	Long-term debt consists of borrowings under our senior credit facility and our 8.875% notes.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in foreign exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with Statement of Financial Accounting Standards No.52, “Foreign Currency Translation.” For the years ended November 30, 2001 and 2000 these subsidiaries accounted for 7.5% and 6.7% of total revenues, respectively, and 3.5% and 2.0% of total assets, respectively. For the six months ended May 31, 2002 and 2001 these subsidiaries accounted for 6% and 7% of total revenues and 3% of total assets for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the United Kingdom or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between us and our two foreign subsidiaries. Following our acquisition of Selsun Blue, which is sold in approximately 90 foreign countries, and had $20.1 million of international sales in 2001, our international operations will expand significantly, which will increase our exposure to fluctuations in foreign exchange rates. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results, although with our acquisition of Selsun Blue we expect this impact to increase. Losses of $8,000 and $20,000 for the years ended November 30, 2001 and 2000, respectively, and $53,000 and $2,000 for the six months ended May 31, 2002 and 2001, respectively, resulted from foreign currency transactions. See “Foreign Currency Translation” of Note 2 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”, or SOP 98-5. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The initial adoption of SOP 98-5 was recorded as the cumulative effect of a change in accounting principle. This one-time charge, net of income tax benefit, was $.5 million, or $.06 per diluted share, in the first quarter of fiscal 2000.

In September 2000, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, reached a final consensus on EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. EITF Issue No. 00-10 was effective beginning in the fourth quarter of fiscal 2001 and addressed the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues were required to be reclassified to cost of sales. We currently classify shipping and handling costs as a selling expense. The amount of shipping and handling costs included in selling expense was $5.6 million in fiscal 2001, $7.6 million in fiscal 2000 and $6.8 million in fiscal 1999. These costs were $1.6 million and $1.5 million for the three months ended May 31, 2002 and 2001, respectively, and $3.2 million and $2.7 million for the first half of fiscal 2002 and 2001, respectively. The adoption of this pronouncement in fiscal 2001 did not have an impact on our results of operations or financial position.

In November 2000, the EITF finalized EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”. EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, rebates,” buy one get one free “promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF Issue No. 00-14 the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. In prior periods, we recognized all sales incentives as an advertising and promotion expense. Although this pronouncement has not had any impact on our operating income or financial position, the presentation prescribed has the effect of reducing net sales and advertising and promotion expense in comparison to prior years. We adopted EITF Issue No. 00-14 beginning in the first quarter of fiscal 2002. See Note 2 of our audited and unaudited financial statements for the impact of the adoption of this pronouncement.

In June 2001, the FASB issued SFAS No.142, “Goodwill and Other Intangible Assets”. The provisions of SFAS No. 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives resulting from acquired brands for accounting purposes and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets. The discontinuation of this amortization favorably affected net income in the second quarter of fiscal 2002 by $.9 million, net of income tax benefit, or $.09 per diluted share and favorably impacted the six months ended May 31, 2002 $.18 per diluted share. Also in connection with the adoption of SFAS No.142, we obtained independent appraisals to determine the fair value of the intangible assets at December 1, 2001 and compared their fair values with the carrying values to determine the write-down of $8.9 million, net of income tax benefit of $5.4 million, or $.94 per diluted share. The write-down was primarily related to our Sunsource product line which has experienced a decline in sales volume from the level at its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principal in the consolidated statement of income for the three months ended February 28, 2002 and the six months ended May 31, 2002.

In July 2001, the EITF finalized EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products”. Under the provisions of EITF Issue No. 00-25 we are required to reclassify certain marketing and selling expenses as reductions of net sales. Our operating income and financial position, therefore, will not be affected. We adopted EITF Issue No. 00-25 beginning in the first quarter of fiscal 2002. See Note 2 of Notes to Consolidated Financial Statements for the impact of the adoption of this pronouncement.

Forward Looking Statements

The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions regarding forward-looking statements include, but are not limited to, existing and possible future product liability claims relating to the prior existence of PPA in Dexatrim; the possible effect of the negative public perception resulting from product liability claims on sales of Dexatrim products with PPA; the lack of availability, limits of coverage and expense related to product liability insurance; the possibility of other product liability claims, including claims relating to the existence of ephedrine in Dexatrim Natural and Dexatrim Results; the impact of brand acquisitions and divestitures; the impact of gains or losses resulting from product acquisitions or divestitures; financings; extraordinary gains or losses resulting from debt repayments; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; the Company’s ability to integrate Selsun Blue into its own operations; the Company’s ability to sell and market Selsun Blue internationally where its has limited experience and infrastructure; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under credit agreements and indentures; government regulations; risks of loss of material customers; public perception regarding the Company’s products; dependence on third party manufacturers; environmental matters; and other risks described in the Company’s Securities and Exchange Commission filings.

PART II. OTHER INFORMATION

Item 3.    Legal Proceedings

See Note 11 of Notes to Consolidated Financial Statements included to Part 1, Item 1 of this Report.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 17, 2002 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Samuel E. Allen (8,006,014 votes for and 388,914 votes withheld), Philip H. Sanford (8,005,296 votes for and 389,632 votes withheld) and A. Alexander Taylor II (7,734,838 votes for and 660,090 votes withheld), The following directors’ terms of office continued after the annual meeting: Louis H. Barnett, Robert E. Bosworth, Richard E. Cheney, Scott L. Probasco, Jr. and Zan Guerry.

Effective May 7, 2002 Scott L. Probasco, Jr., a member of the Company’s board of directors since 1966, retired. Mr. Probasco’s seat will be filled by Bill W. Stacy, who will serve out the remaining two years of Mr. Probasco’s three-year term and stand for re-election at the 2004 annual shareholders’ meeting.

The shareholders also approved amendments to the Company’s 1998 and 2000 Non-Statutory Stock Options Plans to allow for the issuance of restricted stock in addition to stock options with 7,750,194 votes for the amendments, 549,842 voting against and 94,892 abstaining from voting.

Item 6.    Exhibits and Reports on Form 8-K

(b) The following Form 8-K reports and amendments thereto were filed with the Securities and Exchange Commission during the three months ended May 31, 2002:

Form 8-K, filed March 8, 2002, announcing the execution of an agreement to acquire Selsun Blue.

Form 8-K, filed April 10, 2002, relating to the acquisition of Selsun Blue and the related financing arrangements, as amended by Form 8-K/A, Amendment No. 1, filed June 10, 2002, and as further amended by Form 8-K/A, Amendment No. 2, filed June 17, 2002.

Form 8-K, filed May 13, 2002, relating to the engagement of Ernst & Young LLP as auditors for the Company.

Form 8-K, filed June 18, 2002, relating to the reaudit of the Company’s consolidated financial statements for the fiscal year ended November 30, 2001, by Ernst & Young LLP.

CHATTEM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTEM, INC.
(Registrant)

Dated:    June 28, 2002
/s/    A. Alexander Taylor II
A. Alexander Taylor II
President and Director
(Chief Operating Officer)

/s/    Scott J. Sloat
Scott J. Sloat
Controller
(Principal Accounting Officer)