Form 10-Q
period 2002-08-31
CHATTEM INC
filed 2002-10-15
CIK 19520

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



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
                          COMMISSION FILE NUMBER 0-5905




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

AS OF OCTOBER 14, 2002, 9,516,620 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----


                                                                           PAGE
                                                                            NO.
                                                                            ---

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of  August 31, 2002 and
      November 30, 2001 ..................................................   3

    Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 2002 and 2001 ..............................   5

    Consolidated Statements of Cash Flows for the Nine Months Ended
      August 31, 2002 and 2001 ...........................................   6

    Notes to Consolidated Financial Statements ...........................   7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................  23

  Item 4.  Controls and Procedures........................................  34

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds......................  35

  Item 3.  Legal Proceedings..............................................  35

  Item 6.  Exhibits and Reports on Form 8-K ..............................  35

SIGNATURES ...............................................................  36

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                                         AUGUST 31,     NOVEMBER 30,
ASSETS                                                                      2002            2001
------                                                                    --------        --------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ......................................        $ 34,625        $ 35,445
  Accounts receivable, less allowance for doubtful accounts
   of $838 at August 31, 2002 and $500 at
   November 30, 2001 .............................................          29,150          20,860
  Refundable and deferred income taxes ...........................           8,654           4,646
  Inventories ....................................................          14,504          14,260
  Prepaid expenses and other current assets ......................           3,021           2,667
                                                                          --------        --------
    Total current assets .........................................          89,954          77,878
                                                                          --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET ...............................          26,626          26,275
                                                                          --------        --------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net ....         245,868         185,373
  Debt issuance costs, net .......................................           7,881           7,665
  Other ..........................................................           2,123           2,482
                                                                          --------        --------
    Total other noncurrent assets ................................         255,872         195,520
                                                                          --------        --------

      TOTAL ASSETS ...............................................        $372,452        $299,673
                                                                          ========        ========




     The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                            AUGUST 31,       NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          2002              2001
------------------------------------                                        ---------         ---------
                                                                           (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt .............................        $   7,000         $    --
  Accounts payable .................................................           12,903             9,010
  Payable to bank ..................................................              213               151
  Accrued liabilities ..............................................           32,282            15,138
                                                                            ---------         ---------
    Total current liabilities ......................................           52,398            24,299
                                                                            ---------         ---------

LONG-TERM DEBT, less current maturities ............................          234,716           204,740
                                                                            ---------         ---------

DEFERRED INCOME TAXES ..............................................           16,952            16,251
                                                                            ---------         ---------

OTHER NONCURRENT LIABILITIES .......................................            1,622             1,765
                                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 11)


SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued ....................................................             --                --
  Common shares, without par value, authorized 50,000,
    issued 9,453 at August 31, 2002 and 8,973 at
    November 30, 2001 ..............................................            1,968             1,868
  Paid-in surplus ..................................................           73,795            65,960
  Accumulated deficit ..............................................           (5,573)          (11,120)
                                                                            ---------         ---------
                                                                               70,190            56,708
  Unamortized value of restricted common shares issued .............             (672)             (859)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment ........................           (1,754)           (2,231)
    Minimum pension liability adjustment, net of income taxes ......           (1,000)           (1,000)
                                                                            ---------         ---------
     Total shareholders' equity ....................................           66,764            52,618
                                                                            ---------         ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ...................................................        $ 372,452         $ 299,673
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                          ENDED AUGUST 31,                    ENDED AUGUST 31,
                                                                    ---------------------------         ---------------------------
                                                                       2002              2001              2002              2001
                                                                    ---------         ---------         ---------         ---------
REVENUES:
  Net sales (Note 2) .........................................      $  63,457         $  45,208         $ 169,617         $ 139,975
  Royalties (Note 14) ........................................            947              --               1,873              --
                                                                    ---------         ---------         ---------         ---------
    Total revenues ...........................................         64,404            45,208           171,490           139,975
                                                                    ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
  Cost of sales ..............................................         17,526            12,663            48,673            40,553
  Advertising and promotion (Note 2) .........................         21,307            14,337            55,276            48,442
  Selling, general and administrative (Note 2) ...............          9,926             9,106            29,002            24,991
                                                                    ---------         ---------         ---------         ---------
    Total costs and expenses .................................         48,759            36,106           132,951           113,986
                                                                    ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS .......................................         15,645             9,102            38,539            25,989
                                                                    ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
  Interest expense ...........................................         (5,374)           (4,959)          (15,518)          (17,024)
  Investment and other income, net ...........................             79               289               243             1,910
                                                                    ---------         ---------         ---------         ---------
    Total other income (expense) .............................         (5,295)           (4,670)          (15,275)          (15,114)
                                                                    ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY GAIN (LOSS) AND CHANGE
  IN ACCOUNTING PRINCIPLE ....................................         10,350             4,432            23,264            10,875

PROVISION FOR INCOME TAXES ...................................          3,933             1,684             8,840             4,132
                                                                    ---------         ---------         ---------         ---------
INCOME BEFORE EXTRAORDINARY GAIN (LOSS)
  AND CHANGE IN ACCOUNTING PRINCIPLE .........................          6,417             2,748            14,424             6,743

EXTRAORDINARY GAIN (LOSS) ON EARLY
  EXTINGUISHMENT OF DEBT, NET OF INCOME
  TAXES ......................................................           --                (603)             --               6,948

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME TAX
  BENEFIT (Note 3) ...........................................           --                --              (8,877)             --
                                                                    ---------         ---------         ---------         ---------
NET INCOME ...................................................      $   6,417         $   2,145         $  5 ,547         $  13,691
                                                                    =========         =========         =========         =========
NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic .........................          9,470             8,876             9,229             8,871
                                                                    =========         =========         =========         =========
  Weighted average and potential dilutive outstanding ........          9,935             9,031             9,623             8,917
                                                                    =========         =========         =========         =========
NET INCOME  PER COMMON SHARE:
  Basic:
    Income before extraordinary gain (loss) and change in
      accounting principle ...................................      $     .68         $     .31         $    1.56         $     .76
    Extraordinary gain (loss) ................................           --                (.07)             --                 .78
    Change in accounting principle ...........................           --                --                (.96)             --
                                                                    ---------         ---------         ---------         ---------
      Total basic ............................................      $     .68         $     .24         $     .60         $    1.54
                                                                    =========         =========         =========         =========
  Diluted:
    Income before extraordinary gain (loss) and change in
      accounting principle ...................................      $     .65         $     .30         $    1.50         $     .76
    Extraordinary gain (loss) ................................           --                (.06)             --                 .78
    Change in accounting principle ...........................           --                --                (.92)             --
                                                                    ---------         ---------         ---------         ---------
      Total diluted ..........................................      $     .65         $     .24         $     .58         $    1.54
                                                                    =========         =========         =========         =========

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

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                           AUGUST 31,
                                                                                  ---------------------------
                                                                                    2002              2001
                                                                                  ---------         ---------
OPERATING ACTIVITIES:
  Net income .............................................................        $   5,547         $  13,691
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ......................................            3,969             7,627
      Increase in deferred income taxes ..................................            4,333              --
      Gain on product divestiture ........................................             --                 (79)
      Extraordinary gain on early extinguishment of debt, net ............             --              (6,948)
      Cumulative effect of change in accounting principle, net ...........            8,877              --
      Stock option charge ................................................              175               394
      Other, net .........................................................              (75)              (59)
      Changes in operating assets and liabilities, net of product acquisition:
        Accounts receivable ..............................................           (8,290)           16,215
        Refundable income taxes ..........................................            1,031               600
        Inventories ......................................................             (244)            2,077
        Prepaid expenses and other current assets ........................             (354)           (2,309)
        Accounts payable and accrued liabilities .........................           21,037           (16,331)
                                                                                  ---------         ---------
           Net cash provided by operating activities .....................           36,006            14,878
                                                                                  ---------         ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .............................           (2,622)           (1,512)
  Additions to trademarks and other product rights .......................          (74,996)             (277)
  Proceeds from product divestiture ......................................             --               1,179
  Decrease in other assets, net ..........................................              254               374
                                                                                  ---------         ---------
           Net cash used in investing activities .........................          (77,364)             (236)
                                                                                  ---------         ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt ............................................           (8,000)          (84,453)
  Payment of consent fees and other costs related to repayment of
    long-term debt .......................................................             --              (3,293)
  Proceeds from long-term debt ...........................................           45,000              --
  Proceeds from exercise of stock options ................................            6,146                95
  Repurchase of common shares ............................................           (1,650)             --
  Change in payable to bank ..............................................               62            (1,529)
  Debt issuance costs ....................................................           (1,133)             --
                                                                                  ---------         ---------
          Net cash provided by (used in) financing activities ............           40,425           (89,180)
                                                                                  ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS .......................................................              113               (31)
                                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS:
  Decrease for the period ................................................             (820)          (74,569)
  At beginning of period .................................................           35,445           102,534
                                                                                  ---------         ---------
  At end of period .......................................................        $  34,625         $  27,965
                                                                                  =========         =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
  Issuance of 100,000 shares of restricted common stock at an average
     value of $9.93 each .................................................        $    --           $     993

PAYMENTS FOR:
  Interest ...............................................................        $   9,862         $  14,331
  Taxes ..................................................................        $     536         $     266

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

2. The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") finalized EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14") and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25") in November 2000 and July 2001, respectively. (See "Recently Issued Accounting Pronouncements" on page 33 of this Form 10-Q report for a discussion of the provisions of these two statements). The Company adopted the requirements of these two pronouncements effective December 1, 2001. The following table presents the effect of the requirements of these two pronouncements on the components, as indicated, of the consolidated statements of income for the three and nine months ended August 31, 2002 and 2001, respectively:


                                                   Advertising       Selling,
                                                       and         General and
                                        Net         Promotion     Administrative
                                       Sales         Expense         Expense
                                     --------        --------        --------
For the Three Months Ended
 August 31, 2002:
  Previous reporting basis .....     $ 66,277        $ 23,884        $ 10,169
  Impact of adopting EITF's
     00-14 and 00-25 ...........        2,820           2,577             243
                                     --------        --------        --------
  Current reporting basis ......     $ 63,457        $ 21,307        $  9,926
                                     ========        ========        ========

For the Three Months Ended
 August 31, 2001:
  Previous reporting basis .....     $ 49,641        $ 18,528        $  9,348
  Impact of adopting EITF's
    00-14 and 00-25 ............        4,433           4,191             242
                                     --------        --------        --------
  Current reporting basis ......     $ 45,208        $ 14,337        $  9,106
                                     ========        ========        ========

For the Nine Months Ended
 August 31, 2002:
  Previous reporting basis .....     $180,630        $ 65,625        $ 29,666
  Impact of adopting EITF's
    00-14 and 00-25 ............       11,013          10,349             664
                                     --------        --------        --------
  Current reporting basis ......     $169,617        $ 55,276        $ 29,002
                                     ========        ========        ========

For the Nine Months Ended
 August 31, 2001:
  Previous reporting basis......     $153,603        $ 61,391        $ 25,670
  Impact of adopting EITF's
    00-14 and 00-25.............       13,628          12,949             679
                                     --------        --------        --------
  Current reporting basis.......     $139,975        $ 48,442        $ 24,991
                                     ========        ========        ========

      Appropriate adjustments have likewise been made in the consolidating statements of income for the nine months ended August 31, 2002 and 2001, respectively. (See Note 17 of Notes to Consolidated Financial Statements). The Company's income before extraordinary gain (loss) and change in accounting principle and net income for the three and nine months ended August 31, 2002 and 2001, respectively, and its financial position at August 31, 2002 and 2001, respectively, were not affected by the adoption of the provisions of these two pronouncements.

3. In June 2001 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by the Company on December 1, 2001, require the Company to discontinue the amortization of the cost of intangible assets with indefinite lives and also requires certain fair value based tests of the carrying value of indefinite lived intangible assets. Income before extraordinary gain (loss) and net income for the three and nine months ended August 31, 2001, respectively, adjusted to exclude amortization expense recognized in those periods which was related to intangible assets that are no longer being amortized, are as follows:

                                        For the Three Months Ended    For the Nine Months Ended
                                              August 31, 2001              August 31, 2001
                                        --------------------------    --------------------------
                                        Income Before                 Income Before
                                        Extraordinary                 Extraordinary
                                          Gain(Loss)    Net Income      Gain(Loss)    Net Income
                                           -------        -------        -------        -------
As reported .......................        $ 2,748        $ 2,145        $ 6,743        $13,691
Amortization, net of
  tax .............................            864            864          2,591          2,591
                                           -------        -------        -------        -------
Adjusted ..........................        $ 3,612        $ 3,009        $ 9,334        $16,282
                                           =======        =======        =======        =======

Per common share, as adjusted:
  Basic ...........................        $   .41        $   .34        $  1.05        $  1.84
                                           =======        =======        =======        =======
  Diluted .........................        $   .40        $   .33        $  1.05        $  1.83
                                           =======        =======        =======        =======

      Also in connection with the adoption of SFAS 142, the Company obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.92 per diluted share. The write-down was primarily related to the Company's SUNSOURCE product line, which experienced a decline in sales volume as compared to sales levels at its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the nine months ended August 31, 2002.

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

5. Inventories consisted of the following at August 31, 2002 and November 30, 2001:

                                                           2002          2001
                                                         --------      --------

              Raw materials and work in process ....     $  7,081      $  8,108
              Finished goods .......................        9,462         8,191
              Excess of current cost over LIFO
                values .............................       (2,039)       (2,039)
                                                         --------      --------
                  Total inventories ................     $ 14,504      $ 14,260
                                                         ========      ========

6. Accrued liabilities consisted of the following at August 31, 2002 and November 30, 2001:

                                                           2002         2001
                                                          -------      -------

          Income and other taxes ...................      $ 5,505      $   290
          Interest .................................        7,756        3,070
          Salaries, wages and commissions ..........        2,959        3,462
          Product advertising and promotion ........       12,540        3,654
          Product acquisitions and divestitures ....          737        2,205
          Other ....................................        2,785        2,457
                                                          -------      -------
              Total accrued liabilities ............      $32,282      $15,138
                                                          =======      =======

7. Comprehensive income consisted of the following components for the three and nine months ended August 31, 2002 and 2001, respectively:

                                                      For the Three Months            For the Nine Months
                                                         Ended August 31,                Ended August 31,
                                                    ------------------------         ------------------------
                                                      2002            2001             2002            2001
                                                    --------        --------         --------        --------
              Net income ...................        $  6,417        $  2,145         $  5,547        $ 13,691
              Other - foreign currency
                 translation adjustment ....             426             (20)             477             (61)
                                                    --------        --------         --------        --------
                 Total .....................        $  6,843        $  2,125         $  6,024        $ 13,630
                                                    ========        ========         ========        ========

8. In fiscal 1999 and 2000 the Company's board of directors authorized repurchases of the Company's common stock not to exceed an aggregate total of $20,000. Under these authorizations, 1,142,200 shares at a cost of $15,224 have been reacquired through August 31, 2002, leaving $4,776 available for future repurchases. The Company, however, is limited in its ability to repurchase shares due to restrictions under the terms of the indenture with respect to which its senior subordinated notes were issued and under the terms of the Credit Facility. (See Note 15 of Notes to Consolidated Financial Statements for a description of this facility). The repurchased shares were retired and returned to unissued. In the first nine months of fiscal 2002, 79,200 shares were repurchased at a cost of $1,650.

9. On January 17, 2001 the Company completed a consent solicitation and tender offer pursuant to which it retired $70,462 principal amount of its 8.875% senior subordinated notes due 2008 and $7,397 principal amount of its 12.75% senior subordinated notes due 2004. The consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of the Ban(R) sale. An extraordinary gain on the early extinguishment of debt of $7,551, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 the Company retired all of the remaining outstanding principal balance of $21,748 of the 12.75% notes, at which time an extraordinary loss on the early extinguishment of debt of $603, net of income tax benefit, was recorded in connection with this retirement. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

10. On January 22, 2002 Kmart Corporation ("Kmart"), a customer of the Company representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing Kmart owed the Company approximately $1,200. This bankruptcy filing did not impact the Company's results of operations and financial position for fiscal 2001. In the first quarter of fiscal 2002 the Company established a reserve of $1,000 to cover its estimated bad debt related to Kmart. In the second quarter of fiscal 2002 the Company sold its receivable from Kmart to a financial institution for $367. The Company continues to sell to Kmart at decreased volume levels and as of August 31, 2002 the Company's receivables from Kmart were approximately $1,056.

11.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

      GENERAL LITIGATION

      The Company was named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that the Company violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit contended that the purported failure to comply with Proposition 65 requirements also constituted a violation of the California Business & Professions Code Section 1700 et seq. Violations of either Proposition 65 or Business and Professions Code 1700 et seq. render a defendant liable for civil penalties of up to $2.5 per day per violation.

      The Company was also named as a defendant in a lawsuit filed in San Francisco Superior Court on December 29, 1999, JOHNSON et al. v. BRISTOL-MYERS SQUIBB CO., et al., Case No. 308872. This was a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleged that the Company violated Proposition 65 by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit did not assert claims directly under Proposition 65, but asserted that the alleged failure to comply with Proposition 65 gave rise to claims under California's Business and Professions Code Section 17200 et seq., 17500 et seq., and the Civil Code
      Section 1750 et seq. The lawsuit sought injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

      The plaintiffs in the two separate actions filed a consolidated amended complaint that included a claim based upon the allegation that zinc oxide allegedly also contains cadmium. During the third quarter of fiscal 2002 a settlement was finalized among the parties for these two cases pending final court approval. Final court approval of the settlement is expected during the Company's fourth quarter of fiscal 2002. In the settlement, the Company paid a settlement amount that was within the expected range that had been previously accrued by the Company. The settlement amount was not material to the Company's results of operations.

      The Company has been named as a defendant in approximately 160 lawsuits involving claims by approximately 765 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of the Company's DEXATRIM products until November 2000. The Company anticipates that additional lawsuits will be filed in which similar or other allegations related to the Company's DEXATRIM products containing PPA. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. At this stage of the proceedings, it is not possible for the Company to determine the outcome of these matters or the effect of their resolution on the Company's financial position or operating results. The earliest scheduled trial date in these cases is set for January 2003, and it is anticipated that other cases will be set for trial beginning later in 2003.

      There can be no assurance that Company will be successful in the defense of these lawsuits or that these lawsuits will not have a material adverse effect on the Company's results of operations or its financial position.

      Approximately half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to the Company's acquisition of DEXATRIM in December 1998. The Company is being defended and is indemnified from liability by The DELACO Company, Inc., successor to Thompson Medical Company, Inc., ("Thompson Medical") which owned DEXATRIM prior to December 1998. The Company understands that The DELACO Company, Inc. maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that The DELACO Company, Inc. will be able to indemnify the Company beyond its insurance coverage. In addition, there can be no assurance that the insurance maintained by The DELACO Company, Inc. will be sufficient to cover claims related to products manufactured or sold prior to the Company's acquisition of DEXATRIM or that ultimately the Company will not be held liable for these claims. Although the Company maintains product liability insurance coverage for claims asserted in the balance of the lawsuits, such coverage may be insufficient to satisfy these claims. Moreover, the Company's product liability insurance coverage would not apply to claims arising from products manufactured and sold prior to the Company's acquisition of DEXATRIM. If the Company is forced to assume PPA-related liabilities arising prior to the Company's acquisition of DEXATRIM or if PPA-related lawsuits resulted in liabilities greater than amounts available under or exceed the scope of the Company's insurance coverage, the Company may not have sufficient resources to satisfy these obligations.

      Other claims, suits and complaints arise in the ordinary course of the Company's business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such pending matters are without merit or are of such kind or involve such amounts as would not have a material adverse effect on the consolidated operating results or financial position of the Company if disposed of unfavorably.

      REGULATORY

      In 1994 the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large-scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA which, until November 2000, was the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA is also used in other OTC medications, which were also part of the Yale Study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the Yale Study suggest that PPA increases the risks of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled a FDA advisory panel to meet in October 2000 to discuss the results of the study.

      In October 2000, a Nonprescription Drugs Advisory Committee ("NDAC"), commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to cease voluntarily marketing DEXATRIM with PPA, the Company announced on November 7, 2000 its decision to cease immediately shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA.

      The Food and Drug Administration, the Drug Enforcement Administration and a number of state and local governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heart leaf, which has been used in some forms of DEXATRIM, or synthetic ephedrine, a FDA regulated ingredient used in some OTC drug products, which is not used in our products. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. These restrictions could adversely affect the sale of DEXATRIM Natural and DEXATRIM Results, which have had SKU's containing naturally occurring sources of ephedrine. Failure to comply with these restrictions could also lead to regulatory enforcement action, including the seizure of violative products, product recalls, civil or criminal fines or other penalties. The enactment of these restrictions or prohibitions on sales, the perceived safety concerns related to ephedrine and the possibility of further regulatory action, increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM Natural and DEXATRIM Results will be filed against the Company. Although the Company is not currently defending any lawsuits alleging product liability claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM, we understand that lawsuits have been filed against other manufacturers of appetite supppresssants containing ephedrine. In late 2000 the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in early Fall of 2002. In September 2001 The Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of August 31, 2002 the FDA's parent entity, the Department of Health and Human Services, has decided to defer making a decision on the petition until it has further scientific information on the safety of ephedrine alkaloids. If the FDA concludes that ephedrine should not be used in dietary supplements, the Company will be required to reformulate the product. The Company has developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and since the end of the third quarter of fiscal 2002 has discontinued the sale of DEXATRIM products containing ephedrine.

      The Company was notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical, the previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. The Company has met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, the Company may revise and resubmit the protocol. After final comments from the FDA, the Company expects that it will take one or two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. This submission would likely require the Company to provide clinical data, which would be expensive. The Company is working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, the Company would likely be required to discontinue these products and remove them from the market after expiration of an anticipated grace period or review the option of marketing these products as homeopathic products.

12. Certain prior year amounts have been reclassified to conform to the current period's presentation.

13. The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

14. On March 28, 2002 the Company completed the acquisition of SELSUN BLUE, a leading medicated dandruff shampoo, from Abbott Laboratories ("Abbott") for $75,000, plus inventories of $1,380 and assumed liabilities of $1,173. This acquisition includes worldwide rights (except India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment. The purchase price of $77,553 was allocated $1,518 to inventory, $1,000 to property, plant and equipment, $73,785 to the trademark which was assigned an indefinite life and $1,250 to other purchased product rights which were assigned useful lives of 5 years. This is a preliminary allocation which will be revised upon completion of appraisals of the assets. Abbott will continue to manufacture the product for the Company until June 2003 domestically, or such earlier date as the Company moves production to its Chattanooga, Tennessee facilities, and until March 2004 internationally, or such earlier date as the Company enters into its own agreements with contract manufacturers. The Company will generally pay Abbott a fee of ten percent over standard manufacturing costs until the Company assumes manufacturing or enters into third party agreements, except as discussed below. The Company will also rely on Abbott to market, sell and distribute SELSUN BLUE products in most foreign countries until the Company satisfies various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the marketing transition period, Abbott will initially pay the Company a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to the Company's assumption of sales and marketing responsibility in such countries. Abbott will pay all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As the Company assumes responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and the Company will record these international sales directly, as well as the costs and expenses associated with these sales. The following table summarizes the Company's estimate of how the results for SELSUN BLUE international for the three and nine months ended August 31, 2002 would have been presented had the transition period been finalized on the date of acquisition:

          ESTIMATED SELECTED SELSUN BLUE INTERNATIONAL DATA (Unaudited)

                                                            For the Three   For the Nine
                                                             Months ended   Months ended
                                                               August 31,    August 31,
                                                                 2002          2002
                                                                ------        ------
              NET SALES ................................        $4,450        $7,701
                                                                ------        ------

              COSTS AND EXPENSES:
                Cost of sales ..........................         1,724         2,983
                Advertising and promotion ..............           658         1,139
                Selling, general and administrative ....         1,121         1,706
                                                                ------        ------
                  Total costs and expenses .............         3,503         5,828
                                                                ------        ------

              INCOME FROM OPERATIONS ...................        $  947        $1,873
                                                                ======        ======

The following unaudited consolidated pro forma information assumes the acquisition of SELSUN BLUE had occurred at the beginning of the periods presented:

                        PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

                                                  For the Three Months         For the Nine Months
                                                     Ended August 31,            Ended August 31,
                                                     ---------------      ------------------------------
                                                           2001              2002               2001
                                                       -----------        -----------        -----------
              Total revenue ....................       $    54,819        $   182,221        $   169,293
              Income before extraordinary
                gain (loss) and change in
                accounting principle ...........             3,906             14,740             10,636
              Net income .......................             3,303              5,863             17,584
              Earnings per share - basic:
                Income before extraordinary
                 gain (loss) and change in
                 accounting principle ..........               .44               1.60               1.20
                Net income .....................               .37                .64               1.98
              Earnings per share - diluted:
                Income before extraordinary
                 gain (loss) and change in
                 accounting principle ..........               .43               1.53               1.19
                Net income .....................               .37                .61               1.97

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

15. On March 28, 2002 the Company obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility includes a $15,000 revolving credit line and a $45,000 term loan. The Credit Facility together with the Company's available cash was used to finance the acquisition of SELSUN BLUE and was used to provide working capital and for general corporate purposes. The $45,000 term loan, which requires principal payments to be made quarterly, and any outstanding loans under the revolving credit line mature on March 28, 2007. The Credit Facility is secured by the stock of the Company's domestic subsidiaries and all present and future assets of the Company, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by the Company that are customary in credit agreements and security instruments relating to financings of this type.

16. On June 17, 2002 the Company announced that it was commencing a public offering of 1,800,000 shares of its common stock through an underwriting group led by Banc of America Securities LLC. On June 28, 2002 the Company announced the postponment of the public offering, due to adverse market conditions. On September 12, 2002 the Company announced that it was considering the recommencement of the public offering. On September 24, 2002, however, the Company announced that it had postponed indefinitely any plans for the recommencement of the public offering, again due to unfavorable market conditions. Selling, general and administrative expenses for the third quarter of 2002 include $500 of expenses related to the indefinitely postponed public offering.

17. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal") and SunDex, Inc. ("SunDex"), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several.

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                 AUGUST 31, 2002
                                 ---------------
                          (Unaudited and in thousands)

                                                                                           NON-GUARANTOR
                                                                                             SUBSIDIARY   ELIMINATIONS
                                                      CHATTEM        SIGNAL       SUNDEX      COMPANIES     DR. (CR.)   CONSOLIDATED
                                                     ---------     ---------     ---------    ---------     ---------     ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents .....................    $  27,572     $     458     $   2,231    $   4,364     $    --       $  34,625
  Accounts receivable, less allowance for
    doubtful accounts of $838 ...................       24,162          --            --          4,988          --          29,150
  Refundable and deferred income taxes ..........        8,553          --            --            101          --           8,654
  Inventories ...................................        9,392          --           2,368        2,744          --          14,504
  Prepaid expenses and other current assets .....        2,828          --            --            193          --           3,021
                                                     ---------     ---------     ---------    ---------     ---------     ---------
    Total current assets ........................       72,507           458         4,599       12,390          --          89,954
                                                     ---------     ---------     ---------    ---------     ---------     ---------
PROPERTY, PLANT AND EQUIPMENT,
    NET .........................................       25,504          --             775          347          --          26,626
                                                     ---------     ---------     ---------    ---------     ---------     ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net .........................        1,483       182,095        62,290         --            --         245,868
  Debt issuance costs, net ......................        7,881          --            --           --            --           7,881
  Investment in subsidiaries ....................       71,725          --            --           --         (71,725)         --
  Other .........................................        2,106          --            --             17          --           2,123
                                                     ---------     ---------     ---------    ---------     ---------     ---------
    Total other noncurrent assets ...............       83,195       182,095        62,290           17       (71,725)      255,872
                                                     ---------     ---------     ---------    ---------     ---------     ---------
      TOTAL ASSETS ..............................    $ 181,206     $ 182,553     $  67,664    $  12,754     $ (71,725)    $ 372,452
                                                     =========     =========     =========    =========     =========     =========
LIABILITIES AND SHAREHOLDERS'
-----------------------------
  EQUITY
  ------
CURRENT LIABILITIES:
  Current maturities of long-term debt ..........    $   7,000     $    --       $    --      $    --       $    --       $   7,000
  Accounts payable ..............................       12,116          --            --            787          --          12,903
  Payable to bank ...............................          213          --            --           --            --             213
  Accrued liabilities ...........................       31,668          --            --            614          --          32,282
                                                     ---------     ---------     ---------    ---------     ---------     ---------
    Total current liabilities ...................       50,997          --            --          1,401          --          52,398
                                                     ---------     ---------     ---------    ---------     ---------     ---------

LONG-TERM DEBT, less current maturities .........      234,716          --            --           --            --         234,716
                                                     ---------     ---------     ---------    ---------     ---------     ---------

DEFERRED INCOME TAXES ...........................        7,542         9,410          --           --            --          16,952
                                                     ---------     ---------     ---------    ---------     ---------     ---------

OTHER NONCURRENT LIABILITIES ....................        1,622          --            --           --            --           1,622
                                                     ---------     ---------     ---------    ---------     ---------     ---------

INTERCOMPANY ACCOUNTS ...........................     (185,642)      182,865         2,654          123          --            --
                                                     ---------     ---------     ---------    ---------     ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued ...............         --            --            --           --            --            --
  Common shares, without par value,
    authorized 50,000, issued 9,453 .............        1,968             2        63,065        8,658        71,725         1,968
  Paid-in surplus ...............................       73,795          --            --           --            --          73,795
  Retained earnings (deficit) ...................       (1,621)       (9,724)        1,945        3,827          --          (5,573)
                                                     ---------     ---------     ---------    ---------     ---------     ---------
    Total .......................................       74,142        (9,722)       65,010       12,485        71,725        70,190
  Unamortized value of restricted common
    shares issued ...............................         (672)         --            --           --            --            (672)
  Cumulative other comprehensive income:
   Foreign currency translation adjustment ......         (499)         --            --         (1,255)         --          (1,754)
   Minimum pension liability adjustment, net ....       (1,000)         --            --           --            --          (1,000)
                                                     ---------     ---------     ---------    ---------     ---------     ---------
    Total shareholders' equity (deficit) ........       71,971        (9,722)       65,010       11,230        71,725        66,764
                                                     ---------     ---------     ---------    ---------     ---------     ---------
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY ..................    $ 181,206     $ 182,553     $  67,664    $  12,754     $  71,725     $ 372,452
                                                     =========     =========     =========    =========     =========     =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                NOVEMBER 30, 2001
                                -----------------
                          (Unaudited and in thousands)

                                                                               NON-GUARANTOR
                                                                                 SUBSIDIARY   ELIMINATIONS
                                                      CHATTEM       SIGNAL       COMPANIES     DR. (CR.)   CONSOLIDATED
                                                     ---------     ---------     ---------     ---------     ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents .....................    $  20,648     $  10,003     $   4,794     $    --       $  35,445
  Accounts receivable, less allowance for
    doubtful accounts of $500 ...................       17,690          --           3,170          --          20,860
  Refundable and deferred income taxes ..........        4,545          --             101          --           4,646
  Inventories ...................................       12,409          --           1,851          --          14,260
  Prepaid expenses and other current assets .....        2,517          --             150          --           2,667
                                                     ---------     ---------     ---------     ---------     ---------
    Total current assets ........................       57,809        10,003        10,066          --          77,878
                                                     ---------     ---------     ---------     ---------     ---------

PROPERTY, PLANT AND EQUIPMENT,
  NET ...........................................       25,879          --             396          --          26,275
                                                     ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net .........................        3,987       181,386          --            --         185,373
  Debt issuance costs, net ......................        7,665          --            --            --           7,665
  Investment in subsidiaries ....................        8,280          --            --          (8,280)         --
  Other .........................................        2,436          --              46          --           2,482
                                                     ---------     ---------     ---------     ---------     ---------
    Total other noncurrent assets ...............       22,368       181,386            46        (8,280)      195,520
                                                     ---------     ---------     ---------     ---------     ---------

      TOTAL ASSETS ..............................    $ 106,056     $ 191,389     $  10,508     $  (8,280)    $ 299,673
                                                     =========     =========     =========     =========     =========
LIABILITIES AND SHAREHOLDERS'
-----------------------------
  EQUITY
  ------
CURRENT LIABILITIES:
  Accounts payable ..............................    $   8,523     $    --       $     487     $    --       $   9,010
  Payable to bank ...............................          151          --            --            --             151
  Accrued liabilities ...........................       13,851          --           1,287          --          15,138
                                                     ---------     ---------     ---------     ---------     ---------
    Total current liabilities ...................       22,525          --           1,774          --          24,299
                                                     ---------     ---------     ---------     ---------     ---------

LONG-TERM DEBT ..................................      204,740          --            --            --         204,740
                                                     ---------     ---------     ---------     ---------     ---------

DEFERRED INCOME TAXES ...........................        1,401        14,850          --            --          16,251
                                                     ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT LIABILITIES ....................        1,765          --            --            --           1,765
                                                     ---------     ---------     ---------     ---------     ---------

INTERCOMPANY ACCOUNTS ...........................     (178,860)      179,833          (973)         --            --
                                                     ---------     ---------     ---------     ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued ...............         --            --            --            --            --
  Common shares, without par value,
    authorized 50,000, issued 8,973 .............        1,868             2         8,278         8,280         1,868
  Paid-in surplus ...............................       65,960          --            --            --          65,960
  Retained earnings (deficit) ...................      (10,994)       (3,296)        3,170          --         (11,120)
                                                     ---------     ---------     ---------     ---------     ---------
    Total .......................................       56,834        (3,294)       11,448         8,280        56,708
  Unamortized value of restricted common
    shares issued ...............................         (859)         --            --            --            (859)
  Cumulative other comprehensive income:
   Foreign currency translation adjustment ......         (490)         --          (1,741)         --          (2,231)
   Minimum pension liability adjustment, net ....       (1,000)         --            --            --          (1,000)
                                                     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit) ........       54,485        (3,294)        9,707         8,280        52,618
                                                     ---------     ---------     ---------     ---------     ---------
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY ..................    $ 106,056     $ 191,389     $  10,508     $   8,280     $ 299,673
                                                     =========     =========     =========     =========     =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                    NON-GUARANTOR
                                                                                      SUBSIDIARY   ELIMINATIONS
                                               CHATTEM        SIGNAL       SUNDEX      COMPANIES     DR. (CR.)   CONSOLIDATED
                                              ---------     ---------     ---------    ---------     ---------     ---------

TOTAL REVENUES ...........................    $ 141,966     $    --       $  17,502     $  12,022     $    --      $ 171,490
                                              ---------     ---------     ---------     ---------    ---------     ---------

COSTS AND EXPENSES:
  Cost of sales ..........................       38,893          --           5,193         4,587          --         48,673
  Advertising and promotion ..............       45,900          --           6,296         3,080          --         55,276
  Selling, general and administrative ....       27,051             8           119         1,824          --         29,002
                                              ---------     ---------     ---------     ---------    ---------     ---------
    Total costs and expenses .............      111,844             8        11,608         9,491          --        132,951
                                              ---------     ---------     ---------     ---------    ---------     ---------

INCOME (LOSS) FROM OPERATIONS ............       30,122            (8)        5,894         2,531          --         38,539
                                              ---------     ---------     ---------     ---------    ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense .......................      (15,518)         --            --            --            --        (15,518)
  Investment and other income, net .......          143            66          --              34          --            243
  Royalties ..............................       (6,984)        8,198          (973)         (241)         --           --
  Insurance premiums .....................         (500)         --            --             500          --           --
  Corporate allocations ..................        1,862          --          (1,784)          (78)         --           --
                                              ---------     ---------     ---------     ---------    ---------     ---------
     Total other income (expense) ........      (20,997)        8,264        (2,757)          215          --        (15,275)
                                              ---------     ---------     ---------     ---------    ---------     ---------

INCOME BEFORE INCOME TAXES AND
 CHANGE IN ACCOUNTING PRINCIPLE ..........        9,125         8,256         3,137         2,746          --         23,264


PROVISION FOR INCOME TAXES ...............        4,416         2,807         1,192           425          --          8,840
                                              ---------     ---------     ---------     ---------    ---------     ---------

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ...................        4,709         5,449         1,945         2,321          --         14,424


CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT .....................         --          (8,877)         --            --            --         (8,877)
                                              ---------     ---------     ---------     ---------    ---------     ---------

NET INCOME (LOSS) ........................    $  4, 709     $  (3,428)    $   1,945     $   2,321    $    --       $   5,547
                                              =========     =========     =========     =========    =========     =========


                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2001
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                        NON-GUARANTOR
                                                                          SUBSIDIARY   ELIMINATIONS
                                               CHATTEM       SIGNAL       COMPANIES     DR. (CR.)   CONSOLIDATED
                                              ---------     ---------     ---------     ---------     ---------
NET SALES ................................    $ 130,485     $    --       $   9,490     $    --      $ 139,975
                                              ---------     ---------     ---------     ---------    ---------

COSTS AND EXPENSES:
  Cost of sales ..........................       36,849          --           3,704          --         40,553
  Advertising and promotion ..............       41,688         4,179         2,575          --         48,442
  Selling, general and administrative ....       23,427            15         1,549          --         24,991
                                              ---------     ---------     ---------     ---------    ---------
    Total costs and expenses .............      101,964         4,194         7,828          --        113,986
                                              ---------     ---------     ---------     ---------    ---------

INCOME (LOSS) FROM  OPERATIONS ...........       28,521        (4,194)        1,662          --         25,989
                                              ---------     ---------     ---------     ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense .......................      (17,024)         --            --            --        (17,024)
  Investment and other income, net .......          337         1,537            36          --          1,910
  Royalties ..............................       (6,895)        7,083          (188)         --           --
  Insurance premiums .....................          (40)         --              40          --           --
  Corporate allocations ..................           23          --             (23)         --           --
                                              ---------     ---------     ---------     ---------    ---------
     Total other income (expense) ........      (23,599)        8,620          (135)         --        (15,114)
                                              ---------     ---------     ---------     ---------    ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY GAIN .....................        4,922         4,426         1,527          --         10,875


PROVISION FOR INCOME TAXES ...............        2,292         1,505           335          --          4,132
                                              ---------     ---------     ---------     ---------    ---------

INCOME BEFORE EXTRAORDINARY
  GAIN ...................................        2,630         2,921         1,192          --          6,743


EXTRAORDINARY GAIN ON EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES ...........................        6,948          --            --            --          6,948
                                              ---------     ---------     ---------     ---------    ---------

NET INCOME ...............................    $   9,578     $   2,921     $   1,192     $    --      $  13,691
                                              =========     =========     =========     =========    =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                               NON-GUARANTOR
                                                                                                SUBSIDIARY  ELIMINATIONS
                                                           CHATTEM       SIGNAL       SUNDEX     COMPANIES    DR. (CR.) CONSOLIDATED
                                                           --------     --------     --------     --------     ------    --------

OPERATING ACTIVITIES:
  Net income (loss) .....................................  $  4,709     $ (3,428)    $  1,945     $  2,321     $ --      $  5,547
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization .......................     3,873         --           --             96       --         3,969
    Deferred income tax provision .......................     9,773       (5,440)        --           --         --         4,333
    Provision for income taxes ..........................    (3,999)       2,807        1,192         --         --          --
    Cumulative effect of change in accounting
      principle, net ....................................      --          8,877         --           --         --         8,877
    Stock option charge .................................       175         --           --           --         --           175
    Other, net ..........................................       (75)        --           --           --         --           (75)
    Changes in operating assets and liabilities, net
      of product acquisition:
      Accounts receivable ...............................    (6,720)        --           --         (1,570)      --        (8,290)
      Refundable income taxes ...........................     1,031         --           --           --         --         1,031
      Inventories .......................................     2,862         --         (2,368)        (738)      --          (244)
      Prepaid expenses and other current assets .........      (326)        --           --            (28)      --          (354)
      Accounts payable and accrued liabilities ..........    21,451         --           --           (414)      --        21,037
                                                           --------     --------     --------     --------     ------    --------
        Net cash provided by (used in) operating
          activities ....................................    32,754        2,816          769         (333)      --        36,006
                                                           --------     --------     --------     --------     ------    --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ............    (2,600)        --           --            (22)      --        (2,622)
  Purchase of trademarks and other product rights .......    (1,211)     (73,785)        --           --         --       (74,996)
  Decrease in other assets, net .........................       225         --           --             29       --           254
                                                           --------     --------     --------     --------     ------    --------
        Net cash provided by (used in)
           investing activities .........................    (3,586)     (73,785)        --              7       --       (77,364)
                                                           --------     --------     --------     --------     ------    --------

FINANCING ACTIVITIES:
  Repayment of long-term debt ...........................    (8,000)        --           --           --         --        (8,000)
  Proceeds from long-term debt ..........................    45,000         --           --           --         --        45,000
  Proceeds from exercise of stock options ...............     6,146         --           --           --         --         6,146
  Repurchase of common shares ...........................    (1,650)        --           --           --         --        (1,650)
  Change in payable to bank .............................        62         --           --           --         --            62
  Debt issuance costs ...................................    (1,133)        --           --           --         --        (1,133)
  Changes in intercompany accounts ......................   (65,680)      64,424        1,462         (206)      --          --
  Dividends paid ........................................     3,000       (3,000)        --           --         --          --
                                                           --------     --------     --------     --------     ------    --------
        Net cash provided by (used in) financing
           activities ...................................   (22,255)      61,424        1,462         (206)      --        40,425
                                                           --------     --------     --------     --------     ------    --------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS .............................        11         --           --            102       --           113
                                                           --------     --------     --------     --------     ------    --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ....................     6,924       (9,545)       2,231         (430)      --          (820)
  At beginning of period ................................    20,648       10,003         --          4,794       --        35,445
                                                           --------     --------     --------     --------     ------    --------
  At end of period ......................................  $ 27,572     $    458     $  2,231     $  4,364     $ --      $ 34,625
                                                           ========     ========     ========     ========     ======    ========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2001
                    -----------------------------------------
                          (Unaudited and in thousands)

                                                                                      NON-GUARANTOR
                                                                                        SUBSIDIARY   ELIMINATIONS
                                                              CHATTEM       SIGNAL       COMPANIES     DR. (CR.)   CONSOLIDATED
                                                             ---------     ---------     ---------     ---------    ---------
OPERATING ACTIVITIES:
  Net income ............................................    $   9,578     $   2,921     $   1,192     $    --      $  13,691
  Adjustments to reconcile net income  to  net cash
    provided by operating activities:
    Depreciation and amortization .......................        3,398         4,179            50          --          7,627
    Gain on product divestiture .........................         --             (79)         --            --            (79)
    Provision for income taxes ..........................       (1,505)        1,505          --            --           --
    Extraordinary gain on early extinguishment of
      debt, net .........................................       (6,948)         --            --            --         (6,948)
    Stock option charge .................................          394          --            --            --            394
    Other, net ..........................................          (59)         --            --            --            (59)
    Changes in operating assets and liabilities, net
      of product divestitures:
      Accounts receivable ...............................       14,703         1,154           358          --         16,215
      Refundable income taxes ...........................          600          --            --            --            600
      Inventories .......................................        1,760          --             317          --          2,077
      Prepaid expenses and other current assets .........       (2,261)         --             (48)         --         (2,309)
      Accounts payable and accrued liabilities ..........      (15,986)         --            (345)         --        (16,331)
                                                             ---------     ---------     ---------     ---------    ---------
        Net cash provided by operating activities .......        3,674         9,680         1,524          --         14,878
                                                             ---------     ---------     ---------     ---------    ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ............       (1,496)         --             (16)         --         (1,512)
  Additions to trademarks and other product rights ......         --            (277)         --            --           (277)
  Proceeds from product divestiture .....................        1,179          --            --            --          1,179
  Decrease in other assets, net .........................          374          --            --            --            374
                                                             ---------     ---------     ---------     ---------    ---------
        Net cash provided by (used in)
          investing activities ..........................           57          (277)          (16)         --           (236)
                                                             ---------     ---------     ---------     ---------    ---------
FINANCING ACTIVITIES:
  Repayment of long- term debt ..........................      (84,453)         --            --            --        (84,453)
  Payment of consent fees related to repayment of
    long-term debt ......................................       (3,293)         --            --            --         (3,293)
  Proceeds from exercise of stock options ...............           95          --            --            --             95
  Change in payable to bank .............................       (1,529)         --            --            --         (1,529)
  Changes in intercompany accounts ......................       92,351       (93,077)          726          --           --
  Dividends paid ........................................        3,000        (3,000)         --            --           --
                                                             ---------     ---------     ---------     ---------    ---------
        Net cash provided by (used in) financing
           activities ...................................        6,171       (96,077)          726          --        (89,180)
                                                             ---------     ---------     ---------     ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS .............................          (32)         --               1          --            (31)
                                                             ---------     ---------     ---------     ---------    ---------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ....................        9,870       (86,674)        2,235          --        (74,569)
  At beginning of period ................................        5,515        95,747         1,272          --        102,534
                                                             ---------     ---------     ---------     ---------    ---------
  At end of period ......................................    $  15,385     $   9,073     $   3,507     $    --      $  27,965
                                                             =========     =========     =========     =========    =========

18. The following table presents the computation of earnings per share of the Company for the three and nine months ended August 31, 2002 and 2001, respectively:

                                                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                             ENDED AUGUST 31,         ENDED AUGUST 31,
                                                          --------------------     ---------------------
                                                            2002        2001         2002         2001
                                                          --------    --------     --------     --------
NET INCOME:
   Income before extraordinary gain (loss) and
     change in accounting principle ..................    $  6,417    $  2,748     $ 14,424     $  6,743
   Extraordinary gain (loss) .........................        --          (603)        --          6,948
   Change in accounting principle ....................        --          --         (8,877)        --
                                                          --------    --------     --------     --------
          Net income .................................    $  6,417    $  2,145     $  5,547     $ 13,691
                                                          ========    ========     ========     ========

NUMBER OF COMMON SHARES:
   Weighted average outstanding ......................       9,470       8,876        9,229        8,871
   Issued upon assumed exercise of outstanding
     stock options ...................................         417         142          350           40
   Effect of issuance of restricted common stock .....          48          13           44            6
                                                          --------    --------     --------     --------
          Weighted average and potential dilutive
           outstanding ...............................       9,935       9,031        9,623        8,917
                                                          ========    ========     ========     ========

NET INCOME PER COMMON SHARE:
    Basic:
      Income before extraordinary gain (loss) and
        change in accounting principle ...............    $    .68    $    .31     $   1.56     $    .76
      Extraordinary gain (loss) ......................        --          (.07)        --            .78
      Change in accounting principle .................        --          --           (.96)        --
                                                          --------    --------     --------     --------
          Total basic ................................    $    .68    $    .24     $    .60     $   1.54
                                                          ========    ========     ========     ========
    Diluted:
      Income before extraordinary gain (loss) and
        change in accounting principle ...............    $    .65    $    .30     $   1.50     $    .76
      Extraordinary gain (loss) ......................        --          (.06)        --            .78
      Change in accounting principle .................        --          --           (.92)        --
                                                          --------    --------     --------     --------
          Total diluted ..............................    $    .65    $    .24     $    .58     $   1.54
                                                          ========    ========     ========     ========


19. In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which will be adopted by the Company effective December 1, 2002, will require the Company to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. The Company will also be required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. The results of operations and financial position of the Company, therefore, will not be affected.




Ban(R) is a registered trademark of Kao Corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
General
-------
We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter healthcare products, toiletries and dietary supplements, including such categories as topical analgesics, skin care products, appetite suppressants and medicated dandruff shampoos. Our portfolio of products includes well-recognized brands, such as ICY HOT, ASPERCREME and FLEXALL topical analgesics; GOLD BOND medicated skin care powder, cream, lotion and spray products; PHISODERM medicated acne treatment products and skin cleansers; DEXATRIM appetite suppressants; and SELSUN BLUE medicated dandruff shampoos. Our products target niche markets that are often outside the core product areas of large companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories.

We have grown by actively acquiring new brands and expanding our existing brands. Our strategy to achieve future growth is to acquire new brands, generate profitable internal growth and expand our international business.

On March 28, 2002, we acquired the SELSUN BLUE line of medicated dandruff shampoos from Abbott Laboratories for $75.0 million in cash, plus $1.4 million for inventories and assumed liabilities of $1.2 million, which we financed with a $45.0 million term loan under our senior credit facility and $31.4 million of cash. We acquired the worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and manufacturing equipment. In 2001, SELSUN BLUE recorded $40.7 million in sales and product contribution of $13.5 million.

Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, will initially manufacture SELSUN BLUE for us domestically until June 2003, or such earlier date as we move production to our Chattanooga, Tennessee facilities, which we expect to do by the second quarter of 2003. Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, will manufacture SELSUN BLUE for us internationally until March 2004 or such earlier date as we enter our own agreements with foreign contract manufacturers. We will generally pay Abbott Laboratories 10% over standard manufacturing costs until we assume manufacturing or enter into our own third party agreements, except as discussed below. We will also rely on Abbott Laboratories to market, sell and distribute SELSUN BLUE products for us in most foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories will initially pay us a royalty equal to 28% of international net sales in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to the assumption of sales and marketing responsibility in such countries. Abbott Laboratories will pay all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these foreign countries. As we take over responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and we will record these international sales directly, as well as the costs and expenses associated with these sales. We expect to complete the transition for most key markets by the end of 2002 and for all other relevant foreign countries by March 2004. Total revenues for the three and nine months ended August 31, 2001 reflected our net sales, and total revenues for the three and nine months ended August 31, 2002 reflected both our net sales and royalty income from international sales of SELSUN BLUE.

In fiscal 2001 our international sales were $13.9 million, or 7.7% of net sales. In 2001 SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20.1 million, or approximately 50% of its total net sales. Our plan is to expand SELSUN BLUE's international presence both in existing and new markets. We also intend to leverage SELSUN BLUE's international marketing and distribution network to launch other brands in countries where they are not currently being sold.

Other key brand acquisitions include our acquisition of DEXATRIM, a line of appetite suppressants, ASPERCREME, CAPZASIN, SPORTSCREME and ARTHRITIS HOT, topical analgesics, in December 1998, and GOLD BOND, the leading medicated body powder in the United States, in 1996.

Product line extensions are a key element of our effort to generate profitable internal growth. In fiscal 1999 we introduced MUDD Self-Heating Skin Cleanser. In fiscal 2000 we introduced PHISODERM 4-Way Daily Acne Cleanser and PHISODERM Blemish Patch. During fiscal 2001 we introduced DEXATRIM Natural Ephedrine Free, ICY HOT Patch, BULLFROG Fast Blast and BULLFROG Sensitive Skin as line extensions. During the first quarter of fiscal 2002 we introduced DEXATRIM Results, GOLD BOND Foot Spray, PHISODERM Acne Body Wash and PHISODERM Acne Facial Masque, and we recently began shipping PHISODERM Clear Swab.

Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability.

We continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of these underperforming brands and redeploy the assets. For example, in September 2000 we sold the Ban product line of antiperspirants and deodorants for $160.0 million plus inventories and the assumption of certain liabilities, in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales. We used $52.2 million of the net proceeds from the sale of Ban to repay all of the outstanding indebtedness under our prior senior credit facility. In fiscal 2001 we sold Norwich aspirin for $1.1 million. In fiscal 1998 we sold the Cornsilk oil control makeup brand for $10.7 million, plus inventories and the assumption of certain liabilities. We recorded a loss on product divestitures in fiscal 2000 of $4.2 million related to the sale of Ban and $0.8 million in connection with the sale of Norwich aspirin.

In November 2000 we voluntarily withdrew our DEXATRIM products containing phenylpropanolamine, or PPA, from the market. As a result of the withdrawal, we recorded $8.4 million of charges, including a reserve of $5.6 million for estimated product returns and a write-down of $2.8 million for inventories. In fiscal 2000, sales of DEXATRIM containing PPA constituted approximately $18.0 million of the total DEXATRIM brand sales of $29.0 million. Despite the absence of sales of DEXATRIM containing PPA in fiscal 2001, total DEXATRIM sales in fiscal 2001 were $27.6 million, as a result of the growth of DEXATRIM Natural sales from $10.9 million in fiscal 2000 to $27.5 million in fiscal 2001.

We currently offer two versions of DEXATRIM: DEXATRIM Natural and DEXATRIM Results. Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine. We discontinued marketing of DEXATRIM products containing ephedrine as of the end of September 2002, without any material charges and/or reserves against sales.

On January 12, 2002 Kmart Corporation, a customer of ours representing approximately 5% of our fiscal 2001 consolidated net sales, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of filing Kmart Corporation owed us approximately $1.2 million. In the first quarter of 2002 we increased our allowance for doubtful accounts by $1.0 million for this potential loss. This bankruptcy filing did not impact the results of operations and financial position for fiscal 2001. In the second quarter of 2002 we sold the outstanding amounts of accounts receivable related to Kmart Corporation to Bank of America, N.A. for $0.4 million. We continue to sell to Kmart Corporation at decreased volume levels and as of August 31, 2002 our receivables from Kmart Corporation were approximately $1.1 million.

The Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, finalized EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in November 2000 and July 2001, respectively. EITF Issue No. 00-14 requires us to classify the reduction in or refund of the selling price of a product resulting from any cash sales incentives as a reduction of revenue. We adopted EITF Issue No. 00-14 beginning in the first quarter of fiscal 2002. In prior periods, we recognized all sales incentives as an advertising and promotion expense. This pronouncement has the effect of reducing net sales and advertising and promotion expense in comparison to prior years. Under the provisions of EITF Issue No. 00-25, we are required to reclassify certain marketing and selling expenses, previously classified under advertising and promotion expenses and selling expenses, respectively, as reductions of net sales. We adopted EITF Issue No. 00-25 beginning in the first quarter of fiscal 2002. Income statement information for the three and nine months ended August 31, 2001 has been restated to reflect the effect these pronouncements would have had if adopted for those periods. The amounts of these advertising, promotion and selling expenses for the three and nine months ended August 31, 2001 were $2.8 million and $11.0 million, respectively.

RESULTS OF OPERATIONS
---------------------
The following table sets forth, for income before extraordinary gain (loss) and change in accounting principle and for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues (consisting of net sales plus, for periods in fiscal 2002, royalties from international sales of SELSUN BLUE):

                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                      ENDED AUGUST 31,              ENDED AUGUST 31,
                                                   ----------------------        ----------------------
                                                   2002(1)        2001(1)        2002(1)        2001(1)
                                                    -----          -----          -----          -----
TOTAL REVENUES ...........................          100.0%         100.0%         100.0%         100.0%
                                                    -----          -----          -----          -----

COSTS AND EXPENSES:
  Cost of sales ..........................           27.2           28.0           28.4           29.0
  Advertising and promotion ..............           33.1           31.7           32.2           34.6
  Selling, general and administrative ....           15.4           20.1           16.9           17.8
                                                    -----          -----          -----          -----
    Total costs and expenses .............           75.7           79.8           77.5           81.4
                                                    -----          -----          -----          -----

INCOME FROM OPERATIONS ...................           24.3           20.2           22.5           18.6
                                                    -----          -----          -----          -----

OTHER INCOME (EXPENSE):
  Interest expense .......................           (8.3)         (11.0)          (9.1)         (12.2)
  Investment and other income, net .......             .1             .6             .2            1.4
                                                    -----          -----          -----          -----
     Total other income (expense) ........           (8.2)         (10.4)          (8.9)         (10.8)
                                                    -----          -----          -----          -----

INCOME BEFORE INCOME TAXES ...............           16.1            9.8           13.6            7.8


PROVISION FOR INCOME TAXES ...............            6.1            3.7            5.2            3.0
                                                    -----          -----          -----          -----

INCOME BEFORE EXTRAORDINARY
  GAIN (LOSS) AND CHANGE IN
  ACCOUNTING PRINCIPLE ...................           10.0%           6.1%           8.4%           4.8%
                                                    =====          =====          =====          =====

(1) Amounts for the three and nine months ended August 31, 2002 reflect the effect of the adoption of EITF Issue Nos. 00-14 and 00-25 and amounts for the three and nine months ended August 31, 2001 have been restated to reflect the effects these pronouncements would have had if adopted during those periods.

CRITICAL ACCOUNTING POLICIES
----------------------------
The selection and application of accounting principles and methods impact our financial results. Our most critical accounting policies are described below.

IMPAIRMENT TESTING OF INTANGIBLE ASSETS
---------------------------------------
In June 2001, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 142,"Goodwill and Other Intangible Assets". The provisions of SFAS No. 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. SFAS No.142 requires this testing to be performed at least annually. These impairment tests are impacted by judgments as to future cash flows and brand performance. For a further discussion of SFAS No.142, see Note 3 of Notes to Consolidated Financial Statements.

PRODUCT RETURN RESERVES
-----------------------
Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons. Examples include product damaged in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as a reserve against sales. We generally base this reserve on our historical return experience and sales volume. Significant judgment is required when estimating the reserves for product returns.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements filed as an exhibit to our Form 10-K report for the year ended November 30, 2001.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2002 AND 2001
---------------------------------------------------------
Our total revenues, comprised of net sales and royalty income from the international sales of SELSUN BLUE, in the third quarter of fiscal 2002 increased $19.2 million, or 42.5%, to $64.4 million from $45.2 million in the third quarter of fiscal 2001. Domestic sales increased $15.8 million, or 37.9%, to $57.4 million from $41.6 million. International sales, including royalties received from the SELSUN BLUE international sales, increased $3.4 million, or 95.1%, to $7.0 million, from $3.6 million in the third quarter of fiscal 2001. For purposes of this comparison, the prior year amounts have been restated to reflect the impact of EITF Issue Nos. 00-14 and 00-25.

For our domestic products, third quarter fiscal 2002 sales increases were recognized for the topical analgesic product group, which includes ICY HOT, ASPERCREME, FLEXALL, SPORTSCREME, CAPZASIN and ARTHRITIS HOT. The PHISODERM, DEXATRIM, GOLD BOND, BULLFROG, SUN-IN, ULTRASWIM AND HERPECIN-L brands also recognized sales increases. SUNSOURCE recognized a sales increase led by GARLIQUE. Sales declines were recorded for the PAMPRIN and PREMSYN PMS brands. Sales of our other products remained largely unchanged relative to the year-ago period.

The increased sales for our topical analgesic product group were led by sales increases of 34.7% for ICY HOT, 32.0% for ARTHRITIS HOT and 9.3% for ASPERCREME. ICY HOT sales benefited from the introduction of the ICY HOT Patch, which began shipping in the second quarter of fiscal 2001. The increase in sales of DEXATRIM and PHISODERM was primarily the result of the introduction of line extensions in the first quarter of fiscal 2002, specifically DEXATRIM Results, PHISODERM Acne Body Wash, PHISODERM Acne Facial Masque and the PHISODERM Clear Swab, which began shipping during June 2002. DEXATRIM, PHISODERM and GOLD BOND sales benefited from additional advertising and promotion support. The decline in PAMPRIN and PREMSYN PMS sales was primarily due to reduced advertising and promotion expenditures and intense competition in the menstrual products category. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

For our international products in the three months ended August 31, 2002, we realized sales increases of $1.5 million, or 73.3%, $0.6 million, or 42.7%, and $0.4 million, or 289.8%, for the United Kingdom, Canada and United States export operations, respectively. The increase in sales of the United Kingdom operation was largely associated with increased sales of the ICY HOT, ARTHRITIS HOT and ASPERCREME product lines. The increase in Canadian sales was primarily due to increased unit sales of PHISODERM, SUN-IN and SELSUN BLUE. The increase in sales of the United States export business was primarily related to the SELSUN BLUE product line.

Cost of sales as a percentage of total revenues decreased to 27.2% from 28.0% in the fiscal 2001 period. This decrease was primarily the result of a favorable change in product mix to higher gross margin product lines in the current period.

Our advertising and promotion expenses increased $7.0 million, or 48.6%, for the three months ended August 31, 2002 and were 33.1% of total revenue compared to 31.7% in the corresponding fiscal 2001 period. The increase as a percentage of sales was primarily due to the difference in the dollar amount of promotion costs reclassified out of advertising and promotion expense between 2002 and 2001, partially offset by the discontinuation of the amortization of intangible assets with indefinite lives and the inclusion of royalty income in the 2002 period. The increases in advertising and promotions expenditures related primarily to DEXATRIM, PHISODERM and GOLD BOND offset by declines in advertising and promotion expenses for PAMPRIN, the topical analgesics and certain SUNSOURCE products.

Domestic net sales of SELSUN BLUE are included in consolidated net sales since our acquisition of SELSUN BLUE on March 28, 2002. International results for SELSUN BLUE since March 28, 2002 have been reflected as royalty income.

The increase of $0.8 million, or 9.0%, in selling, general and administrative expenses for the three months ended August 31, 2002 was largely associated with increased field sales expenses as a result of increased sales, increased product liability insurance expense and the write-off of costs related to the Company's indefinitely postponed public equity offering. Our selling, general and administrative expenses were 15.4% of total revenues in the current period as compared to 20.1% in the same period last year. We anticipate that we will experience additional increases in insurance costs, despite reduced amounts and scope of coverage, as a result of product liability claims relating to DEXATRIM with PPA and the concern that other claims relating to DEXATRIM could be filed.

On June 17, 2002 the Company announced that it was commencing a public offering of 1,800,000 shares of its common stock through an underwriting group led by Banc of America Securities LLC. On June 28, 2002 the Company announced the postponment of the public offering, due to adverse market conditions. On September 12, 2002 the Company announced that it was considering the recommencement of the public offering. On September 24, 2002, however, the Company announced that it had postponed indefinitely any plans for the recommencement of the public offering, again due to unfavorable market conditions. Selling, general and administrative expenses for the third quarter of 2002 included $0.5 million of expenses related to the indefinitely postponed public offering.

Interest expense increased $0.4 million, or 8.4%, reflecting additional interest expense incurred related to borrowings under the new credit facility associated with the acquisition of SELSUN BLUE. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our net sales.

Investment and other income for the three months ended August 31, 2002 decreased $0.2 million, or 72.7%, due to the use of $31.4 million of cash to purchase SELSUN BLUE on March 28, 2002.

Income before extraordinary gain and change in accounting principle increased $3.7 million in the third quarter of fiscal 2002 as compared to the same period last year. This increase was largely the result of an increase in total revenues.

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key standard used by us to measure operating performance, but may not be comparable to similarly titled measures reported by other companies. EBITDA is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. EBITDA increased 47.1% to $16.7 million in the third quarter of fiscal 2002 as compared to $11.3 million in the third quarter of fiscal 2001. EBITDA margin increased from 22.9% of total revenues in the third quarter of fiscal 2001 to 24.8% of total revenues in the third quarter of fiscal 2002.

COMPARISON OF THE NINE MONTHS ENDED AUGUST 31, 2002 AND 2001
------------------------------------------------------------
Our total revenues, comprised of net sales and royalty income from the international sales of SELSUN BLUE, in the nine months ended August 31, 2002 increased $31.5 million, or 22.5%, to $171.5 million from $140.0 million in the first nine months of 2001. Domestic sales increased $26.5 million, or 20.4%, to $156.3 million from $129.8 million. International sales, including royalties received from the SELSUN BLUE international sales, increased $5.0 million, or 49.8%, from $10.2 million in the first nine months of fiscal 2001 to $15.2 million in the first nine months of fiscal 2002. For purposes of this comparison, the prior year amounts have been restated to reflect the impact of EITF Issue Nos. 00-14 and 00-25.

For our domestic products, for the nine months ended August 31, 2002, sales increases were recognized for the topical analgesic product group, which includes ICY HOT, ASPERCREME, FLEXALL, SPORTSCREME, CAPZASIN and ARTHRITIS HOT. The GOLD BOND, DEXATRIM, GARLIQUE and PHISODERM brands also recognized sales increases. Sales declines were recorded for our PAMPRIN, PREMSYN PMS, FLEXALL and MUDD brands. Sales of our other products remained largely unchanged.

The increased sales for our topical analgesic product group were led by sales increases of 57.9% for ICY HOT, 17.3% for ARTHRITIS HOT, 9.1% for ASPERCREME and 8.3% for CAPZASIN. ICY HOT sales benefited from the introduction of the ICY HOT Patch, which shipped beginning in the second quarter of fiscal 2001. The increase in sales of DEXATRIM and PHISODERM was primarily the result of the introduction of line extensions in the first and second quarter of fiscal 2002, specifically DEXATRIM Results, PHISODERM Acne Body Wash and PHISODERM Acne Facial Masque. The PHISODERM Clear Swab was introduced in June of 2002. PHISODERM, DEXATRIM, GOLD BOND, and GARLIQUE sales benefited from additional advertising and promotion support. The decline in

PAMPRIN and PREMSYN PMS sales was primarily due to reduced advertising and promotion expenditures and intense competition in the menstrual products category. Sales variances were largely the result of changes in volume of unit sales of the particular brands.

For our international products in the nine months ended August 31, 2002, we realized sales increases of $2.1 million, or 44.5%, $0.4 million, or 8.5%, and $0.7 million, or 97.3%, for the United Kingdom, Canada and United States export operations, respectively. The increase in sales of the United Kingdom operation was largely associated with increased sales of the ICY HOT, ARTHRITIS HOT and ASPERCREME product lines. The increase in Canadian sales was primarily due to increased sales of the GOLD BOND, PHISODERM and SELSUN BLUE product lines. The increase in sales of the United States export business was primarily related to the ICY HOT and SELSUN BLUE product lines.

Cost of sales as a percentage of total revenues decreased to 28.4% from 29.0% in the fiscal 2002 period due to a favorable change in the mix of products sold.

Our advertising and promotion expenses increased $6.8 million, or 14.1%, for the nine months ended August 31, 2002 and were 32.2% of total revenues compared to 34.6% in the corresponding fiscal 2001 period. The decrease as a percentage of sales was primarily due to the discontinuation of amortization of intangible assets with indefinite lives partially offset by an increase in advertising and promotional spending and the inclusion of royalty income in the 2002 period. Increases in these expenditures related primarily to DEXATRIM, GOLD BOND, HERPECIN-L and GARLIQUE offset by declines in advertising and promotion expenses for the PAMPRIN, PREMSYN PMS, topical analgesics, ULTRASWIM, BULLFROG and certain SUNSOURCE products.

Domestic net sales of SELSUN BLUE are included in consolidated net sales since our acquisition of SELSUN BLUE on March 28, 2002. International results for SELSUN BLUE since March 28, 2002 have been recorded as royalty income.

The increase of $4.0 million, or 16.0%, in selling, general and administrative expenses in the first nine months of fiscal 2002 was largely associated with increased freight costs and field sales expenses as a result of increased sales, increased product liability insurance expense, the addition of $1.0 million to the bad debts provision related to the Kmart bankruptcy and the write-off of costs related to the Company's postponed public offering of equity. Our selling, general and administrative expenses were 16.9% of total revenues in the current period as compared to 17.8% in the same period last year. We may continue to experience additional increases in insurance costs, despite reduced amounts and scope of coverage, as a result of product liability claims relating to DEXATRIM with PPA and the concern that other claims relating to DEXATRIM could be filed.

On June 17, 2002 the Company announced that it was commencing a public offering of 1,800,000 shares of its common stock through an underwriting group led by Banc of America Securities LLC. On June 28, 2002 the Company announced the postponment of the public offering, due to adverse market conditions. On September 12, 2002 the Company announced that it was considering the recommencement of the public offering. On September 24, 2002, however, the Company announced that it had postponed indefinitely any plans for the recommencement of the public offering, again due to unfavorable market conditions. Selling, general and administrative expenses for the third quarter of 2002 included $0.5 million of expenses related to the indefinitely postponed public offering.

Interest expense decreased $1.5 million, or 8.8%, reflecting primarily the retirement in fiscal 2001 of $99.6 million principal amount of our notes, offset in part by additional interest expense related to borrowings under the new senior credit facility associated with the acquisition of SELSUN BLUE.

Investment and other income for the nine months ended August 31, 2002 decreased $1.7 million, or 87.3%, largely as a result of a reduction in interest income due to the use of a major portion of the funds received from the sale of Ban in September 2000 to retire $99.6 million principal amount of our senior subordinated notes in fiscal 2001 and the use of $31.4 million of cash to purchase SELSUN BLUE on March 28, 2002.

Income before extraordinary gain and change in accounting principle increased $7.7 million in the first nine months of fiscal 2002 as compared to the same period last year. This increase was largely the result of an increase in total revenues.

A cumulative effect of change in accounting principle of $8.9 million, net of income tax benefit, was recorded in the nine months ended August 31, 2002. This charge, resulting from the write-off of a portion of the carrying value of indefinite lived intangible assets as required by SFAS No.142, primarily related to our SUNSOURCE product line which has experienced a decline in sales volume as compared to sales levels at the time of its initial purchase in 1997.

An extraordinary net gain from the early extinguishment of debt of $6.9 million, net of income taxes, was realized in the first nine months of fiscal 2001. This net gain resulted from the retirement of a portion of our senior subordinated notes in January and June 2001, respectively.

EBITDA for the nine months ended August 31, 2002 increased 27.4% to $41.6 million from $32.7 million for the nine months ended August 31, 2001. EBITDA margin increased to 22.8% from 21.3% of total revenues for the nine months ended August 31, 2002 as compared to the nine months ended August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We have historically financed our operations and acquisitions with a combination of internally generated funds and borrowings. Our principal uses of cash are working capital, servicing and repayments of long-term debt, acquisitions, repurchases of our common stock and capital expenditures.

Net cash provided by operations was $36.0 million and $14.9 million for the nine months ended August 31, 2002 and 2001, respectively. The increase was primarily the result of increases in income before extraordinary gain on the early extinguishment of debt and change in accounting principle, deferred income taxes and accrued liabilities partially offset by increases in all current assets, except cash and cash equivalents and refundable income taxes.

Net cash used in investing activities was $77.4 million and $0.2 million for the nine months ended August 31, 2002 and 2001, respectively. The increase in the use of cash for the nine months ended August 31, 2002 was primarily due to the acquisition of SELSUN BLUE in the second quarter of fiscal 2002.

Cash provided by financing activities was $40.4 million for the nine months ended August 31, 2002 as compared to net cash used in financing activities of $89.2 million in the nine months ended August 31, 2001. The funds provided in the fiscal 2002 period were primarily from borrowings for the acquisition of SELSUN BLUE and proceeds from the exercise of stock options, while the funds used in the fiscal 2001 period were principally for retirement of $29.1 million of the 12.75% notes and $70.5 million of the 8.875% notes.

The following table presents certain working capital data, in thousands of dollars, and ratios at August 31, 2002 and at November 30, 2001 or for the years then ended:

                                                                              August 31,        November 30,
                         Item                                                    2002               2001
                     ------------                                             ----------         ----------
   Working capital (current assets less current liabilities) ...........      $   37,556         $   53,579
   Current ratio (current assets divided by current liabilities) .......            1.72               3.20
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities) ........................            1.22               2.32
   Average accounts receivable turnover ................................            8.40               6.44
   Average inventory turnover ..........................................            4.41               3.58
   Working capital as a percentage of total assets .....................           10.08%             17.88%

Decreases in the current ratio, quick ratio and working capital at August 31, 2002 as compared to November 30, 2001 were primarily the result of an increase in the current portion of long-term debt from the acquisition of SELSUN BLUE on March 28, 2002 and an increase in accounts payable and accrued liabilities partially offset by an increase in all current assets, except cash and cash equivalents and refundable income taxes.

Days' sales outstanding in accounts receivable were 39 at the end of the third quarter of fiscal 2002, as compared to 44 at the end of the third quarter of fiscal 2001. This decrease is due to improved accounts receivable collections. Days' sales outstanding were down slightly from the fiscal 2001 year-end level of 42, reflecting better than anticipated collections of seasonal receivables, which have longer payment terms.

On January 17, 2001 we completed the consent solicitation and tender offer pursuant to which we retired $70.5 million principal amount of our 8.875% notes and $7.4 million principal amount of our 12.75% notes. The consideration paid for the consent solicitation and tender offer was $64.9 million, which was provided by the proceeds of our divestiture of the Ban product line in fiscal 2000. An extraordinary gain on the early extinguishment of debt of $7.6 million, net of income taxes, was recognized in the first six months of fiscal 2001. On June 15, 2001 we retired all of the remaining outstanding principal balance of $21.7 million of our 12.75% notes and accrued interest thereon. In connection with the retirement of our 12.75% notes, we recognized a loss on the early extinguishment of debt of $0.6 million, net of income tax benefit, in the third quarter of fiscal 2001. This loss primarily consisted of the premium paid on the retirement of the notes and the write-off of related unamortized deferred issuance and initial discount costs.

Our total long-term debt outstanding at November 30, 2001 was $204.7 million. On March 28, 2002, we obtained a $60.0 million senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A. The credit facility includes a $15.0 million revolving credit line and $45.0 million of term loans. Borrowings of $45.0 million under the term loans of our credit facility together with cash of $31.4 million were used to finance the acquisition of SELSUN BLUE. We prepaid $6.5 million of principal on the term loans during the second quarter of 2002 and made a regularly scheduled principal payment of $1.5 million during the third quarter of 2002. For a description of our senior credit facility, see note 15 of our unaudited consolidated financial statements. The weighted average interest rate under our senior credit facility term loans on August 31, 2002 was 4.81%. As of August 31, 2002, there was $37.0 million outstanding under our senior credit facility. As of August 31, 2002, $15.0 million was available for borrowing under the revolving credit portion of our senior credit facility.

In fiscal 1999, our board of directors authorized repurchases of our common stock of up to $10.0 million in the aggregate. In April 2000, our board of directors authorized repurchases of up to an additional $10.0 million of our common stock. Under these authorizations, 172,500 shares at a cost of $3.9 million were repurchased in fiscal 1999, 876,500 shares at a cost of $9.5 million were repurchased in fiscal 2000 and 14,000 shares at a cost of $0.2 million were repurchased in fiscal 2001. In the nine months ended August 31, 2002 we repurchased, and returned to unissued, 79,200 shares for $1.7 million. As of August 31, 2002, the remaining amount authorized by our board of directors under our stock buyback plan was $4.8 million; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture for our 8.875% notes and our senior credit facility.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolver of our senior credit facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. Any acquisitions that we make in the future may require us to obtain additional financing.

CONTRACTUAL OBLIGATIONS
-----------------------
The following data summarizes our contractual obligations, in thousands of dollars, as of August 31, 2002. We had no commercial obligations at that date.

                                                                             Payments due by period
                                                   ------------------------------------------------------------------------
                                                                   Within 1         Years           Years           After
                                                     Total           year            2-3             4-5           5 years
                                                   --------        --------        --------        --------        --------
Contractual Obligations:
  Long-term debt (1) ......................        $241,538        $  7,000        $ 17,500        $ 12,500        $204,538
  Operating leases ........................           2,338             291             403             368           1,276
                                                   --------        --------        --------        --------        --------
    Total contractual cash obligations ....        $243,876        $  7,291        $ 17,903        $ 12,868        $205,814
                                                   ========        ========        ========        ========        ========

(1) Long-term debt consists of borrowings under our senior credit facility and our 8.875% notes.

FOREIGN OPERATIONS
------------------
Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in foreign exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No.52, "Foreign Currency Translation". For the years ended November 30, 2001 and 2000 these subsidiaries accounted for 7.1% and 6.6% of total revenues, respectively, and 3.5% and 2.0% of total assets, respectively. For the nine months ended August 31, 2002 and 2001 these subsidiaries accounted for 7.0% and 6.8% of total revenues, respectively, and 3.3% and 3.2% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the United Kingdom or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payment between us and our two foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 90 foreign countries, and had $20.1 million of international sales in 2001, our international operations will expand significantly, which will increase our exposure to fluctuations in foreign exchange rates. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results, although with our acquisition of SELSUN BLUE we expect this impact to increase. Losses, in thousands of dollars, of $7 and $20 for the years ended November 30, 2001 and 2000, respectively, and a gain of $58 and a loss of $2 for the nine months ended August 31, 2002 and 2001, respectively, resulted from foreign currency transactions. See "Foreign Currency Translation " of Note 2 of Notes to Consolidated Financial Statements filed as an exhibit to our Form 10-K report for the year ended November 30, 2001.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In September 2000, the EITF of the FASB reached a final consensus on EITF Issue No. 00-10,"Accounting for Shipping and Handling Fees and Costs ". EITF Issue No. 00-10 was effective beginning in the fourth quarter of fiscal 2001 and addressed the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that includes them. Costs incurred related to shipping and handling included in revenues were required to be reclassified to cost of sales. We currently classify shipping and handling costs as a selling expense. The amount of shipping and handling costs included in selling expense was $1.4 million and $1.3 million for the three months ended August 31, 2002 and 2001, respectively, and $4.5 million and $4.1 million for the first nine months of fiscal 2002 and 2001, respectively. The adoption of this pronouncement in fiscal 2001 did not have an impact on our results of operations or financial position.

In November 2000, the EITF finalized EITF Issue No. 00-14,"Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, rebates, "buy-one-get-one-free" promotions and generally any other offers that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate. Under EITF Issue No. 00-14 the reduction in or refund of the selling price of the product or service resulting from any cash sales incentives should be classified as a reduction of revenue. In prior periods, we recognized all sales incentives as an advertising and promotion expense. Although this pronouncement has not had any impact on our operating income or financial position, the presentation prescribed has the effect of reducing net sales and advertising and promotion expense in comparison to prior years. We adopted EITF Issue No. 00-14 beginning in the first quarter of fiscal 2002. See Note 2 of our audited and unaudited financial statements for the impact of the adoption of this pronouncement.

In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives resulting from acquired brands for accounting purposes and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets. The discontinuation of this amortization favorably affected net income in the third quarter of fiscal 2002 by $.9 million, net of income tax benefit, or $.09 per diluted share, and favorably impacted the nine months ended August 31, 2002 by $2.6 million, or $.27 per diluted share. Also in connection with the adoption of SFAS No.142, we obtained independent appraisals to determine the fair value of the intangible assets at December 1, 2001 and compared their fair values with the carrying values to determine the write-down of $8.9 million, net of income tax benefit of $5.4 million, or $.92 per diluted share. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume from the sales level at its initial purchase in 1997. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the nine months ended August 31, 2002.

In July 2001, the EITF finalized EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". Under the provisions of EITF Issue No. 00-25 we are required to reclassify certain marketing and selling expenses as reductions of net sales. Our operating income and financial position, therefore, will not be affected. We adopted EITF Issue No. 00-25 beginning in the first quarter of fiscal 2002. See Note 2 of our notes to our audited and unaudited financial statements for the impact of the adoption of this pronouncement.

In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections", or SFAS 145. SFAS 145, which will be adopted by the Company effective December 1, 2002, will require the Company to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. The Company will also be required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. The results of operations, financial position and cash flows of the Company, therefore, will not be affected.

FORWARD LOOKING STATEMENTS
--------------------------
The Company may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to, existing and possible future product liability claims relating to the prior existence of PPA in DEXATRIM; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products without PPA; the lack of availability, limits of coverage and expense related to product liability insurance; the possibility of other product liability claims, including claims relating to the existence of ephedrine in DEXATRIM products; the impact of brand acquisitions and divestitures; the impact of gains or losses resulting from product acquisitions or divestitures; extraordinary gains or losses resulting from financings or debt repayments; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; the Company's ability to integrate SELSUN BLUE into its own operations; the Company's ability to sell and market SELSUN BLUE internationally where its has only limited experience and infrastructure; constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged; debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding the Company's products; dependence on third party manufacturers; environmental matters; and other risks described in the Company's Securities and Exchange Commission filings.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filing under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

            During the third quarter of fiscal 2002, the Company granted a total of 28,000 options to acquire shares of the Company's common stock to three newly-hired officers or employees of the Company. Because of the limited number of shares available under the Company's option plans for which registration statements have been filed pursuant to Form S-8, the shares to be acquired pursuant to the options have not been registered under the Securities Act in reliance upon exemptions from such registration requirements. The terms of each of the option grants are identical to option grants under the Company's option plans that are the subject of registration statements filed under the Securities Act. The Company intends to register the shares subject to the options in a subsequently filed registration statement under the Securities Act of 1933.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

            See Note 11 of Notes to Consolidated Financial Statements included to Part 1, Item 1 of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

      (a)   Exhibits:
            NONE

      (b) The following Form 8-K reports and amendments to a previously filed Form 8-K report were filed with the Securities and Exchange Commission during the three months ended August 31, 2002:

            Form 8-K, filed June 18, 2002, relating to the re-audit by Ernst & Young LLP, independent public accountants, of the Company's financial statements for fiscal 2001.

            The following amendments to Form 8-K, filed April 10, 2002, relating to the acquisition of SELSUN BLUE and the related financing arrangements:
                        Form 8-K/A, Amendment No. 1, filed June 10, 2002.
                        Form 8-K/A, Amendment No. 2, filed June 17, 2002.
                        Form 8-K/A, Amendment No. 3, filed July 3, 2002.

            Form 8-K, filed September 17, 2002, related to the sale of shares of the Company's common stock by three affiliates of the Company.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                CHATTEM, INC.
                                                (Registrant)


Dated:  October 15, 2002              \s\ A. Alexander Taylor II
        ----------------              --------------------------
                                      A. Alexander Taylor II
                                      President and Director
                                      (Chief Operating Officer)


Dated:  October 15, 2002              \s\ Richard D. Moss
        ----------------              ---------------------------------
                                      Richard D. Moss
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                                CERTIFICATIONS

I, Zan Guerry, Chairman and Chief Executive Officer, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Chattem, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusion about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002
       ----------------

                                            /s/ Zan Guerry
                                            ------------------------------------
                                            Zan Guerry, Chairman and
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Richard D. Moss, Vice President and Chief Financial Officer, certify that:

   1.  I have reviewed this quarterly report on Form 10-Q of Chattem, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusion about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002
       ----------------



                                            /s/ Richard D. Moss
                                            ------------------------------------
                                            Richard D. Moss, Vice President and
                                            Chief Financial Officer