Form 10-K
period 2002-11-30
CHATTEM INC
filed 2003-02-27
CIK 19520

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


FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002      COMMISSION FILE NUMBER 0-5905


                                  CHATTEM, INC.
                        --------------------------------
                             A TENNESSEE CORPORATION
                   IRS EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        -------------------                           -------------------
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

THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT).

DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K WILL NOT BE CONTAINED IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

AS OF FEBRUARY 21, 2003 THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $186,611,549. FOR PURPOSES OF THIS COMPUTATION, ALL EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT BENEFICIAL OWNERS OF THE COMMON STOCK OF THE REGISTRANT HAVE BEEN DEEMED TO BE AFFILIATES. SUCH DETERMINATION SHALL NOT BE DEEMED TO BE AN ADMISSION THAT SUCH OFFICERS, DIRECTORS OR FIVE PERCENT OWNERS ARE IN FACT AFFILIATES OF THE REGISTRANT. AS OF FEBRUARY 21, 2003 19,120,845 SHARES OF COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR ENDED NOVEMBER 30, 2002 (THE "2002 ANNUAL REPORT TO SHAREHOLDERS") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED MARCH 10, 2003 (THE "PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

         We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter healthcare products, toiletries and dietary supplements, in such categories as topical analgesics, skin care products, appetite suppressants and medicated dandruff shampoos. Our product portfolio includes well-recognized brands, such as:

         o  ICY HOT, ASPERCREME and FLEXALL topical analgesics;

         o GOLD BOND medicated skin care powder, cream, lotion and spray products;

         o  PHISODERM medicated acne treatment products and skin cleansers;

         o  DEXATRIM appetite suppressants; and

         o  SELSUN BLUE medicated dandruff shampoos.

         Our products target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which constituted 30.6% of our total revenues in fiscal 2002. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

         Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products. On March 28, 2002, we acquired the SELSUN BLUE line of medicated dandruff shampoos from Abbott Laboratories, expanding our brand portfolio into another attractive niche category. We intend to leverage our marketing, distribution, product development and manufacturing capabilities to improve on SELSUN BLUE'S strong existing franchise. We expect to continue to make brand acquisitions, such as SELSUN BLUE, as larger consumer products and pharmaceutical companies rationalize their product portfolios.

GROWTH STRATEGY
---------------

         Our strategy to achieve future growth is to acquire new brands, generate profitable internal growth and expand our international business.

         ACQUISITIONS. We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are highly responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals. We believe we will continue to have opportunities to acquire attractive brands in niche markets, especially as larger consumer products and pharmaceutical companies rationalize their product portfolios.

         BRAND MANAGEMENT AND GROWTH. We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions, while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities, as evidenced by our recent hiring of a vice president of research and development and a product development director, who have extensive experience at larger consumer products and pharmaceutical companies. In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of these under-performing brands and redeploy the assets. For example, in fiscal 2000 we sold the Ban product line of antiperspirants and deodorants in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales.

         EXPANSION OF INTERNATIONAL BUSINESS. In fiscal 2002, our international revenues were $21,000,000, or 9.4% of total revenues. We believe that our acquisition of SELSUN BLUE and our recent hiring of an experienced vice president of international operations will allow us to expand our international presence. In 2001, SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20,100,000, or approximately 50% of its total net sales. We plan to focus our efforts on expanding SELSUN BLUE'S international presence in the existing key markets, as well as new markets such as China and Japan. As we initially focus on the existing key markets, we may discontinue the sale of SELSUN BLUE in certain smaller markets and may experience a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE's international marketing and distribution network to launch our other brands in countries where they are not currently sold.

DEVELOPMENTS DURING FISCAL 2002
-------------------------------

         Fiscal 2002 was highlighted by our acquisition of the SELSUN BLUE line of medicated dandruff shampoos from Abbott Laboratories. On March 28, 2002, we acquired SELSUN BLUE from Abbott Laboratories for $75,000,000 plus inventories of $1,380,000 and assumed liabilities of $1,178,000. We financed the acquisition with a $45,000,000 term loan under our senior credit facility and $31,380,000 of cash. We acquired the worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment.

         Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, are manufacturing the product for us domestically until June 2003, or such earlier date as we move production to our Chattanooga, Tennessee facilities, and internationally until March 2004, or such earlier date as we enter into our own agreements with contract manufacturers. Certain of the SELSUN BLUE product lines are presently being manufactured at our facilities. We generally pay Abbott Laboratories 10% over standard manufacturing costs. Abbott Laboratories is also marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories pays us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott Laboratories will pay all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and we will record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004.

         In 2001, SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20,100,000, or approximately 50% of its total net sales. We plan to focus our efforts on expanding SELSUN BLUE's international presence in the existing key markets, as well as new markets such as China and Japan. As we initially focus on the existing key markets, we may discontinue the sale of SELSUN BLUE in certain smaller markets and may experience a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE's international marketing and distribution network to launch other brands in countries where they are not currently being sold.

         On March 28, 2002, we obtained a $60,000,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent. The senior credit facility includes a $15,000,000 revolving credit facility and a $45,000,000 term loan. The senior credit facility together with our available cash was used to finance the acquisition of SELSUN BLUE.

         Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine, and on September 20, 2002 we discontinued the manufacturing and shipment of DEXATRIM Natural and DEXATRIM Results containing ephedrine. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine.

         On January 12, 2002, Kmart Corporation, a customer of ours representing approximately 5% of our fiscal 2001 consolidated total revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. At the time of the filing, Kmart Corporation owed us approximately $1,200,000. In the first quarter of 2002, we increased our allowance for doubtful accounts by $1,000,000 for this potential loss. In the second quarter of fiscal 2002, we sold the $1,200,000 of accounts receivable related to Kmart Corporation to Bank of America, N.A. for approximately $0.34 for each $1.00. We continue to sell to Kmart Corporation at decreased volume levels and as of November 30, 2002 our receivables from Kmart Corporation were $796,000.

         On October 29, 2002, our board of directors approved a two-for-one stock split of our common stock by means of a stock dividend of one share for each share held by shareholders of record on November 15, 2002 with a distribution date of November 29, 2002. As a result of the stock split, the number of outstanding shares of our common stock doubled.

         During fiscal 2002, we repurchased, and returned to unissued, 79,200 shares of our common stock for $1,650,000 in accordance with our previously announced stock buyback program.

         We will continue to seek sales increases through a combination of acquisitions and internal growth while maintaining high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and development of successful line extensions. During fiscal 2002, we introduced DEXATRIM Results, GOLD BOND Foot Spray, PHISODERM CLEAR CONFIDENCE Acne Body Wash, PHISODERM CLEAR CONFIDENCE Acne Facial Masque and PHISODERM CLEAR CONFIDENCE Clear Swab. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales and/or earnings. As a result, we may experience a short-term impact on our profitability due to acquisitions and line extensions.

PRODUCTS
--------

We currently market a diverse and broad portfolio of branded over-the-counter healthcare products, toiletries and dietary supplements, in such categories as topical analgesics, skin care products, appetite suppressants and medicated dandruff shampoos. Our branded products by category consist of:

--------------------------------------------------------------------------------
CATEGORY AND BRANDS         PRODUCT DESCRIPTION
-------------------         -------------------

TOPICAL ANALGESICS
 ICY HOT                    Dual action muscular and arthritis pain relievers
 ASPERCREME                 Odor-free arthritis pain reliever
 FLEXALL                    Aloe-vera based pain reliever
 CAPZASIN                   Deep penetrating, odor-free arthritis pain reliever
 SPORTSCREME                Muscular pain reliever
 ARTHRITIS HOT              Value-priced arthritis pain reliever

SKIN CARE PRODUCTS
 GOLD BOND                  Medicated powder, cream, lotion and spray products
 PHISODERM                  Medicated acne treatment products and skin cleansers
 MUDD                       Facial deep cleanser

APPETITE SUPPRESSANTS
 DEXATRIM                   Diet pills

MEDICATED DANDRUFF SHAMPOOS
 SELSUN BLUE                Medicated dandruff shampoos

DIETARY SUPPLEMENTS
 GARLIQUE                   Garlic tablets
 MELATONEX                  Sleep aid
 NEW PHASE                  Menopausal supplement
 REJUVEX                    Menopausal supplement
 OMNIGEST EZ                Digestive aid
 PROPALMEX                  Prostate Health

INTERNAL ANALGESICS
 PAMPRIN                    Menstrual pain reliever
 PREMSYN PMS                Premenstrual pain reliever

SEASONAL PRODUCTS
 BULLFROG                   Sunscreens and sunblocks
 SUN-IN                     Spray-on hair lightener
 ULTRASWIM                  Chlorine-removing shampoo, conditioner and soap

OTHER PRODUCTS
 HERPECIN-L                 Cold sore lip balm
 BENZODENT                  Denture pain relief cream
--------------------------------------------------------------------------------

         TOPICAL ANALGESICS

         Our portfolio of topical analgesics contains a variety of brands, each with characteristics designed to meet the demands of different end users. ICY HOT, available in a cream, balm, patch and stick form, is a dual action, extra strength muscular and arthritis pain reliever that appeals to a large group of users, ranging from young athletes to older consumers desiring to maintain an active lifestyle. We introduced the ICY HOT Patch in fiscal 2001 to offer concentrated pain relief in an easy to apply patch form. ASPERCREME provides odor-free pain relief for sufferers of arthritis or other chronic pain. FLEXALL is marketed toward those who seek an aloe vera based pain reliever for conditions such as chronic back pain or muscle strain. CAPZASIN is an arthritis pain reliever that contains capsicin, the active ingredient that doctors recommend most for arthritis sufferers.

         SKIN CARE PRODUCTS

         The GOLD BOND brand, which is more than one hundred years old, competes in the adult and baby medicated powder, foot powder and spray, therapeutic lotion, anti-itch cream and antibiotic ointment markets. GOLD BOND is the leading brand in the medicated body powder category in the United States. We have grown the GOLD BOND franchise through successful line extensions and plan to introduce additional new products under our GOLD BOND brand to drive future growth. In fiscal 1997 we added GOLD BOND Foot Powder and in fiscal 1998 GOLD BOND Medicated Body Lotion as line extensions. GOLD BOND Antibiotic Ointment was introduced during the first quarter of fiscal 1999, while GOLD BOND Sensitive Skin Body Lotion was added to the product line in fiscal 2000. In the first quarter of fiscal 2002, we introduced GOLD BOND Foot Spray, an aerosol delivery form of our successful foot powder, to meet the needs of customers who desire the same efficacy found in other GOLD BOND products, but prefer a spray form.

         PHISODERM is a line of medicated acne treatment products and skin cleansers. In fiscal 2001, we continued to focus on the growing acne portion of the business with our introduction of the 4-Way Daily Acne Cleanser. In the first quarter of fiscal 2002, we further expanded our line of acne treatment products with the introduction of PHISODERM Acne Body Wash and PHISODERM Acne Facial Masque, and we recently began shipping PHISODERM Clear Swab, which incorporates a patented swab delivery system that we license on a non-exclusive basis from the patent holder. The line also includes several formulas of liquid skin cleansers, including one for infants. The entire PHISODERM line has recently been repackaged in clear, contemporary looking packaging.

         MUDD is a line of deep cleaning clay based products for the face. Target consumers for MUDD are women between the ages of 18 and 49. MUDD Masque is available in four formulas and is a strong market leader in the masque category.

         APPETITE SUPPRESSANTS

         DEXATRIM, acquired in December 1998, is a leading brand in the diet pill category. In fiscal 2001, DEXATRIM enjoyed strong growth in the herbal diet aid category with DEXATRIM Natural. We currently offer two versions of DEXATRIM:
DEXATRIM Natural, a drug-free, all natural, dietary supplement available in green tea and caffeine free versions, and DEXATRIM Results, a nutrition based weight control product which contains vitamins and minerals. We introduced DEXATRIM Results in the first quarter of fiscal 2002. Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine, and discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. We discontinued marketing DEXATRIM with phenylpropanolamine ("PPA") in November 2000.

         MEDICATED DANDRUFF SHAMPOOS

         In March 2002, we purchased the SELSUN BLUE line of medicated dandruff shampoos from Abbott Laboratories. SELSUN BLUE was introduced in 1953 as a prescription product and was converted to an over-the-counter product in 1974. SELSUN BLUE is a well recognized brand name in the medicated dandruff shampoo market. SELSUN BLUE is positioned as a medicated dandruff shampoo which is the higher end, more efficacious segment of the dandruff treatment market. SELSUN BLUE is marketed and sold in the United States and in approximately 90 foreign countries.

         DIETARY SUPPLEMENTS

         We compete in the dietary supplements category with our SUNSOURCE line of products. GARLIQUE garlic tablets support cardiovascular health and are positioned in the market place as a "one per day" high potency garlic supplement. Most major GARLIQUE competitors require multiple daily doses. NEW PHASE is a menopausal supplement which helps relieve hormonal imbalance and discomfort associated with menopause. NEW PHASE contains 80 milligrams per tablet of natural phytoestrogens, double the isoflavone content of many leading brands. OMNIGEST EZ contains a blend of seven plant derived digestive enzymes that work along with the digestive enzymes produced by one's own body to aid in the digestion of fats, proteins, carbohydrates, cellulose, and dairy products.

         INTERNAL ANALGESICS

         PAMPRIN is a combination drug targeted towards relief of menstrual symptoms. PREMSYN PMS is targeted towards the specific symptoms of premenstrual syndrome.

         SEASONAL PRODUCTS

         We market several seasonal brands, the bulk of whose sales typically occur in the first two quarters of our fiscal year. Our seasonal brands include BULLFROG, our line of waterproof sunscreens and sunblocks, ULTRASWIM, our line of chlorine-removing shampoos, conditioners and soaps, and SUN-IN, a hair lightener.

         OTHER PRODUCTS

         Our remaining products are smaller brands in a variety of niche markets. We generally attempt to maintain market share for these brands, while focusing the bulk of our marketing and product development efforts on our major brands. These smaller brands include HERPECIN-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and BENZODENT, a dental analgesic cream for pain related to dentures.

INTERNATIONAL
-------------

         Historically, our international business has been concentrated in Canada, Europe and Central and South America, and represented 9.4% of our total revenues in fiscal 2002. Following our acquisition of SELSUN BLUE, which is sold in approximately 90 foreign countries and had $20,100,000 of international sales in 2001, our international business will be significantly larger. We plan to focus our efforts on expanding SELSUN BLUE'S international presence in the existing key markets, as well as new markets such as China and Japan. As we initially focus on the existing key markets, we may discontinue the sale of SELSUN BLUE in certain smaller markets and may experience a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE'S international marketing and distribution network to launch some of our other brands in countries where they are not currently being sold. We have recently hired an experienced vice president of international operations to manage SELSUN BLUE'S international growth and develop new business opportunities for our existing brands. Abbott Laboratories is marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributor arrangements are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories pays us royalties based on international net sales of SELSUN BLUE. As we take over responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates and we record these international sales directly as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004. We have recently entered into distributor agreements for the distribution of SELSUN BLUE in Mexico, Italy and Australia and in parts of Asia previously covered by Abbott Laboratories.

         Additional financial information regarding our geographic segments, domestic and international, is provided in our financial statements that are included in our 2002 Annual Report to Shareholders. See Note 13 of Notes to Consolidated Financial Statements.

MARKETING, SALES AND DISTRIBUTION
---------------------------------

         ADVERTISING AND PROMOTION

         We aggressively seek to build brand awareness and usage through extensive and cost effective advertising strategies that emphasize the strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were 30.6% of total revenues in fiscal 2002.

         We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions, while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We rely principally on television and radio advertising and to a lesser extent print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support new brands and product line extensions, as well as increase market penetration of existing brands.

         We work directly with retailers to develop promotional calendars and campaigns for each brand, customizing the promotion to the particular requirements of the individual retailer. These programs, which include cooperative advertising, temporary price reductions, in-store displays and special events, are designed to obtain or enhance distribution at the retail level and to reach the ultimate consumers of the product. We also utilize consumer promotions such as coupons, samples and trial sizes to increase the trial and consumption of the products.

         CUSTOMERS

         Our customers consist of mass merchandiser, drug and food retailers in the United States, including Wal-Mart Stores, Inc., Walgreen Co. and The Kroger Co. In fiscal 2002, our ten largest customers represented approximately 59% of total revenues, and our 20 largest customers represented approximately 73% of total revenues, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Our fiscal 2002 sales to Wal-Mart Stores, Inc. accounted for approximately 28% of total revenues. No other customer accounts for more than 10% of consolidated total revenues. Shoppers Drug Mart, a Canadian retailer, accounts for more than 10% of international sales. Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

         SALES AND DISTRIBUTION

         We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of over 50 people serves our largest accounts on an individual basis and our smaller accounts on a regional basis. Our internal sales force accounts for 95% of domestic dollar sales. For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 80% of our domestic orders are received electronically through our electronic data interchange, or EDI, system and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis, helping both our sales people and our customers to understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, primarily for seasonal products, we allow our customers to return unsold merchandise and, for seasonal products, we provide extended payment terms to our customers.

         Internationally, our products are sold by a national broker in Canada and by distributors in Western Europe (other than the United Kingdom) and Central and South America. In the United Kingdom, we sell our products directly to the major accounts and engage national brokers to service the remaining accounts. Abbott Laboratories is marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributor arrangements are in place and any applicable marketing permits are transferred. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004. We recently entered into distributor agreements for the distribution of SELSUN BLUE in Australia and in parts of Asia previously covered by Abbott Laboratories.

         Most of our products, including those manufactured by third party manufacturers, are currently shipped from a leased warehouse located in Chattanooga, Tennessee. We also use a third party logistics service located in California to warehouse and distribute our products to the West coast area. We use outside carriers to transport our products. We do not generally experience wide variances in the amount of inventory we maintain. At present, we have no significant backlog of customer orders and are promptly meeting customer requirements.

MANUFACTURING AND QUALITY CONTROL
---------------------------------

         We currently manufacture approximately 65% of the sales volume of our products at our two Chattanooga, Tennessee facilities. The balance of our products are manufactured by third party contract manufacturers, including our GOLD BOND medicated powders and spray, the ICY HOT Patch, HERPECIN-L, DEXATRIM, the PHISODERM Clear Swab and our SUNSOURCE line of dietary supplements. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively small cost. We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

         Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, are manufacturing SELSUN Blue products for us until we move domestic production to one of our Chattanooga, Tennessee facilities, which we expect to complete by June 2003; certain of the SELSUN BLUE product lines are presently being manufactured at our facilities. Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, will manufacture SELSUN BLUE internationally for us until March 2004 or until we enter our own agreements with foreign contract manufacturers. Abbott Laboratories is not required to continue manufacturing SELSUN BLUE for us after June 2003 for domestic manufacturing or after March 2004 for international manufacturing.

         To monitor the quality of our products, we maintain an internal quality control system supported by an onsite microbiology laboratory. We have quality control inspectors who regularly test our products and processes, and shepherd the products through the manufacturing cycle. Consultants also are employed from time to time to test our quality control procedures and the compliance of our manufacturing operations with FDA regulations. We rely on our third party manufacturers to comply with applicable current good manufacturing practices.

         We purchase raw materials and packaging materials from a number of third party suppliers, primarily on a purchase order basis. Except for pamabrom and pyrilamine maleate, active ingredients used in our PAMPRIN and PREMSYN PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

PRODUCT DEVELOPMENT
-------------------

         We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an increased emphasis on new product development as evidenced by our recent hiring of a vice president of research and development and a product development director, both of whom have extensive experience at large consumer products and pharmaceutical companies. We currently employ 19 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $1,761,000 in fiscal 2002.

COMPETITION
-----------

         We compete in the over-the-counter health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the over-the-counter market, often accompanied by major advertising and promotional support. Our competitors include large over-the-counter pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Twin Lab, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. Our competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than we. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

TRADEMARKS AND PATENTS
----------------------

         Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market except for PHISODERM, which we license from Valmont, Inc. under a perpetual royalty free license. In fiscal 2002, substantially all of our total revenues were from products bearing proprietary or licensed brand names.

Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND, ICY HOT, DEXATRIM, SELSUN BLUE and PHISODERM.

         Our principal brand names are registered trademarks in the United States and certain foreign countries. We maintain, or have applied for, patent and copyright protection in the United States relating to certain of our existing and proposed products and processes. We license the patented swab delivery system used in our PHISODERM Clear Swab on a non-exclusive basis from the patent holder. We also license other intellectual property from third parties that is used in certain of our products. The sale of these products relies on our ability to maintain and extend our licensing agreements with these third parties.

GOVERNMENT REGULATION
---------------------

         The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including, but not limited to:

         o     the United States Food and Drug Administration;

         o     the Federal Trade Commission;

         o     the Drug Enforcement Administration;

         o     the Consumer Product Safety Commission;

         o     the United States Postal Service;

         o     the Environmental Protection Agency; and

         o     the Occupational Safety and Health Administration.

         These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the United States Food and Drug Administration, or the FDA, regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, over-the-counter and prescription drugs, medical devices and cosmetics. In addition, the Federal Trade Commission, or FTC, has primary jurisdiction to regulate the advertising of over-the-counter drugs, dietary supplements, functional toiletries and skin care products.

         The Federal Food, Drug and Cosmetic Act, or FDC Act, defines a "new drug" as a drug that is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions stated in its labeling. A drug might also be a new drug if it has not been used, outside of clinical investigations, to a material extent or for a material time under conditions described for a product. Under the FDC Act, all new drugs, including over-the-counter products, are subject to premarket approval by the FDA under the new drug application, or NDA, process. However, a drug that is generally regarded as safe and effective is not a "new drug," and therefore does not require premarketing approval.

         The FDA adopted an administrative process, the OTC Drug Review, to determine which active ingredients and indications are safe and effective for use in over-the-counter products. With the aid of independent expert advisory review panels, the FDA develops rules, referred to as monographs, that define categories of safe and effective over-the-counter drugs. The monographs group drug products into therapeutic classes, such as over-the-counter external analgesics. Products that comply with monograph conditions do not require pre-marketing approval from the FDA.

         The FDA has finalized some monographs for certain categories of over-the-counter drugs, such as drug products for the control of dandruff and topical acne drug products. If a product is marketed beyond the scope of a particular final monograph, such as making a labeling claim not covered by the monograph, the FDA will consider the product to be unapproved and misbranded and can take enforcement action against the drug company and product including, but not limited to, issuing a warning letter or initiating a product seizure. In order to market a product covered by a final monograph for a formulation or use outside the monograph, a company must submit a marketing application to the FDA.

         There are several categories of over-the-counter drugs where the FDA has not completed its review, such as for external analgesics. In such cases, the FDA has established tentative final monographs. These tentative final monographs are similar to final monographs in that they establish conditions under which over-the-counter drugs can be marketed for certain uses without FDA pre-marketing approval. However, the FDA will likely not take enforcement action against an over-the-counter drug subject to a tentative final monograph whose ingredients and claims are in the OTC Review, unless there is a safety problem or a substantial effectiveness question.

         All of our over-the-counter drug products are regulated pursuant to the FDA monograph system. Most of our products are sold under tentative final monographs. Therefore, we face the risk that the FDA could finalize these monographs and, if our products were no longer in compliance, we may be forced to reformulate or relabel our products, if possible, or submit a new drug application or an abbreviated new drug application to have our existing formulation approved by the FDA. The submission of a new application may require the preparation and submission of clinical tests, which would be time-consuming and expensive. We may not receive FDA approval of any application in a timely manner, or at all. If we were not able to reformulate or relabel our product, or submit a new application and obtain approval in a timely manner, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, each of which would involve additional costs, which may be prohibitive.

         For our products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in product formulation or labeling claims, unless we obtain pre-marketing approval from the FDA. Similarly, we may only market the prescription form of SELSUN BLUE dandruff shampoo according to the conditions and terms described in the FDA-approved new drug application. Failure to comply with the conditions in the final monographs or new drug application, where applicable, can result in an FDA enforcement action.

         We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. We have been actively monitoring the process and do not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of over-the-counter and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both over-the-counter and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance what action, if any, the FDA may take with respect to acetaminophen.

         The Dietary Supplement Health and Education Act of 1994, or DSHEA, was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, minerals, amino acids, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product. Manufacturers are not required to obtain prior FDA approval before producing or selling dietary supplements unless the ingredient is considered "new," or was not on the market as of October 15, 1994.

         DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA distinguishes between permitted structure/function claims for dietary supplements that do not require FDA preapproval and disease-related claims that require prior FDA approval. A dietary supplement label must include a disclaimer that the FDA has not evaluated a particular structure/function claim.

         An article marketed as a dietary supplement and subsequently approved for use as a drug or biologic may continue to be sold and regulated as a dietary supplement, unless the FDA specifically finds that it is unsafe for use as a dietary supplement. A substance that has not been marketed as a dietary supplement prior to its approval as a drug or biologic, or prior to initiation of substantial clinical investigations for such uses, may be sold as a dietary supplement pursuant only to an FDA regulation authorizing its use as a dietary supplement.

         Manufacturers of dietary supplements must also comply with postmarketing responsibilities, including safety and reporting requirements.

         The FDA has finalized some of its regulations to implement DSHEA, including those relating to nutritional labeling requirements and nutritional support claims. The FDA also has under development additional regulations and guidelines to implement DSHEA. Newly adopted and future regulations may require expanded or different labeling for our vitamin and nutritional products. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety. Failure to comply with applicable FDA requirements can result in sanctions being imposed on us or the manufacture of our products, including warning letters, product recalls and seizures, injunctions or criminal prosecution.

         Pursuant to the FDC Act, the FDA has promulgated regulations relating to the manufacturing process for over-the-counter drugs, which are known as current good manufacturing practices, or GMPs. We anticipate that the FDA will promulgate GMPs which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected. In connection with our acquisition of SELSUN BLUE, we must notify the FDA when we assume manufacturing responsibilities at our Chattanooga facility, which could prompt an FDA facility inspection.

         In 1994, the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association, or CHPA), initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA, formerly the active ingredient in certain of our DEXATRIM products (the "Yale Study"). PPA is also used in other over-the-counter medications which were also part of the study. In May 2000, the results of the Yale Study were filed with the FDA. The investigators concluded that the results of the Yale Study suggest that PPA increases the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of this study.

         In October 2000, a Nonprescription Drugs Advisory Committee, or NDAC, commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for over-the-counter use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, we announced on November 7, 2000 our decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA.

         The FDA, the Drug Enforcement Administration and a number of state, local and foreign governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heartleaf, which, until September 2002, was used in the manufacturing of some forms of DEXATRIM Natural and DEXATRIM Results, or synthetic ephedrine, an FDA regulated ingredient used in some over-the-counter drug products, which has not been used in our products. These restrictions include the prohibition of over-the-counter sales, required warnings or labeling statements, recordkeeping and reporting requirements, the prohibition of sales to minors, per-transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. The enactment of further restrictions or prohibition on sales, the perceived safety concerns relating to ephedrine and the possibility of further regulatory action increases the likelihood that claims relating to the existence of naturally-occurring sources of ephedrine in DEXATRIM Natural and DEXATRIM Results may be filed against us. We are currently defending one lawsuit alleging product liability arising from ephedrine in DEXATRIM and we understand that lawsuits have been filed against other manufacturers of appetite suppressants containing ephedrine. In late 2000, the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. This review will be based on all adverse events, records and scientific data available to the reviewers. It is expected that the report will be issued in the Spring of 2003. In September 2001, the Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. As of February 21, 2003, the FDA's parent entity, the Department of Health and Human Services, has decided to defer making a decision on the petition until it has further scientific information on the safety of ephedrine alkaloids.

         We have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine.

         We were notified in October, 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic over-the-counter drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in over-the-counter external analgesic drug products. Based on comments received from the FDA at the meeting, we may revise and resubmit the protocol. After final comments from the FDA, we expect that it will take one to two years to produce the clinical data for FDA review. The FDA could finalize the over-the-counter external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell over-the-counter products with 10% trolamine salicylate. This submission would likely require us to provide clinical data, which would be expensive. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the over-the-counter external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue selling these products and remove them from the market after the expiration of an anticipated grace period or we would review the option of marketing these products as homeopathic products.

         Some of our products are regulated as cosmetics or drug-cosmetics by the FDA. There are fewer regulatory requirements for cosmetics than for drugs or dietary supplements. Cosmetics marketed in the United States must comply with the FDC Act, the Fair Packaging and Labeling Act and the FDA's implementing regulations. Cosmetics must also comply with quality and labeling requirements proscribed by the FDA. In addition, several of our products are subject to product packaging regulation by the Consumer Product Safety Commission and the FDA.

         Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning, unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. Selenium sulfide, an ingredient in SELSUN BLUE, is on the state's list as a carcinogen. Although we are not aware of any action that has been brought with respect to selenium sulfide under Proposition 65, it is possible that such a claim could be brought, in which case we would be required to demonstrate that exposure to selenium sulfide in SELSUN BLUE is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense and we may face monetary penalties or injunctive relief, or both, or be required to reformulate the product to acceptable levels of selenium sulfide.

ENVIRONMENTAL MATTERS
---------------------

         We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. We have engaged environmental consultants on a regular basis to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to our financial position or results of operations.

PRODUCT LIABILITY AND INSURANCE
-------------------------------

         We currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in DEXATRIM. We have

$102,000,000 of product liability insurance coverage for injuries related to DEXATRIM containing PPA occurring after our acquisition of DEXATRIM in December, 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004, would not be covered by these insurance policies. We currently have one claim that relates to injuries occurring after May 31, 2001. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

         Approximately half of the existing PPA suits represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM or that ultimately we will not be held liable for these claims. Our product liability insurance, as described above, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM.

         In addition, we have also been named as a defendant in a lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. Our available insurance for the defense of this lawsuit and all other product liability claims arising after May 31, 2001 is significantly less than the level of insurance coverage for claims relating to DEXATRIM with PPA. Our existing product liability insurance coverage for all product liability claims arising after May 31, 2001, consists of $2,000,000 of coverage through a third party insurer, $8,000,000 of self-insured coverage through our captive insurance subsidiary, of which $1,325,000 is currently funded, and $25,000,000 of excess coverage through a third party insurer.

         All of our insurance policies are subject to certain other limitations that are generally customary for policies of this type, such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts and we may not have sufficient resources to pay these damages.

         The existence of PPA lawsuits and potential concerns relating to ephedrine in DEXATRIM Natural and DEXATRIM Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liability claims would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future sufficient to satisfy future claims.

EMPLOYEES
---------

         We employ approximately 396 persons on a full-time basis and 17 persons on a part-time basis in the United States. In addition, we employ approximately 31 persons at our foreign subsidiaries' offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

LEGAL PROCEEDINGS
-----------------

         As of February 21, 2003, we have been named as a defendant in approximately 302 lawsuits involving claims by approximately 1,357 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases which have been filed in a number of different states.

         We anticipate that additional lawsuits will be filed with similar or other allegations related to our DEXATRIM products containing PPA. None of these lawsuits has, to date, been resolved by settlement or judicial ruling. The earliest scheduled trial date in the state cases is May 19, 2003 for Jennifer Villarreal, et al. v. Chattem, Inc., et al., which was filed in the District Court of Brazoria County, Texas. It is anticipated that other state cases will be set for trial during the course of the year and that significant evidentiary and other hearings will be heard during the course of the year in the federal cases.

         Approximately half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM or that ultimately we will not be held liable for these claims. Our product liability insurance, as described more fully above, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM.

         Of the existing lawsuits, about two-thirds of the cases make non-specific factual allegations against a broad group of PPA manufacturers. There are approximately 20 identified cases which we currently believe contain allegations that the plaintiff suffered a hemorrhagic stroke within three days of ingesting DEXATRIM products containing PPA that were sold after our acquisition of DEXATRIM in December 1998. As additional lawsuits are filed and discovery in the existing lawsuits continues, we expect to know more about the characteristics of the cases, which will result in a fluctuation in the number of cases ascribed to the categories listed above.

         In addition, we have also been named as a defendant in a lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. Our available insurance for the defense of this lawsuit is significantly less than the level of insurance coverage for claims relating to DEXATRIM with PPA.

         We are aggressively defending these lawsuits. It is too early in the litigation to evaluate fully the risks that these lawsuits pose, or express a range of likely outcomes. It is also too early to estimate the number of lawsuits related to DEXATRIM with PPA or DEXATRIM with ephedrine that will be filed or whether our available insurance is sufficient to cover these claims.

         Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in our opinion, based in part upon the opinion of our counsel, all such pending matters are without merit or are of such kind or involve such amounts as would not have a material adverse effect on our consolidated operating results or financial position if disposed of unfavorably.

         For a discussion of our other material litigation, see Item 3, "Legal Proceedings," of this Form 10-K.

RISK FACTORS
------------

         Our business is subject to a number of risks. Some of the risks associated with our operations are described in the "Competition," "Government Regulation," "Environmental," and "Manufacturing and Quality Control" portions of this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

WE ARE A DEFENDANT IN NUMEROUS LAWSUITS ALLEGING INJURY FROM THE USE OF DEXATRIM PRODUCTS CONTAINING PPA.

         As of February 21, 2003, we have been named as a defendant in approximately 302 lawsuits involving claims by approximately 1,357 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases which have been filed in a number of different states.

         We anticipate that additional lawsuits will be filed with similar or other allegations related to our DEXATRIM products containing PPA. None of these lawsuits has, to date, been resolved by settlement or judicial ruling. The earliest scheduled trial date in the state cases is May 19, 2003 for Jennifer Villarreal, et al. v. Chattem, Inc., et al., which was filed in the District Court of Brazoria County, Texas. It is anticipated that other state cases will be set for trial during the course of the year and that significant evidentiary and other hearings will be heard during the course of the year in the federal cases.

         Approximately half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM or that ultimately we will not be held liable for these claims. Our product liability insurance, as described more fully above, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. If we are forced to assume PPA-related liabilities arising prior to our acquisition of DEXATRIM or if PPA-related lawsuits resulted in liabilities greater than amounts under or exceed the scope of our insurance coverage, we may not have sufficient resources to satisfy these obligations.

         Of the existing lawsuits, about two-thirds of the cases make non-specific factual allegations against a broad group of PPA manufacturers. There are approximately 20 identified cases which we currently believe contain allegations that the plaintiff suffered a hemorrhagic stroke within three days of ingesting DEXATRIM products containing PPA that were sold after our acquisition of DEXATRIM in December 1998. As additional lawsuits are filed and discovery in the existing lawsuits continues, we expect to know more about the characteristics of the cases, which will result in a fluctuation in the number of cases ascribed to the categories listed above.

         We are aggressively defending these lawsuits. It is too early in the litigation to evaluate fully the risks that these lawsuits pose, or express a range of likely outcomes. It is also too early to estimate the number of lawsuits related to DEXATRIM with PPA that will be filed or whether our available insurance is sufficient to cover these claims.

WE MAY FACE ADDITIONAL LAWSUITS ALLEGING INJURY FROM THE USE OF DEXATRIM PRODUCTS CONTAINING EPHEDRINE, OR FROM OTHER PRODUCTS THAT WE CURRENTLY PRODUCE OR MAY PRODUCE IN THE FUTURE.

         The Food and Drug Administration, or FDA, the Drug Enforcement Administration and a number of state, local and foreign governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heartleaf, which, until September 2002, was used in the manufacturing of some forms of DEXATRIM Natural and DEXATRIM Results, or synthetic ephedrine, an FDA regulated ingredient used in some over-the-counter drug products, which has not been used in our products. We have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine.

         We are currently defending one lawsuit alleging product liability arising from ephedrine in DEXATRIM and we understand that lawsuits have been filed against other manufacturers of appetite suppressants containing ephedrine, which claim that these products cause harmful effects, including strokes and heart attacks. Furthermore, in late 2000, the FDA asked the National Institute of Health to commission a review of the safety of ephedrine in herbal products used to control weight, which is expected to be issued in the Spring of 2003. The enactment of further restrictions or prohibitions on sales, the safety concerns relating to ephedrine, the publication of studies relating to the adverse effects of ephedrine or the possibility of further regulatory action, as with PPA, could result in a sharp increase in the number of ephedrine related lawsuits filed, including ones in which we are named as defendants. We only have limited product liability insurance for these potential claims, as discussed below, a substantial portion of which is self-insurance. In the future, if we face significant liabilities relating to the DEXATRIM products which included ephedrine, our product liability insurance is likely to be insufficient and we may not have sufficient resources to satisfy these liabilities in excess of our insurance coverage.

         An inherent risk of our business is exposure to product liability claims by users of our products. We may also experience significant product liability exposure related to our other products in the future.

OUR PRODUCT LIABILITY INSURANCE COVERAGE MAY BE INSUFFICIENT TO COVER EXISTING OR FUTURE PRODUCT LIABILITY CLAIMS.

         Our business inherently makes us the potential target of product liability claims. We currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in DEXATRIM. We have $102,000,000 million of product liability insurance coverage for injuries related to DEXATRIM with PPA occurring after our acquisition of DEXATRIM in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after

May 31, 2004, would not be covered by this insurance policy. We currently have one claim that relates to injuries occurring after May 31, 2001. A settlement or final judgment in any of these PPA lawsuits would reduce the amount of insurance coverage available for the remaining PPA lawsuits. We maintain a significantly lower level of insurance coverage for all product liability claims arising after May 31, 2001. Our product liability insurance coverage for all product liability claims arising after May 31, 2001 consists of $2,000,000 of coverage through a third party insurer, $8,000,000 of self-insured coverage through our captive insurance subsidiary, of which $1,325,000 is currently funded, and $25,000,000 of excess coverage through a third party insurer.

         All of our insurance policies are subject to certain other limitations that are generally customary for policies of this type, such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts and we may not have sufficient resources to pay these damages.

         The existence of PPA lawsuits and potential concerns relating to ephedrine in DEXATRIM Natural and DEXATRIM Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future sufficient to satisfy future claims.

OUR ACQUISITION STRATEGY IS SUBJECT TO RISK AND MAY NOT BE SUCCESSFUL.

         An important component of our growth strategy depends on our ability to successfully execute acquisitions, which involves numerous risks, including:

         o not accurately identifying suitable products or brands for acquisition;

         o difficulties in integrating the operations, technologies and manufacturing processes of the acquired products;

         o the diversion of management's attention from other business concerns; and

         o   incurring substantial additional indebtedness.

         Any future acquisitions, or potential acquisitions, may result in substantial costs, disrupt our operations, or materially adversely affect our operating results.

WE FACE SIGNIFICANT COMPETITION IN THE OVER-THE-COUNTER HEALTH CARE, TOILETRIES AND DIETARY SUPPLEMENTS MARKETS.

         The over-the-counter health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the over-the-counter market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business, especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large over-the-counter pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Twin Lab, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than we. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share, at the expense of their competitors, including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers, or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

OUR BUSINESS IS REGULATED BY NUMEROUS FEDERAL, STATE AND FOREIGN GOVERNMENTAL AUTHORITIES WHICH SUBJECTS US TO ELEVATED COMPLIANCE COSTS AND RISKS OF NON-COMPLIANCE.

         The manufacturing, distribution, processing, formulation, packaging, and advertising of our products are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of our over-the-counter products, our prescription strength SELSUN BLUE products and our dietary supplements. The FDA also has primary jurisdiction to regulate any advertising that we might use for the prescription strength form of SELSUN BLUE. In addition, the Federal Trade Commission, or FTC, has overlapping jurisdiction with the FDA to regulate the promotion and advertising of our over-the-counter products and our prescription strength SELSUN BLUE products.

         All of our over-the-counter drug products are regulated pursuant to the FDA's monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of over-the-counter drug products, such as topical analgesics. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses. However, companies may sell products conforming to a tentative final monograph until the final monograph is published. Products that comply with either final or tentative final monograph standards do not require pre-marketing approval from the FDA.

         Most of our products are regulated pursuant to tentative final monographs. We face the risk that the FDA may finalize a monograph and exclude a formulation, including dosage form or a labeling claim that would negatively affect one or more of our products. If we desire to continue to sell a product that is outside the scope of a monograph, we would reformulate the product, if possible, or submit a new drug application to have our existing formulation approved by the FDA. The submission of a new drug application requires the preparation and submission of clinical tests, which may be time-consuming and expensive. We may not receive FDA approval of any application in a timely manner, or at all. If we were not able to conform our product to the conditions described in a final monograph, or submit a new drug application and obtain approval in a timely manner, we would be required to discontinue selling the affected product. Changes in monographs could also require us to revise our labeling, modify our production process or provide additional scientific data, each of which would involve additional costs, which may be prohibitive.

         In connection with the FDA's review of tentative final monographs, it:

         o is studying the efficacy of the active ingredient in ASPERCREME and SPORTSCREME, two of our topical analgesics; and

         o has expressed concerns about the safety and efficacy of an active ingredient in our PAMPRIN and PREMSYN PMS products.

         We expect that we will need to produce clinical data in support of the active ingredient in ASPERCREME and SPORTSCREME, two of our topical analgesics, or reformulate these products. Producing this clinical data could take at least one year, if not longer, and ultimately may not be successful. In each case referred to above, the FDA may revise the monograph to remove any of these specific active ingredients or labeling claims. Following a short grace period, if any, we would need to discontinue production of the affected product until we complied with FDA standards. The suspension or discontinuation of one or more these products may have a material adverse effect on our business. In fiscal 2002, sales of ASPERCREME and SPORTSCREME represented 8% of total revenues and sales of PAMPRIN and PREMSYN PMS represented 6% of total revenues.

         In accordance with the Federal Food, Drug, and Cosmetic Act and FDA regulations, our manufacturing processes must also comply with the FDA's current good manufacturing practices, or GMPs. The FDA inspects our facilities periodically to determine if we are complying with GMPs.

         If we fail to comply with federal, state or foreign regulations, we could be required to:

         o    suspend manufacturing operations;

         o    change product formulations;

         o    suspend the sale of products with non-complying specifications;

         o prepare and submit a new drug application or abbreviated new drug application; or

         o change product labeling, packaging or advertising or take other corrective action.

         Any of these actions could materially and adversely affect our financial results.

         Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning, unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. Selenium sulfide, an ingredient in SELSUN BLUE, is on the state's list as a carcinogen. Although we are not aware of any action that has been brought with respect to selenium sulfide under Proposition 65, it is possible that such a claim could be brought, in which case we would be required to demonstrate that exposure to selenium sulfide in SELSUN BLUE, is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense and we may face monetary penalties or injunctive relief, or both, or be required to reformulate the product to acceptable levels of selenium sulfide.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ANTICIPATE AND RESPOND IN A TIMELY MANNER TO CHANGING CONSUMER DEMANDS.

         Our success depends on our products' appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management's attention from other business concerns which could cause sales of our existing products to suffer. Regardless, newly developed products may not contribute favorably to our operating results.

WE RELY ON A FEW LARGE CUSTOMERS, AND IN PARTICULAR WAL-MART STORES, INC. FOR A SIGNIFICANT PORTION OF OUR SALES.

         In fiscal 2002, Wal-Mart Stores, Inc. represented approximately 28% of our total revenues, our ten largest customers represented approximately 59% of our total revenues and our 20 largest customers represented approximately 73% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lose Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

         On January 22, 2002, Kmart Corporation, a customer representing approximately 5% of our consolidated total revenues in fiscal 2001, filed a petition under Chapter 11 of the United States Bankruptcy Code. We continue to sell to Kmart Corporation at decreased volume levels and as of November 30, 2002 our receivables from Kmart Corporation were $796,100. However, we have no assurances of the future viability of Kmart Corporation. We may be unable to collect amounts owed to us by Kmart Corporation in a timely manner, or at all, which may negatively affect our results of operations and cash flow.

WE MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN BUYING DECISIONS OF MASS MERCHANDISERS, DRUG AND FOOD TRADE BUYERS AND THE TREND TOWARD RETAIL TRADE CONSOLIDATION.

         We sell our products to mass merchandiser, food and drug retailers in the United States. Consequently, our total revenues are affected by fluctuations in the buying patterns of these customers. These fluctuations may result from seasonality, pricing, wholesale buying decisions, economic conditions and other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers whose bargaining strength continues to grow due to their size. Such retailers have demanded, and may continue to demand, increased service and order accommodations, as well as price concessions. As a result, we may face downward pressure on our prices and increased expenses to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies of our retail trade customers, such as inventory destocking, limitations on access to shelf space and other conditions.

WE RELY ON THIRD PARTY MANUFACTURERS FOR A PORTION OF OUR PRODUCT PORTFOLIO, INCLUDING PRODUCTS UNDER OUR GOLD BOND, ICY HOT AND DEXATRIM BRANDS.

         We use third party manufacturers to make products representing approximately 35% of our fiscal 2002 sales volume, including our GOLD BOND medicated powders and spray, the ICY HOT Patch, HERPECIN-L, DEXATRIM and our SUNSOURCE line of dietary supplements. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current good manufacturing practices. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders, or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, which could harm our reputation and our business.

FOR A TRANSITION PERIOD, WE WILL RELY ON ABBOTT LABORATORIES, THE PRIOR OWNER OF SELSUN BLUE, TO MANUFACTURE PRODUCTS FOR US DOMESTICALLY AND MANUFACTURE, MARKET, SELL AND DISTRIBUTE PRODUCTS FOR US INTERNATIONALLY.

         Abbott Laboratories, the prior owner of SELSUN BLUE, or manufacturers under contract to Abbott Laboratories, are manufacturing SELSUN BLUE products for us until we move domestic production to our Chattanooga, Tennessee facilities, which we expect to do by the end of April 2003. Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, are manufacturing SELSUN BLUE for us internationally until we enter our own agreements with foreign contract manufacturers. Abbott Laboratories is not required to continue manufacturing SELSUN BLUE for us after June 2003 for domestic manufacturing and after March 2004 for international manufacturing. If we are unable to transition these manufacturing operations to our facilities or third party manufacturers, our production of SELSUN BLUE would be disrupted, which could materially adversely affect our business.

         Abbott Laboratories is also marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During this transition period, Abbott Laboratories pays us royalties based on international net sales of SELSUN BLUE for such foreign countries. As we take over responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and we will record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004. We cannot assure you, however, that we will be able to complete this transition in a timely manner. If we fail to assume the international marketing, selling and distribution activities by the end of the scheduled transition period in any particular country, the royalties we receive will decrease substantially and our international sales will not increase as we currently expect.

         Until we complete the transition, we will not be able to control the manufacturing, marketing, selling and distribution efforts of Abbott Laboratories for SELSUN BLUE as closely as we control our own business. Because Abbott Laboratories has sold its SELSUN BLUE product line to us, it may not devote the level of resources or attention to these activities as it had prior to the acquisition, which may cause international sales of SELSUN BLUE to decline relative to last year and may harm the reputation of the brand and, consequently, our business.

OUR DIETARY SUPPLEMENT AND APPETITE SUPPRESSANT BUSINESS COULD SUFFER AS A RESULT OF INJURIES CAUSED BY DIETARY SUPPLEMENTS IN GENERAL, UNFAVORABLE SCIENTIFIC STUDIES OR NEGATIVE PRESS.

         Our dietary supplements consist of DEXATRIM and the SUNSOURCE product line. We generally do not conduct or sponsor clinical studies relating to the ability of our dietary supplements to provide specific health benefits. As a result, we are highly dependent upon consumers' perception of the benefit and integrity of the dietary supplements business, as well as the safety and quality of products in that industry. Injuries caused by dietary supplements or unfavorable scientific studies or news relating to products in this category may negatively affect consumers' overall perceptions of products in this category, including our products, which could harm the goodwill of these brands and cause our sales to decline.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY PROTECT OUR INTELLECTUAL PROPERTY.

         Our trademarks are of material importance to our business and are among our most important assets. In fiscal year 2002, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND, SELSUN BLUE, ICY HOT, PHISODERM and DEXATRIM. Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

         We license additional intellectual property from third parties that is used in certain of our products, and we cannot assure you that these third parties can successfully maintain their intellectual property rights. In addition, the sale of these products relies on our ability to maintain and extend our licensing agreements with third parties, and we cannot assure you that we will be successful in maintaining these licensing agreements. Any significant impairment of the intellectual property covered by these licenses, or in our rights to use this intellectual property, may cause our sales to decline.

         In addition, our product line extensions are often based on new or unique delivery methods for those products, like our ICY HOT Patch and our PHISODERM Clear Swab. These delivery methods may not be protected by intellectual property rights that we own or license on an exclusive basis or by exclusive manufacturing agreements. As a result, we may be unable to prevent any competitor or customer from duplicating our delivery methods to compete directly with these product line extensions, which could cause sales to suffer.

         We may face litigation in the future, either to protect our intellectual property rights or to defend against claims that we have infringed the intellectual property fights of others. Intellectual property litigation can be extremely expensive, and such expense could materially adversely affect our business.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR TWO ACTIVE INGREDIENTS USED IN OUR PAMPRIN AND PREMSYN PMS PRODUCTS AND, IF WE ARE UNABLE TO BUY THESE INGREDIENTS, WE WILL NOT BE ABLE TO MANUFACTURE THESE PRODUCTS.

         Pamabrom and pyrilamine maleate, active ingredients used in our PAMPRIN and PREMSYN PMS products are purchased from single sources of supply. Pamabrom is sold only by Chattem Chemicals, Inc. and pyrilamine maleate is produced only in India and sold only by Lonza, Inc. Financial, regulatory or other difficulties faced by these single source suppliers or significant changes in demand for these active ingredients could limit the availability and increase the price of these active ingredients. We may not be able to obtain necessary supplies in a timely manner and we may be required to pay higher than expected prices for these active ingredients, which could adversely affect our gross margin contribution from these products. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline. We would not be able to find an alternative supplier and would either need to reformulate these products or discontinue their production. While we do not currently know of any facts or circumstances that would adversely affect the supply of pamabrom or pyrilamine maleate, we cannot assure you that we will be able to continue to purchase adequate quantities of these active ingredients at acceptable prices in the future.

WE ARE SUBJECT TO THE RISK OF DOING BUSINESS INTERNATIONALLY.

         In fiscal 2002, approximately 9.4% of our total revenues were attributable to our international business. Our acquisition of SELSUN BLUE has greatly expanded our international business. We anticipate that our ownership of SELSUN BLUE will create the opportunity to introduce certain of our other brands in countries where they are not currently sold. We expect to operate in regions and countries where we have little or no experience and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally, including:

         o unexpected changes in, or impositions of, legislative or regulatory requirements;

         o fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or cause fluctuations in the cost of certain raw materials purchased by us;

         o delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

         o   potential trade restrictions and exchange controls;

         o   differences in protection of our intellectual property rights; and

         o   the burden of complying with a variety of foreign laws.

         In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing which could cause our results to fluctuate and our stock price to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations. Due to the significant expansion of our international operations as a result of the SELSUN BLUE acquisition, our exposure to fluctuations in foreign exchange rates has increased.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR BUSINESS AND GROWTH PROSPECTS.

         As of November 30, 2002, our long-term debt was $217,458,000. In the future we may incur significant additional debt. Our debt could have significant adverse effects on our business, including:

         o requiring us to dedicate a substantial portion of our available cash for interest payments and the repayment of principal;

         o limiting our ability to capitalize on significant business opportunities;

         o    making us more vulnerable to economic downturns;

         o    limiting our ability to withstand competitive pressures; and

         o making it more difficult for us to obtain additional financing on favorable terms.

         If we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, obtain additional financing or sell assets to repay such debt. We cannot assure you that we will be able to effect such refinancing, additional financing or asset sale on favorable terms or at all.

         The terms of our indenture and our senior credit facility impose operating and financial restrictions on us, including restrictions on:

         o    incurrence of additional indebtedness;

         o    dividends and restricted payments;

         o    investments;

         o    loans and guarantees;

         o    creation of liens;

         o    transactions with affiliates;

         o    use of proceeds from sales of assets and subsidiary stock; and

         o    certain mergers, consolidations and transfers of assets.

         The terms of our senior credit facility also require us to comply with financial maintenance covenants. In the future, we may have other indebtedness with similar or even more restrictive covenants. These restrictions may impair our ability to respond to changing business and economic conditions or to grow our business. In the event that we fail to comply with these covenants, there could be an event of default under the applicable debt instrument which in turn could cause a cross default to other debt instruments. As a result, all amounts outstanding under our various debt instruments may become immediately due and payable.

OUR OPERATIONS ARE SUBJECT TO SIGNIFICANT ENVIRONMENTAL LAWS AND REGULATIONS.

         Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies and federal, state and local laws. Under these laws, we are exposed to liability primarily as an owner or operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly and we may become subject to more stringent environmental laws and regulations in the future which may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant costs.

WE ARE DEPENDENT ON CERTAIN KEY EXECUTIVES, THE LOSS OF WHOM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

         Our future performance depends significantly upon the efforts and abilities of certain members of senior management, in particular those of Zan Guerry, our chairman and chief executive officer, and A. Alexander Taylor II, our president and chief operating officer. If we were to lose any key senior executive, our business could be materially adversely affected.

ARTHUR ANDERSEN LLP AUDITED CERTAIN FINANCIAL INFORMATION INCLUDED OR INCORPORATED IN THIS FORM 10-K. IN THE EVENT SUCH FINANCIAL INFORMATION IS LATER DETERMINED TO CONTAIN FALSE STATEMENTS, YOU MAY BE UNABLE TO RECOVER DAMAGES FROM ARTHUR ANDERSEN LLP.

         Our consolidated statements of income, shareholders' equity and cash flows and Schedule II-Valuation and Qualifying Accounts for the fiscal year ending November 30, 2000 were audited by Arthur Andersen LLP. In May 2002, Arthur Andersen ceased operations at its Chattanooga, Tennessee office, from which we were primarily serviced. We are unable to obtain Arthur Andersen's consent to the incorporation by reference of its report on such financial statements, dated January 23, 2002, into this Form 10-K and such report has not been reissued. As a result, you may be limited in your ability to recover damages from Arthur Andersen under Section 11 of the Securities Act of 1933 if it is later determined that there are false statements contained in or incorporated by reference into any portions of this Form 10-K that have been prepared in reliance on financial statements audited by Arthur Andersen.

OUR SHAREHOLDER RIGHTS PLAN AND RESTATED CHARTER CONTAIN CERTAIN PROVISIONS THAT MAY DELAY OR PREVENT A MERGER, TENDER OFFER OR OTHER CHANGE OF CONTROL OF US.

         Provisions of our shareholder rights plan and our restated charter, as well as certain provisions of Tennessee corporation law, may deter unfriendly offers or other efforts to obtain control over us and could deprive you of your ability to receive a premium on your common stock.

         Generally, if any person attempts to acquire 15% or more of our common stock then outstanding without the approval of our independent directors, pursuant to our shareholder rights plan, our shareholders may purchase a significant amount of additional shares of our common stock at 50% of the then applicable market price. This threat of substantial dilution will discourage takeover attempts not approved by our board, despite significant potential benefits to our shareholders.

         Our restated charter contains the following additional provisions which have the effect of discouraging takeover attempts:

         o our directors are divided into three classes, with only one class of directors elected at each annual meeting for a term of three years, making it difficult for new shareholders to quickly gain control of our board of directors;

         o directors may be removed only for cause prior to the expiration of their terms; and

         o we are prohibited from engaging in certain business combination transactions with any interested shareholder unless such transaction is approved by the affirmative vote of at least 80% of the outstanding shares of our common stock held by disinterested shareholders, unless disinterested members of our board of directors approve the transaction or certain fairness conditions are satisfied, in which case such transaction may be approved by either the affirmative vote of the holders of not less than 75% of our outstanding shares of common stock and the affirmative vote of the holders of not less than 66 2/3% of the outstanding shares of our common stock which are not owned by the interested shareholder, or by a majority of disinterested members of our board of directors, provided that certain quorum requirements are met.

         The Tennessee Business Combination Act prevents an interested shareholder, which is defined generally as a person owning 10% or more of our voting stock, from engaging in a business combination with us for five years following the date such person became an interested shareholder unless before such person became an interested shareholder, our board of directors approved the transaction in which the interested shareholder became an interested shareholder or approved the business combination, and the proposed business combination satisfied any additional applicable requirements imposed by law and by our charter or bylaws. If the requisite approval for the business combination or share acquisition has not been obtained, any business combination is prohibited until the expiration of five years following the date such person became an interested shareholder.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including variations in our quarterly operating results, our leveraged financial position, potential sales of additional shares of our common stock, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings, the relative illiquidity of our common stock, news regarding PPA-related product liability litigation and other potential product liability litigation and stock market conditions generally.

WE HAVE NO CURRENT INTENTION OF PAYING DIVIDENDS TO HOLDERS OF OUR COMMON STOCK.

         We presently intend to retain our earnings, if any, for use in our operations and repayment of outstanding indebtedness and have no current intention of paying dividends to holders of our common stock.

FORWARD-LOOKING STATEMENTS
--------------------------

         This Annual Report on Form 10-K and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K, or in documents incorporated by reference into this Form 10-K, regarding our strategy, future operations, financial position and results of operations, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "potential," "intends," "continue," "may," "plans," "will," "should," "could," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this Form 10K, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may be a party to or make. We do not assume any obligation to update any forward-looking statement.

MARKET DATA
-----------

         We use market and industry data throughout this Annual Report on Form 10-K and the documents incorporated by reference herein, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The market and industry data is often based on industry surveys and the preparers' experience in the industry. Similarly, although we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information. In particular, market share information has been coordinated and prepared for us by A.C. Nielsen at our request, based on market segments that we defined and for which we have paid customary fees. Therefore, such data, including the market category delineations that form the basis for such data, are not necessarily representative of results that would have been obtained from an independent source.

ITEM 2.  PROPERTIES
-------------------

         Our headquarters and administrative offices are located at 1715 West 38th Street, Chattanooga, Tennessee. Our primary production facilities are in close proximity to our headquarters on land owned by us. We lease our primary warehouse and distribution centers in Chattanooga, Tennessee for our domestic consumer products. The following table describes in detail the principal properties owned and leased by us:

                                          Total Area    Total Buildings                                      Square
                                           (Acres)       (Square Feet)                Use                     Feet
                                          ----------    ---------------     ----------------------           ------
Owned Properties:
    Chattanooga, Tennessee                   10.0           116,700         Manufacturing                    77,000
                                                                            Office & Administration          39,700
    Chattanooga, Tennessee                    8.3            68,300         Manufacturing
                                                                            & Warehousing                    58,100
                                                                            Office                           10,200
Leased Properties:
    Chattanooga, Tennessee (1)                5.0           135,200         Warehousing                     103,800
    Chattanooga, Tennessee (2)                0.1             3,800         Warehousing &
                                                                            Manufacturing                    35,200
    Chattanooga, Tennessee (3)                5.0            50,000         Warehousing                      49,300
                                                                            Office                              700
    Mississauga, Ontario, Canada (4)          0.3            20,015         Warehousing                      15,515
                                                                            Office & Administration           3,000
                                                                            Packaging                         1,500
    Basingstoke, Hampshire, England (5)       0.5            21,900         Warehousing                      13,900
                                                                            Office & Administration           6,500
                                                                            Packaging                         1,500

NOTES:

(1) Leased on a month-to-month basis for a monthly rental of $26,533. A twelve month termination notice is required.
(2)  Leased on a month-to-month basis for a monthly rental of $1,575.
(3) Leased under a one year lease ended December 31, 2001, with two one year term renewal options, for a monthly rental of $12,500. Both renewal options have been exercised.
(4) Leased under a lease ending November 30, 2004 at a monthly rental, including property taxes and other incidentals, of approximately $8,327.
(5) Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $17,073.

         We are currently operating our facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         See Item 1 "Legal Proceedings" of this Form 10-K and Note 9 of Notes to Consolidated Financial Statements on pages 41 to 43 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         SHAREHOLDER MATTERS
         ------------------------------------------------------

         The information found on pages 25 and 39 to 41 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

         We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 8.875% Notes were issued and by the terms of our current credit facility. (See Note 4 of Notes to Consolidated Financial Statements).

         In fiscal 2001, we issued 100,000 shares (after the two-for-one split of our common stock on November 29, 2002) of restricted common stock to Zan Guerry and A. Alexander Taylor II, in accordance with the terms of a restricted stock agreement. The restrictions lapse as to 25% of the restricted shares on each anniversary beginning one year after the date of grant. The issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933.

         In fiscal 2002, we issued 50,000 shares (after the two-for-one stock split of our common stock on November 29, 2002) of restricted common stock to A. Alexander Taylor II, in accordance with the terms of a restricted stock agreement. The restrictions lapse as to 25% of the restricted shares on each anniversary beginning one year after the date of grant. The issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information found on page 24 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The information found on pages 16 to 29 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through our regular operating and financing activities.

         Our exposure to interest rate risk currently consists of our 8.875% Senior Notes and our senior credit facility. The aggregate balance outstanding under the 8.875% Senior Notes as of November 30, 2002 was $204,708,000. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. Loans under our senior credit facility bear interest at a rate equal to the higher of LIBOR or the federal funds rate plus .05% plus percentages ranging from .75% to 1.5% depending on our leverage. As of November 30, 2002, the variable rate on the term loan under our senior credit facility was 4.8%. The balance outstanding under our term loan was $20,000,000 as of November 30, 2002. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the end of fiscal 2002 would be approximately $124,000 net of tax. As of November 30, 2002, no revolving credit loans or letters of credit were outstanding under our senior credit facility.

         This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated balance sheets as of November 30, 2002 and 2001 and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2002 together with the reports of independent auditors (which includes explanatory paragraphs that describe accounting changes discussed in Note 2 and the two-for-one stock split in Note 8 to the financial statements) contained on pages 24 through 58 of our 2002 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         On May 7, 2002 our board of directors, upon the recommendation of its Audit Committee, decided not to renew its engagement of Arthur Andersen LLP as our auditors and engaged Ernst & Young LLP to serve as our auditors for fiscal year 2002 and to re-audit fiscal year 2001. During the years ended November 30, 2001 and 2000 there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         (a)  Directors

         The information found in our 2003 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

         (b)  Executive Officers

         The following table lists the names of the executive officers and other key employees of the Company as of February 21, 2003, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:

          NAME               AGE         POSITION WITH REGISTRANT                    FIRST ELECTED
----------------------       ---       ----------------------------                  -------------
Zan Guerry                   54        Chairman of the Board and                         1990
                                       Chief Executive Officer; Director

A. Alexander Taylor II       49        President and Chief Operating Officer;            1998
                                       Director

Andrea M. Crouch             44        Vice-President - Brand Management                 1995

Ron Galante                  59        Vice-President - New Business Development         1996

Richard W. Kornhauser        48        Vice-President - Brand Management                 2000

Luke J. Lenahan              53        Vice-President - International                    2002

Richard D. Moss              45        Vice-President and Chief Financial Officer        2002

B. Derrill Pitts             60        Vice-President - Operations                       1984

Donald K. Riker, Ph.D.       57        Vice-President - Research and Development         2001
                                       and Chief Scientific Officer

Scott J. Sloat               40        Controller                                        2002

Charles M. Stafford          52        Vice-President - Sales                            1994

         ZAN GUERRY. Mr. Guerry became our chairman of the board and chief executive officer in June 1990. Previously he served as our vice president and chief financial officer from 1980 until 1983, as executive vice president from 1983 to 1990, as president of Chattem Consumer Products from 1989 to 1994, as chief operating officer from 1989 to 1990 and as president from 1990 to 1998. Mr. Guerry became one of our directors in 1981. He is also a director of SunTrust Bank, Chattanooga, N.A.

         A. ALEXANDER TAYLOR II. Mr. Taylor became our president and chief operating officer in January 1998. Prior to joining us, he was a partner with the law firm of Miller & Martin LLP, our general counsel, from 1983 to 1998. Mr. Taylor became one of our directors in 1993. He is also a director of

U.S. Xpress Enterprises, Inc., a transportation company, and The Krystal Company, a restaurant company.

         ANDREA M. CROUCH. Ms. Crouch became our vice president-brand management in 1995. Ms. Crouch joined us in 1985 as an assistant brand manager. Prior to joining us she served as product planner for Hayes Microcomputer Products, a manufacturer of modems and communication equipment, and previously was a systems consultant with Arthur Andersen LLP, an accounting firm.

         RON GALANTE. Mr. Galante became our vice-president-new business development in June 1996. Previously, he was director - new business development. Prior to that, Mr. Galante served as general manager of Chattem (Canada), Inc., our Canadian subsidiary, from June 1990 to May 1993, and as director of marketing for many of our domestic brands from 1980 until 1990.

         RICHARD W. KORNHAUSER. Mr. Kornhauser joined us in May, 2000 as our vice-president-brand management. Prior to joining us, Mr. Kornhauser served as vice-president group marketing director for Combe Incorporated, a consumer products company, from October 1990 until May 2000. Previously, he served as a marketing director at Del Laboratories, a consumer products company.

         LUKE J. LENAHAN. Mr. Lenahan joined us in February 2002 as our vice-president - international. Prior to joining us, he served as general manager, adult skin care with Johnson & Johnson, a diversified health company, from 1985 to 2001 in Japan. Previously, he held senior marketing positions with consumer products companies Combe Incorporated and Procter & Gamble Co. in the United States and Japan.

         RICHARD D. MOSS. Mr. Moss joined us in August 2002 as our vice president and chief financial officer. Prior to joining us, he served as vice president and treasurer for Sealy Corporation, a bedding manufacturing company, from February 1999 until August 2002, and previously was a group treasurer for Ansaldo Signal N.V., a railway signaling company, from November 1996 to December 1998.

         B. DERRILL PITTS. Mr. Pitts joined us in 1961 and since that time has served us in all manufacturing operation disciplines. He was promoted to vice president-operations in 1984.

         DONALD K. RIKER, PH.D. Dr. Riker joined us in November 2001 as our vice-president-research and development and chief scientific officer. Prior to joining us, he was employed by Richardson-Vicks, Inc., a health and personal care products company, from 1982 to 1986, and the Procter & Gamble Co., a consumer products company, from 1986 to 2001, in various research capacities, the last of which was as P&G Corporate Fellow, Personal Health Care.

         SCOTT J. SLOAT. Mr. Sloat, a certified public accountant, joined us in February 2001, as our controller. Prior to joining us, he served as vice president of finance of Four Seasons Environmental, Inc., an environmental consulting firm, from 2000 to 2001, as vice president of accounting for Check Into Cash, Inc., a deferred presentment finance company, from 1998 to 2000, and as controller and then vice president - finance of Silverman Retail Consultants, Inc., a consulting firm, from 1994 to 1998. Prior to 1995, Mr. Sloat served as an audit manager for Touche, Ross & Co. (currently Deloitte & Touche LLP), an accounting firm.

         CHARLES M. STAFFORD. Mr. Stafford became our vice president-sales in June 1994. Previously he served as our director of field sales and zone sales manager. Prior to joining us in 1983, Mr. Stafford held sales management positions with Johnson & Johnson, a pharmaceutical company, and Schering Corporation (now Schering-Plough Corporation), a research-based pharmaceutical company.

         (c) Compliance with Section 16 (a) of the Exchange Act

         The information found in our 2003 Proxy Statement under the heading "Section 16 (a) Beneficial Reporting Compliance" is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information found in our 2003 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information found in our 2003 Proxy Statement under the heading "Voting Securities and Principal Holders Thereof" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         None.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         (a) Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date")). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

         (b) Changes in Internal Controls.

         Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORMS 8-K
------------------------------------------------------------------------

         (a) 1. The consolidated financial statements and the related reports of independent auditors required to be filed with this Form 10-K are incorporated by reference from pages 24 to 58 of our 2002 Annual Report to Shareholders.

             2. The following financial statement schedule is included on page 64 of this Annual Report on Form 10-K:

                Schedule II-Valuation and Qualifying Accounts

                All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

             3. The following documents are filed or incorporated by reference as exhibits to this report:

         Exhibit
         Number          Description of Exhibit                       References
         ------          ----------------------                       ----------

          3.1     Restated Charter of Chattem, Inc., as
                  amended                                                (10)

          3.2     Amended and Restated By-Laws of Chattem, Inc.           (1)

          4.1     Rights Agreement dated January 27, 2000
                  between Chattem, Inc. and SunTrust Bank,
                  Atlanta, N.A.                                           (2)

          4.2     Form of Indenture dated March 24, 1998
                  between Chattem, Inc. and SouthTrust Bank
                  of Alabama, N.A. relating to the  8.875%
                  Senior Subordinated Notes due  2008                     (3)

          4.3     First Amendment and Supplemental  Indenture
                  dated January 3, 2001 to Form of  Indenture
                  dated March 24, 1998 between  Chattem, Inc.
                  and SouthTrust Bank of  Alabama, N.A. relating
                  to the 8.875%  Senior Subordinated Notes due 2008.     (12)

         10.1     Lease Agreements, as amended, dated February 1,
                  1996 between Tammy Development Company and Chattem,
                  Inc. for warehouse space at 3100 Williams Street,
                  Chattanooga, Tennessee                             (4) and (5)

         10.2     Asset Purchase Agreement dated June 6, 1996
                  between Campbell Laboratories, Inc., seller, and
                  Chattem, Inc. and Signal Investment & Management Co.,
                  purchasers, for the HERPECIN-L business                 (5)

         Exhibit
         Number          Description of Exhibit                       References
         ------          ----------------------                       ----------

         10.3     Asset Purchase and Sale Agreement dated May 23,
                  1997 by and among Chattem, Inc., Signal
                  Investment & Management Co., and Sunsource
                  International, Inc. and Mindbody, Inc. (without
                  schedules and exhibits) for the SUNSOURCE business      (6)

         10.4 First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co.
                  and Chattem, Inc., effective June 30, 1992              (7)

         10.5*    Chattem, Inc. Non-Statutory Stock Option Plan- 1998     (7)

         10.6     Commercial Lease dated April 1, 1998 between Chattem,
                  Inc., lessee, and Kenco Group, Inc., lessor, for
                  warehouse space Located at 4309 Distribution Avenue,
                  Chattanooga, Tennessee.                                 (8)

         10.7     Purchase and Sale Agreement dated November 16, 1998
                  by and among Thompson Medical Company, Inc., Chattem,
                  Inc. and Signal Investment & Management Co. for
                  certain products                                        (9)

         10.8     Termination Agreement dated November 30, 1999 to
                  SUNSOURCE Asset Purchase and Sale Agreement dated
                  May 23, 1997                                           (10)

         10.9*    Chattem, Inc. Non-Statutory Stock Option Plan - 2000   (10)

         10.10    Asset Sale Agreement dated August 24, 2000 by and
                  among The Andrew Jergens Company, Chattem, Inc.
                  and Signal Investment & Management Co. for the
                  Ban business.                                          (11)

         10.11*   Form of Employment Agreements-
                     Zan Guerry
                     A. Alexander Taylor II                              (12)

         Exhibit
         Number          Description of Exhibit                       References
         ------          ----------------------                       ----------

         10.12*   Form of Amended and Restated Severance Agreements-
                     Zan Guerry
                     A. Alexander Taylor II                              (12)

         10.13*   Form of Amended and Restated
                  Non-Competition and Severance Agreements-
                     Andrea M. Crouch
                     Ron Galante
                     Luke J. Lenahan
                     Richard W. Kornhauser
                     Richard D. Moss
                     B. Derrill Pitts
                     Don K. Riker                                        (12)
                     Charles M. Stafford


         10.14*   Form of Restricted Stock Agreements -
                     Zan Guerry
                     A. Alexander Taylor II                              (13)

         10.15    Asset Purchase Agreement dated March 5, 2002 by
                  and between Abbott Laboratories and Chattem, Inc.
                  for the SELSUN BLUE product line                       (14)

         10.16    Credit Agreement dated as of March 28, 2002 among
                  Chattem, Inc., its domestic subsidiaries, identified
                  Lenders and Bank of America, N.A., as Agent            (14)

         10.17*   Restricted Stock Agreement with A.
                  Alexander Taylor II dated October 29, 2002.

         11       Statement Regarding Computation of Per Share Earnings

         13       2002 Annual Report to Shareholders of Chattem, Inc.

         21       Subsidiaries of the Company

         23       Consent of Independent Auditors

         99.27.1  Copy of Previously Issued Report of Arthur Andersen LLP

         99.27.2  Schedule II - Valuation and Qualifying Accounts

----------------------
         * This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

          (1)  Form 8-K filed February 1, 2000.

          (2)  Form 8-A filed February 1, 2000.

          (3)  Form S-4 filed May 26, 1998.

          (4)  Form 10-K for the year ended November 30, 1995.

          (5)  Form 10-K for the year ended November 30, 1996.

          (6)  Form 8-K filed July 11, 1997.

          (7)  Form 10-K for the year ended November 30, 1997.

          (8)  Form 10-K for the year ended November 30, 1998.

          (9)  Form 8-K filed December 28, 1998.

         (10)  Form 10-K for the year ended November 30, 1999.

         (11)  Form 8-K filed October 2, 2000.

         (12)  Form 10-K for the year ended November 30, 2000.

         (13)  Form 10-K for the year ended November 30, 2001.

         (14)  Form 8-K filed April 10, 2002, as amended.


         (b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2002:

        Form 8-K, filed September 17, 2002, relating to the sale of shares of the Company's common stock by three affiliates of the Company.

        Form 8-K, filed November 1, 2002, relating to the declaration by the Company's Board of Directors of a two-for-one split of the Company's common stock by means of a stock dividend of one share of the Company's stock for each share held by shareholders of record on November 15, 2002, with a distribution date of November 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 27, 2003                CHATTEM, INC.

                                         By: /s/ Zan Guerry
                                             -----------------------------------
                                             Zan Guerry
                                             Title: Chairman and Chief
                                                    Executive Officer

                                         By: /s/ Richard D. Moss
                                             -----------------------------------
                                             Richard D. Moss
                                             Title: Vice President
                                                   (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

       SIGNATURE                       TITLE                            DATE
       ---------                       -----                            ----

/s/ Zan Guerry                  Chairman of the Board                  2-21-03
---------------------------     and Director                          ---------
Zan Guerry                      (Chief Executive Officer)

/s/ A. Alexander Taylor II      President and Director                 2-21-03
---------------------------     (Chief Operating Officer)             ---------
A. Alexander Taylor II

/s/ Samuel E. Allen             Director                               2-21-03
---------------------------                                           ---------
Samuel E. Allen

/s/ Louis H. Barnett            Director                               2-21-03
---------------------------                                           ---------
Louis H. Barnett

/s/ Robert E. Bosworth          Director                               2-21-03
---------------------------                                           ---------
Robert E. Bosworth

/s/ Richard E. Cheney           Director                               2-21-03
---------------------------                                           ---------
Richard E. Cheney

/s/ Bill W. Stacy.              Director                               2-21-03
---------------------------                                           ---------
Bill W. Stacy

/s/ Philip H. Sanford           Director                               2-21-03
---------------------------                                           ---------
Philip H. Sanford

                                 CERTIFICATIONS

I, Zan Guerry, Chairman and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Chattem, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusion about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 27, 2003                              /s/ Zan Guerry
       -----------------                              ------------------------
                                                      Zan Guerry, Chairman and
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Richard D. Moss, Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Chattem, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusion about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 27, 2003                        /s/ Richard D. Moss
       -----------------                        -------------------------------
                                                Richard D. Moss, Vice President
                                                and Chief Financial Officer

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                    (SUBSECTIONS (A) AND (B) OF SECTION 1350,
                   CHAPTER 63 OF TITLE 18, UNITED STATES CODE)



         Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections
(a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Chattem, Inc., a Tennessee corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

         The Annual Report on Form 10-K for the year ended November 30, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act for 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: February 27, 2003            /s/ Zan Guerry
                                    ------------------------------------------
                                    Zan Guerry,
                                    Chairman and Chief Executive Officer



Dated: February 27, 2003            /s/ Richard D. Moss
                                    ------------------------------------------
                                    Richard D. Moss
                                    Vice President and Chief Financial Officer



         The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10K, Form 10Q, Form 8-K or as a separate disclosure document.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------





          EXHIBIT
          NUMBER                   DESCRIPTION OF EXHIBIT
          ------                   ----------------------

           10.17 Restricted Stock Agreement with A. Alexander Taylor II, dated October 29, 2002.

           11             Statement Regarding Computation of Per Share Earnings

           13             2002 Annual Report to Shareholders of Chattem, Inc.

           21             Subsidiaries of the Company

           23             Consent of Independent Auditors

           99.27.1        Copy of Previously Issued Report of Arthur Andersen
                          LLP

           99.27.2        Schedule II - Valuation and Qualifying Accounts

                          Officers Certifications