Form 10-K/A
period 2002-11-30
CHATTEM INC
filed 2003-03-06
CIK 19520

================================================================================

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

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 2002 (the "Form 10-K") is being filed for the purpose of adding the report of Arthur Andersen LLP on the Registrant's 2000 financial Statements included in the Form 10-K that was inadvertently omitted from the Form 10-K and making certain technical corrections.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         See Item 1 "Legal Proceedings" of this Form 10-K and Note 9 of Notes to Consolidated Financial Statements on pages 43 to 45 of our 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         SHAREHOLDER MATTERS
         ------------------------------------------------------

         The information found on pages 23 and 40 to 42 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

         The information found in our 2003 Proxy Statement under the heading "Equity Compensation Plan Information" is incorporated herein by reference.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         The information found on page 22 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The information found on pages 9 to 21 of our 2002 Annual Report to Shareholders is incorporated herein by reference.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The consolidated balance sheets as of November 30, 2002 and 2001 and the consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2002 together with the reports of independent auditors (which includes explanatory paragraphs that describe accounting changes discussed in Note 2 and the two-for-one stock split in Note 8 to the financial statements) contained on pages 24 through 63 of our 2002 Annual Report to Shareholders are incorporated herein by reference.

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

         (c) Compliance with Section 16 (a) of the Exchange Act

         The information found in our 2003 Proxy Statement under the heading "Section 16 (a) Beneficial Ownership Reporting Compliance" is hereby incorporated by reference.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORMS 8-K
------------------------------------------------------------------------

         (a) 1. The consolidated financial statements and the related reports of independent auditors required to be filed with this Form 10-K are incorporated by reference from pages 24 to 63 of our 2002 Annual Report to Shareholders.

             2. The following financial statement schedule is filed as Exhibit
99.2 to this report:

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

         10.17*   Restricted Stock Agreement with A.
                  Alexander Taylor II dated October 29, 2002.

         11       Statement Regarding Computation of Per Share Earnings

         13       2002 Annual Report to Shareholders of Chattem, Inc.

         21       Subsidiaries of the Company

         23       Consent of Independent Auditors

         99.1     Copy of Previously Issued Report of Arthur Andersen LLP

         99.2     Schedule II - Valuation and Qualifying Accounts

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


Dated: March 6, 2003                     CHATTEM, INC.

                                         By: /s/ Richard D. Moss
                                             -----------------------------------
                                             Richard D. Moss
                                             Title: Vice President
                                                   (Principal Financial Officer)

                                 CERTIFICATIONS

I, Zan Guerry, Chairman and Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Chattem, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:  March 6, 2003                                  /s/ Zan Guerry
       -------------                                  ------------------------
                                                      Zan Guerry, Chairman and
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Richard D. Moss, Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Chattem, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date:  March 6, 2003                            /s/ Richard D. Moss
       -------------                            -------------------------------
                                                Richard D. Moss, Vice President
                                                and Chief Financial Officer

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
                                  -------------





          EXHIBIT
          NUMBER                  DESCRIPTION OF EXHIBIT
          ------                  ----------------------

           10.17 Restricted Stock Agreement with A. Alexander Taylor II, dated October 29, 2002.

           11            Statement Regarding Computation of Per Share Earnings

           13            2002 Annual Report to Shareholders of Chattem, Inc.

           21            Subsidiaries of the Company

           23            Consent of Independent Auditors

           99.1          Copy of Previously Issued Report of Arthur Andersen LLP

           99.2          Schedule II - Valuation and Qualifying Accounts