Form 10-Q
period 2003-02-28
CHATTEM INC
filed 2003-04-14
CIK 19520

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



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003
                          COMMISSION FILE NUMBER 0-5905




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

THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE
ACT).

AS OF APRIL 11, 2003 19,112,345 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheets as of February 28, 2003 and
      November 30, 2002 ..................................................  3

    Consolidated Statements of Income for the Three
      Months Ended February 28, 2003 and 2002.............................  5

    Consolidated Statements of Cash Flows for the Three Months Ended
      February 28, 2003 and 2002..........................................  6

    Notes to Consolidated Financial Statements ...........................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ............................................ 22

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks.... 29

  Item 4.  Controls and Procedures........................................ 30

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings............................................... 31

  Item 6.  Exhibits and Reports on Form 8-K .............................. 31

SIGNATURES ............................................................... 32

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                                       FEBRUARY 28,     NOVEMBER 30,
ASSETS                                                                     2003            2002
------                                                                   --------        --------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................        $ 20,726        $ 15,924
  Accounts receivable, less allowance for doubtful accounts
   of $1,089 at February 28, 2003 and $962 at
   November 30, 2002 ............................................          32,443          25,673
  Refundable and deferred income taxes ..........................          10,831           9,837
  Inventories ...................................................          19,885          18,769
  Prepaid expenses and other current assets .....................           1,931           2,184
                                                                         --------        --------
    Total current assets ........................................          85,816          72,387
                                                                         --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET ..............................          27,339          26,658
                                                                         --------        --------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net ...         245,702         245,787
  Debt issuance costs, net ......................................           6,753           7,126
  Other .........................................................           2,912           3,605
                                                                         --------        --------
    Total other noncurrent assets ...............................         255,367         256,518
                                                                         --------        --------

      TOTAL ASSETS ..............................................        $368,522        $355,563
                                                                         ========        ========






       The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                    FEBRUARY 28,      NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2003              2002
------------------------------------                                 ---------         ---------
                                                                    (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt .....................        $   7,750         $   7,250
   Accounts payable .........................................           10,493            12,209
   Payable to bank ..........................................            1,984               452
   Accrued liabilities ......................................           30,342            21,104
                                                                     ---------         ---------
     Total current liabilities ..............................           50,569            41,015
                                                                     ---------         ---------

LONG-TERM DEBT, less current maturities .....................          215,200           217,458
                                                                     ---------         ---------

DEFERRED INCOME TAXES .......................................           22,540            20,744
                                                                     ---------         ---------

OTHER NONCURRENT LIABILITIES ................................            1,622             1,602
                                                                     ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 10)


SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued .............................................             --                --
  Common shares, without par value, authorized 50,000,
    issued 19,108 at February 28, 2003 and 19,177 at
    November 30, 2002 .......................................           78,074            79,313
   Retained earnings (deficit) ..............................            3,492            (1,097)
                                                                     ---------         ---------
                                                                        81,566            78,216
  Unamortized value of restricted common shares issued ......           (1,580)           (1,713)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment .................           (1,395)           (1,759)
                                                                     ---------         ---------
     Total shareholders' equity .............................           78,591            74,744
                                                                     ---------         ---------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ............................................        $ 368,522         $ 355,563
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)


                                                                  FOR THE THREE MONTHS ENDED
                                                                         FEBRUARY 28,
                                                                  -------------------------
                                                                    2003             2002
                                                                  --------         --------
REVENUES:
  Net sales ..............................................        $ 58,125         $ 48,414
  Royalties ..............................................             300             --
                                                                  --------         --------
    Total revenues .......................................        $ 58,425         $ 48,414
                                                                  --------         --------

COSTS AND EXPENSES:
  Cost of sales ..........................................          17,691           14,461
  Advertising and promotion ..............................          18,405           15,874
  Selling, general and administrative ....................           9,814            9,537
                                                                  --------         --------
    Total costs and expenses .............................          45,910           39,872
                                                                  --------         --------

INCOME FROM OPERATIONS ...................................          12,515            8,542
                                                                  --------         --------

OTHER INCOME (EXPENSE):
  Interest expense .......................................          (5,147)          (4,841)
  Investment and other income, net .......................              34              106
                                                                  --------         --------
    Total other income (expense) .........................          (5,113)          (4,735)
                                                                  --------         --------

INCOME BEFORE INCOME TAXES
  AND CHANGE IN ACCOUNTING PRINCIPLE .....................           7,402            3,807

PROVISION FOR INCOME TAXES ...............................           2,813            1,435
                                                                  --------         --------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE .............           4,589            2,372

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME TAX
  BENEFIT (Note 2) .......................................            --             (8,877)
                                                                  --------         --------

NET INCOME (LOSS) ........................................        $  4,589         $ (6,505)
                                                                  ========         ========

NUMBER OF COMMON SHARES:
  Weighted average outstanding - basic ...................          19,165           17,928
                                                                  ========         ========
  Weighted average and potential dilutive outstanding ....          19,949           18,637
                                                                  ========         ========

NET INCOME (LOSS) PER COMMON SHARE:
 Basic:
   Income before change in accounting principle ..........        $    .24         $    .13
   Change in accounting principle ........................            --               (.49)
                                                                  --------         --------
     Total basic .........................................        $    .24         $   (.36)
                                                                  ========         ========
 Diluted:
   Income before change in accounting principle ..........        $    .23         $    .13
   Change in accounting principle ........................            --               (.48)
                                                                  --------         --------
     Total diluted .......................................        $    .23         $   (.35)
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                            FOR THE THREE MONTHS ENDED
                                                                                   FEBRUARY 28,
                                                                            -------------------------
                                                                              2003             2002
                                                                            --------         --------
OPERATING ACTIVITIES:
  Net income (loss) ................................................        $  4,589         $ (6,505)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization ................................           1,499            1,263
      Deferred income tax provision ................................             952            1,024
      Cumulative effect of change in accounting principle, net .....            --              8,877
      Stock option charge ..........................................            --                131
      Other, net ...................................................            (129)             143
      Changes in operating assets and liabilities:
        Accounts receivable ........................................          (6,770)          (7,254)
        Refundable income taxes ....................................            --              1,031
        Inventories ................................................          (1,116)          (1,260)
        Prepaid expenses and other current assets ..................             253              287
        Accounts payable and accrued liabilities ...................           7,522            6,299
                                                                            --------         --------
           Net cash provided by operating activities ...............           6,800            4,036
                                                                            --------         --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................          (1,464)            (510)
  Decrease in other assets, net ....................................             955              392
                                                                            --------         --------
           Net cash used in investing activities ...................            (509)            (118)
                                                                            --------         --------

FINANCING ACTIVITIES:
  Repayment of long-term debt ......................................          (1,750)            --
  Proceeds from exercise of stock options ..........................             160              115
  Repurchase of common shares ......................................          (1,579)            (630)
  Change in payable to bank ........................................           1,532            1,865
                                                                            --------         --------
          Net cash provided by (used in) financing activities ......          (1,637)           1,350
                                                                            --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS .................................................             148             (107)
                                                                            --------         --------

CASH AND CASH EQUIVALENTS:
  Increase for the period ..........................................           4,802            5,161
  At beginning of period ...........................................          15,924           35,445
                                                                            --------         --------
  At end of period .................................................        $ 20,726         $ 40,606
                                                                            ========         ========

PAYMENTS FOR:
  Interest .........................................................        $    383         $     39
  Taxes ............................................................        $      6         $     81


       The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

All monetary amounts are expressed in thousands of dollars unless contrarily evident. Unless otherwise indicated the number of shares of our common stock and related per share computations included in these financial statements and notes thereto have been adjusted to reflect the two-for-one split of our common stock on November 29, 2002.

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2002. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2. In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets. Also in connection with the adoption of SFAS 142, we obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.48 per diluted share. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the three months ended February 28, 2002. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142, we determined that a revaluation thereof was not required at this time.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which was adopted by us effective December 1, 2002, will require us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. We will also be required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. Our results of operations, financial position and cash flows, therefore, will not be affected.

      On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148, which was adopted by us on December 1, 2002, amends SFAS 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of this pronouncement did not have an impact on our results of operations, financial position or cash flows.

3. We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter ("OTC") health care products. Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers. Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

4. Shipping and handling costs of $1,458 and $1,517 are included in selling expenses for the three months ended February 28, 2003 and 2002, respectively.

5. Inventories consisted of the following at February 28, 2003 and November 30, 2002:

                                                         2003           2002
                                                      ----------     ----------
      Raw materials and work in process               $   10,277     $    9,104
      Finished goods ............................         11,335         11,392
      Excess of current cost over LIFO
        values ..................................         (1,727)        (1,727)
                                                      ----------     ----------
          Total inventories .....................     $   19,885     $   18,769
                                                      ==========     ==========

6. Accrued liabilities consisted of the following at February 28, 2003 and November 30, 2002:

                                                         2003            2002
                                                      ----------     ----------
      Interest...................................     $    7,759     $    3,366
      Salaries, wages and commissions............          1,266          3,739
      Product advertising and promotion..........         13,771          7,524
      Product acquisitions and divestitures......            737            737
      Taxes......................................          3,512          1,993
      Consulting fees............................            745            747
      Legal fees.................................            139            789
      Insurance..................................          1,310            934
      Other .....................................          1,103          1,275
                                                      ----------     ----------
          Total accrued liabilities .............     $   30,342     $   21,104
                                                      ==========     ==========

7. Comprehensive income (loss) consisted of the following components for the three months ended February 28, 2003 and 2002, respectively:

                                                         2003           2002
                                                      ----------     ----------
      Net income (loss)..........................     $    4,589     $   (6,505)
      Other - foreign currency
        translation adjustment...................            364           (194)
                                                      ----------     ----------
         Total comprehensive income (loss)            $    4,953     $   (6,699)
                                                      ==========     ==========

8. In fiscal 1999 and 2000 our board of directors authorized repurchases of our common stock not to exceed $20,000. Under these authorizations 1,142,200 shares, before the two-for-one split of our common stock on November 29, 2002, had been reaquired through November 30, 2002 at a cost of $15,225. In January 2003, our board of directors increased to $10,000 the total authorization to repurchase our common stock under the buyback program. In the first quarter of 2003, we repurchased 103,000 shares of our common stock for $1,579. All repurchased shares were retired and returned to unisssued. At February 28, 2003,

      $8,421 of our current authorization was available for future repurchases. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our 8.875% Notes were issued and under the terms of our current credit facility.

9. On January 22, 2002, Kmart Corporation ("Kmart"), a customer of ours representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing did not impact our results of operations and financial position for fiscal 2001. At the time of the filing Kmart owed us approximately $1,200. In the first quarter of fiscal 2002 we established an allowance for doubtful accounts of $1,000 to cover our estimated bad debt related to Kmart. In the second quarter of fiscal 2002 we sold our receivable from Kmart to a financial institution for $367. We continue to sell to Kmart Corporation at decreased volume levels and as of February 28, 2003 our receivables from Kmart were approximately $755.

10. We were named as a defendant in a lawsuit brought by the Center for Environment Health ("CEH") contending that we violated the California Safe Drinking Water and Toxic Enforcement Act of 1998 (Proposition 65) by selling to California consumers, without a warning, topical skin care products containing zinc oxide which in turn contains lead. The lawsuit contended that the purported failure to comply with Proposition 65 requirements also constituted a violation of the California Business & Professions Code. Violations of either Proposition 65 or the California Business and Professions Code render a defendant liable for civil penalties of up to $2.5 per day per violation.

      We were also named as a defendant in a lawsuit filed on December 29, 1999, JOHNSON et al. v. BRISTOL-MYERS SQUIBB CO., et al. This was a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleged that we violated Proposition 65 by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit did not assert claims directly under Proposition 65, but asserted that the alleged failure to comply with Proposition 65 gave rise to claims under California's Business and Professions Code and the California Civil Code. The lawsuit sought injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

      The plaintiffs in the two separate actions filed a consolidated amended complaint that included a claim based upon the allegation that zinc oxide allegedly also contains cadmium. During the third quarter of fiscal 2002 a settlement was finalized among the parties for these two cases pending final court approval. Final court approval of the settlement is expected during our second quarter of fiscal 2003. In the settlement, we paid an amount that was within the expected range that had been previously accrued by us. The settlement amount was not material to our results of operations.

      As of April 10, 2003, we have been named as a defendant in approximately 318 lawsuits involving claims by approximately 1,473 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases which have been filed in a number of different states.

      We anticipate that additional lawsuits will be filed with similar or other allegations related to our DEXATRIM products containing PPA. None of these lawsuits has, to date, been resolved by settlement or judicial ruling. The earliest scheduled trial date of any of these cases is May 19, 2003. It is anticipated that certain state court cases will be set for trial during the course of the year and that significant evidentiary and other hearings will be held during the course of the year in the federal cases.

      Approximately half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson

      Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM. Our product liability insurance, as described more fully below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM.

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

      In addition, we have also been named as a defendant in a lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. Our available insurance for the defense of this lawsuit, as described below, is $35,000. We discontinued the manufacturing and shipment of DEXATRIM containing ephedrine on September 20, 2002.

      We are aggressively defending these lawsuits. It is too early in the litigation to evaluate fully the risks that these lawsuits pose, or express a range of likely outcomes. It is also too early to estimate the number of lawsuits related to DEXATRIM with PPA or DEXATRIM with ephedrine that will be filed or whether our available insurance will be sufficient to cover these claims. If these lawsuits result in liabilities greater than our insurance coverage, we may not have sufficient resources to satisfy these obligations.

      We currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in DEXATRIM. We have $102,000 of product liability insurance coverage for injuries related to DEXATRIM containing PPA occurring after our acquisition of DEXATRIM in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004, would not be covered by these insurance policies. We currently have one claim in which there are multiple PPA manufacturers as defendants that relates to injuries occurring after May 31, 2001. We believe we have meritorious defenses to this claim. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

      We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products, including DEXATRIM products containing ephedrine. Our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $2,000 of coverage through a third party insurer, $8,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $1,500 is currently funded, and $25,000 of excess coverage through a third party insurer.

      We have also been named as a defendant in a lawsuit brought in the State of California by Citizens for Responsible Business, Inc. under the California Business and Professional Code. The lawsuit charges that our alleged failure to comply with newly-added provisions of the Federal Food, Drug, and Cosmetic Act with respect to the labeling of products purported to contain "ginseng," constitutes a violation of the Code. Numerous other retail and manufacturing companies were also named as defendants in the suit. This lawsuit was settled in March 2003 with payment of the settlement amount to be made by May 1, 2003. The settlement amount is not material to our results of operations. Under the terms of the settlement, the plaintiffs will provide a general release to us and all of our suppliers, distributors and retailers with respect to all of our products, while we are prohibited from shipping after July 1, 2003 products containing "Siberian Ginseng" that do not comply with the new labeling requirements.

      Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our consolidated operating results or financial position if disposed of unfavorably.

      In 1994, the Nonprescription Drug Manufacturers Association (now the Consumer Healthcare Products Association) ("CHPA") initiated a large-scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA which, until November 2000, was the active ingredient in certain of the DEXATRIM products (the "Yale Study"). PPA was also used in numerous other OTC medications, which were also part of the Yale Study. In May 2000, the results of the Yale Study were filed with the Food and Drug Administration ("FDA"). The investigators concluded that the results of the Yale Study suggest that PPA increases the risks of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled a FDA advisory panel to meet in October 2000 to discuss the results of the study.

      On October 19, 2000, a Nonprescription Drugs Advisory Committee ("NDAC"), commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to cease voluntarily marketing DEXATRIM with PPA, we announced on November 7, 2000 our decision to cease immediately shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA.

      The FDA, the Drug Enforcement Administration and a number of state and local governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heart leaf, which, until September 2002, was used in the manufacturing of some forms of DEXATRIM Natural and DEXATRIM Results, or synthetic ephedrine, a FDA regulated ingredient used in some OTC drug products, which has not been used in our products. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. The enactment of further restrictions or prohibitions on sales, the perceived safety concerns related to ephedrine and the possibility of further regulatory action could result in an increase in the number of ephedrine related lawsuits filed, including ones in which we are named as a defendant. In late 2000, the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. In response to this request, a report issued on February 28, 2003 by the RAND-based Southern California Evidence-Based Practice Center for the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality (the "RAND Report") concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In September 2001, the Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. To date, the Department of Health and Human Services, which oversees the FDA, and the FDA have not reached a final decision on the petition.

      We have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine, for which we have provided a $750 allowance in the first quarter of fiscal 2003.

      We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME, seeking a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products, and thus should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. Based on comments received from the FDA at the meeting, we may revise and resubmit the protocol. After we receive final comments from the FDA, we expect that it will take one or two years to produce the clinical data for FDA review. The FDA could finalize the OTC external analgesic monograph before the protocol and clinical data results are finalized, which would place 10% trolamine salicylate in non-monograph status, thus requiring the submission of a new drug application to market and sell OTC products with 10% trolamine salicylate. This submission would likely require us to provide clinical data, which would be expensive. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products, and could also reformulate them using ingredients approved in the FDA monograph.

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

11. Certain prior year amounts have been reclassified to conform to the current period's presentation.

12. We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

13. On March 28, 2002, we completed the acquisition of SELSUN BLUE, a line of medicated dandruff shampoos, from Abbott Laboratories for $75,000, plus inventories of $1,380 and assumed liabilities of $1,178. This acquisition includes worldwide rights (except India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment. Abbott Laboratories will continue to manufacture the product for us until June 2003 domestically, or such earlier date as we move production to our Chattanooga, Tennessee facilities, and until March 2004 internationally, or such earlier date as we enter into our own agreements with contract manufacturers. Most of our SELSUN BLUE domestic product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott a fee of 10% over standard manufacturing costs until we assume manufacturing or enter into third party agreements. We also rely on Abbott to market, sell and distribute SELSUN BLUE products in most foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the marketing transition period, Abbott will initially pay us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott will pay all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country will terminate and we will record these international sales directly, as well as the costs and expenses associated with these sales.

      The following table summarizes our estimate of how the results for SELSUN BLUE international for the three months ended February 28, 2003 would have been presented had the transition period been finalized on the date of acquisition:

               SELECTED SELSUN BLUE INTERNATIONAL DATA (Unaudited)

                                                   For the Three Months Ended
                                                        February 28, 2003
                                                        -----------------

      NET SALES...................................         $     3,110
                                                           -----------

      COSTS AND EXPENSES:
        Cost of sales.............................               1,205
        Advertising and promotion.................                 460
        Selling, general and administrative.......               1,145
                                                           -----------
          Total costs and expenses................               2,810
                                                           -----------

      INCOME FROM OPERATIONS......................         $       300
                                                           ===========

The following unaudited consolidated pro forma information assumes the acquisition of SELSUN BLUE had occurred at the beginning of the period presented:

            PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

                                                       For the Three Months
                                                      Ended February 28, 2002
                                                      -----------------------

      Total revenue...............................         $    59,145
      Income before change in accounting
        principle.................................               2,913
      Net loss....................................              (5,964)
      Earnings per share - basic:
        Income before change in accounting
        principle.................................                0.16
        Net loss..................................               (0.33)
      Earnings per share - diluted:
        Income before change in accounting
        principle.................................                0.16
        Net loss..................................               (0.32)

14. Also on March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility includes a $15,000 revolving credit facility and a $45,000 term loan. The Credit Facility together with our available cash was used to finance the acquisition of SELSUN BLUE and was used to provide working capital for general corporate purposes. The $45,000 term loan and any outstanding loans under the revolving credit facility mature on March 28, 2007. The Credit Facility is secured by the stock of our domestic subsidiaries and all of our present and future assets, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. At February 28, 2003, we owed $18,250 under this credit facility.

15. Our 1993 Non-Statutory Stock Option Plan provides for issuance of up to 700,000 shares of common stock to key employees. In addition, our 1994 Non-Statutory Stock Option Plan and the 1994 Non-Statutory Stock Option Plan for Non-Employee Directors provide for the issuance of up to 700,000 and 160,000 shares, respectively, of common stock. Our 1998 Non-Statutory Stock Option Plan provides for issuance of up to 1,400,000 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows issuance of up to 200,000 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500,000 shares of common stock. The 2003 Stock Incentive Plan, which was adopted by our board of directors on January 21, 2003 and is pending approval from our shareholders at the April 16, 2003 annual shareholders' meeting, provides for the issuance of up to 1,500,000 shares of common stock. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

      For SFAS No. 123 purposes, as amended by SFAS 148, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003 and 2002: expected dividend yield of 0%, expected volatility of 64% and 65%, risk-free interest rates of 3.95% and 5.34% and expected lives of six years. (See "Recent Accounting Pronouncements" for a description of the provisions of SFAS 148.)

      Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for the three months ended February 28, 2003 and 2002 as indicated below:

                                                         2003          2002
                                                       --------      --------
      Net income (loss):
         As reported..............................     $  4,589      $ (6,505)
         Compensation cost........................          168           395
                                                       --------      --------
         Pro forma................................     $  4,421      $ (6,900)
                                                       ========      ========
      Net income (loss) per share, basic:
         As reported..............................     $    .24      $   (.36)
         Pro forma................................     $    .23      $   (.38)

      Net income (loss) per share, diluted:
         As reported..............................     $    .23      $   (.35)
         Pro forma................................     $    .22      $   (.37)

16. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal") and SunDex, LLC ("SunDex"), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiaries of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several. The guarantee of Signal and Sundex as of February 28, 2003 arose in conjunction with Chattem's issuance of the 8.875% Senior Subordinated Notes on March 24, 1998 (the "8.875% Notes") and the $60,000 senior secured credit facility (the "Credit Facility") obtained by Chattem on March 28, 2002. The guarantees' terms match the terms of the 8.875%

      Notes and the Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantee as of February 28, 2003 is $222,950.

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                FEBRUARY 28, 2003
                                -----------------
                          (Unaudited and in thousands)

                                                                                          NON-GUARANTOR
                                                                                           SUBSIDIARY   ELIMINATIONS
                                                       CHATTEM      SIGNAL       SUNDEX     COMPANIES    DR.  (CR.)  CONSOLIDATED
                                                       -------      ------       ------     ---------    ----------  ------------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents ......................   $  15,562    $     430    $       5    $   4,729    $    --      $  20,726
  Accounts receivable, less allowance for doubtful
    accounts of $1,089 ...........................      28,063         --           --          4,380         --         32,443
  Refundable and deferred income taxes ...........      10,784         --           --             47         --         10,831
  Inventories ....................................      13,602         --          3,009        3,274         --         19,885
  Prepaid expenses and other current assets ......       1,820         --           --            111         --          1,931
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total current assets .........................      69,831          430        3,014       12,541         --         85,816
                                                     ---------    ---------    ---------    ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET ...............      26,236         --            775          328         --         27,339
                                                     ---------    ---------    ---------    ---------    ---------    ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net ..................................       1,312      182,100       62,290         --           --        245,702
  Debt issuance costs, net .......................       6,753         --           --           --           --          6,753
  Investment in subsidiaries .....................      70,714         --           --           --        (70,714)        --
  Other ..........................................       2,899         --           --             13         --          2,912
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total other noncurrent assets ................      81,678      182,100       62,290           13      (70,714)     255,367
                                                     ---------    ---------    ---------    ---------    ---------    ---------

      TOTAL ASSETS ...............................   $ 177,745    $ 182,530    $  66,079    $  12,882    $ (70,714)   $ 368,522
                                                     =========    =========    =========    =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ...........   $   7,750    $    --      $    --      $    --      $    --      $   7,750
  Accounts payable ...............................       9,362         --           --          1,131         --         10,493
  Payable to bank ................................       1,984         --           --           --           --          1,984
  Accrued liabilities ............................      29,715         --           --            627         --         30,342
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total current liabilities ....................      48,811         --           --          1,758         --         50,569
                                                     ---------    ---------    ---------    ---------    ---------    ---------

LONG-TERM DEBT, less current maturities ..........     215,200         --           --           --           --        215,200
                                                     ---------    ---------    ---------    ---------    ---------    ---------

DEFERRED INCOME TAXES ............................      (1,069)      23,609         --           --           --         22,540
                                                     ---------    ---------    ---------    ---------    ---------    ---------

OTHER NONCURRENT LIABILITIES .....................       1,622         --           --           --           --          1,622
                                                     ---------    ---------    ---------    ---------    ---------    ---------

INTERCOMPANY ACCOUNTS ............................    (166,244)     167,145       (3,286)       2,385         --           --
                                                     ---------    ---------    ---------    ---------    ---------    ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued ...........................        --           --           --           --           --           --
  Common shares, without par value, authorized
    50,000, issued 19,108 ........................      78,074            2       63,065        7,647       70,714       78,074
  Retained earnings (deficit) ....................       3,403       (8,226)       6,300        2,015         --          3,492
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total ........................................      81,477       (8,224)      69,365        9,662       70,714       81,566
  Unamortized value of restricted common shares
    issued .......................................      (1,580)        --           --           --           --         (1,580)
  Cumulative other comprehensive income:
   Foreign currency translation adjustment .......        (472)        --           --           (923)        --         (1,395)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total shareholders' equity (deficit) .........      79,425       (8,224)      69,365        8,739       70,714       78,591
                                                     ---------    ---------    ---------    ---------    ---------    ---------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY .....................   $ 177,745    $ 182,530    $  66,079    $  12,882    $  70,714    $ 368,522
                                                     =========    =========    =========    =========    =========    =========

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                NOVEMBER 30, 2002
                                -----------------
                                 (In thousands)

                                                                                          NON-GUARANTOR
                                                                                           SUBSIDIARY   ELIMINATIONS
                                                       CHATTEM      SIGNAL       SUNDEX     COMPANIES    DR.  (CR.)  CONSOLIDATED
                                                       -------      ------       ------     ---------    ----------  ------------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents ......................   $  11,505    $   1,133    $       5    $   3,281    $    --      $  15,924
  Accounts receivable, less allowance for doubtful
    accounts of $962 .............................      21,585         --           --          4,088         --         25,673
  Refundable and deferred income taxes ...........       9,791         --           --             46         --          9,837
  Inventories ....................................      12,734         --          3,139        2,896         --         18,769
  Prepaid expenses and other current assets ......       2,064         --           --            120         --          2,184
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total current assets .........................      57,679        1,133        3,144       10,431         --         72,387
                                                     ---------    ---------    ---------    ---------    ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, NET ...............      25,567         --            775          316         --         26,658
                                                     ---------    ---------    ---------    ---------    ---------    ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net ..................................       1,397      182,100       62,290         --           --        245,787
  Debt issuance costs, net .......................       7,126         --           --           --           --          7,126
  Investment in subsidiaries .....................      70,714         --           --           --        (70,714)        --
  Other ..........................................       3,590         --           --             15         --          3,605
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total other noncurrent assets ................      82,827      182,100       62,290           15      (70,714)     256,518
                                                     ---------    ---------    ---------    ---------    ---------    ---------

      TOTAL ASSETS ...............................   $ 166,073    $ 183,233    $  66,209    $  10,762    $ (70,714)   $ 355,563
                                                     =========    =========    =========    =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ...........   $   7,250    $    --      $    --      $    --      $    --      $   7,250
  Accounts payable ...............................      10,957         --           --          1,252         --         12,209
  Payable to bank ................................         452         --           --           --           --            452
  Accrued liabilities ............................      20,015         --           --          1,089         --         21,104
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total current liabilities ....................      38,674         --           --          2,341         --         41,015
                                                     ---------    ---------    ---------    ---------    ---------    ---------

LONG-TERM DEBT, less current maturities ..........     217,458         --           --           --           --        217,458
                                                     ---------    ---------    ---------    ---------    ---------    ---------

DEFERRED INCOME TAXES ............................      (1,065)      21,809         --           --           --         20,744
                                                     ---------    ---------    ---------    ---------    ---------    ---------

OTHER NONCURRENT LIABILITIES .....................       1,602         --           --           --           --          1,602
                                                     ---------    ---------    ---------    ---------    ---------    ---------

INTERCOMPANY ACCOUNTS ............................    (169,271)     170,530       (1,803)         544         --           --
                                                     ---------    ---------    ---------    ---------    ---------    ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued ...........................        --           --           --           --           --
  Common shares, without par value, authorized
    50,000, issued 19,177 ........................      79,313            2       63,065        7,647       70,714       79,313
  Retained earnings (deficit) ....................       1,563       (9,108)       4,947        1,501         --         (1,097)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total ........................................      80,876       (9,106)      68,012        9,148       70,714       78,216
  Unamortized value of restricted common shares
    issued .......................................      (1,713)        --           --           --           --         (1,713)
  Cumulative other comprehensive income:
   Foreign currency translation adjustment .......        (488)        --           --         (1,271)        --         (1,759)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total shareholders' equity (deficit) .........      78,675       (9,106)      68,012        7,877       70,714       74,744
                                                     ---------    ---------    ---------    ---------    ---------    ---------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY ....................   $ 166,073    $ 183,233    $  66,209    $  10,762    $  70,714    $ 355,563
                                                     =========    =========    =========    =========    =========    =========

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                     FOR THE THREE MONTHS FEBRUARY 28, 2003
                     --------------------------------------
                          (Unaudited and in thousands)

                                                                            NON-GUARANTOR
                                                                             SUBSIDIARY   ELIMINATIONS
                                         CHATTEM      SIGNAL       SUNDEX     COMPANIES    DR.  (CR.)  CONSOLIDATED
                                         -------      ------       ------     ---------    ----------  ------------
TOTAL REVENUES ......................   $  44,235    $    --      $   9,573    $   4,617    $    --     $  58,425
                                        ---------    ---------    ---------    ---------    ---------   ---------
COSTS AND EXPENSES:
  Cost of sales .....................      13,050         --          2,701        1,940         --        17,691
  Advertising and promotion .........      13,773         --          3,247        1,385         --        18,405
  Selling, general and administrative       9,227            2           56          529         --         9,814
                                        ---------    ---------    ---------    ---------    ---------   ---------
    Total costs and expenses ........      36,050            2        6,004        3,854         --        45,910
                                        ---------    ---------    ---------    ---------    ---------   ---------

INCOME (LOSS) FROM OPERATIONS .......       8,185           (2)       3,569          763         --        12,515
                                        ---------    ---------    ---------    ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense ..................      (5,147)        --           --           --           --        (5,147)
  Investment and other income, net ..          25            1         --              8         --            34
  Royalties .........................      (2,262)       2,852         (500)         (90)        --          --
  Corporate allocations .............         915         --           (887)         (28)        --          --
                                        ---------    ---------    ---------    ---------    ---------   ---------
     Total other income (expense) ...      (6,469)       2,853       (1,387)        (110)        --        (5,113)
                                        ---------    ---------    ---------    ---------    ---------   ---------

INCOME BEFORE INCOME TAXES ..........       1,716        2,851        2,182          653         --         7,402

PROVISION FOR INCOME TAXES ..........         876          969          829          139         --         2,813
                                        ---------    ---------    ---------    ---------    ---------   ---------

NET INCOME ..........................   $     840    $   1,882    $   1,353    $     514    $    --     $   4,589
                                        =========    =========    =========    =========    =========   =========

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                               NON-GUARANTOR
                                                                                SUBSIDIARY  ELIMINATIONS
                                                        CHATTEM       SIGNAL     COMPANIES    DR. (CR.)  CONSOLIDATED
                                                        -------       ------     ---------    ---------  ------------
NET SALES ..........................................   $  45,758    $    --      $   2,656    $    --     $  48,414
                                                       ---------    ---------    ---------    ---------   ---------
COSTS AND EXPENSES:
  Cost of sales ....................................      13,350         --          1,111         --        14,461
  Advertising and promotion ........................      15,108         --            766         --        15,874
  Selling, general and administrative ..............       8,989         --            548         --         9,537
                                                       ---------    ---------    ---------    ---------   ---------
    Total costs and expenses .......................      37,447         --          2,425         --        39,872
                                                       ---------    ---------    ---------    ---------   ---------

INCOME FROM OPERATIONS .............................       8,311         --            231         --         8,542
                                                       ---------    ---------    ---------    ---------   ---------
OTHER INCOME (EXPENSE):
  Interest expense .................................      (4,841)        --           --           --        (4,841)
  Investment and other income, net .................          47           54            5         --           106
  Royalties ........................................      (2,343)       2,396          (53)        --          --
  Corporate allocations ............................          22         --            (22)        --          --
                                                       ---------    ---------    ---------    ---------   ---------
     Total other income (expense) ..................      (7,115)       2,450          (70)        --        (4,735)
                                                       ---------    ---------    ---------    ---------   ---------

INCOME BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE ...................       1,196        2,450          161         --         3,807

PROVISION FOR INCOME TAXES .........................         466          833          136         --         1,435
                                                       ---------    ---------    ---------    ---------   ---------

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE .............................         730        1,617           25         --         2,372

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT ...............................        --         (8,877)        --           --        (8,877)
                                                       ---------    ---------    ---------    ---------   ---------

NET INCOME (LOSS) ..................................   $     730    $  (7,260)   $      25    $    --     $  (6,505)
                                                       =========    =========    =========    =========   =========

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                                         NON-GUARANTOR
                                                                                          SUBSIDIARY   ELIMINATIONS
                                                      CHATTEM      SIGNAL       SUNDEX     COMPANIES     DR. (CR.)  CONSOLIDATED
                                                      -------      ------       ------     ---------     ---------  ------------
OPERATING ACTIVITIES:
  Net income ....................................   $     840    $   1,882    $   1,353    $     514    $    --      $   4,589
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ...............       1,465         --           --             34         --          1,499
    Deferred income tax provision ...............       2,832       (1,880)        --           --           --            952
    Provision for income taxes ..................      (1,798)         969          829         --           --           --
    Other, net ..................................        (134)        --           --              5         --           (129)
    Changes in operating assets and liabilities:         --
      Accounts receivable .......................      (6,665)        --           --           (105)        --         (6,770)
      Inventories ...............................      (1,016)        --            130         (230)        --         (1,116)
      Prepaid expenses and other current assets .         239         --           --             14         --            253
      Accounts payable and accrued liabilities ..       8,319         --           --           (797)        --          7,522
                                                    ---------    ---------    ---------    ---------    ---------    ---------
        Net cash provided by (used in) operating
          activities ............................       4,082          971        2,312         (565)        --          6,800
                                                    ---------    ---------    ---------    ---------    ---------    ---------
INVESTING ACTIVITIES: ...........................        --
  Purchases of property, plant and equipment ....      (1,429)        --           --            (35)        --         (1,464)
  Change in other assets, net ...................         951         --           --              4         --            955
                                                    ---------    ---------    ---------    ---------    ---------    ---------
        Net cash used in investing activities ...        (478)        --           --            (31)        --           (509)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt ...................      (1,750)        --           --           --           --         (1,750)
  Proceeds from exercise of stock options .......         160         --           --           --           --            160
  Repurchase of common shares ...................      (1,579)        --           --           --           --         (1,579)
  Change in payable to bank .....................       1,532         --           --           --           --          1,532
  Changes in intercompany accounts ..............       1,085         (674)      (2,312)       1,901         --
  Dividends paid ................................       1,000       (1,000)        --           --           --           --
                                                    ---------    ---------    ---------    ---------    ---------    ---------
        Net cash provided by (used in) financing
           activities ...........................         448       (1,674)      (2,312)       1,901         --         (1,637)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS .....................           5         --           --            143         --            148
                                                    ---------    ---------    ---------    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS: ......................        --
  Increase (decrease) for the period ............       4,057         (703)        --          1,448         --          4,802
  At beginning of period ........................      11,505        1,133            5        3,281         --         15,924
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  At end of period ..............................   $  15,562    $     430    $       5    $   4,729    $    --      $  20,726
                                                    =========    =========    =========    =========    =========    =========

                                                                         Note 16
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002
                  --------------------------------------------
                          (Unaudited and in thousands)

                                                                               NON-GUARANTOR
                                                                                SUBSIDIARY  ELIMINATIONS
                                                        CHATTEM        SIGNAL    COMPANIES    DR. (CR.)   CONSOLIDATED
                                                        -------        ------    ---------    ---------   ------------
OPERATING ACTIVITIES:
  Net income (loss) ................................   $     730    $  (7,260)   $      25    $    --     $  (6,505)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ..................       1,233         --             30         --         1,263
    Deferred income tax provision ..................         191          833         --           --         1,024
    Cumulative effect of change in accounting
      principle, net ...............................        --          8,877         --           --         8,877
    Stock option charge ............................         131         --           --           --           131
    Other, net .....................................         143         --           --           --           143
    Changes in operating assets and liabilities:
      Accounts receivable ..........................      (7,907)        --            653         --        (7,254)
      Refundable income taxes ......................       1,031         --           --           --         1,031
      Inventories ..................................      (1,192)        --            (68)        --        (1,260)
      Prepaid expenses and other current assets ....         271         --             16         --           287
      Accounts payable and accrued liabilities .....       6,956         --           (657)        --         6,299
                                                       ---------    ---------    ---------    ---------   ---------
        Net cash provided by (used in) operating
          activities ...............................       1,587        2,450           (1)        --         4,036
                                                       ---------    ---------    ---------    ---------   ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......        (504)        --             (6)        --          (510)
  Decrease in other assets, net ....................         392         --           --           --           392
                                                       ---------    ---------    ---------    ---------   ---------
        Net cash used in investing activities ......        (112)        --             (6)        --          (118)
                                                       ---------    ---------    ---------    ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ..........         115         --           --           --           115
  Repurchase of common shares ......................        (630)        --           --           --          (630)
  Change in payable to bank ........................       1,865         --           --           --         1,865
  Changes in intercompany accounts .................       1,496       (1,414)         (82)        --          --
  Dividends paid ...................................       1,000       (1,000)        --           --          --
                                                       ---------    ---------    ---------    ---------   ---------
        Net cash provided by (used in) financing
           activities ..............................       3,846       (2,414)         (82)        --         1,350
                                                       ---------    ---------    ---------    ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS ........................        --           --           (107)        --          (107)
                                                       ---------    ---------    ---------    ---------   ---------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...............       5,321           36         (196)        --         5,161
  At beginning of period ...........................      20,648       10,003        4,794         --        35,445
                                                       ---------    ---------    ---------    ---------   ---------
  At end of period .................................   $  25,969    $  10,039    $   4,598    $    --     $  40,606
                                                       =========    =========    =========    =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS
-----------------------------------------------------------------------  -------
        OF OPERATIONS
        -------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. All of the applicable amounts herein for the three months ended February 28, 2003 and 2002, respectively, reflect the two-for-one split of our common stock on November 29, 2002. All monetary amounts are expressed in thousands of dollars unless contrarily evident. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

GENERAL
-------

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter ("OTC") healthcare products, toiletries and dietary supplements, including such categories as topical analgesics, skin care products, appetite suppressants and medicated dandruff shampoos. Our portfolio of products includes well-recognized brands, such as:

      o  ICY HOT, ASPERCREME and FLEXALL topical analgesics;

      o GOLD BOND medicated skin care powder, cream, lotion, first aid, swab and spray products;

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

On March 28, 2002, we acquired SELSUN BLUE from Abbott Laboratories for $75,000 plus inventories of $1,380 and assumed liabilities of $1,178. We financed the acquisition with a $45,000 term loan under our senior credit facility and $31,380 of cash. We acquired worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment.

Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, are required to manufacture the product for us domestically until June 2003, or such earlier date as we move production to our Chattanooga, Tennessee facilities, and internationally until March 2004, or such earlier date as we enter into our own agreements with contract manufacturers. Most of our domestic SELSUN BLUE product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott Laboratories ten percent over standard manufacturing costs. Abbott Laboratories is also marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories initially pays us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott Laboratories pays all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates and we record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004.

In fiscal 2002, our international revenues were $21,042, or 9.4% of total revenues. In 2001, SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20,100, or approximately 50% of its total net sales. We are focusing our efforts on expanding SELSUN BLUE'S international presence in the existing key markets, as well as new markets such as China and Japan. As we initially focus on the existing key markets, we are discontinuing the sale of SELSUN BLUE in certain smaller markets and will thus experience a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE'S international marketing and distribution network to launch other brands in countries where they are not currently being sold.

In connection with our acquisition of SELSUN BLUE on March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent. The senior credit facility includes a $15,000 revolving credit facility and a $45,000 term loan. The senior credit facility together with our available cash was used to finance the acquisition of SELSUN BLUE. As of February 28, 2003, we owed $18,250 under this credit facility.

Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and on September 20, 2002 we discontinued the manufacturing and shipment of DEXATRIM Natural and DEXATRIM Results containing ephedrine. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine, for which we have provided a $750 allowance in the first quarter of fiscal 2003.

In March 2003, we acquired the FISODERM, FISOHEX and FISOAC product line in Brazil and nearly all of the worldwide trademarks for PHISODERM, PHISOHEX and other related trademarks from GlaxoSmithKline for an immaterial amount. This purchase excludes trademarks in Taiwan, Australia, Papua/New Guinea and New Zealand. In 2002, sales of the Brazilian product line were less than $200. These acquisitions, together with the PHISODERM trademark rights previously acquired in 1994 for the United States, Canada and Puerto Rico, provide us with worldwide capability to expand our PHISODERM business.

During the three months ended February 28, 2003, we repurchased, and returned to unissued, 103,000 shares of our common stock for $1,579 in accordance with our previously announced stock buyback program. In January 2003 our board of directors increased the total authorization to repurchase stock under our stock buyback program to $10,000. The remaining availability under the board authorization is $8,421.

EBITDA, earnings before interest, taxes, depreciation and amortization, is a key standard used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. EBITDA is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by generally accepted accounting principles. For the first quarter of fiscal 2003, income from operations increased $3,973, or 46.5%, to $12,515 from $8,542 in the 2002 period. EBITDA for the three months ended February 28, 2003 was $13,649 as compared to $9,537 for the same period of 2002, a $4,112 increase. The income from operations margin (income from operations/total revenues) and the EBITDA margin (EBITDA/total revenues) increased from 17.6% and 19.7% of total revenues, respectively, in the 2002 period to 21.4% and 23.4%, respectively, in the 2003 period. A reconciliation of EBITDA to income from operations is presented in the following table:

                                          For the Three Months Ended
                                                  February 28,
                                                  ------------
                                              2003           2002
                                           ----------     ----------

Income from operations.................    $   12,515     $    8,542
Depreciation and amortization..........         1,499          1,263
Less: Amortization of interest.........          (365)          (268)
                                           ----------     ----------
EBITDA.................................    $   13,649     $    9,537
                                           ==========     ==========

We will continue to seek sales increases through a combination of acquisitions and internal growth while seeking to maintain high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and development of successful line extensions. During the first quarter of fiscal 2003, we introduced GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales and/or earnings. As a result, we may experience a short-term impact on our profitability due to acquisitions and line extensions.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for income before change in accounting principle and for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

                                                   FOR THE THREE MONTHS ENDED
                                                          FEBRUARY 28,
                                                          ------------
                                                       2003          2002
                                                    ----------    ----------

TOTAL REVENUES...................................      100.0%        100.0%
                                                      ------        ------
COSTS AND EXPENSES:
  Cost of sales .................................       30.3          29.9
  Advertising and promotion .....................       31.5          32.8
  Selling, general and administrative ...........       16.8          19.7
                                                      ------        ------
    Total costs and expenses ....................       78.6          82.4
                                                      ------        ------

INCOME FROM OPERATIONS...........................       21.4          17.6
                                                      ------        ------
OTHER INCOME (EXPENSE):
  Interest expense ..............................       (8.8)        (10.0)
  Investment and other income, net ..............         .1            .2
                                                      ------        ------
    Total other income (expense) ................       (8.7)         (9.8)
                                                      ------        ------

INCOME BEFORE INCOME TAXES ......................       12.7           7.9

PROVISION FOR INCOME TAXES ......................        4.8           3.0
                                                      ------        ------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE.....        7.9%          4.9%
                                                      ======        ======

CRITICAL ACCOUNTING POLICIES
----------------------------

The selection and application of accounting principles and methods impact our financial results. Our most critical accounting policies are described below.

      Impairment Testing of Intangible Assets
      ---------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. SFAS 142 requires this testing to be performed at least annually. These impairment tests are impacted by judgments as to future cash flows and brand performance. See
Note 2 of Notes to Consolidated Financial Statements for a further discussion of SFAS 142.

      Product Return Allowances
      -------------------------

Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers occasionally return products for a variety of reasons. Examples include product damaged in transit, discontinuance of a particular size or form of product and shipping errors. We record an estimate of products to be returned by customers as an allowance against sales. We generally base this allowance on our historical returns experience and sales volume. Significant judgment is required when estimating the reserves for product returns.

CRITICAL ACCOUNTING ESTIMATES
-----------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the February 28, 2003 financial statements:

      Allowance For Doubtful Accounts
      -------------------------------

As of February 28, 2003, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer, as well as general economic conditions. When all these facts are compiled a judgement as to the collectibility of the individual account is made. As noted above, many factors can impact this estimate. At present, general economic conditions as well as the on-going war with Iraq, among other factors, may have an impact on our customers' financial condition which might in turn require us to make changes in future estimates.

      Product Return Allowances
      -------------------------

Product return allowances are estimated based on historical trends as well as any currently known unusual conditions such as a customer discontinuing a particular product or less than expected retail sales of a particular product. An unexpected or sudden change in the retail sales of a particular product could result in an increase in future product return allowances.

      Promotional Accrual
      -------------------

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs and participations in advertising vehicles produced by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotion program are used to estimate the total cost of the program. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in a change in the accrual amount.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2002.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
-----------------------------------------------------------

Our total revenues for the three months ended February 28, 2003, comprised of net sales and royalties from the international sales of SELSUN BLUE, increased $10,011, or 20.7%, to $58,425 from $48,414 for the same period last year. Domestic sales increased $7,299, or 16.1%, to $52,680 from $45,381 for last year's comparable period. International revenues including the royalties described above, increased $2,712, or 89.4%, from $3,033 in the fiscal 2002 period to $5,745 in the current period.

For domestic consumer products in the 2003 period, sales increases were recognized for our SELSUN BLUE (acquired in March 2002), GOLD BOND, PHISODERM and GARLIQUE products. SELSUN Blue achieved a 38% domestic net sales increase in the first quarter of fiscal 2003 as compared to the same period of fiscal 2002 when the brand was owned by Abbott Laboratories. Net sales of the GOLD BOND product line increased 11% in the current fiscal quarter over the same period last year, led by GOLD BOND Medicated Lotion and the introduction of GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. PHISODERM net sales increased 13% over the corresponding year-ago period largely as a result of the introduction in fiscal 2002 of PHISODERM Clear Confidence Acne Body Wash, PHISODERM Clear Confidence Acne Facial Masque and PHISODERM Clear Confidence Acne Clear Swab. GARLIQUE net sales rose 30% in the year-to-year comparison as a result of a strong marketing program. Sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME and ARTHRITIS HOT), DEXATRIM and our menstrual brands. The topical analgesics were impacted by comparison to the prior year period when substantial growth of the ICY HOT brand was experienced, led by the ICY HOT Patch. DEXATRIM was hurt by uncertainty in the diet pill category, and the launch of DEXATRIM Results in the comparable period last year. PAMPRIN and PREMSYN PMS continued to suffer sales declines along with the entire menstrual category.

For international operations, the Canadian business produced a 53.9% sales increase, largely as a result of the acquisition of SELSUN BLUE in March 2002 and the continuing growth of GOLD BOND Medicated Lotion and PHISODERM sales in that country. The U.K. operations showed a 93.7% sales increase, primarily due to our acquisition of SELSUN BLUE and sales of our OTC drug brands in Eastern Europe and elsewhere. Other international sales increased 119.6%, almost entirely as a result of the acquisition of SELSUN BLUE in the second quarter of fiscal 2002.

For both the domestic and international operations, sales variances were principally the result of change in the volume of unit sales of the particular brand.

Cost of sales as a percentage of total revenues was 30.3% for the first quarter of fiscal 2003 as compared to 29.9% for the same period in fiscal 2002. The increase reflects an inventory obsolescence charge of $750 in the first quarter of fiscal 2003 related to DEXATRIM with ephedrine which we ceased manufacturing and shipping in September 2002. This charge represented the anticipated cost of disposing of DEXATRIM product containing ephedrine which we expect will be returned from retailers.

Advertising and promotion expenses increased $2,531, or 15.9%, to $18,405 in the current period as compared to $15,874 in the same period last year, and were 31.5% of total revenues for the three months ended February 28, 2003 compared to 32.8% for the comparable period of fiscal 2002. Increases in advertising and promotion expenditures in the current period were recorded for SELSUN BLUE, the recently introduced GOLD BOND products, PHISODERM, and NEW PHASE and GARLIQUE of the SUNSOURCE product line. Decreases of advertising and promotion expenditures were recognized for most of the topical analgesic brands, DEXATRIM, MUDD, the other GOLD BOND products and the other SUNSOURCE products.

Selling, general and administrative expenses increased $277, or 2.9%, to $9,814 in the first quarter of fiscal 2003 as compared to $9,537 in the same quarter of fiscal 2002 and were 16.8% and 19.7% of total revenues, respectively. The increase in selling, general and administrative expenses was largely represented by increases in selling expenses as a result of increased sales and increases in administrative costs. The decrease in the percentage of these expenditures to total revenues for the current period favorably reflects total revenues increasing at a higher rate than these expenses.

Interest expense increased $306, or 6.3%, to $5,147 for the three months ended February 28, 2003 as compared to $4,841 in the same period last year. The increase was largely the result of the remaining balance under the $45,000 credit facility borrowed to partially fund the acquisition of the SELSUN BLUE product line in March 2002. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Investment and other income decreased $72, or 67.9%, to $34 in the current period as compared to $106 in the same period of fiscal 2002. This decrease was primarily due to a decline in interest income as a result of our use of $31,380 cash and cash equivalents to partially finance our acquisition of the SELSUN BLUE product line in March 2002 as well as lower interest rates on short-term investments.

Income before change in accounting principle increased $2,217, or 93.5%, to $4,589 for the first quarter of fiscal 2003 as compared to $2,372 in same quarter of fiscal 2002. This increase primarily resulted from increased revenues and lower costs and expenses as a percentage of revenues.

In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142, "Goodwill and other Intangible Assets", which requires us to perform annually certain fair value based tests of the carrying value of our indefinite lived intangible assets. We obtained independent appraisals to determine the fair value of these assets as of December 1, 2001, and recorded a write-down of $8,877, net of income tax benefit of $5,440, as a cumulative effect of change in accounting principle. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line which discontinued the marketing of one of its products in November 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $6,800 and $4,036 was provided by operations for the three months ended February 28, 2003 and 2002, respectively. The increase in cash flows from operations over the prior year period was primarily the result of increases in net income from operations and accounts payable and accrued liabilities.

Investing activities used cash of $509 and $118 in the three months ended February 28, 2003 and 2002, respectively. The increase in usage of cash in the current quarter as compared to the same quarter of the prior year was primarily due to an increase in purchases of property, plant and equipment, offset in part by a decrease in other non-current assets.

Financing activities used cash of $1,637 in the first quarter of fiscal 2003 but provided cash of $1,350 in the same period of the prior year. The increase in usage of cash in the current period as compared to the same period last year was largely the result of payments of long-term debt and increased repurchases of our common stock.

The following table presents working capital data at February 28, 2003 and November 30, 2002 or for the respective twelve months then ended:

                           Item                                           2003         2002
                           ----                                        ---------    ---------
   Working capital (current assets less current liabilities) ........  $  35,247    $  31,372
   Current ratio (current assets divided by current liabilities) ....       1.70         1.76
   Quick ratio (cash and cash equivalents and accounts
     receivable divided by current liabilities) .....................       1.05         1.01
   Average accounts receivable turnover .............................       7.61         9.49
   Average inventory turnover .......................................       3.73         3.80
   Working capital as a percentage of total assets ..................       9.56%        8.82%

The change in the current and quick ratios at February 28, 2003 as compared to November 30, 2002 was primarily the result of increases in accrued liabilities and payable to bank, partially offset by increases in cash and cash equivalents and accounts receivable.

Total long-term debt outstanding was $215,200 at February 28, 2003 compared to $217,458 at November 30, 2002.

Days sales outstanding in accounts receivable were 50.0 at February 28, 2003 as compared to 52.3 at February 28, 2002. Our domestic days sales outstanding were
47.9 and 50.8 at February 28, 2003 and 2002, respectively.

As of April 10, 2003 we have been named as a defendant in approximately 318 lawsuits involving claims by approximately 1,473 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which until November 2000 was the active ingredient in certain of our DEXATRIM products. See Note 10 of Notes to Consolidated Financial Statements for a discussion of these lawsuits.

As of February 28, 2003, the remaining amount authorized by our board of directors under our stock buyback program was $8,421; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our senior subordinated notes were issued and under the terms of our current credit facility. Also, on December 21, 1998, we filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolver of our senior credit facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions that we make in the future will require us to obtain additional financing.

FOREIGN OPERATIONS
------------------

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom subsidiaries. The currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the three months ended February 28, 2003 and 2002, these subsidiaries accounted for 8% and 5% of total revenues, respectively, and 3% of total asset for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the United Kingdom or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our two foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 90 foreign countries, and had $20,100 of international sales in 2001, our international business operations has expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the first quarter of fiscal 2003, a large portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains (losses) of $122 and ($24) for the three months ended February 28, 2003 and 2002, respectively, resulted from foreign currency transactions.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets. Also in connection with the adoption of SFAS 142, we obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.48 per diluted share. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the three months ended February 28, 2002. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142, we determined that a revaluation thereof was not required at this time.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which was adopted by us effective December 1, 2002, will require us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. We will also be required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. Our results of operations, financial position and cash flows, therefore, will not be affected.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148, which was adopted by us on December 1, 2002, amends SFAS 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of this pronouncement did not have an impact on our results of operations, financial position or cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections for us. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to existing and possible additional future product liability claims relating to the prior existence of PPA in DEXATRIM; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products without PPA; the lack of availability, limits of coverage and expense related to product liability insurance; the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims including claims relating to the existence of ephedrine in DEXATRIM products; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of our insurance coverage; the impact of brand acquisitions and divestitures; extraordinary gains or losses resulting from financings or debt repayments; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to integrate SELSUN BLUE into our own operations; our ability to sell and market SELSUN BLUE internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through our regular operating and financing activities.

Our exposure to interest rate risks currently consists of our 8.875% Senior
Notes and our senior credit facility. The aggregate balance outstanding under the 8.875% Senior Notes as of February 28, 2003 was $204,700. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. Loans under our senior credit facility bear interest at a rate equal to the higher of LIBOR or the federal funds rate plus ..05% plus percentages ranging from .75% to 1.5% depending on our leverage. As of February 28, 2003, the variable rate on the term loan under our senior credit facility was 3.9 %. The balance outstanding under our term loan was $18,250 as of February 28, 2003. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the end of the first quarter of fiscal 2003 would be approximately $28 net of tax. As of February 28, 2003, no revolving credit loans or letters of credit were outstanding under our senior credit facility.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

        (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (as of the date within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date")). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

        (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     See Note 10 of Notes to Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) Exhibits:

          Statement regarding computation of per share earnings, filed herewith. (Exhibit 11).

          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Exhibit 99)

     (b) No reports on Form 8-K report were filed with the Securities and Exchange Commission during the three months ended February 28, 2003.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             CHATTEM, INC.
                                             (Registrant)


Dated:    April 14, 2003              \s\ A. Alexander Taylor II
        ------------------            --------------------------
                                      A. Alexander Taylor II
                                      President and Director
                                      (Chief Operating Officer)



Dated:    April 14, 2003              \s\ Richard D. Moss
        ------------------            ----------------------------
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


Date:    April 14, 2003
       ------------------                    /s/ Zan Guerry
                                             -----------------------------------
                                             Zan Guerry, Chairman and
                                             Chief Executive Officer

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


Date:    April 14, 2003
       ------------------                    /s/ Richard D. Moss
                                             -----------------------------------
                                             Richard D. Moss, Vice President and
                                             Chief Financial Officer

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------




Exhibit Number              Description of Exhibit
--------------              ----------------------


     11             Statement regarding computation of per share earnings.


     99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





..