Form 10-Q
period 2003-05-31
CHATTEM INC
filed 2003-07-15
CIK 19520

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



                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                          COMMISSION FILE NUMBER 0-5905





                                  CHATTEM, INC.
--------------------------------------------------------------------------------
                             A TENNESSEE CORPORATION

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

AS OF JULY 11, 2003 19,230,414 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.


================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----




                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    May 31, 2003 and November 30, 2002 ......................  3

                    Consolidated Statements of Income
                    for the Three and Six Months Ended
                    May 31, 2003 and 2002....................................  5

                    Consolidated Statements of Cash
                    Flows for the Six Months Ended
                    May 31, 2003 and 2002....................................  6

                    Notes to Consolidated Financial Statements ..............  7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................... 23

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risks............................................. 33

           Item 4.  Controls and Procedures.................................. 34



PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings........................................ 35

           Item 4.  Submission of Matters to a Vote of Security Holders...... 35

           Item 6.  Exhibits and Reports on Form 8-K ........................ 35

SIGNATURES .................................................................. 36

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1.    FINANCIAL STATEMENTS

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                     MAY 31,       NOVEMBER 30,
ASSETS                                                                2003             2002
------                                                            ------------     ------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .................................     $     13,961     $     15,924
  Accounts receivable, less allowance for doubtful accounts
    of $1,241 at May 31, 2003 and $962 at November 30, 2002..           32,197           25,673
  Refundable and deferred income taxes ......................           10,705            9,837
  Inventories ...............................................           20,417           18,769
  Prepaid expenses and other current assets .................            1,257            2,184
                                                                  ------------     ------------
     Total current assets ...................................           78,537           72,387
                                                                  ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET ..........................           27,631           26,658
                                                                  ------------     ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net          245,925          245,787
  Debt issuance costs, net ..................................            6,266            7,126
  Other .....................................................            3,247            3,605
                                                                  ------------     ------------
     Total other noncurrent assets ..........................          255,438          256,518
                                                                  ------------     ------------

       TOTAL ASSETS .........................................     $    361,606     $    355,563
                                                                  ============     ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)




                                                                     MAY 31,       NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2003             2002
------------------------------------                              ------------     ------------
                                                                   (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt ......................     $      8,000     $      7,250
  Accounts payable ..........................................           10,120           12,209
  Payable to bank ...........................................               --              452
  Accrued liabilities .......................................           24,168           21,104
                                                                  ------------     ------------
     Total current liabilities ..............................           42,288           41,015
                                                                  ------------     ------------

LONG-TERM DEBT, less current maturities .....................          208,442          217,458
                                                                  ------------     ------------

DEFERRED INCOME TAXES .......................................           25,190           20,744
                                                                  ------------     ------------

OTHER NONCURRENT LIABILITIES ................................            1,647            1,602
                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
     none issued ............................................               --               --
  Common shares, without par value, authorized 50,000,
     issued 19,026 at May 31, 2003 and 19,177 at
     November 30, 2002 ......................................           76,917           79,313
  Retained earnings (deficit) ...............................           11,013           (1,097)
                                                                  ------------     ------------
                                                                        87,930           78,216
  Unamortized value of restricted common shares issued.......           (2,449)          (1,713)
  Cumulative other comprehensive income:
     Foreign currency translation adjustment ................           (1,442)          (1,759)
                                                                  ------------     ------------
     Total shareholders' equity .............................           84,039           74,744
                                                                  ------------     ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........     $    361,606     $    355,563
                                                                  ============     ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                               FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                   ENDED MAY 31,                       ENDED MAY 31,
                                                          ------------------------------      ------------------------------
                                                              2003              2002              2003              2002
                                                          ------------      ------------      ------------      ------------
REVENUES:
  Net sales .........................................     $     63,269      $     57,746      $    121,394      $    106,160
  Royalties .........................................              364               926               664               926
                                                          ------------      ------------      ------------      ------------
     Total revenues .................................           63,633            58,672           122,058           107,086
                                                          ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales .....................................           17,713            16,686            35,404            31,147
  Advertising and promotion .........................           18,529            18,095            36,934            33,969
  Selling, general and administrative ...............           10,397             9,539            20,211            19,076
                                                          ------------      ------------      ------------      ------------
     Total costs and expenses .......................           46,639            44,320            92,549            84,192
                                                          ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS ..............................           16,994            14,352            29,509            22,894
                                                          ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense ..................................           (5,227)           (5,303)          (10,374)          (10,144)
  Investment and other income, net ..................               53                58                87               164
                                                          ------------      ------------      ------------      ------------
     Total other income (expense) ...................           (5,174)           (5,245)          (10,287)           (9,980)
                                                          ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND CHANGE
  IN ACCOUNTING PRINCIPLE ...........................           11,820             9,107            19,222            12,914

PROVISION FOR INCOME TAXES ..........................            4,299             3,472             7,112             4,907
                                                          ------------      ------------      ------------      ------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE ........            7,521             5,635            12,110             8,007

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  NET OF INCOME TAX BENEFIT .........................               --                --                --            (8,877)
                                                          ------------      ------------      ------------      ------------
NET INCOME (LOSS) ...................................     $      7,521      $      5,635      $     12,110      $       (870)
                                                          ============      ============      ============      ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic ................           19,052            18,498            19,177            18,216
                                                          ============      ============      ============      ============
  Weighted average and potential dilutive outstanding           19,751            19,329            19,966            18,919
                                                          ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic:
     Income before change in accounting principle ...     $        .39      $        .30      $        .63      $        .44
     Change in accounting principle .................               --                --                --              (.49)
                                                          ------------      ------------      ------------      ------------
        Total basic .................................     $        .39      $        .30      $        .63      $       (.05)
                                                          ============      ============      ============      ============
  Diluted:
     Income before change in accounting principle ...     $        .38      $        .29      $        .61      $        .42
     Change in accounting principle .................               --                --                --              (.47)
                                                          ------------      ------------      ------------      ------------
        Total diluted ...............................     $        .38      $        .29      $        .61      $       (.05)
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

                         CHATTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
        (Unaudited and in thousands, except share and per share amounts)

                                                                         FOR THE SIX MONTHS ENDED
                                                                                  MAY 31,
                                                                      ------------------------------
                                                                          2003              2002
                                                                      ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss) .............................................     $     12,110      $       (870)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization .............................            3,021             2,601
      Cumulative effect of change in accounting principle, net ..               --             8,877
      Stock option charge .......................................               --               175
      Increase in deferred income taxes .........................            3,774             2,003
      Other, net ................................................             (116)                4
      Changes in operating assets and liabilities:
        Accounts receivable .....................................           (6,524)           (9,905)
        Refundable income taxes .................................               40             1,031
        Inventories .............................................           (1,648)             (870)
        Prepaid expenses and other current assets ...............              927               164
        Accounts payable and accrued liabilities ................              935            13,424
                                                                      ------------      ------------
           Net cash provided by operating activities ............           12,519            16,634
                                                                      ------------      ------------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ....................           (2,566)           (2,048)
  Purchase of  trademarks and other product rights ..............             (308)          (74,847)
  Change in other assets, net ...................................              598                34
                                                                      ------------      ------------
           Net cash used in investing activities ................           (2,276)          (76,861)
                                                                      ------------      ------------
FINANCING ACTIVITIES:
  Repayment of long-term debt ...................................           (8,250)           (6,500)
  Proceeds from long-term debt ..................................               --            45,000
  Proceeds from exercise of stock options .......................              275             5,918
  Repurchase of common shares ...................................           (3,900)             (630)
  Change in payable to bank .....................................             (452)             (151)
  Deferred debt issuance costs ..................................              (25)           (1,099)
                                                                      ------------      ------------
           Net cash provided by (used in) financing activities ..          (12,352)           42,538
                                                                      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ....              146                23
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS:
  Decrease for the period .......................................           (1,963)          (17,666)
  At beginning of period ........................................           15,924            35,445
                                                                      ------------      ------------
  At end of period ..............................................     $     13,961      $     17,779
                                                                      ============      ============

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of 69,000 shares of restricted common stock at a value
  of $14.50 per share ...........................................     $      1,000      $         --

PAYMENTS FOR:
  Interest ......................................................     $      9,656      $      9,117
  Taxes .........................................................     $      2,599      $        532

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

2. In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets which consist solely of trademarks. The carrying value of these trademarks was $244,690 as of May 31, 2003. Also in connection with the adoption of SFAS 142, we obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.46 per diluted share. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the six months ended May 31, 2002. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142 as of November 30, 2002, we determined that a revaluation thereof was not required. The gross carrying amount and accumulated amortization of our intangible assets subject to amortization, which consist primarily of non-compete agreements, were $2,400 and $1,172, respectively, at May 31, 2003. For the three and six months ended May 31, 2003 and 2002, respectively, amortization of our intangible assets subject to amortization was $44 and $97 and $85 and $170, respectively.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which was adopted by us effective December 1, 2002, requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No.
     4. We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. Our results of operations, financial position and cash flows, therefore, will not be affected.

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

     Our 1998 Non-Statutory Stock Option Plan provides for issuance of up to 1,400,000 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows issuance of up to 200,000 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500,000 shares of common stock. The 2003 Stock Incentive Plan, which was adopted by our board of directors on January 21, 2003 and was approved by our shareholders at the April 16, 2003 annual shareholders' meeting, provides for the issuance of up to 1,500,000 shares of common stock. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

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

     Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for the three and six months ended May 31, 2003 and 2002, respectively, as indicated below:

                                               For the Three Months          For the Six Months
                                                   Ended May 31,                Ended May 31,
                                            -------------------------     -------------------------
                                               2003           2002           2003           2002
                                            ----------     ----------     ----------     ----------
     Net income (loss):
       As reported .......................  $    7,521     $    5,635     $   12,110     $     (870)
       Compensation costs ................         472            376          1,033            823
                                            ----------     ----------     ----------     ----------
       Pro forma .........................  $    7,049     $    5,259     $   11,077     $   (1,693)
                                            ==========     ==========     ==========     ==========

     Net income (loss) per share, basic:
       As reported .......................  $      .39     $      .30     $      .63     $     (.05)
       Pro forma .........................  $      .37     $      .28     $      .58     $     (.09)

     Net income (loss) per share, diluted:
       As reported .......................  $      .38     $      .29     $      .61     $     (.05)
       Pro forma .........................  $      .36     $      .27     $      .55     $     (.09)

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

4. Shipping and handling costs of $1,588 and $1,639 are included in selling expenses for the three months ended May 31, 2003 and 2002, respectively, and $3,045 and $3,156 for the six months ended May 31, 2003 and 2002, respectively.

5.   Inventories consisted of the following at May 31, 2003 and November 30,
     2002:

                                                         2003          2002
                                                       --------      --------
     Raw materials and work in process .............   $  9,248      $  9,104
     Finished goods ................................     12,896        11,392
     Excess of current cost over LIFO values........     (1,727)       (1,727)
                                                       --------      --------
         Total inventories .........................   $ 20,417      $ 18,769
                                                       ========      ========


6. Accrued liabilities consisted of the following at May 31, 2003 and November 30, 2002:

                                                         2003          2002
                                                       --------      --------
     Interest ......................................   $  3,203      $  3,366
     Salaries, wages and commissions................      2,438         3,739
     Product advertising and promotion .............     11,279         7,524
     Product acquisitions ..........................        716           737
     Taxes .........................................      3,255         1,993
     Consulting fees ...............................        667           747
     Legal fees ....................................        823           789
     Insurance .....................................      1,164           934
     Other .........................................        623         1,275
                                                       --------      --------
         Total accrued liabilities .................   $ 24,168      $ 21,104
                                                       ========      ========

7. Comprehensive income (loss) consisted of the following components for the three and six months ended May 31, 2003 and 2002, respectively:

                                 For the Three Months    For the Six Months
                                    Ended May 31,           Ended May 31,
                                 --------------------    --------------------
                                   2003        2002        2003        2002
                                 --------    --------    --------    --------
     Net income (loss) .......   $  7,521    $  5,635    $ 12,110    $   (870)
     Other - foreign currency
        translation adjustment        (47)        245         317          51
                                 --------    --------    --------    --------
        Total ................   $  7,474    $  5,880    $ 12,427    $   (819)
                                 ========    ========    ========    ========


8. In fiscal 1999 and 2000 our board of directors authorized repurchases of our common stock not to exceed $20,000. Under these authorizations 1,142,200 shares, before the two-for-one split of our common stock on November 29, 2002, had been reaquired through November 30, 2002 at a cost of $15,225. In January 2003, our board of directors increased to $10,000 the total authorization to repurchase our common stock under the buyback program. In the first six months of fiscal 2003, we repurchased 272,800 shares of our common stock for $3,900. All repurchased shares were retired and returned to unisssued. At May 31, 2003, $6,100 of our current authorization was available for future repurchases. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our 8.875% Notes were issued and under the terms of our current credit facility (see discussion in Note
     14).

9. On January 22, 2002, Kmart Corporation ("Kmart"), a customer of ours representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing did not impact our results of operations and financial position for fiscal 2001 as substantially all accounts receivable due from Kmart as of November 30, 2001 were subsequently collected. At the time of the filing Kmart owed us approximately $1,200. In the first quarter of fiscal 2002 we established an allowance for doubtful accounts of $1,000 to cover our estimated bad debt related to Kmart. In the second quarter of fiscal 2002 we sold our receivable from Kmart to a financial institution for $367. We continue to sell to Kmart at decreased volume levels and as of May 31, 2003 our receivables from Kmart were approximately $1,118.

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

     We were also named as a defendant in a lawsuit filed on December 29, 1999, JOHNSON et al. v. BRISTOL-MYERS SQUIBB CO., et al ("Johnson"). This was a putative class action brought by two named plaintiffs on behalf of the general public in California, against the same entities that are defendants in the CEH lawsuit. As with the CEH lawsuit, the Johnson lawsuit alleged that we violated Proposition 65 by selling to California consumers without a warning topical skin care products containing zinc oxide which in turn contains lead. The lawsuit did not assert claims directly under Proposition 65, but asserted that the alleged failure to comply with Proposition 65 gave rise to claims under California's Business and Professions Code and the California Civil Code. The lawsuit sought injunctive and equitable relief, restitution, the disgorgement of allegedly wrongfully obtained revenues and damages.

     The plaintiffs in the two separate actions filed a consolidated amended complaint that included a claim based upon the allegation that zinc oxide allegedly also contains cadmium. During the third quarter of fiscal 2002 a settlement was finalized among the parties for these two cases pending final court approval. Final court approval of the settlement was made on April 23, 2003. In the settlement, we paid an amount that was within the expected range that had been previously accrued by us. The settlement amount was not material to our results of operations.

     As of July 1, 2003, we have been named as a defendant in approximately 320 lawsuits involving claims by approximately 1,500 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. We anticipate that additional lawsuits will be filed with similar or other allegations related to our DEXATRIM products containing PPA. Because of the number of lawsuits filed, the early stage of discovery in many of these cases, the non-specific factual allegations against a broad group of defendants in most cases, the unspecified amount of damages in most of the cases, and the unresolved evidentiary hearings and other legal matters presently pending before the various state and federal courts, it is impractical to state with certainty at this time the amount being sought in these cases. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases which have been filed in a number of different states.

     As a result of a recent evidentiary hearing in the federal cases, we expect that lawsuits involving claims for injuries other than ischemic or hemorrhagic stroke will be excluded from the federal PPA litigation. Also, plaintiffs in the federal cases were required under a recent court order to identify by June 30, 2003 the specific PPA containing product they have taken. We anticipate that these two developments could significantly reduce the number of lawsuits and plaintiffs who are parties to those lawsuits pending against us.

     There are no cases involving an alleged ingestion of DEXATRIM with PPA currently set for trial in 2003, however, it is anticipated that significant evidentiary and other hearings will be held during the course of the year in the federal cases.

     Slightly more than half of the existing suits represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage, although we believe we should not be held legally responsible for products we did not manufacture and sell. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM. Our product liability insurance, as described more fully below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM.

     Of the approximately 150 lawsuits, involving approximately 1,285 plaintiffs that we are defending, approximately 185 plaintiffs allege injury as a result of ingestion of DEXATRIM containing PPA, approximately 770 plaintiffs allege injury as a result of ingestion of a product other than DEXATRIM, and approximately 330 plaintiffs have not identified a product. We currently believe that there are approximately 88 identified plaintiffs who allege that they suffered a stroke within three days of ingesting DEXATRIM products containing PPA that were sold after our acquisition of DEXATRIM in December 1998. Of these 88 plaintiffs we believe based on discovery conducted to date that a smaller number of plaintiffs present claims that are as significant as the Villarreal case discussed below. As additional lawsuits are filed and discovery in the existing lawsuits continues, we expect to know more about the characteristics of the cases, which will result in a fluctuation in the number of cases ascribed to the categories described above.

     On May 7, 2003, we announced that a settlement had been reached in the case of Jennifer Villarreal, et al. v. Chattem, Inc., et al., which was scheduled for trial in May 2003 in the District Court of Brazoria County, Texas. In this case, the plaintiff suffered a hemorrhagic stroke after allegedly ingesting DEXATRIM containing PPA. Pursuant to the terms of the settlement, we paid a settlement amount of $3,000 plus $500 for certain fees and expenses and were fully released from further liability in the case. The settlement was funded by our product liability insurance coverage and thus will have no impact on our financial position, results of operations or cash flows. The settlement amount and related expenses have reduced the amount of insurance coverage available to us for the pending and any subsequently filed cases related to DEXATRIM containing PPA to approximately $98,500.

     We have also been named as a defendant in a lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. Our available insurance for the defense of this lawsuit, as described below, is $40,000. We discontinued the manufacturing and shipment of DEXATRIM containing ephedrine on September 20, 2002.

     We are aggressively defending these lawsuits. At this stage of the proceedings, we cannot express a range of likely outcomes or fully evaluate the risks that these lawsuits pose and, consequently, have not established reserves for the DEXATRIM litigation. It is also too early to estimate the number of lawsuits related to DEXATRIM with PPA or DEXATRIM with ephedrine that will be filed or whether our available insurance will be sufficient to cover these claims. If these lawsuits result in liabilities greater than our insurance coverage, we may not have sufficient resources to satisfy these obligations

     We currently maintain product liability insurance, that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in DEXATRIM. We have $98,500 of remaining product liability insurance coverage available to us for injuries related to DEXATRIM containing PPA occurring after our acquisition of DEXATRIM in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004, would not be covered by these insurance policies. We currently have two claims in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001. We believe we have meritorious defenses to these claims. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

     We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products, including DEXATRIM products containing ephedrine. Our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $3,500 is currently funded, and a total of $30,000 of excess coverage through third party insurers.

     Effective on or about May 1, 2003, we and other retail and manufacturing defendants reached a settlement without admission of liability or violation of law in a lawsuit brought in the Superior Court of the State of California, County of San Francisco, by Citizens for Responsible Business, Inc. alleging our failure to comply with newly-added provisions of the Federal Food, Drug and Cosmetic Act with respect to the labeling of products purporting to contain "ginseng" in violation of the California Business and Professional Code. The settlement amount was not material to our results of operations. Under the terms of the settlement, the plaintiffs provided a general release to us and all of our suppliers, distributors and retailers with respect to all of our products, while we are prohibited from shipping after July 1, 2003 products containing "Siberian Ginseng" that do not comply with the new labeling requirements

     Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our consolidated operating results or financial position if disposed of unfavorably.

     The Federal Food and Drug Administration ("FDA"), the Drug Enforcement Administration and a number of state and local governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heart leaf, which, until September 2002, was used in the manufacturing of some forms of DEXATRIM Natural and DEXATRIM Results, or synthetic ephedrine, a FDA regulated ingredient used in some OTC drug products, which has not been used in our products. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. The enactment of further restrictions or prohibitions on sales, the perceived safety concerns related to ephedrine and the possibility of further regulatory action could result in an increase in the number of ephedrine related lawsuits filed, including ones in which we are named as a defendant. In late 2000, the FDA requested the National Institutes of Health to commission a review of the safety and efficacy of ephedrine in herbal products used to control weight. In response to this request, a report issued on February 28, 2003 by the RAND-based Southern California Evidence-Based Practice Center for the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality (the "RAND Report") concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In September 2001, the Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. To date, the Department of Health and Human Services, which oversees the FDA, and the FDA have not reached a final decision on the petition.

     We have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results which exclude ephedrine and discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. Our DEXATRIM products containing ephedrine may continue to be sold in the trade until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine, for which we provided a $750 allowance in the first quarter of fiscal 2003. At this time we believe that this allowance amount is adequate to cover any returns of DEXATRIM product containing ephedrine that might be received. The unused portion of this allowance was $678 at May 31, 2003.

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

13. On March 28, 2002, we completed the acquisition of SELSUN BLUE, a line of medicated dandruff shampoos, from Abbott Laboratories ("Abbott") for $75,000, plus inventories of $1,380 and assumed liabilities of $1,178. This acquisition includes worldwide rights (except India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment. Abbott manufactured the product for us until June 2003 domestically, and will continue to manufacture the product for us until March 2004 internationally, or such earlier date as we enter into our own agreements with contract manufacturers. All of our SELSUN BLUE domestic product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott a fee of 10% over standard manufacturing costs until we assume manufacturing or enter into third party agreements. Abbott is also marketing, selling and distributing SELSUN BLUE products for us in most foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott initially pays us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott pays all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates and we record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004.

     The following table summarizes our estimate of how the results for SELSUN BLUE international, that are included as royalties on our consolidated statements of income, for the three and six months ended May 31, 2003 would have been presented had the transition period been finalized on the date of acquisition:

               SELECTED SELSUN BLUE INTERNATIONAL DATA (Unaudited)

                                                   For the Three  For the Six
                                                   Months Ended   Months Ended
                                                   May 31, 2003   May 31, 2003
                                                    ----------     ----------

     NET SALES .................................    $    2,074     $    4,105
                                                    ----------     ----------
     COSTS AND EXPENSES:
       Cost of sales ...........................           803          1,590
       Advertising and promotion ...............           307            607
       Selling, general and administrative......           600          1,244
                                                    ----------     ----------
         Total costs and expenses ..............         1,710          3,441
                                                    ----------     ----------
     INCOME FROM OPERATIONS ....................    $      364     $      664
                                                    ==========     ==========


The following unaudited consolidated pro forma information assumes the acquisition of SELSUN BLUE had occurred at the beginning of the period presented:

            PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

                                             For the Six Months
                                             Ended May 31, 2002
                                             ------------------
     Total revenue ..........................   $    117,817
     Income before change in
       accounting principle..................          8,548
     Net loss ...............................           (329)
     Earnings per share-basic:
       Income before change in
       accounting principle..................           0.47
       Net loss .............................          (0.02)
     Earnings per share-diluted:
       Income before change in
       accounting principle..................           0.45
       Net loss .............................          (0.02)


14. Also on March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility includes a $15,000 revolving credit facility and a $45,000 term loan. The Credit Facility together with our available cash was used to finance the acquisition of SELSUN Blue and was used to provide working capital for general corporate purposes. The $45,000 term loan and any outstanding loans under the revolving credit facility mature on March 28, 2007. The Credit Facility is secured by the stock of our domestic subsidiaries and all of our present and future assets, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. At May 31, 2003, we owed $11,750 under the Credit Facility.

     On May 23, 2003, we entered into a preliminary agreement to amend the Credit Facility to increase the revolving line of credit from $15,000 to $50,000, eliminate the term loan feature of the facility and modify certain other terms and conditions. The existing term loan balance at May 31, 2003 was $11,750, which amount would initially be outstanding under the contemplated $50,000 revolving credit facility, leaving an initial amount available for borrowing of $38,250. We believe that the amended Credit Facility, together with our strong cash flow from operations, would allow us greater flexibility to fund potential acquisitions and repurchase our common shares and senior subordinated notes, and also reduce our interest expense on an annual basis. If completed, we anticipate deferred financing fees of approximately $100, net of income taxes, will be written off as a result of the amendment. We are also evaluating alternate financing structures from our bank group that may provide additional flexibility.

15. We record income tax expense in our financial statements based on an estimated annual effective income tax rate. During the second quarter of fiscal 2003 we revised our estimated income tax rate based on the implementation of state tax planning strategies. This revision resulted in a decrease in the annual effective income tax rate to 37% from 38% or a reduction in income tax expense of $192 during the second quarter of fiscal 2003.

16. Net sales of our domestic product categories within our single healthcare business segment for the three and six months ended May 31, 2003 and 2002, respectively, are as follows:

                                     For the Three Months   For the Six Months
                                         Ended May 31          Ended May 31
                                     -------------------    -------------------
                                       2003       2002        2003       2002
                                     --------   --------    --------   --------
     Topical analgesics ...........  $ 14,626   $ 15,886    $ 28,198   $ 30,408
     Medicated skin care products..    14,912     12,404      28,062     23,942
     Dietary supplements ..........    10,963     11,682      20,568     21,918
     Medicated dandruff shampoos...     6,641      3,810      14,812      3,822
     Other OTC products ...........     9,039      9,666      17,221     18,739
                                     --------   --------    --------   --------
       Total ......................  $ 56,181   $ 53,448    $108,861   $ 98,829
                                     ========   ========    ========   ========


17. The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal") and SunDex, LLC ("SunDex"), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiaries of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several. The guarantee of Signal and SunDex as of May 31, 2003 arose in conjunction with Chattem's issuance of the 8.875% Senior Subordinated Notes on March 24, 1998 (the "8.875% Notes") and the $60,000 senior secured credit facility (the "Credit Facility") obtained by Chattem on March 28, 2002. The guarantees' terms match the terms of the 8.875% Notes and the Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2003 is $216,288.

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS
                                  MAY 31, 2003
                          ----------------------------
                          (Unaudited and in thousands)

                                                                                       NON-GUARANTOR
                                                                                         SUBSIDIARY   ELIMINATIONS
                                                CHATTEM        SIGNAL        SUNDEX      COMPANIES     DR. (CR.)    CONSOLIDATED
                                               ---------     ---------     ---------     ---------     ---------     ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ...............    $   6,203     $     403     $      92     $   7,263     $      --     $  13,961
  Accounts receivable, less allowance
    for doubtful accounts of $1,241 .......       27,810            --            --         4,387            --        32,197
  Refundable and deferred income taxes ....       10,655            --            --            50            --        10,705
  Inventories .............................       14,388            --         2,802         3,227            --        20,417
  Prepaid expenses and other current
    assets ................................        1,029            --            --           228            --         1,257
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total current assets ..................       60,085           403         2,894        15,155            --        78,537
                                               ---------     ---------     ---------     ---------     ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, NET.........       26,492            --           775           364            --        27,631
                                               ---------     ---------     ---------     ---------     ---------     ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net ...................        1,235       182,400        62,290            --            --       245,925
  Debt issuance costs, net ................        6,266            --            --            --            --         6,266
  Investment in subsidiaries ..............       70,714            --            --            --       (70,714)           --
  Other ...................................        3,229            --            --            18            --         3,247
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total other noncurrent assets .........       81,444       182,400        62,290            18       (70,714)      255,438
                                               ---------     ---------     ---------     ---------     ---------     ---------
       TOTAL ASSETS .......................    $ 168,021     $ 182,803     $  65,959     $  15,537     $ (70,714)    $ 361,606
                                               =========     =========     =========     =========     =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ....    $   8,000     $      --     $      --     $      --     $      --     $   8,000
  Accounts payable ........................        9,033            --            --         1,087            --        10,120
  Accrued liabilities .....................       23,182            --            --           986            --        24,168
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities .............       40,215            --            --         2,073            --        42,288
                                               ---------     ---------     ---------     ---------     ---------     ---------
LONG-TERM DEBT, less current maturities ...      208,442            --            --            --            --       208,442
                                               ---------     ---------     ---------     ---------     ---------     ---------
DEFERRED INCOME TAXES .....................         (216)       25,406            --            --            --        25,190
                                               ---------     ---------     ---------     ---------     ---------     ---------
OTHER NONCURRENT LIABILITIES ..............        1,647            --            --            --            --         1,647
                                               ---------     ---------     ---------     ---------     ---------     ---------
INTERCOMPANY ACCOUNTS .....................     (163,305)      164,557        (5,223)        3,971            --            --
                                               ---------     ---------     ---------     ---------     ---------     ---------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued .........           --            --            --            --            --            --
  Common shares, without par value,
    authorized 50,000, issued 19,026 ......       76,917             2        63,065         7,647        70,714        76,917
  Retained earnings (deficit) .............        7,241        (7,162)        8,117         2,817            --        11,013
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total .................................       84,158        (7,160)       71,182        10,464        70,714        87,930
  Unamortized value of restricted common
    shares issued .........................       (2,449)           --            --            --            --        (2,449)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment         (471)           --            --          (971)           --        (1,442)
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)...       81,238        (7,160)       71,182         9,493        70,714        84,039
                                               ---------     ---------     ---------     ---------     ---------     ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY................    $ 168,021     $ 182,803     $  65,959     $  15,537     $  70,714     $ 361,606
                                               =========     =========     =========     =========     =========     =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEETS
                                NOVEMBER 30, 2002
                          ----------------------------
                                 (In thousands)

                                                                                       NON-GUARANTOR
                                                                                         SUBSIDIARY   ELIMINATIONS
                                                CHATTEM        SIGNAL        SUNDEX      COMPANIES     DR. (CR.)    CONSOLIDATED
                                               ---------     ---------     ---------     ---------     ---------     ---------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ...............    $  11,505     $   1,133     $       5     $   3,281     $      --     $  15,924
  Accounts receivable, less allowance for
    doubtful accounts of $962 .............       21,585            --            --         4,088            --        25,673
  Refundable and deferred income taxes ....        9,791            --            --            46            --         9,837
  Inventories .............................       12,734            --         3,139         2,896            --        18,769
  Prepaid expenses and other current assets        2,064            --            --           120            --         2,184
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total current assets ..................       57,679         1,133         3,144        10,431            --        72,387
                                               ---------     ---------     ---------     ---------     ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, NET ........       25,567            --           775           316            --        26,658
                                               ---------     ---------     ---------     ---------     ---------     ---------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net ...................        1,397       182,100        62,290            --            --       245,787
  Debt issuance costs, net ................        7,126            --            --            --            --         7,126
  Investment in subsidiaries ..............       70,714            --            --            --       (70,714)           --
  Other ...................................        3,590            --            --            15            --         3,605
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total other noncurrent assets .........       82,827       182,100        62,290            15       (70,714)      256,518
                                               ---------     ---------     ---------     ---------     ---------     ---------
       TOTAL ASSETS .......................    $ 166,073     $ 183,233     $  66,209     $  10,762     $ (70,714)    $ 355,563
                                               =========     =========     =========     =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt ....    $   7,250     $      --     $      --     $      --     $      --     $   7,250
  Accounts payable ........................       10,957            --            --         1,252            --        12,209
  Payable to bank .........................          452            --            --            --            --           452
  Accrued liabilities .....................       20,015            --            --         1,089            --        21,104
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities .............       38,674            --            --         2,341            --        41,015
                                               ---------     ---------     ---------     ---------     ---------     ---------
LONG-TERM DEBT, less current maturities ...      217,458            --            --            --            --       217,458
                                               ---------     ---------     ---------     ---------     ---------     ---------
DEFERRED INCOME TAXES .....................       (1,065)       21,809            --            --            --        20,744
                                               ---------     ---------     ---------     ---------     ---------     ---------
OTHER NONCURRENT LIABILITIES ..............        1,602            --            --            --            --         1,602
                                               ---------     ---------     ---------     ---------     ---------     ---------
INTERCOMPANY ACCOUNTS .....................     (169,271)      170,530        (1,803)          544            --            --
                                               ---------     ---------     ---------     ---------     ---------     ---------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued .........           --            --            --            --            --
  Common shares, without par value,
    authorized 50,000, issued 19,177 ......       79,313             2        63,065         7,647        70,714        79,313
  Retained earnings (deficit) .............        1,563        (9,108)        4,947         1,501            --        (1,097)
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total .................................       80,876        (9,106)       68,012         9,148        70,714        78,216
  Unamortized value of restricted common
    shares issued .........................       (1,713)           --            --            --            --        (1,713)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment         (488)           --            --        (1,271)           --        (1,759)
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)...       78,675        (9,106)       68,012         7,877        70,714        74,744
                                               ---------     ---------     ---------     ---------     ---------     ---------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY ...............    $ 166,073     $ 183,233     $  66,209     $  10,762     $  70,714     $ 355,563
                                               =========     =========     =========     =========     =========     =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                      FOR THE SIX MONTHS ENDED MAY 31, 2003
                      -------------------------------------
                          (Unaudited and in thousands)


                                                                                       NON-GUARANTOR
                                                                                         SUBSIDIARY   ELIMINATIONS
                                                CHATTEM        SIGNAL        SUNDEX      COMPANIES     DR. (CR.)    CONSOLIDATED
                                               ---------     ---------     ---------     ---------     ---------     ---------

TOTAL REVENUES ............................    $  91,463     $      --     $  20,090     $  10,505     $      --    $ 122,058
                                               ---------     ---------     ---------     ---------     ---------    ---------

COSTS AND EXPENSES:
  Cost of sales ...........................       25,284            --         5,889         4,231            --       35,404
  Advertising and promotion ...............       27,572            --         6,068         3,294            --       36,934
  Selling, general and administrative......       18,938            30           114         1,129            --       20,211
                                               ---------     ---------     ---------     ---------     ---------    ---------
    Total costs and expenses ..............       71,794            30        12,071         8,654            --       92,549
                                               ---------     ---------     ---------     ---------     ---------    ---------

INCOME (LOSS) FROM OPERATIONS .............       19,669           (30)        8,019         1,851            --       29,509
                                               ---------     ---------     ---------     ---------     ---------    ---------

OTHER INCOME (EXPENSE):
  Interest expense ........................      (10,374)           --            --            --            --      (10,374)
  Investment and other income, net ........           69             2            --            16            --           87
  Royalties ...............................       (4,744)        6,022        (1,069)         (209)           --           --
  Corporate allocations ...................        1,974            --        (1,918)          (56)           --           --
                                               ---------     ---------     ---------     ---------     ---------    ---------
    Total other income (expense) ..........      (13,075)        6,024        (2,987)         (249)           --      (10,287)
                                               ---------     ---------     ---------     ---------     ---------    ---------

INCOME BEFORE INCOME TAXES ................        6,594         5,994         5,032         1,602            --       19,222

PROVISION FOR INCOME TAXES ................        2,915         2,048         1,862           287            --        7,112
                                               ---------     ---------     ---------     ---------     ---------    ---------
NET INCOME ................................    $   3,679     $   3,946     $   3,170     $   1,315     $      --    $  12,110
                                               =========     =========     =========     =========     =========    =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                      FOR THE SIX MONTHS ENDED MAY 31, 2002
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                       NON-GUARANTOR
                                                                                         SUBSIDIARY   ELIMINATIONS
                                                CHATTEM        SIGNAL        SUNDEX      COMPANIES     DR. (CR.)    CONSOLIDATED
                                               ---------     ---------     ---------     ---------     ---------     ---------
TOTAL REVENUES ............................    $  91,585     $      --     $   8,998     $   6,503     $      --     $ 107,086
                                               ---------     ---------     ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
  Cost of sales ...........................       26,307            --         2,336         2,504            --        31,147
  Advertising and promotion ...............       31,327            --           795         1,847            --        33,969
  Selling, general and administrative .....       17,943             5            --         1,128            --        19,076
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses ..............       75,577             5         3,131         5,479            --        84,192
                                               ---------     ---------     ---------     ---------     ---------     ---------

INCOME (LOSS) FROM OPERATIONS .............       16,008            (5)        5,867         1,024            --        22,894
                                               ---------     ---------     ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense ........................      (10,144)           --            --            --            --       (10,144)
  Investment and other income, net ........           70            66            --            28            --           164
  Royalties ...............................       (5,123)        5,713          (458)         (132)           --            --
  Corporate allocations ...................          870            --          (820)          (50)           --            --
                                               ---------     ---------     ---------     ---------     ---------     ---------
    Total other income (expense) ..........      (14,327)        5,779        (1,278)         (154)           --        (9,980)
                                               ---------     ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE ....................        1,681         5,774         4,589           870            --        12,914

PROVISION FOR INCOME TAXES ................          915         1,963         1,744           285            --         4,907
                                               ---------     ---------     ---------     ---------     ---------     ---------
INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE.....................          766         3,811         2,845           585            --         8,007

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT.....           --        (8,877)           --            --            --        (8,877)
                                               ---------     ---------     ---------     ---------     ---------     ---------
NET INCOME (LOSS) .........................    $     766     $  (5,066)    $   2,845     $     585     $      --     $    (870)
                                               =========     =========     =========     =========     =========     =========


                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 31, 2003
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                             NON-GUARANTOR
                                                                                              SUBSIDIARY  ELIMINATIONS
                                                         CHATTEM       SIGNAL      SUNDEX      COMPANIES    DR. (CR.)   CONSOLIDATED
                                                        ---------    ---------    ---------    ---------    ---------     ---------
OPERATING ACTIVITIES:
  Net income ........................................   $   3,679    $   3,946    $   3,170    $   1,315    $      --     $  12,110
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization ...................       2,947           --           --           74           --         3,021
    Deferred income tax provision ...................         177        3,597           --           --           --         3,774
    Provision for income taxes ......................      (3,910)       2,048        1,862           --           --            --
    Other, net ......................................        (119)          --           --            3           --          (116)
    Changes in operating assets and liabilities:
       Accounts receivable ..........................      (6,427)          --           --          (97)          --        (6,524)
       Refundable income taxes ......................          40           --           --           --           --            40
       Inventories ..................................      (1,778)          --          337         (207)          --        (1,648)
       Prepaid expenses and other current assets ....       1,031           --           --         (104)          --           927
       Accounts payable and accrued liabilities .....         810           --           --          125           --           935
                                                        ---------    ---------    ---------    ---------    ---------     ---------
         Net cash provided by (used in) operating
           activities ...............................      (3,550)       9,591        5,369        1,109           --        12,519
                                                        ---------    ---------    ---------    ---------    ---------     ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ........      (2,446)          --           --         (120)          --        (2,566)
  Purchase of  trademarks and other products rights..          (8)        (300)          --           --           --          (308)
  Change in other assets, net .......................         599           --           --           (1)          --           598
                                                        ---------    ---------    ---------    ---------    ---------     ---------
         Net cash used in investing activities ......      (1,855)        (300)          --         (121)          --        (2,276)
                                                        ---------    ---------    ---------    ---------    ---------     ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt .......................      (8,250)          --           --           --           --        (8,250)
  Proceeds from exercise of stock options ...........         275           --           --           --           --           275
  Repurchase of common shares .......................      (3,900)          --           --           --           --        (3,900)
  Change in payable to bank .........................        (452)          --           --           --           --          (452)
  Deferred debt issuance costs ......................         (25)          --           --           --           --           (25)
  Changes in intercompany accounts ..................      10,434       (8,021)      (5,282)       2,869           --            --
  Dividends paid ....................................       2,000       (2,000)          --           --           --            --
                                                        ---------    ---------    ---------    ---------    ---------     ---------
         Net cash provided by (used in) financing
           activities ...............................          82      (10,021)      (5,282)       2,869           --       (12,352)
                                                        ---------    ---------    ---------    ---------    ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS ...........................          21           --           --          125           --           146
                                                        ---------    ---------    ---------    ---------    ---------     ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ................      (5,302)        (730)          87        3,982           --        (1,963)
  At beginning of period ............................      11,505        1,133            5        3,281           --        15,924
                                                        ---------    ---------    ---------    ---------    ---------     ---------
  At end of period ..................................   $   6,203    $     403    $      92    $   7,263    $      --     $  13,961
                                                        =========    =========    =========    =========    =========     =========

                                                                         Note 17
                         CHATTEM, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE SIX MONTHS ENDED MAY 31, 2002
                      -------------------------------------
                          (Unaudited and in thousands)

                                                                                              NON-GUARANTOR
                                                                                               SUBSIDIARY   ELIMINATIONS
                                                      CHATTEM        SIGNAL       SUNDEX       COMPANIES     DR. (CR.)  CONSOLIDATED
                                                     ---------     ---------     ---------     ---------     ---------    ---------
OPERATING ACTIVITIES:
  Net income (loss) .............................    $     766     $  (5,066)    $   2,845     $     585     $      --    $    (870)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization ...............        2,540            --            --            61            --        2,601
    Deferred income tax provision ...............        2,003            --            --            --            --        2,003
    Provision for income taxes ..................       (3,707)        1,963         1,744            --            --           --
    Cumulative effect of change in accounting
      principle, net ............................           --         8,877            --            --            --        8,877
    Stock option charge .........................          175            --            --            --            --          175
    Other, net ..................................            4            --            --            --            --            4
    Changes in operating assets and liabilities:
      Accounts receivable .......................       (9,314)           --            --          (591)           --       (9,905)
      Refundable income taxes ...................        1,031            --            --            --            --        1,031
      Inventories ...............................           42            --            --          (912)           --         (870)
      Prepaid expenses and other current assets .          128            --            --            36            --          164
      Accounts payable and accrued liabilities ..       13,878            --            --          (454)           --       13,424
                                                     ---------     ---------     ---------     ---------     ---------    ---------
        Net cash provided by (used in) operating
          activities ............................        7,546         5,774         4,589        (1,275)           --       16,634
                                                     ---------     ---------     ---------     ---------     ---------    ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ....       (2,029)           --            --           (19)           --       (2,048)
  Purchase of trademarks and other product rights       (1,187)      (73,660)           --            --            --      (74,847)
  Change in other assets, net ...................           25            --            --             9            --           34
                                                     ---------     ---------     ---------     ---------     ---------    ---------
        Net cash used in investing activities ...       (3,191)      (73,660)           --           (10)           --      (76,861)
                                                     ---------     ---------     ---------     ---------     ---------    ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt ...................       (6,500)           --            --            --            --       (6,500)
  Proceeds from long-term debt ..................       45,000            --            --            --            --       45,000
  Proceeds from exercise of stock options .......        5,918            --            --            --            --        5,918
  Repurchase of common shares ...................         (630)           --            --            --            --         (630)
  Change in payable to bank .....................         (151)           --            --            --            --         (151)
  Increase in debt issuance costs ...............       (1,099)           --            --            --            --       (1,099)
  Changes in intercompany accounts ..............      (54,488)       59,893        (4,589)         (816)           --           --
  Dividends paid ................................        2,000        (2,000)           --            --            --           --
                                                     ---------     ---------     ---------     ---------     ---------    ---------
        Net cash provided by (used in)
          financing activities ..................       (9,950)       57,893        (4,589)         (816)           --       42,538
                                                     ---------     ---------     ---------     ---------     ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS
                                                            45            --            --           (22)           --           23
                                                     ---------     ---------     ---------     ---------     ---------    ---------
CASH AND CASH EQUIVALENTS:
  Decrease for the period .......................       (5,550)       (9,993)           --        (2,123)           --      (17,666)
  At beginning of period ........................       20,648        10,003            --         4,794            --       35,445
                                                     ---------     ---------     ---------     ---------     ---------    ---------
  At end of period ..............................    $  15,098     $      10     $      --     $   2,671     $      --    $  17,779
                                                     =========     =========     =========     =========     =========    =========

18. The following table presents the computation of per share earnings for the three and six months ended May 31, 2003 and 2002, respectively.


                                                                 FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                          MAY 31,                       MAY 31,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                 ----------     ----------     ----------     ----------
NET INCOME (LOSS):
   Income before change in accounting principle ................ $    7,521     $    5,635     $   12,110     $    8,007
   Change in accounting principle ..............................         --             --             --         (8,877)
                                                                 ----------     ----------     ----------     ----------
      Net income (loss) ........................................ $    7,521     $    5,635     $   12,110     $     (870)
                                                                 ==========     ==========     ==========     ==========

NUMBER OF COMMON SHARES:
   Weighted average outstanding ................................     19,052         18,498         19,177         18,216
   Issued upon assumed exercise of outstanding stock options ...        612            741            694            623
   Effect of issuance of restricted common shares ..............         87             90             95             80
                                                                 ----------     ----------     ----------     ----------
   Weighted average and potential dilutive outstanding .........     19,751         19,329         19,966         18,919
                                                                 ==========     ==========     ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic:
      Income before change in accounting principle ............. $      .39     $      .30     $      .63     $      .44
      Change in accounting principle ...........................         --             --             --          (.49)
                                                                 ----------     ----------     ----------     ----------
          Total basic .......................................... $      .39     $      .30     $      .63     $     (.05)
                                                                 ==========     ==========     ==========     ==========
   Diluted:
      Income before change in accounting principle ............. $      .38     $      .29     $      .61     $      .42
      Change in accounting principle ...........................         --             --             --          (.47)
                                                                 ----------     ----------     ----------     ----------
          Total diluted ........................................ $      .38     $      .29     $      .61     $     (.05)
                                                                 ==========     ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. All of the applicable amounts herein for the three and six months ended May 31, 2003 and 2002, respectively, reflect the two-for-one split of our common stock on November 29, 2002. All monetary amounts are expressed in thousands of dollars unless contrarily evident. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

GENERAL
-------

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter ("OTC") healthcare products, toiletries and dietary supplements, including such categories as topical analgesics, medicated skin care products, dietary supplements, medicated dandruff shampoos and other OTC products. Our portfolio of products includes well-recognized brands, such as:

     o    ICY HOT, ASPERCREME and FLEXALL topical analgesics;

     o Medicated skin care products such as GOLD BOND medicated skin care powder, cream, lotion, first aid, swab and spray products; and PHISODERM medicated acne treatment products and skin cleansers;

     o    Dietary supplements including DEXATRIM and the SUNSOURCE line;

     o    SELSUN BLUE medicated dandruff shampoos; and

     o Other OTC products such as PAMPRIN and PREMSYN PMS, menstrual analgesics; HERPECIN-L, a lip care product; and BENZODENT, a dental analgesic cream.

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

Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, manufactured the product for us domestically until June 2003, and internationally will manufacture the product for us until March 2004, or such earlier date as we enter into our own agreements with contract manufacturers. All of our domestic SELSUN BLUE product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott Laboratories ten percent over standard manufacturing costs. Abbott Laboratories is also marketing, selling and distributing SELSUN BLUE products for us in most foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories initially pays us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott Laboratories pays all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates and we record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004.

In fiscal 2002, our international revenues were $21,042, or 9.4% of total revenues. In 2001, SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20,100, or approximately 50% of its total net sales. We are focusing our efforts on expanding SELSUN BLUE'S international presence in the existing key markets, such as Canada, Mexico, Brazil and Australia. As we initially focus on the existing key markets, we are discontinuing the sale of SELSUN BLUE in certain smaller markets and will thus experience what we believe will be a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE'S international marketing and distribution network to launch other brands in countries where they are not currently being sold.

In connection with our acquisition of SELSUN BLUE on March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent. The senior credit facility included a $15,000 revolving credit facility and a $45,000 term loan. The senior credit facility together with our available cash was used to finance the acquisition of SELSUN BLUE. As of May 31, 2003, we owed $11,750 under this credit facility.

On May 23, 2003 we entered into a preliminary agreement to amend our senior credit facility to increase the revolving line of credit from $15,000 to $50,000, eliminate the term loan feature of the facility and modify certain other terms and conditions. The existing term loan balance at May 31, 2003 of $11,750 would initially be outstanding under the contemplated $50,000 revolving credit facility, leaving $38,250 available for borrowing. If completed, we anticipate deferred financing fees of approximately $100, net of income taxes, will be written off as a result of this amendment. We believe that the amended senior credit facility, together with our strong cash flow from operations, would allow us greater flexibility to fund potential acquisitions and repurchase our common shares and senior subordinated notes, and also reduce our interest expense on an annual basis. We are also evaluating alternate financing structures from our bank group that may provide additional flexibility.

Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we have developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine and on September 20, 2002 we discontinued the manufacturing and shipment of DEXATRIM Natural and DEXATRIM Results containing ephedrine. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine has resulted in returns of these products from retailers for which we provided a $750 allowance in the first quarter of fiscal 2003. At this time we still believe the $750 allowance recorded in the first quarter is adequate to cover any returns of DEXATRIM product containing ephedrine that might be received. The unused portion of this allowance at May 31, 2003 was $678.

We purchase raw materials and packaging materials from a number of third party suppliers, primarily on a purchase order basis. Except for pamabrom and pyrilamine maleate, active ingredients used in our PAMPRIN and PREMSYN PMS products, whose combined net sales in fiscal 2002 represented 5.9% of our consolidated total revenues in that year, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

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

During the six months ended May 31, 2003, we repurchased, and returned to unissued, 272,800 shares of our common stock for $3,900 in accordance with our previously announced stock buyback program. In January 2003 our board of directors increased the total authorization to repurchase stock under our stock buyback program to $10,000. The remaining availability under the board authorization is $6,100 at May 31, 2003.

EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. The most directly comparable GAAP financial measure is income before change in accounting principle. EBITDA is used to supplement operating income as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States.

We consider EBITDA an important indicator of our operational strength and performance including our ability to pay interest, service debt and fund capital expenditures. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our existing credit facility.


For the three and six months ended May 31, 2003, income before change in accounting principle increased $1,886 and $4,103 or 33.5% and 51.2% to $7,521 and $12,110 from $5,635 and $8,007 for the three and six months ended May 31, 2002, respectively. EBITDA for the three and six months ended May 31, 2003 was $18,012 and $ 31,661 as compared to $15,386 and $ 24,923 for the three and six months ended May 31, 2002, an increase of $2,626 and $6,738, respectively. The income before change in accounting principle margin (income before change in accounting principle/total revenues) increased in 2003 over 2002 from 9.6% and 7.5% to 11.8% and 9.9% for the three and six months ended May 31, 2003, respectively. The EBITDA margin (EBITDA/total revenues) increased from 26.2% and 23.3% of total revenues, in the 2002 period to 28.3% and 25.9% in the three and six months ended May 31, 2003. A reconciliation of EBITDA to income before change in accounting principle is presented in the following table:


                                     For the Three Months   For the Six Months
                                         Ended May 31,         Ended May 31,
                                      -------------------   -------------------
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Income before change in accounting
  principle.........................  $  7,521   $  5,635   $ 12,110   $  8,007
Add:
  Provision for income taxes .......     4,299      3,472      7,112      4,907
  Interest expense, net ............     5,174      5,245     10,287      9,980
  Depreciation and amortization less
    amounts included in interest ...     1,018      1,034      2,152      2,029
                                      --------   --------   --------   --------
EBITDA .............................  $ 18,012   $ 15,386   $ 31,661   $ 24,923
                                      ========   ========   ========   ========


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

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for income before change in accounting principle and for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

                                      FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                          ENDED MAY 31,         ENDED MAY 31,
                                        -----------------     -----------------
                                         2003       2002       2003       2002
                                        ------     ------     ------     ------
TOTAL REVENUES ......................    100.0%     100.0%     100.0%     100.0%
                                        ------     ------     ------     ------
COSTS AND EXPENSES:
  Cost of sales .....................     27.9       28.4       29.0       29.1
  Advertising and promotion .........     29.1       30.8       30.3       31.7
  Selling, general and administrative     16.3       16.3       16.5       17.8
                                        ------     ------     ------     ------
    Total costs and expenses ........     73.3       75.5       75.8       78.6
                                        ------     ------     ------     ------
INCOME FROM OPERATIONS ..............     26.7       24.5       24.2       21.4
                                        ------     ------     ------     ------

OTHER INCOME (EXPENSE):
  Interest expense ..................     (8.2)      (9.1)      (8.5)      (9.5)
  Investment and other income, net...       .1         .1         .1         .2
                                        ------     ------     ------     ------
    Total other income (expense).....     (8.1)      (9.0)      (8.4)      (9.3)
                                        ------     ------     ------     ------

INCOME BEFORE INCOME TAXES ..........     18.6       15.5       15.8       12.1

PROVISION FOR INCOME TAXES ..........      6.8        5.9        5.9        4.6
                                        ------     ------     ------     ------
INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE...............     11.8%       9.6%       9.9%       7.5%
                                        ======     ======     ======     ======

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the May 31, 2003 financial statements:

    Allowance For Doubtful Accounts
    -------------------------------

As of May 31, 2003, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer, as well as general economic conditions and historical trends. When all these facts are compiled a judgment as to the collectibility of the individual account is made. As noted above, many factors can impact this estimate. The adequacy of the estimated reserve may be impacted by the deterioration of a large customer or weakness in the economic environment resulting in a higher level of customer bankruptcy filings. There have been no material changes in our estimate during the quarter ended May 31, 2003.

    Product Return Allowances
    -------------------------

Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons. Examples include products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded we accrue an estimated amount for product returns based upon our historical experience and any known specific events that affect the accrual. We charge the allowance account resulting from this accrual with any authorized product returns upon receipt of the product or deduction from remittance by the customer.

During the second quarter of 2003 we revised downward our estimate of returns related to our SUNSOURCE line of products. This resulted in a reduction in the allowance of approximately $110 during the second quarter of 2003. The estimate was revised downward due to the stronger than expected performance of certain items in the SUNSOURCE line. Previously we had expected some loss in distribution and had increased our estimate of returns to provide for this loss in distribution. The stronger than expected performance in the second quarter has reduced the potential amount of product to be returned.

In accordance with industry practice, we allow our customers to return unsold sun care products at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment we also record a reduction in sales and a reserve on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $100.

    Promotional Accrual
    -------------------
We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs and participations in advertising vehicles produced by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual.

    Income taxes
    ------------
We record tax expense in our financial statements based on an estimated annual effective tax rate. During the second quarter of fiscal 2003 we revised our estimated annual effective tax rate based on the implementation of state tax planning strategies. This revision resulted in a decrease in the annual effective tax rate to 37% from 38%, or a reduction in tax expense of $192 during the second quarter of fiscal 2003.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2002.


COMPARISON OF THREE MONTHS ENDED MAY 31, 2003 AND 2002
------------------------------------------------------

Our total revenues for the three months ended May 31, 2003, comprised of net sales and royalties from the international sales of SELSUN BLUE, increased $4,961, or 8.5%, to $63,633 from $58,672 for the same period last year. Domestic sales increased $2,733, or 5.1%, to $56,181 from $53,448 for last year's comparable period. International revenues, including the royalties described above, increased $2,228, or 42.6%, from $5,224 in the fiscal 2002 period to $7,452 in the current period.

A comparison of domestic sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                       For the Three Months
                                           Ended May 31
                                       --------------------
                                         2003        2002
                                       --------    --------
Topical analgesics ..................  $ 14,626    $ 15,886
Medicated skin care products.........    14,912      12,404
Dietary supplements .................    10,963      11,682
Medicated dandruff shampoos .........     6,641       3,810
Other OTC products ..................     9,039       9,666
                                       --------    --------
  Total .............................  $ 56,181    $ 53,448
                                       ========    ========

     For domestic consumer products in the 2003 period, sales increases were recognized for our medicated dandruff shampoo and medicated skin care categories. SELSUN BLUE medicated dandruff shampoo (acquired in March, 2002) achieved a 57% domestic net sales increase in the second quarter of fiscal 2003 as compared to the same period of fiscal 2002. Had sales under Abbott Laboratories for the period March 1, 2002 to March 28, 2002 been included in the fiscal 2002 amount, the sales increase would have been 1.5% compared to the same period in 2002. The sales increase for the medicated skin care category was due in part to net sales of the GOLD BOND product line which increased 11% in the current fiscal quarter over the same period last year, led by the introduction of GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. In addition PHISODERM net sales increased 24% over the corresponding year-ago period largely as a result of the introduction in fiscal 2002 of PHISODERM Clear Confidence Acne Body Wash, PHISODERM Clear Confidence Acne Facial Masque and PHISODERM Clear Confidence Acne Clear Swab. Sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME, CAPZASIN and ARTHRITIS HOT). The sales decline for our topical analgesics reflects the strong sales in this category in the prior year period as a result of the introduction of the ICY HOT Patch and increased competition within the topical analgesic category. The sales decrease in the dietary supplements category was due to a decrease in sales of DEXATRIM which was hurt by negative publicity surrounding the diet pill category, and the introduction of DEXATRIM Results in the comparable period last year. This was offset by strong sales of GARLIQUE whose net sales rose 18% in the year-to-year comparison. The sales decrease in the other OTC products category was due to the results of PAMPRIN and PREMSYN PMS which continued to suffer sales declines due to competitive reasons.

     For international operations, the Canadian business produced a 42.8 % sales increase, largely as a result of the acquisition of SELSUN BLUE in March 2002 and the continuing growth of SUN-IN and PHISODERM sales in Canada. The U.K. operations showed a 61.4 % sales increase, primarily due to our acquisition of SELSUN BLUE and sales of our OTC drug brands in Eastern Europe and elsewhere. Other international sales increased 13.6 %, almost entirely as a result of the acquisition of SELSUN BLUE in the second quarter of fiscal 2002. For both the domestic and international operations, sales variances were principally the result of change in the volume of unit sales of the particular brand with the exception of NEW PHASE, for which a sales increase was partially due to a unit sales price increase.

     Cost of sales as a percentage of total revenues was 27.9% for the second quarter of fiscal 2003 as compared to 28.4% for the same period in fiscal 2002. The reduction in cost of sales as a percentage of total revenues is the result of our moving the domestic production of SELSUN BLUE to our facility in Chattanooga which has decreased our cost of production.

     Advertising and promotion expenses increased $434, or 2.4%, to $18,529 in the current period as compared to $18,095 in the same period last year, and were 29.1% of total revenues for the three months ended May 31, 2003 compared to 30.8% for the comparable period of fiscal 2002. Increases in advertising and promotion expenditures in the current period were recorded for SELSUN BLUE, the recently introduced GOLD BOND products, PHISODERM, and NEW PHASE of the SUNSOURCE product line. Decreases of advertising and promotion expenditures were recognized for most of the topical analgesic brands, DEXATRIM, MUDD, PAMPRIN, the other GOLD BOND products and GARLIQUE.

     Selling, general and administrative expenses increased $858, or 9.0%, to $10,397 in the second quarter of fiscal 2003 as compared to $9,539 in the same quarter of fiscal 2002 and were 16.3% of total revenues for both periods. The increase in selling, general and administrative expenses was largely a result of increased compensation costs of $668 related to a restricted stock grant, increased selling expenses due to increased sales and increases in administrative costs.

     Interest expense decreased $76, or 1.4%, to $5,227 for the three months ended May 31, 2003 as compared to $5,303 in the same period last year. The decrease was largely the result of lower outstanding balances due to principal payments on the $45,000 credit facility borrowed to partially fund the acquisition of the SELSUN BLUE product line in March 2002, partially offset by the write off of $145 of deferred financing costs resulting from prepayments on the term loan facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     Investment and other income decreased $5, or 8.6%, to $53 in the current period as compared to $58 in the same period of fiscal 2002. This decrease was primarily due to a decline in interest income as a result of our use of $31,380 cash and cash equivalents to partially finance our acquisition of the SELSUN BLUE product line in March 2002 as well as lower interest rates on short-term investments.

     Net income increased $1,886, or 33.5%, to $7,521 for the second quarter of fiscal 2003 as compared to $5,635 in same quarter of fiscal 2002. This increase primarily resulted from increased revenues and lower costs and expenses as a percentage of revenues.

COMPARISON OF SIX MONTHS ENDED MAY 31, 2003 AND 2002

     Our total revenues for the six months ended May 31, 2003, comprised of net sales and royalties from the international sales of SELSUN BLUE, increased $14,972, or 14.0%, to $122,058 from $107,086 for the same period last year. Domestic sales increased $10,032, or 10.2 %, to $108,861 from $98,829 for last year's comparable period. International revenues, including the royalties described above, increased $4,940, or 59.8%, from $8,257 in the fiscal 2002 period to $13,197 in the current period.

     A comparison of domestic sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                             For the Six Months
                                                Ended May 31
                                            ---------------------
                                              2003         2002
                                            --------     --------
Topical analgesics ......................   $ 28,198     $ 30,408
Medicated skin care products.............     28,062       23,942
Dietary supplements .....................     20,568       21,918
Medicated dandruff shampoos .............     14,812        3,822
Other OTC products ......................     17,221       18,739
                                            --------     --------
  Total .................................   $108,861     $ 98,829
                                            ========     ========

     For domestic consumer products in the 2003 period, sales increases were recognized for our medicated dandruff shampoo and medicated skin care categories. SELSUN BLUE medicated dandruff shampoo (acquired in March 2002) achieved a 275 % domestic net sales increase in the first six months of fiscal 2003 as compared to the same period of fiscal 2002. Had sales under Abbott Laboratories for the first quarter and the period March 1, 2002 to March 28, 2002 been included the sales increase would have been 8.1% compared to the same period in fiscal 2002. The sales increase for the medicated skin care category was due in part to net sales of the GOLD BOND product line which increased 11% in the current six month period over the same period last year, led by the introduction of GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. In addition, PHISODERM net sales increased 19% over the corresponding year-ago period largely as a result of the introduction in fiscal 2002 of PHISODERM Clear Confidence Acne Body Wash, PHISODERM Clear Confidence Acne Facial Masque and PHISODERM Clear Confidence Acne Clear Swab.

Sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME, CAPZASIN and ARTHRITIS HOT). The sales decline for our topical analgesics reflects the strong sales in this category in the prior year period as a result of the introduction of the ICY HOT Patch and increased competition within the topical analgesic category. The sales decrease in the dietary supplement category was due to a decrease in sales of DEXATRIM which was hurt by negative publicity surrounding the diet pill category, and the introduction of DEXATRIM Results in the comparable period last year. This was offset by strong sales of GARLIQUE whose net sales rose 23% in the year-to-year comparison. Sales of the other SUNSOURCE brands declined in the year to year comparison. The sales decrease in the other OTC products category was due primarily to the results of PAMPRIN and PREMSYN PMS which continued to suffer sales declines because of strong competition.

     For international operations, the Canadian business produced a 47.6 % sales increase, largely as a result of the acquisition of SELSUN BLUE in March 2002 and the continuing growth of GOLD BOND Medicated Lotion and PHISODERM sales in Canada. The U.K. operations showed a 73.8% sales increase, primarily due to our acquisition of SELSUN BLUE and sales of our OTC drug brands in Eastern Europe and elsewhere. Other international sales increased 53.6 %, almost entirely as a result of the acquisition of SELSUN BLUE in the second quarter of fiscal 2002. For both the domestic and international operations, sales variances were principally the result of change in the volume of unit sales of the particular brand with the exception of NEW PHASE, for which a sales increase was partially due to an increase in the unit sales price.

     Cost of sales as a percentage of total revenues was 29.0% for the six months ended May 31, 2003 as compared to 29.1% for the same period in fiscal 2002. The small reduction in cost of sales as a percentage of total revenues is the result of our moving the domestic production of SELSUN BLUE to our facility in Chattanooga which has decreased our cost of production. Inventory obsolescence charges of $1,016, including $750 for the estimated cost of returns of DEXATRIM containing ephedrine, were included in cost of sales for the six months ended May 31, 2003.

     Advertising and promotion expenses increased $2,965, or 8.7%, to $36,934 in the six months ended May 31, 2003 as compared to $33,969 in the same period last year, and were 30.3% of total revenues for the six months ended May 31, 2003 compared to 31.7% for the comparable period of fiscal 2002. Increases in advertising and promotion expenditures in the first six months of 2003 were recorded for SELSUN BLUE, the recently introduced GOLD BOND products, PHISODERM, and NEW PHASE of the SUNSOURCE product line. Decreases of advertising and promotion expenditures were recognized for most of the topical analgesic brands, DEXATRIM, MUDD, PAMPRIN, the other GOLD BOND products and GARLIQUE.

     Selling, general and administrative expenses increased $1,135, or 5.9%, to $20,211 in the first six months of 2003 as compared to $19,076 in the same period of fiscal 2002 and were 16.5% and 17.8% of total revenues, respectively. The increase in selling, general and administrative expenses was largely a result of increased compensation costs of $668 related to a restricted stock grant, increased selling expenses due to increased sales and increases in administrative costs. The decrease in the percentage of these expenses to total revenues was due to cost savings programs and the increase in total revenues in the comparison of the two fiscal periods.

     Interest expense increased $230, or 2.3%, to $10,374 for the six months ended May 31, 2003 as compared to $10,144 in the same period last year. The increase was largely the result of the write off of $145 of deferred financing costs resulting from prepayments on the term loan facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     Investment and other income decreased $77, or 47.0%, to $87 in the current period as compared to $164 in the same period of fiscal 2002. This decrease was primarily due to a decline in interest income as a result of our use of $31,380 cash and cash equivalents to partially finance our acquisition of the SELSUN BLUE product line in March 2002 as well as lower interest rates on short-term investments.

     Income before change in accounting principle increased $4,103, or 51.2%, to $12,110 for the six months ended May 31, 2003 as compared to $8,007 in same period of fiscal 2002. This increase primarily resulted from increased revenues and lower costs and expenses as a percentage of revenues.

     In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", which requires us to perform annually certain fair value based tests of the carrying value of our indefinite lived intangible assets and to discontinue amortization of our indefinite lived intangible assets. Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of these assets as of December 1, 2001, and recorded a write-down of $8,877, net of income tax benefit of $5,440, as a cumulative effect of change in accounting principle and discontinued the amortization of our indefinite lived intangible assets. The write-down was primarily related to our SUNSOURCE product line, which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, long-term debt servicing, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $12,519 and $16,634 was provided by operations for the six months ended May 31, 2003 and 2002, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of an increase in inventories and a much smaller increase in accounts payable and accrued liabilities, partially offset by an increase in net income from operations.

Investing activities used cash of $2,276 and $76,861 in the six months ended May 31, 2003 and 2002, respectively. The decrease in usage of cash in the current period as compared to the same period of the prior year was primarily due to the absence in the current period of the acquisition of a significant product line such as the purchase of SELSUN BLUE in the comparable period of last year.

Financing activities used cash of $12,352 in the first six months of fiscal 2003 but provided cash of $42,538 in the same period of the prior year. The decrease in cash provided in the current period as compared to the same period of the prior year was largely the result of the absence in the current period of additional borrowings that would be required to partially finance a significant acquisition such as SELSUN BLUE which was acquired in the same period of last year.

The following table presents working capital data at May 31, 2003 and November 30, 2002 or for the respective twelve months then ended:

                   Item                                         2003      2002
               ------------                                   -------   -------
Working capital (current assets less current liabilities) ... $36,249   $31,372
Current ratio (current assets divided by current liabilities)    1.86      1.76
Quick ratio (cash and cash equivalents and accounts
  receivable divided by current liabilities) ................    1.09      1.01
Average accounts receivable turnover ........................    7.56      9.49
Average inventory turnover ..................................    3.78      3.80
Working capital as a percentage of total assets .............   10.02%     8.82%

The increase in the current and quick ratios at May 31, 2003 as compared to November 30, 2002 was primarily the result of an increase in accounts receivable due to extended dating of invoices associated with the sale of our seasonal products of SUN-IN, BULLFROG and ULTRASWIM offset in part by a decrease in cash and cash equivalents due to repayments on our term loan and repurchases of our common shares.

Total long-term debt outstanding was $208,442 at May 31, 2003 compared to $217,458 at November 30, 2002. We have repaid $8,250 of long term debt during the six months ended May 31, 2003.

Days sales outstanding in accounts receivable were 46.7 at May 31, 2003 as compared to 47.2 at May 31, 2002. Our domestic days sales outstanding were 44.2 and 44.6 at May 31, 2003 and 2002, respectively.

As of July 1, 2003 we have been named as a defendant in approximately 320 lawsuits involving claims by approximately 1,500 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which until November 2000 was the active ingredient in certain of our DEXATRIM products. See Note 10 of Notes to Consolidated Financial Statements for a discussion of these lawsuits.

As of May 31, 2003, the remaining amount authorized by our board of directors under our stock buyback program was $6,100; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our senior subordinated notes were issued and under the terms of our current credit facility. Also, on December 21, 1998, we filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolver portion of our senior credit facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions that we make in the future will require us to obtain additional financing.

FOREIGN OPERATIONS
------------------

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom subsidiaries. The currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the six months ended May 31, 2003 and 2002, these subsidiaries accounted for 9% and 6% of total revenues, respectively, and 3% of total asset for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the United Kingdom or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our two foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 90 foreign countries and had $20,100 of international sales in 2001, our international business operations has expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the first six months of fiscal 2003, a large portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains (losses) of $175 and ($53) for the six months ended May 31, 2003 and 2002, respectively, resulted from foreign currency transactions.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, required us to discontinue the amortization of the cost of intangible assets with indefinite lives and to perform certain fair value based tests of the carrying value of indefinite lived intangible assets. Accordingly, we discontinued the amortization of the cost of these intangible assets which consist solely of trademarks. The carrying value of these trademarks was $244,680 as of May 31, 2003. Also in connection with the adoption of SFAS 142, we obtained independent appraisals to determine the fair values of these intangible assets at December 1, 2001 and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.46 per diluted share. The write-down was primarily related to our SUNSOURCE product line which has experienced a decline in sales volume since its initial purchase in 1997 and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000. This adjustment is shown as a cumulative effect of change in accounting principle in the consolidated statement of income for the six months ended May 31, 2002. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142 as of November 30, 2002 we determined that a revaluation thereof was not required. The gross carrying amount and accumulated amortization of our intangible assets subject to amortization, which consist primarily of non-compete agreements were $2,400 and $1,172, respectively at May 31, 2003. For the three and six months ended May 31, 2003 and 2002 amortization of our intangible assets subject to amortization was $44 and $97 and $85 and $170, respectively.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, which was adopted by us effective December 1, 2002, required us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. Our results of operations, financial position and cash flows, therefore, will not be affected.

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

FORWARD LOOKING STATEMENTS
--------------------------

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to existing and possible additional future product liability claims relating to the prior existence of PPA in DEXATRIM; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products without PPA; the lack of availability, limits of coverage and expense related to product liability insurance; the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims including claims relating to the existence of ephedrine in DEXATRIM products; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of our insurance coverage; the impact of brand acquisitions and divestitures; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to sell and market SELSUN BLUE internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.


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

Our exposure to interest rate risks currently consists of our 8.875% Senior Notes and our senior credit facility. The aggregate balance outstanding under the 8.875% Senior Notes as of May 31, 2003 was $204,692. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. Loans under our senior credit facility bear interest at a rate equal to the higher of LIBOR or the federal funds rate plus .05% plus percentages ranging from .75% to 1.5% depending on our leverage. As of May 31, 2003, the variable rate on the term loan under our senior credit facility was 3.54%. The balance outstanding under our term loan was $11,750 as of May 31, 2003. The impact of a one-point rate change on the outstanding balance of our term loan on our results of operations for the second quarter of fiscal 2003 would be approximately $19, net of tax. As of May 31, 2003, no revolving credit loans or letters of credit were outstanding under our senior credit facility.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian and United Kingdom subsidiaries. Assets and liabilities of these subsidiaries are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of income. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $957 at May 31, 2003.

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

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.   LEGAL PROCEEDINGS

          See Note 10 of Notes to Consolidated Financial Statements (unaudited) included in Part 1, Item 1 of this Form 10-Q.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on April 16, 2003 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three year term: Robert E. Bosworth (12,663,494 votes for and 5,424,316 votes withheld) and Richard E. Cheney (17,115,920 votes for and 971,890 votes withheld), The following directors' terms of office continued after the annual meeting: A. Alexander Taylor II, Samuel E. Allen, Philip H. Sanford, Bill W. Stacy and Zan Guerry.

          The shareholders also approved our 2003 Stock Incentive Plan with 11,732,201 votes for the plan, 2,368,836 voting against and 3,986,733 abstentions.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               Restricted Stock Agreement dated May 29, 2003 between Chattem, Inc. and Zan Guerry (Exhibit 10.1).

               First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective May 31, 2003 (Exhibit 10.2).

               First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003 (Exhibit 10.3).

               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (Exhibit 99).

          (b) The following Form 8-K report was filed with the Securities and Exchange Commission during the three months ended May 31, 2003:

               Report on Form 8-K dated May 7, 2003 to report settlement of the previously disclosed case, Jennifer Villarreal et al. vs. Chattem, Inc. et al.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CHATTEM, INC.
                                           (Registrant)


Dated:  July 14, 2003                      /s/  A. Alexander Taylor II
        -------------                      ---------------------------
                                           A. Alexander Taylor II
                                           President and Director
                                           (Chief Operating Officer)



Dated:  July 14, 2003                      /s/ Richard D. Moss
        -------------                      ---------------------------
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 14, 2003                                 /s/ Zan Guerry
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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 14, 2003                                 /s/ Richard D. Moss
       -------------                                 ------------------------
                                                     Richard D. Moss,
                                                     Vice President and
                                                     Chief Financial Officer

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------








Exhibit Number                Description of Exhibit
--------------                ----------------------

   10.1 Restricted Stock Agreement dated May 29, 2003 between Chattem, Inc. and Zan Guerry.

   10.2 First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective May 31, 2003.

   10.3 First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC. effective May 31, 2003.

   99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.