Form 10-Q
period 2003-08-31
CHATTEM INC
filed 2003-10-09
CIK 19520

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



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003
                          COMMISSION FILE NUMBER 0-5905




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

AS OF OCTOBER 9, 2003 19,159,379 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                    August 31, 2003 and November 30, 2002 ................    3

                    Consolidated Statements of Income for
                    the Three and Nine Months Ended August
                    31, 2003 and 2002.....................................    5

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended August 31,
                    2003 and 2002.........................................    6

                    Notes to Consolidated Financial Statements ...........    7

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ........   25

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risks....................................   37

           Item 4.  Controls and Procedures...............................   37

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.....................................   38

           Item 2.  Changes in Securities and Use of Proceeds.............   38

           Item 3.  Defaults Upon Senior Securities.......................   38

           Item 4.  Submission of Matters to a Vote of Security Holders...   38

           Item 5.  Other Information.....................................   38

           Item 6.  Exhibits and Reports on Form 8-K .....................   38

SIGNATURES ...............................................................   39

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)

                                                                         AUGUST 31,    NOVEMBER 30,
ASSETS                                                                     2003            2002
------                                                                   --------        --------
                                                                        (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .....................................        $ 21,721        $ 15,924
  Accounts receivable, less allowances of  $5,155 at
    August 31, 2003 and $3,897 at November 30, 2002 .............          28,540          25,673
  Refundable and deferred income taxes ..........................          11,857           9,837
  Inventories ...................................................          19,778          18,769
  Prepaid expenses and other current assets .....................           3,148           2,184
                                                                         --------        --------
    Total current assets ........................................          85,044          72,387
                                                                         --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET ..............................          28,132          26,658
                                                                         --------        --------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net ...         245,906         245,787
  Debt issuance costs, net ......................................           5,867           7,126
  Other .........................................................           3,931           3,605
                                                                         --------        --------
    Total other noncurrent assets ...............................         255,704         256,518
                                                                         --------        --------

      TOTAL ASSETS ..............................................        $368,880        $355,563
                                                                         ========        ========

      The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                 (In thousands)


                                                                         AUGUST 31,    NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                       2003            2002
------------------------------------                                     --------        --------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt .........................        $  8,250        $  7,250
   Accounts payable .............................................           9,798          12,209
   Payable to bank ..............................................             425             452
   Accrued liabilities ..........................................          22,777          21,104
                                                                         --------        --------
     Total current liabilities ..................................          41,250          41,015
                                                                         --------        --------

LONG-TERM DEBT, less current maturities .........................         206,434         217,458
                                                                         --------        --------

DEFERRED INCOME TAXES ...........................................          27,388          20,744
                                                                         --------        --------

OTHER NONCURRENT LIABILITIES ....................................           1,671           1,602
                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES (Note 15)


SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued .................................................            --              --
  Common shares, without par value, authorized 50,000,
    issued 19,157 at August 31, 2003 and 19,177 at
    November 30, 2002 ...........................................          77,811          79,313
   Retained earnings (deficit) ..................................          17,850          (1,097)
                                                                         --------        --------
                                                                           95,661          78,216
  Unamortized value of restricted common shares issued ..........          (2,253)         (1,713)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment .....................          (1,271)         (1,759)
                                                                         --------        --------
     Total shareholders' equity .................................          92,137          74,744
                                                                         --------        --------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY ................................................        $368,880        $355,563
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                                     FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                                        ENDED AUGUST 31,                    ENDED AUGUST 31,
                                                                  ---------------------------         ---------------------------
                                                                     2003              2002              2003              2002
                                                                  ---------         ---------         ---------         ---------
REVENUES:
  Net sales ..............................................        $  58,972         $  63,457         $ 180,366         $ 169,617
  Royalties ..............................................              210               947               874             1,873
                                                                  ---------         ---------         ---------         ---------
    Total revenues .......................................           59,182            64,404           181,240           171,490
                                                                  ---------         ---------         ---------         ---------

COSTS AND EXPENSES:
  Cost of sales ..........................................           15,995            17,526            51,399            48,673
  Advertising and promotion ..............................           17,075            21,307            54,009            55,276
  Selling, general and administrative ....................           10,234             9,926            30,445            29,002
                                                                  ---------         ---------         ---------         ---------
    Total costs and expenses .............................           43,304            48,759           135,853           132,951
                                                                  ---------         ---------         ---------         ---------

INCOME FROM OPERATIONS ...................................           15,878            15,645            45,387            38,539
                                                                  ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE):
  Interest expense .......................................           (5,057)           (5,374)          (15,431)          (15,518)
  Investment and other income, net .......................               32                79               119               243
                                                                  ---------         ---------         ---------         ---------
    Total other income (expense) .........................           (5,025)           (5,295)          (15,312)          (15,275)
                                                                  ---------         ---------         ---------         ---------
INCOME BEFORE INCOME TAXES AND CHANGE
  IN ACCOUNTING PRINCIPLE ................................           10,853            10,350            30,075            23,264

PROVISION FOR INCOME TAXES ...............................            4,016             3,933            11,128             8,840
                                                                  ---------         ---------         ---------         ---------

INCOME BEFORE CHANGE IN ACCOUNTING
  PRINCIPLE ..............................................            6,837             6,417            18,947            14,424

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF INCOME TAX
  BENEFIT ................................................             --                --                --              (8,877)
                                                                  ---------         ---------         ---------         ---------

NET INCOME ...............................................        $   6,837         $   6,417         $  18,947         $   5,547
                                                                  =========         =========         =========         =========

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic .....................           19,148            18,940            19,178            18,458
                                                                  =========         =========         =========         =========
  Weighted average and potential dilutive outstanding ....           19,905            19,870            19,897            19,246
                                                                  =========         =========         =========         =========

NET INCOME PER COMMON SHARE:
  Basic:
    Income before change in accounting principle .........        $     .36         $     .34         $     .99         $     .78
    Change in accounting principle .......................             --                --                --                (.48)
                                                                  ---------         ---------         ---------         ---------
      Total basic ........................................        $     .36         $     .34         $     .99         $     .30
                                                                  =========         =========         =========         =========
  Diluted:
    Income before change in accounting principle .........        $     .34         $     .32         $     .95         $     .75
    Change in accounting principle .......................             --                --                --                (.46)
                                                                  ---------         ---------         ---------         ---------
      Total diluted ......................................        $     .34         $     .32         $     .95         $     .29
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

                                                                         FOR THE NINE MONTHS ENDED
                                                                                AUGUST 31,
                                                                         ------------------------
                                                                           2003            2002
                                                                         --------        --------
OPERATING ACTIVITIES:
  Net income ....................................................        $ 18,947        $  5,547
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .............................           4,565           3,969
      Increase in deferred income taxes .........................           5,907           4,333
      Cumulative effect of change in accounting principle, net ..            --             8,877
      Stock option charge .......................................            --               175
      Other, net ................................................             (94)            (75)
      Changes in operating assets and liabilities, net of product acquisition:
        Accounts receivable .....................................          (2,867)         (8,290)
        Refundable income taxes .................................              40           1,031
        Inventories .............................................          (1,009)           (244)
        Prepaid expenses and other current assets ...............            (964)           (354)
        Accounts payable and accrued liabilities ................            (778)         21,037
                                                                         --------        --------
           Net cash provided by operating activities ............          23,747          36,006
                                                                         --------        --------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ....................          (3,933)         (2,622)
  Purchases of patents, trademarks and other product rights .....            (373)        (74,996)
  Decrease in other assets, net .................................             108             254
                                                                         --------        --------
           Net cash used in investing activities ................          (4,198)        (77,364)
                                                                         --------        --------

FINANCING ACTIVITIES:
  Repayment of long-term debt ...................................         (10,000)         (8,000)
  Proceeds from long-term debt ..................................            --            45,000
  Proceeds from exercise of stock options .......................           1,533           6,146
  Repurchase of common shares ...................................          (5,351)         (1,650)
  Change in payable to bank .....................................             (27)             62
  Debt issuance costs ...........................................             (25)         (1,133)
                                                                         --------        --------
           Net cash (used in) provided by financing activities ..         (13,870)         40,425
                                                                         --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ..............................................             118             113
                                                                         --------        --------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ............................           5,797            (820)
  At beginning of period ........................................          15,924          35,445
                                                                         --------        --------
  At end of period ..............................................        $ 21,721        $ 34,625
                                                                         ========        ========

SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of 69,000 shares of restricted common stock at a value
    of $14.50 per share .........................................        $  1,000        $   --

PAYMENTS FOR:
  Interest ......................................................        $  9,916        $  9,862
  Taxes .........................................................        $  2,680        $    536


     The accompanying notes are an integral part of these consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

All monetary and share amounts are expressed in thousands unless contrarily evident. Unless otherwise indicated the number of shares of our common stock and related per share computations included in these financial statements and notes thereto have been adjusted to reflect the two-for-one split of our common stock on November 29, 2002.


1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2002. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2.   CASH AND CASH EQUIVALENTS
     -------------------------
     We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.   RECLASSIFICATIONS
     -----------------
     Certain prior year amounts have been reclassified to conform to the current period's presentation.

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at August 31, 2003, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45, except as disclosed in Note 19. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending December 31, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our financial position, results of operations or cash flows.

     In July 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-11, "Reporting Gains and Losses on Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" ("EITF 03-11"). EITF 03-11 addresses when gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. The adoption of EITF 03-11 did not have an impact on our financial position, results of operations or cash flows.

5.   STOCK-BASED COMPENSATION
     ------------------------
     Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 Stock Incentive Plan, which was adopted by our board of directors on January 21, 2003 and was approved by our shareholders at the April 16, 2003 annual shareholders' meeting, provides for the issuance of up to 1,500 shares of common stock. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

     For SFAS 123 purposes, as amended by SFAS 148, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003 and 2002: expected dividend yield of 0%, expected volatility of 64% and 65%, respectively, risk-free interest rates of 4.47% and 4.14%, respectively, and expected lives of six years.

     Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended August 31, 2003 and 2002, as indicated below:

                                                For the Three Months      For the Nine Months
                                                  Ended August 31,         Ended August  31,
                                                --------------------     ---------------------
                                                  2003        2002         2003         2002
                                                --------    --------     --------     --------
        Net income:
          As reported......................     $  6,837    $  6,417     $ 18,947     $  5,547
          Compensation costs...............          516         491        1,552        1,321
                                                --------    --------     --------     --------
          Pro forma........................     $  6,321    $  5,926     $ 17,395     $  4,226
                                                ========    ========     ========     ========

        Net income per share, basic:
          As reported......................     $    .36    $    .34     $    .99     $    .30
          Pro forma........................     $    .33    $    .31     $    .91     $    .23

        Net income per share, diluted:
          As reported......................     $    .34    $    .32     $    .95     $    .29
          Pro forma........................     $    .32    $    .30     $    .87     $    .22

6.   PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     -----------------------------------------------------
     With our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on December 1, 2001, we obtained independent appraisals to determine the fair values of our intangible assets and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.46 per diluted share. These charges, which are reported in our Consolidated Statements of Income as a cumulative effect of change in accounting principle, relate to our SUNSOURCE product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one if its products in November 2000. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142 as of November 30, 2002, we determined that a revaluation thereof was not required. The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $244,763 and $244,390 as of August 31, 2003 and November 30, 2002,
     respectively.

     The gross carrying amount of intangible assets subject to amortization at both August 31, 2003 and November 30, 2002, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of intangible assets at August 31, 2003 and November 30, 2002, was $1,257 and $1,002, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $85 for the three months ended August 31, 2003 and 2002, respectively, and $255 and $183 for the nine months ended August 31, 2003 and 2002, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2003, 2004, 2005, 2006 and 2007 is $340, $294, $290, $290 and $123,
     respectively.

7.   ADVERTISING EXPENSES
     --------------------
     We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter ("OTC") health care products. Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers. Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

8.   SHIPPING AND HANDLING
     ---------------------
     Shipping and handling costs of $1,602 and $1,365 are included in selling expenses for the three months ended August 31, 2003 and 2002, respectively, and $4,647 and $4,521 for the nine months ended August 31, 2003 and 2002, respectively.

9.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------
     On January 22, 2002, Kmart Corporation ("Kmart"), a customer representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing did not impact our results of operations and financial position for fiscal 2001 as substantially all accounts receivable due from Kmart as of November 30, 2001 were subsequently collected. At the time of the filing Kmart owed us approximately $1,200. In the first quarter of fiscal 2002, we established an allowance for doubtful accounts of $1,000 to cover our estimated bad debt related to Kmart. In the second quarter of fiscal 2002, we sold our receivable from Kmart to a financial institution for $367. We continue to sell to Kmart at decreased volume levels, and as of August 31, 2003 and November 30, 2002 our receivables from Kmart were approximately $940 and $796, respectively. We consider the August 31, 2003 balance collectible as substantially all of the balance was collected subsequent to that date.

10.  INVENTORIES
     -----------
     Inventories consisted of the following at August 31, 2003 and November 30, 2002:

                                                         2003          2002
                                                     -----------   -----------

         Raw materials and work in process           $     8,218   $     9,104
         Finished goods ..........................        13,287        11,392
         Excess of current cost over LIFO
           values ................................        (1,727)       (1,727)
                                                     -----------   -----------
             Total inventories ...................   $    19,778   $    18,769
                                                     ===========   ===========

11.  ACCRUED LIABILITIES
     -------------------
     Accrued liabilities consisted of the following at August 31, 2003 and November 30, 2002:

                                                              2003        2002
                                                           ---------   ---------

          Interest.....................................    $   7,601   $   3,366
          Salaries, wages, commissions and pensions....        2,742       3,739
          Product advertising and promotion............        4,620       7,524
          Product acquisitions.........................          501         737
          Taxes........................................        4,292       1,993
          Consulting fees..............................          485         747
          Legal fees...................................          205         789
          Insurance....................................        1,092         934
          Other .......................................        1,239       1,275
                                                           ---------   ---------
              Total accrued liabilities ...............    $  22,777   $  21,104
                                                           =========   =========

12.  LONG-TERM DEBT
     --------------
     On March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility includes a $15,000 revolving credit facility and a $45,000 term loan. The Credit Facility together with our available cash was used to finance the acquisition of SELSUN BLUE and was used to provide working capital for general corporate purposes. The $45,000 term loan and any outstanding loans under the revolving credit facility mature on March 28, 2007. The Credit Facility is secured by the stock of our domestic subsidiaries and all of our present and future assets, excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. At August 31, 2003, we owed $10,000 of the term loan of the Credit Facility and no outstanding balance under its revolving loan provision.

     Although we entered into a preliminary agreement to amend the Credit Facility on May 23, 2003 to increase the revolving line of credit from $15,000 to $50,000 and modify certain other terms and conditions, we did not complete this amendment. On August 22, 2003, the Credit Facility was amended to revise the restrictions on the amount of capital expenditures allowed and the dollar amount of our common stock we can purchase, redeem, acquire or retire.

13.  COMPREHENSIVE INCOME
     --------------------
     Comprehensive income consisted of the following components for the three and nine months ended August 31, 2003 and 2002, respectively:

                                    For the Three Months    For the Nine Months
                                      Ended August 31,        Ended August 31,
                                     -------------------     -------------------
                                       2003       2002         2003       2002
                                     --------   --------     --------   --------

       Net income.................   $  6,837   $  6,417     $ 18,947   $  5,547
       Other - foreign currency
        translation adjustment....        171        426          488        477
                                     --------   --------     --------   --------
          Total...................   $  7,008   $  6,843     $ 19,435   $  6,024
                                     ========   ========     ========   ========

14.  STOCK BUYBACK
     -------------
     In fiscal 1999 and 2000, our board of directors authorized repurchases of our common stock not to exceed $20,000. Under these authorizations 1,142 shares, before the two-for-one split of our common stock on November 29, 2002, had been reacquired through November 30, 2002 at a cost of $15,225. In January 2003, our board of directors increased the total authorization to repurchase our common stock under the buyback program to $10,000. In the first nine months of fiscal 2003, we repurchased 360 shares of our common stock for $5,351. All repurchased shares were retired and returned to unisssued. At August 31, 2003, $4,649 of our current authorization was available for future repurchases. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our 8.875% senior subordinated notes were issued and under the terms of the Credit Facility. The amendment to the Credit Facility on August 22, 2003 modified the restrictions to repurchase shares at levels consistent with the current board authorization (see discussion in Note 12).

15.  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     GENERAL LITIGATION
     ------------------
     As of October 1, 2003, we are named as a defendant in approximately 300 lawsuits involving claims by approximately 630 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in certain of our DEXATRIM products until November 2000. The lawsuits that are federal cases have been transferred to the United States District Court for the Western District of Washington (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases which have been filed in a number of different states.

     Approximately 160 of the existing lawsuits involve alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. With respect to these lawsuits, we are being defended and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc. which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. Accordingly, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage although we believe we should not be held legally responsible for products we did not manufacture and sell. In addition, there can be no assurance that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM. Our product liability insurance, as described more fully below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM.

     We are currently defending the balance of approximately 140 lawsuits involving claims by approximately 410 plaintiffs. Of these 410 plaintiffs, approximately 170 allege injury as a result of ingestion of DEXATRIM containing PPA, approximately 180 allege injury as a result of ingestion of a product other than DEXATRIM, and approximately 60 have not identified a product.

     Of the approximately 170 plaintiffs who allege injury as a result of ingestion of DEXATRIM containing PPA, 23 plaintiffs are subject to pending motions to dismiss for failure to comply with discovery and/or motions for summary judgment applicable to injuries excluded by the federal court's evidentiary rulings; 23 plaintiffs have alleged in ingestion of DEXATRIM, but have not alleged the date of ingestion or the type of injury suffered; and we believe up to 25 plaintiffs may have purchased products sold by Thompson Medical Company prior to our acquisition of DEXATRIM in December 1998. We believe that there are approximately 100 plaintiffs who have alleged that they suffered a stroke within three days of ingesting DEXATRIM products containing PPA that were sold after our acquisition of DEXATRIM in December 1998. We believe plaintiffs who make and are able to prove such allegations are more likely to recover damages from us. Based on discovery conducted to date, we believe that a limited number of these plaintiffs present alleged facts and circumstances and potential damages similar to the Villarreal case discussed below. However, as additional lawsuits are filed and discovery in the existing lawsuits continues, we expect to know more about the characteristics of these cases, which will result in changes in the number of plaintiffs whose alleged injuries are within the description outlined above and our assessment of the plaintiffs' allegations.

     On May 7, 2003, we announced that a settlement had been reached in the case of Jennifer Villarreal, et al. v. Chattem, Inc., et al., which was scheduled for trial in May 2003 in the District Court of Brazoria County, Texas. In this case, the plaintiff suffered a hemorrhagic stroke after allegedly ingesting DEXATRIM containing PPA. Pursuant to the terms of the settlement, we paid a settlement amount of $3,000 plus $500 for certain fees and expenses and were fully released from further liability in the case. The settlement was funded through our product liability insurance coverage and thus had no impact on our financial position, results of operations or cash flows. The settlement amount and related expenses did reduce the amount of insurance coverage available to us for the pending and any subsequently filed cases related to DEXATRIM containing PPA to $98,500.

     During the third quarter of fiscal 2003, the United States District Court for the Western District of Washington ruled that scientific evidence supporting the assertion that PPA is an independent risk factor for stroke is admissible at trial if the PPA was ingested within three days of the stroke. In cases where the ingestion of PPA occurred more than three days prior to the stroke, such evidence is inadmissible. The court also ruled that evidence supporting the assertion that PPA causes non-stroke injuries such as heart attack, seizures, arrhythmia and psychosis is inadmissible at trial. Consequently, we believe that federal court DEXATRIM cases involving ingestion of DEXATRIM with PPA outside the three-day period and cases alleging non-stroke injuries will be dismissed.

     There are no cases involving an alleged ingestion of DEXATRIM with PPA currently set for trial in 2003. We currently have one case set for trial in June 2004 and anticipate that additional cases may be set for trial in the second half of 2004.

     We are aggressively defending these lawsuits. Because of the number of lawsuits filed, the early stage of discovery in many of these cases, the non-specific factual allegations against a broad group of defendants in most of the cases, the unspecified amount of damages in most of the cases, and the unresolved evidentiary hearings and other legal matters presently pending before the various state and federal courts, it is impractical to state with certainty at this time the amount being sought in these cases. At this stage of the proceedings, we cannot express a range of likely outcomes or fully evaluate the risks that these lawsuits pose and, consequently, have not established reserves for the DEXATRIM litigation. It is also too early to estimate the number of lawsuits related to DEXATRIM with PPA that will be filed or whether our available insurance will be sufficient to cover these claims. If these lawsuits result in liabilities greater than our insurance coverage, we may not have sufficient resources to satisfy these obligations.

     We currently maintain product liability insurance that provides coverage for product liability claims, including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in DEXATRIM. Subject to the outcome of the Kemper lawsuit discussed below, we have $98,500 of remaining product liability insurance coverage available to us for injuries related to DEXATRIM containing PPA occurring after our acquisition of DEXATRIM in December 1998 and prior to May 31, 2001 through policies with four different insurers, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004, would not be covered by these insurance policies. We currently have one claim in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001. We believe we have meritorious defenses to these claims, and are aggressively defending them. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

     We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products, including DEXATRIM products containing ephedrine. Our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $3,600 is currently funded, and a total of $30,000 of excess coverage through third party insurers.

     As previously reported, Kemper Indemnity Insurance Company ("Kemper") has filed a lawsuit against us in federal court in Chattanooga, Tennessee seeking to rescind a $50,000 policy of excess insurance coverage for product liability claims, including those relating to the existence of PPA in DEXATRIM (the "Kemper Policy"). Coverage under the Kemper Policy is in excess of $23,500 of product liability insurance coverage that is available to us from two other insurance companies. In addition, we have $25,000 of insurance coverage from a fourth insurance company that is in excess of the Kemper Policy. In the lawsuit, Kemper is seeking to rescind the Kemper Policy based on allegations that we failed to disclose material information regarding the Yale Study (a study initiated in 1994 by the Consumer Healthcare Products Association (formerly the Nonprescription Drug Manufacturers Association) in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA) during the submission process to renew the Kemper Policy for coverage for the December 21, 1999 to May 31, 2001 policy period. In the alternative, Kemper is seeking a declaratory judgment on certain policy interpretation issues that if granted would bar or limit coverage for PPA-related claims under the Kemper Policy.

     We believe that the claims made by Kemper in its lawsuit are without merit. We have filed an answer denying that Kemper is entitled to any of the relief sought and asserting counterclaims against Kemper and affiliated parties including Berkshire Hathaway Inc. alleging, among other things, a civil conspiracy to deny coverage, tortious interference with our insurance contract with Kemper, bad faith, violation of Tennessee's consumer protection law and fraud.

     If the Kemper Policy is rescinded or its coverage limited, then we would have significantly less insurance coverage with which to satisfy claims arising in the DEXATRIM with PPA cases, which in turn would substantially increase the likelihood that we would have to satisfy these claims from our assets. There can be no assurances that we would have sufficient resources to satisfy these claims.

     Although there are no currently pending lawsuits from our other product liability insurers, there can be no assurances that one or more of our insurers will not file and pursue a lawsuit to rescind or limit their insurance coverage on grounds that are similar to the claims alleged by Kemper, or other grounds.

     We have also been named as a defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of DEXATRIM containing ephedrine. Our available insurance for the defense of these lawsuits, as described above, is $40,000. We discontinued the manufacturing and shipment of DEXATRIM containing ephedrine on September 20, 2002.

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

     Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our consolidated financial position, results of operations or cash flows if disposed of unfavorably.

     REGULATORY
     ----------
     The Federal Food and Drug Administration ("FDA"), the Drug Enforcement Administration and a number of state and local governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heart leaf, which, until September 2002, was used in the manufacturing of some forms of DEXATRIM Natural and DEXATRIM Results, or synthetic ephedrine, a FDA regulated ingredient used in some OTC drug products, which has not been used in our products. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. The enactment of further restrictions or prohibitions on sales, the perceived safety concerns related to ephedrine and the possibility of further regulatory action could result in an increase in the number of ephedrine related lawsuits filed, including ones in which we are named as a defendant. In 1997, the FDA published a proposed rule on the use of dietary supplements containing ephedrine alkaloids. In June 2002, the United States Department of Health and Human Services ("HHS") proposed an expanded scientific evaluation of ephedra which led to the issuance of a report on February 28, 2003 by the RAND-based Southern California Evidence-Based Practice Center (the "RAND Report"). The RAND Report concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In connection with the RAND Report, HHS has sought public comment on whether additional measures are required concerning the sale and distribution of dietary supplements containing ephedrine alkaloids. In September 2001, the Public Citizen Health Research Group petitioned the FDA to ban the production and sale of dietary supplements containing ephedrine alkaloids. To date, HHS, which oversees the FDA, and the FDA have not reached a final decision on the petition.

     We discontinued the manufacturing and shipment of DEXATRIM products containing ephedrine in September 2002. Our DEXATRIM products containing ephedrine may continue to be sold in isolated cases until our customers' existing supply of inventory is exhausted or until the products are returned to us. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine could result in a return of products from retailers or our decision to accept product returns of DEXATRIM with ephedrine, for which we provided a $750 allowance in the first quarter of fiscal 2003. At this time we believe we have received returns representing substantially all of the DEXATRIM with ephedrine and that this allowance amount is adequate to cover any returns of DEXATRIM product containing ephedrine that might yet be received. The unused portion of this allowance was $235 at August 31, 2003.

     We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products, and could also reformulate them using ingredients approved in the FDA monograph.

     Certain of our topical analgesic products are currently marketed under a FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. We will present to the FDA information regarding the safety of the patches and arguments to support their product's inclusion in the final monograph. We are also involved in a coordinated industry effort to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. We believe that the monograph is unlikely to become final and take effect before May 2005. If neither of our actions described above are successful, and the final monograph excludes such products, we will have to file a new drug application ("NDA") in order to continue to market the ICY HOT Patch, or similar delivery systems, under other of our topical analgesic brands, and would have to remove the existing product from the market, as of the effective date of the final monograph, pending FDA review and approval of the NDA. The preparation of a NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted.

16.  ACQUISITION AND SALE OF BRANDS
     ------------------------------
     On March 28, 2002, we acquired SELSUN BLUE, a line of medicated dandruff shampoos, from Abbott Laboratories ("Abbott") for $75,000, plus inventories of $1,380 and assumed liabilities of $1,178. This acquisition includes worldwide rights (except India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment. Abbott, or manufacturers under contract to

     Abbott, manufactured the product for us domestically until June 2003 and internationally will manufacture the product for us, except in North America, until March 2004, or such earlier date as we enter into our own agreements with contract manufacturers. All of our SELSUN BLUE domestic product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott a fee of ten percent over standard manufacturing costs until we assume manufacturing or enter into third party agreements. Abbott is also marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott initially pays us a royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott pays all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates, and we record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for the other foreign markets with significant sales by March 2004.

     The following table for the three and nine months ended August 31, 2003 summarizes our estimate of how the results for SELSUN BLUE international, which are included as royalties on our Consolidated Statements of Income, would have been presented had the transition period been finalized on the date of acquisition:

               SELECTED SELSUN BLUE INTERNATIONAL DATA (Unaudited)

                                                  For the Three           For the Nine
                                                   Months Ended           Months Ended
                                                    August 31,             August 31,
                                                       2003                   2003
                                                    ---------              ---------
       NET SALES..............................      $   1,364              $   5,469
                                                    ---------              ---------
       COSTS AND EXPENSES:
         Cost of sales........................            529                  2,119
         Advertising and promotion............            202                    809
         Selling, general and administrative..            423                  1,667
                                                    ---------              ---------
           Total costs and expenses...........          1,154                  4,595
                                                    ---------              ---------

       INCOME FROM OPERATIONS.................      $     210              $     874
                                                    =========              =========

The following unaudited consolidated pro forma information assumes the acquisition of SELSUN BLUE had occurred at the beginning of the period presented:

            PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

                                                       For the Nine
                                                       Months Ended
                                                        August 31,
                                                           2002
                                                        ---------
        Total revenue...............................    $ 182,221
        Income before change in accounting
          principle.................................       14,965
        Net income..................................        6,088
        Earnings per share -  basic:
          Income before change in accounting
            principle...............................         0.81
          Net income................................         0.33

        Earnings per share- diluted:
          Income before change in accounting
            principle...............................         0.78
          Net income................................         0.32

17.  INCOME TAXES
     ------------
     We record income tax expense in our financial statements based on an estimated annual effective income tax rate. During the second quarter of fiscal 2003, we revised our estimated income tax rate based on the implementation of state and international tax planning strategies. This revision resulted in a decrease in the annual effective income tax rate to 37% from 38% or a reduction in income tax expense of $109 and $301 for the three and nine months ended August 31, 2003, respectively.

18.  PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION
     --------------------------------------------
     Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2003 and 2002, respectively, are as follows:

                                            For the Three Months      For the Nine Months
                                              Ended August 31,          Ended August 31,
                                          -----------------------   -----------------------
                                             2003          2002        2003          2002
                                          ---------     ---------   ---------     ---------
         Topical analgesics               $  14,540     $  16,224   $  42,738     $  46,632
         Medicated skin care products        16,926        16,584      44,988        40,526
         Dietary supplements                  9,664         9,943      30,232        31,861
         Medicated dandruff shampoos          6,116         5,429      20,928         9,251
         Other OTC products                   6,490         9,264      23,711        28,003
                                          ---------     ---------   ---------     ---------
           Total                          $  53,736     $  57,444   $ 162,597     $ 156,273
                                          =========     =========   =========     =========

19.  CONSOLIDATING FINANCIAL STATEMENTS
     ----------------------------------
     The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal") and SunDex, LLC ("SunDex"), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiaries of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several. The guarantee of Signal and SunDex as of August 31, 2003 arose in conjunction with Chattem's issuance of the 8.875% senior subordinated notes on March 24, 1998 and the $60,000 Credit Facility obtained by Chattem on March 28, 2002. The guarantees' terms match the terms of the 8.875% senior subordinated notes and the Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2003 is $214,538.

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                 AUGUST 31, 2003
                                 ---------------
                          (Unaudited and in thousands)

                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
                     ASSETS
                     ------

CURRENT ASSETS:
  Cash and cash equivalents ....................    $     13,717     $        491    $      7,513     $         --     $     21,721
  Accounts receivable, less allowances of
   $5,155 ......................................          24,878           18,118           3,662          (18,118)          28,540
  Refundable and deferred income taxes .........          11,801               --              56               --           11,857
  Inventories ..................................          14,055            2,330           3,393               --           19,778
  Prepaid expenses and other current assets ....           2,924               --             224               --            3,148
                                                    ------------     ------------    ------------     ------------     ------------
      Total current assets .....................          67,375           20,939          14,848          (18,118)          85,044
                                                    ------------     ------------    ------------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET .............          27,013              775             344               --           28,132
                                                    ------------     ------------    ------------     ------------     ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
     product rights, net .......................           1,143          244,763              --               --          245,906
  Debt issuance costs, net .....................           5,867               --              --               --            5,867
  Investment in subsidiaries ...................          86,790               --              --          (86,790)              --
  Other ........................................           3,416               --             515               --            3,931
                                                    ------------     ------------    ------------     ------------     ------------
      Total other noncurrent assets ............          97,216          244,763             515          (86,790)         255,704
                                                    ------------     ------------    ------------     ------------     ------------
      TOTAL ASSETS .............................    $    191,604     $    266,477    $     15,707     $   (104,908)    $    368,880
                                                    ============     ============    ============     ============     ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt .........    $      8,250     $         --    $         --     $         --     $      8,250
  Accounts payable .............................           8,495               --           1,303               --            9,798
  Payable to bank ..............................             425               --              --               --              425
  Accrued liabilities ..........................          38,099            1,561           1,235          (18,118)          22,777
                                                    ------------     ------------    ------------     ------------     ------------
      Total current liabilities ................          55,269            1,561           2,538          (18,118)          41,250
                                                    ------------     ------------    ------------     ------------     ------------

LONG-TERM DEBT, less current maturities ........         206,434               --              --               --          206,434
                                                    ------------     ------------    ------------     ------------     ------------

DEFERRED INCOME TAXES ..........................             178           27,210              --               --           27,388
                                                    ------------     ------------    ------------     ------------     ------------

OTHER NONCURRENT LIABILITIES ...................           1,671               --              --               --            1,671
                                                    ------------     ------------    ------------     ------------     ------------

INTERCOMPANY ACCOUNTS ..........................        (164,085)         160,671           3,414               --               --
                                                    ------------     ------------    ------------     ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
     authorized 1,000, none issued .............              --               --              --               --               --
  Common shares, without par value,
     authorized 50,000, issued 19,157 ..........          77,811           63,067           7,647          (70,714)          77,811
  Retained earnings ............................          17,850           13,968           2,914          (16,882)          17,850
                                                    ------------     ------------    ------------     ------------     ------------
      Total ....................................          95,661           77,035          10,561          (87,596)          95,661
  Unamortized value of restricted common
     shares issued .............................          (2,253)              --              --               --           (2,253)
  Cumulative other comprehensive income:
      Foreign currency translation adjustment ..          (1,271)              --            (806)             806           (1,271)
                                                    ------------     ------------    ------------     ------------     ------------
      Total shareholders' equity ...............          92,137           77,035           9,755          (86,790)          92,137
                                                    ------------     ------------    ------------     ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    191,604     $    266,477    $     15,707     $   (104,908)    $    368,880
                                                    ============     ============    ============     ============     ============

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------
                                NOVEMBER 30, 2002
                                -----------------
                                 (In thousands)

                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
                      ASSETS
                      ------

CURRENT ASSETS:
  Cash and cash equivalents .....................   $     11,505     $      1,138    $      3,281     $         --     $     15,924
  Accounts receivable, less allowances of
   $3,897 .......................................         21,585            2,297           4,088           (2,297)          25,673
  Refundable and deferred income taxes ..........          9,791               --              46               --            9,837
  Inventories ...................................         12,734            3,139           2,896               --           18,769
  Prepaid expenses and other current assets .....          2,064               --             120               --            2,184
                                                    ------------     ------------    ------------     ------------     ------------
      Total current assets ......................         57,679            6,574          10,431           (2,297)          72,387
                                                    ------------     ------------    ------------     ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET ..............         25,567              775             316               --           26,658
                                                    ------------     ------------    ------------     ------------     ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
     product rights, net ........................          1,397          244,390              --               --          245,787
  Debt issuance costs, net ......................          7,126               --              --               --            7,126
  Investment in subsidiaries ....................         66,783               --              --          (66,783)              --
  Other .........................................          3,590               --              15               --            3,605
                                                    ------------     ------------    ------------     ------------     ------------
      Total other noncurrent assets .............         78,896          244,390              15          (66,783)         256,518
                                                    ------------     ------------    ------------     ------------     ------------
      TOTAL ASSETS ..............................   $    162,142     $    251,739    $     10,762     $    (69,080)    $    355,563
                                                    ============     ============    ============     ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt ..........   $      7,250     $         --    $         --     $         --     $      7,250
  Accounts payable ..............................         10,957               --           1,252               --           12,209
  Payable to bank ...............................            452               --              --               --              452
  Accrued liabilities ...........................         21,986              326           1,089           (2,297)          21,104
                                                    ------------     ------------    ------------     ------------     ------------
      Total current liabilities .................         40,645              326           2,341           (2,297)          41,015
                                                    ------------     ------------    ------------     ------------     ------------

LONG-TERM DEBT, less current maturities .........        217,458               --              --               --          217,458
                                                    ------------     ------------    ------------     ------------     ------------

DEFERRED INCOME TAXES ...........................         (1,065)          21,809              --               --           20,744
                                                    ------------     ------------    ------------     ------------     ------------

OTHER NONCURRENT LIABILITIES ....................          1,602               --              --               --            1,602
                                                    ------------     ------------    ------------     ------------     ------------

INTERCOMPANY ACCOUNTS ...........................       (171,242)         170,698             544               --               --
                                                    ------------     ------------    ------------     ------------     ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
     authorized 1,000, none issued ..............             --               --              --               --
  Common shares, without par value,
     authorized 50,000, issued 19,177 ...........         79,313           63,067           7,647          (70,714)          79,313
  Retained earnings (deficit) ...................         (1,097)          (4,161)          1,501            2,660           (1,097)
                                                    ------------     ------------    ------------     ------------     ------------
      Total .....................................         78,216           58,906           9,148          (68,054)          78,216
  Unamortized value of restricted common
     shares issued ..............................         (1,713)              --              --               --           (1,713)
  Cumulative other comprehensive income:
      Foreign currency translation adjustment ...         (1,759)              --          (1,271)           1,271           (1,759)
                                                    ------------     ------------    ------------     ------------     ------------
      Total shareholders' equity ................         74,744           58,906           7,877          (66,783)          74,744
                                                    ------------     ------------    ------------     ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.   $    162,142     $    251,739    $     10,762     $    (69,080)    $    355,563
                                                    ============     ============    ============     ============     ============

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2003
                    -----------------------------------------
                          (Unaudited and in thousands)





                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
TOTAL REVENUES .................................    $    135,909     $     53,512    $     14,225     $    (22,406)    $    181,240
                                                    ------------     ------------    ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of sales ................................          37,413            8,113           5,873               --           51,399
  Advertising and promotion ....................          41,218            8,333           4,458               --           54,009
  Selling, general and administrative...........          28,510              208           1,727               --           30,445
  Equity in subsidiary income ..................         (22,542)              --              --           22,542               --
                                                    ------------     ------------    ------------     ------------     ------------
      Total costs and expenses .................          84,599           16,654          12,058           22,542          135,853
                                                    ------------     ------------    ------------     ------------     ------------

INCOME FROM OPERATIONS .........................          51,310           36,858           2,167          (44,948)          45,387
                                                    ------------     ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense .............................         (15,431)              --              --               --          (15,431)
  Investment and other income, net .............              69                3              47               --              119
  Royalties ....................................         (20,567)          (1,561)           (278)          22,406               --
  Corporate allocations ........................           2,951           (2,870)            (81)              --               --
                                                    ------------     ------------    ------------     ------------     ------------
      Total other income (expense) .............         (32,978)          (4,428)           (312)          22,406          (15,312)
                                                    ------------     ------------    ------------     ------------     ------------

INCOME BEFORE INCOME TAXES .....................          18,332           32,430           1,855          (22,542)          30,075


(BENEFIT) PROVISION FOR INCOME
  TAXES ........................................            (615)          11,301             442               --           11,128
                                                    ------------     ------------    ------------     ------------     ------------

NET INCOME .....................................    $     18,947     $     21,129    $      1,413     $    (22,542)    $     18,947
                                                    ============     ============    ============     ============     ============

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                       CONSOLIDATING STATEMENTS OF INCOME
                       ----------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                    -----------------------------------------
                          (Unaudited and in thousands)




                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
TOTAL REVENUES .................................    $    140,947     $     26,719    $     12,022     $     (8,198)    $    171,490
                                                    ------------     ------------    ------------     ------------     ------------

COSTS AND EXPENSES:
  Cost of sales ................................          38,893            5,193           4,587               --           48,673
  Advertising and promotion ....................          44,881            7,315           3,080               --           55,276
  Selling, general and administrative ..........          27,051              127           1,824               --           29,002
  Equity in subsidiary income ..................            (838)              --              --              838               --
                                                    ------------     ------------    ------------     ------------     ------------
      Total costs and expenses .................         109,987           12,635           9,491              838          132,951
                                                    ------------     ------------    ------------     ------------     ------------

INCOME FROM OPERATIONS .........................          30,960           14,084           2,531           (9,036)          38,539
                                                    ------------     ------------    ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense .............................         (15,518)              --              --               --          (15,518)
  Investment and other income, net .............             143               66              34               --              243
  Royalties ....................................          (6,984)            (973)           (241)           8,198               --
  Insurance premiums ...........................            (500)              --             500               --               --
  Corporate allocations ........................           1,862           (1,784)            (78)              --               --
                                                    ------------     ------------    ------------     ------------     ------------
      Total other income (expense) .............         (20,997)          (2,691)            215            8,198          (15,275)
                                                    ------------     ------------    ------------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE ...............           9,963           11,393           2,746             (838)          23,264

PROVISION FOR INCOME TAXES .....................           4,416            3,999             425               --            8,840
                                                    ------------     ------------    ------------     ------------     ------------

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE..........................           5,547            7,394           2,321             (838)          14,424


CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  INCOME TAX BENEFIT ...........................              --           (8,877)             --               --           (8,877)
                                                    ------------     ------------    ------------     ------------     ------------

NET INCOME (LOSS) ..............................    $      5,547     $     (1,483)   $      2,321     $       (838)    $      5,547
                                                    ============     ============    ============     ============     ============

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2003
                    -----------------------------------------
                          (Unaudited and in thousands)




                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income ...................................    $     18,947     $     21,129    $      1,413     $    (22,542)    $     18,947
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ..............           4,451               --             114               --            4,565
    Deferred income tax provision ..............             516            5,401             (10)              --            5,907
    Other, net .................................            (101)              --               7               --              (94)
    Equity in subsidiary income ................         (22,542)              --              --           22,542               --
    Changes in operating assets and liabilities:
     Accounts receivable .......................          (3,293)         (15,821)            426           15,821           (2,867)
     Refundable income taxes ...................              40               --              --               --               40
     Inventories ...............................          (1,321)             809            (497)              --           (1,009)
     Prepaid expenses and other current assets .            (860)              --            (104)              --             (964)
     Accounts payable and accrued liabilities ..          13,611            1,235             197          (15,821)            (778)
                                                    ------------     ------------    ------------     ------------     ------------
     Net cash provided by operating activities .           9,448           12,753           1,546               --           23,747
                                                    ------------     ------------    ------------     ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...          (3,800)              --            (133)              --           (3,933)
  Purchases of patents, trademarks and other
    products rights ............................              --             (373)             --               --             (373)
  Change in other assets, net ..................             143               --             (35)              --              108
                                                    ------------     ------------    ------------     ------------     ------------
       Net cash used in investing activities ...          (3,657)            (373)           (168)              --           (4,198)
                                                    ------------     ------------    ------------     ------------     ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt ..................         (10,000)              --              --               --          (10,000)
  Proceeds from exercise of stock options ......           1,533               --              --               --            1,533
  Repurchase of common shares ..................          (5,351)              --              --               --           (5,351)
  Change in payable to bank ....................             (27)              --              --               --              (27)
  Deferred debt issuance costs .................             (25)              --              --               --              (25)
  Changes in intercompany accounts .............           7,291          (10,027)          2,736               --               --
  Dividends paid ...............................           3,000           (3,000)             --               --               --
                                                    ------------     ------------    ------------     ------------     ------------
       Net cash (used in) provided by financing
       activities ..............................          (3,579)         (13,027)          2,736               --          (13,870)
                                                    ------------     ------------    ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS ....................              --               --             118               --              118
                                                    ------------     ------------    ------------     ------------     ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...........           2,212             (647)          4,232               --            5,797
  At beginning of period .......................          11,505            1,138           3,281               --           15,924
                                                    ------------     ------------    ------------     ------------     ------------
  At end of period .............................    $     13,717     $        491    $      7,513     $         --     $     21,721
                                                    ============     ============    ============     ============     ============

                                                                         Note 19
                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2002
                    -----------------------------------------
                          (Unaudited and in thousands)



                                                                      GUARANTOR     NON-GUARANTOR
                                                                      SUBSIDIARY      SUBSIDIARY
                                                      CHATTEM         COMPANIES       COMPANIES       ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------    ------------     ------------     ------------
OPERATING ACTIVITIES:
  Net income (loss) ............................    $      5,547     $     (1,483)   $      2,321     $       (838)    $      5,547
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization ..............           3,873               --              96               --            3,969
    Deferred income tax provision ..............           9,773           (5,440)             --               --            4,333
    Provision for income taxes .................          (3,999)           3,999              --               --               --
    Cumulative effect of change in accounting
      principle, net ...........................              --            8,877              --               --            8,877
    Stock option charge ........................             175               --              --               --              175
    Other, net .................................             (75)              --              --               --              (75)
    Equity in subsidiary income ................            (838)              --              --              838               --
    Changes in operating assets and liabilities,
      net of product acquisition:
       Accounts receivable .....................          (6,720)              --          (1,570)              --           (8,290)
       Refundable income taxes .................           1,031               --              --               --            1,031
       Inventories .............................           2,862           (2,368)           (738)              --             (244)
       Prepaid expenses and other current assets            (326)              --             (28)              --             (354)
       Accounts payable and accrued liabilities.          21,451               --            (414)              --           21,037
                                                    ------------     ------------    ------------     ------------     ------------
       Net cash provided by (used in) operating
       activities ..............................          32,754            3,585            (333)              --           36,006
                                                    ------------     ------------    ------------     ------------     ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...          (2,600)              --             (22)              --           (2,622)
  Purchases of patents, trademarks and other
    products rights ............................          (1,211)         (73,785)             --               --          (74,996)
  Decrease in other assets, net ................             225               --              29               --              254
                                                    ------------     ------------    ------------     ------------     ------------
       Net cash (used in) provided by
       investing activities ....................          (3,586)         (73,785)              7               --          (77,364)
                                                    ------------     ------------    ------------     ------------     ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt ..................          (8,000)              --              --               --           (8,000)
  Proceeds from long-term debt .................          45,000               --              --               --           45,000
  Proceeds from exercise of stock options ......           6,146               --              --               --            6,146
  Repurchase of common shares ..................          (1,650)              --              --               --           (1,650)
  Change in payable to bank ....................              62               --              --               --               62
  Debt issuance costs ..........................          (1,133)              --              --               --           (1,133)
  Changes in intercompany accounts .............         (65,680)          65,886            (206)              --               --
  Dividends paid ...............................           3,000           (3,000)             --               --               --
                                                    ------------     ------------    ------------     ------------     ------------
       Net cash (used in) provided by financing
       activities ..............................         (22,255)          62,886            (206)              --           40,425
                                                    ------------     ------------    ------------     ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS ......................              11               --             102               --              113
                                                    ------------     ------------    ------------     ------------     ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period ...........           6,924           (7,314)           (430)              --             (820)
  At beginning of period .......................          20,648           10,003           4,794               --           35,445
                                                    ------------     ------------    ------------     ------------     ------------
  At end of period .............................    $     27,572     $      2,689    $      4,364     $         --     $     34,625
                                                    ============     ============    ============     ============     ============

20. EARNINGS PER SHARE
    ------------------
    The following table presents the computation of per share earnings for the three and nine months ended August 31, 2003 and 2002, respectively:




                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                  AUGUST 31,                      AUGUST 31,
                                                         ----------------------------    ----------------------------
                                                             2003            2002            2003            2002
                                                         ------------    ------------    ------------    ------------
NET INCOME:
  Income before change in accounting
   principle .........................................   $      6,837    $      6,417    $     18,947    $     14,424
  Change in accounting principle .....................             --              --              --          (8,877)
                                                         ------------    ------------    ------------    ------------
     Net income ......................................   $      6,837    $      6,417    $     18,947    $      5,547
                                                         ============    ============    ============    ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding .......................         19,148          18,940          19,178          18,458
  Issued upon assumed exercise of
   outstanding stock options .........................            647             834             617             700
  Effect of issuance of restricted common
   shares ............................................            110              96             102              88
                                                         ------------    ------------    ------------    ------------
  Weighted average and potential
   dilutive outstanding ..............................         19,905          19,870          19,897          19,246
                                                         ============    ============    ============    ============
NET INCOME PER COMMON SHARE:
  Basic:
     Income before change in accounting
      principle ......................................   $        .36    $        .34    $        .99    $        .78
     Change in accounting principle ..................             --              --              --            (.48)
                                                         ------------    ------------    ------------    ------------
        Total basic ..................................   $        .36    $        .34    $        .99    $        .30
                                                         ============    ============    ============    ============
  Diluted:
     Income before change in accounting
      principle ......................................   $        .34    $        .32    $        .95    $        .75
     Change in accounting principle ..................             --              --              --            (.46)
                                                         ------------    ------------    ------------    ------------
        Total diluted ................................   $        .34    $        .32    $        .95    $        .29
                                                         ============    ============    ============    ============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. All of the applicable amounts herein for the three and nine months ended August 31, 2003 and 2002 reflect the two-for-one split of our common stock on November 29, 2002. All monetary and share amounts are expressed in thousands unless contrarily evident. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

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

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

We will seek sales increases through a combination of acquisitions and internal growth while seeking to maintain high operating income levels. As previously high-growth brands mature, sales increases will become even more dependent on acquisitions and development of successful line extensions. During the first quarter of fiscal 2003, we introduced GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. In the third quarter of 2003, we began shipping GOLD BOND Ultimate Healing Skin Therapy Lotion and ICY HOT Back Patch. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability due to acquisitions and line extensions.

We have grown by actively acquiring new brands and expanding our existing brands. Our strategy to achieve future growth is to acquire new brands, generate profitable internal growth and expand our international business. On March 28, 2002, we acquired SELSUN BLUE from Abbott Laboratories for $75,000 plus inventories of $1,380 and assumed liabilities of $1,178. We financed the acquisition with a $45,000 term loan under our senior secured credit facility (the "Credit Facility") and $31,380 of cash. We acquired worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE plus related intellectual property and certain manufacturing equipment.

Abbott Laboratories, or manufacturers under contract to Abbott Laboratories, manufactured the product for us domestically until June 2003, and internationally will manufacture the product for us, except in North America, until March 2004, or such earlier date as we enter into our own agreements with contract manufacturers. All of our domestic SELSUN BLUE product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott Laboratories ten percent over standard manufacturing costs until we assume manufacturing or enter into third party agreements. Abbott Laboratories is also marketing, selling and distributing SELSUN BLUE products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott Laboratories pays us an initial royalty equal to 28% of international sales of SELSUN BLUE in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott Laboratories pays all costs and expenses related to the manufacture, marketing and sales of SELSUN BLUE in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates, and we record these international sales directly, as well as the costs and expenses associated with these sales. We have completed the transition for certain key markets and expect to complete the transition for all other relevant foreign countries by March 2004.

In fiscal 2002, our international revenues were $21,042, or 9.4% of total revenues. In 2001, SELSUN BLUE was sold in approximately 90 countries, with aggregate international sales of $20,100, or approximately 50% of SELSUN BLUE'S total net sales. We are focusing our efforts on expanding SELSUN BLUE'S international presence in existing key markets, such as Canada, Mexico, Brazil, the United Kingdom ("U.K.") and Australia. As we initially focus on existing key markets, we are discontinuing the sale of SELSUN BLUE in certain smaller markets and will thus experience what we believe will be a short term decrease in international sales of SELSUN BLUE. We also intend to leverage SELSUN BLUE'S international marketing and distribution network to launch other brands in countries where they are not currently being sold. The timing of such launches will be dependent on the local distributors' resources as well as any regulatory requirements.

In connection with our acquisition of SELSUN BLUE on March 28, 2002, we obtained a $60,000 Credit Facility from a syndicate of commercial banks led by Bank of America, N.A., as agent. The Credit Facility included a $15,000 revolving credit facility and a $45,000 term loan. The Credit Facility together with our available cash was used to finance the acquisition of SELSUN BLUE. As of August 31, 2003, we owed $10,000 under the Credit Facility.

In March 2003, we acquired the FISODERM, FISOHEX and FISOAC product line in Brazil and nearly all of the worldwide trademarks for PHISODERM, PHISOHEX and other related trademarks from GlaxoSmithKline for an immaterial amount. This purchase excludes trademarks in Taiwan, Australia, Papua/New Guinea and New Zealand. In 2002, sales of the Brazilian product line were approximately $200. These acquisitions, together with the PHISODERM trademark rights previously acquired in 1994 for the United States, Canada and Puerto Rico, provide us with the capability to expand our PHISODERM business in numerous markets internationally.

Although we entered into a preliminary agreement to amend the Credit Facility on May 23, 2003 to increase the revolving line of credit from $15,000 to $50,000 and modify certain other terms and conditions, we did not complete this amendment. On August 22, 2003, the Credit Facility was amended to revise the restrictions on the amount of capital expenditures allowed and the dollar amount of our common stock we can purchase, redeem, acquire or retire.

We purchase raw materials and packaging materials from a number of third party suppliers, primarily on a purchase order basis. Except for pamabrom and pyrilamine maleate, active ingredients used in our PAMPRIN and PREMSYN PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. PAMPRIN AND PREMSYN PMS products net sales in fiscal 2002 represented 5.5% of our consolidated total revenues in that year. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

During the nine months ended August 31, 2003, we repurchased and returned to unissued 360 shares of our common stock for $5,351 in accordance with our previously announced stock buyback program. In January 2003, our board of directors increased the total authorization to repurchase stock under our stock buyback program to $10,000. The remaining availability under the board authorization is $4,649 at August 31, 2003.

EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. The most directly comparable GAAP financial measure is income before change in accounting principle. EBITDA is used to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our existing Credit Facility.

The income before change in accounting principle margin (income before change in accounting principle/total revenues) increased in 2003 over 2002 from 10.0% and 8.4% to 11.6 % and 10.5 % for the three and nine months ended August 31, 2003, respectively. The EBITDA margin (EBITDA/total revenues) increased from 25.9% and 24.3% of total revenues in the 2002 periods to 28.8% and 26.9 % in the three and nine months ended August 31, 2003, respectively. A reconciliation of EBITDA to income before change in accounting principle is presented in the following table:

                                     For the Three Months Ended August 31,              For the Nine Months Ended August 31,
                                 ---------------------------------------------      --------------------------------------------
                                                          Dollar     Percentage                              Dollar    Percentage
                                                         Increase     Increase                              Increase    Increase
                                   2003        2002     (Decrease)   (Decrease)       2003        2002     (Decrease)  (Decrease)
                                 --------    --------    --------     --------      --------    --------    --------    --------
Income before change in
    accounting principle ....    $  6,837    $  6,417    $    420          6.5%     $ 18,947    $ 14,424    $  4,523        31.4%
Add:
  Provision for income
    taxes ...................       4,016       3,933          83          2.1%       11,128       8,840       2,288        25.9%
  Interest expense, net .....       5,025       5,295        (270)        (5.1%)      15,312      15,275          37          .2%
  Depreciation and
    amortization less amounts
    included in interest ....       1,153       1,046         107         10.2%        3,305       3,075         230         7.5%
                                 --------    --------    --------                   --------    --------    --------
EBITDA ......................    $ 17,031    $ 16,691    $    340          2.0%     $ 48,692    $ 41,614    $  7,078        17.0%
                                 ========    ========    ========                   ========    ========    ========

Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we developed alternative formulations for DEXATRIM Natural and DEXATRIM Results to exclude ephedrine. On September 20, 2002, we discontinued the manufacturing and shipment of DEXATRIM Natural and DEXATRIM Results containing ephedrine. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine has resulted in returns of these products from retailers for which we provided a $750 allowance in the first quarter of fiscal 2003. At this time, we believe the $750 allowance recorded in the first quarter is adequate to cover any returns of DEXATRIM product containing ephedrine that might be received. The unused portion of this allowance at August 31, 2003 was $235.

As previously reported, Kemper Indemnity Insurance Company ("Kemper") has filed a lawsuit against us in federal court in Chattanooga, Tennessee seeking to rescind a $50,000 policy of excess insurance coverage for product liability claims, including those relating to the existence of phenylpropanolamine ("PPA") in DEXATRIM (the "Kemper Policy"). Coverage under the Kemper Policy is in excess of $23,500 of product liability insurance coverage that is available to us from two other insurance companies. In addition, we have $25,000 of insurance coverage from a fourth insurance company that is in excess of the Kemper Policy. In the lawsuit, Kemper is seeking to rescind the Kemper Policy based on allegations that we failed to disclose material information regarding the Yale Study (a study initiated in 1994 by the Consumer Healthcare Products Association (formerly the Nonprescription Drug Manufacturers Association) in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA) during the submission process to renew the Kemper Policy for coverage for the December 21, 1999 to May 31, 2001 policy period. In the alternative, Kemper is seeking a declaratory judgment on certain policy interpretation issues that if granted would bar or limit coverage for PPA-related claims under the Kemper Policy.

We believe that the claims made by Kemper in its lawsuit are without merit. We have filed an answer denying that Kemper is entitled to any of the relief sought and asserting counterclaims against Kemper and affiliated parties including Berkshire Hathaway Inc. alleging, among other things, a civil conspiracy to deny coverage, tortious interference with our insurance contract with Kemper, bad faith, violation of Tennessee's consumer protection law and fraud.

If the Kemper Policy is rescinded or its coverage limited, then we would have significantly less insurance coverage with which to satisfy claims arising in the DEXATRIM with PPA cases, which in turn would substantially increase the likelihood that we would have to satisfy these claims from our assets. There can be no assurances that we would have sufficient resources to satisfy these claims.

RESULTS OF OPERATIONS
---------------------

The following table sets forth, for income before change in accounting principle and for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                 ENDED AUGUST 31,              ENDED AUGUST 31,
                                             -----------------------       -----------------------
                                               2003           2002           2003           2002
                                             --------       --------       --------       --------
TOTAL REVENUES ......................           100.0%         100.0%         100.0%         100.0%
                                             --------       --------       --------       --------

COSTS AND EXPENSES:
  Cost of sales .....................            27.0           27.2           28.4           28.4
  Advertising and promotion .........            28.9           33.1           29.8           32.2
  Selling, general and administrative            17.3           15.4           16.8           16.9
                                             --------       --------       --------       --------
    Total costs and expenses ........            73.2           75.7           75.0           77.5
                                             --------       --------       --------       --------

INCOME FROM OPERATIONS ..............            26.8           24.3           25.0           22.5
                                             --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  Interest expense ..................            (8.5)          (8.3)          (8.5)          (9.0)
  Investment and other income, net ..              .1             .1             .1             .1
                                             --------       --------       --------       --------
     Total other income (expense) ...            (8.4)          (8.2)          (8.4)          (8.9)
                                             --------       --------       --------       --------

INCOME BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE ....            18.4           16.1           16.6           13.6

PROVISION FOR INCOME TAXES ..........             6.8            6.1            6.1            5.2
                                             --------       --------       --------       --------

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE ..............            11.6%          10.0%          10.5%           8.4%
                                             ========       ========       ========       ========

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the August 31, 2003 financial statements:

        Allowance For Doubtful Accounts
        -------------------------------

As of August 31, 2003, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer, as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. As noted above, many factors can impact this estimate. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer or weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies. There have been no material changes in our estimate during the quarter ended August 31, 2003.

        Product Return Allowances
        -------------------------

Revenue is recognized when our products are shipped to our customers. It is our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons. Examples include products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded, we accrue an estimated amount for product returns based upon our historical experience and any known specific events that affect the accrual. We charge the allowance account resulting from this accrual with any authorized product returns upon receipt of the product or deduction from remittance by the customer.

In accordance with industry practice, we allow our customers to return unsold sun care products at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $100. There have been no material changes in this allowance during the quarter ended August 31, 2003.

        Promotional Accrual
        -------------------

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles produced by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2002.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
---------------------------------------------------------

To facilitate discussion of our operating results for the three months ended August 31, 2003 and 2002, respectively, we have included the following income statement data table:

                                                          For the Three Months Ended August 31,
                                               -----------------------------------------------------------
                                                                                Dollar           Percentage
                                                                               Increase           Increase
                                                 2003            2002         (Decrease)         (Decrease)
                                               --------        --------        --------           --------
Total revenues ........................        $ 59,182        $ 64,404        $ (5,222)            (8.1%)
Domestic sales ........................          53,736          57,444          (3,708)            (6.5%)
International sales ...................           5,446           6,960          (1,514)           (21.8%)
Cost of sales .........................          15,995          17,526          (1,531)            (8.7%)
Advertising and promotion .............          17,075          21,307          (4,232)           (19.9%)
Selling, general and administrative ...          10,234           9,926             308              3.1%
Interest expense ......................           5,057           5,374            (317)            (5.9%)
Investment and other income, net ......              32              79             (47)           (59.5%)
Net income ............................           6,837           6,417             420              6.5%

For the third quarter of fiscal 2003, total revenues, comprised of domestic and international sales, decreased $5,222 or 8.1% compared to the same quarter in fiscal 2002.

DOMESTIC SALES
--------------

Domestic sales for the third quarter of fiscal 2003 decreased $3,708 or 6.5% as compared to the same quarter in fiscal 2002. A comparison of domestic sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                          For the Three Months Ended August 31,
                                               -----------------------------------------------------------
                                                                                Dollar         Percentage
                                                                               Increase         Increase
                                                 2003            2002         (Decrease)       (Decrease)
                                               --------        --------        --------         --------
Topical analgesics ....................        $ 14,540        $ 16,224        $ (1,684)           (10.4%)
Medicated skin care products ..........          16,926          16,584             342              2.1%
Dietary supplements ...................           9,664           9,943            (279)            (2.8%)
Medicated dandruff shampoos ...........           6,116           5,429             687             12.7%
Other OTC products ....................           6,490           9,264          (2,774)           (29.9%)
                                               --------        --------        --------
  Total ...............................        $ 53,736        $ 57,444        $ (3,708)            (6.5%)
                                               ========        ========        ========

Increases in the domestic sales of medicated dandruff shampoos and medicated skin care products were more than offset by decreases in other product categories. Domestic net sales of SELSUN BLUE medicated dandruff shampoo were up 12.7% in the third quarter of fiscal 2003 as compared to the same period in fiscal 2002. Net sales growth in the medicated skin care products category was led by a 18.3% increase in the GOLD BOND franchise. GOLD BOND sales growth came primarily in the lotion and foot care lines as well as from product introductions in the first quarter related to GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. This was partially offset by a 31.7% decrease in PHISODERM net sales compared to a year-ago period when the brand was relaunched and the PHISODERM Clear Confidence Acne Body Wash, PHISODERM Clear Confidence Acne Facial Mask and PHISODERM Clear Confidence Acne Clear Swab products were initially shipped to retailers.

Sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME, CAPZASIN, and ARTHRITIS HOT) as the entire category declined and competition from outside the category increased. Net sales for the dietary supplement category declined primarily due to a 18.1% drop in DEXATRIM sales from the comparable period last year. The decline in net sales of DEXATRIM was partially offset by increased sales of GARLIQUE and NEW PHASE. The decrease in net sales of other OTC products was due primarily to PAMPRIN and PREMSYN PMS, which suffered sales declines due to intense competition.

INTERNATIONAL SALES
-------------------

For the third quarter of fiscal 2003, international sales, including royalties from the sales of SELSUN BLUE, decreased $1,514 or 21.8% as compared to the third quarter of fiscal 2002. Our Canadian subsidiary experienced a 9.4 % sales decrease largely as a result of soft GOLD BOND sales in Canada. Sales at our U.K. subsidiary decreased 46.4% primarily due to weak economic conditions in the U.K. and decreased sales to distributors in Central Europe. Other international sales increased 19.8% almost entirely as a result of the acquisition of SELSUN BLUE in the second quarter of fiscal 2002.

With the exception of NEW PHASE, sales variances for domestic and international operations were principally the result of unit sales volumes. NEW PHASE sales increased partially due to a unit sales price increase.

COST OF SALES
-------------

Cost of sales as a percentage of total revenues was 27.0% for the third quarter of fiscal 2003 as compared to 27.2% for the same quarter in fiscal 2002. The reduction is primarily the result of reductions in cost of production associated with moving the domestic production of SELSUN BLUE to our facility in Chattanooga.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion expenses decreased $4,232 or 19.9% as compared to the same quarter of fiscal 2002 and were 28.9% of total revenues for the three months ended August 31, 2003 compared to 33.1% for the comparable period of fiscal 2002. Increases in advertising and promotion expenditures in the current period were recorded for ICY HOT, FLEXALL, the recently introduced GOLD BOND products and NEW PHASE. Decreases in advertising and promotion expenditures were recognized for the balance of the topical analgesic brands, PHISODERM, DEXATRIM, MUDD, PAMPRIN, BULLFROG, HERPECIN and the other GOLD BOND products.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses increased $308 or 3.1% as compared to the same quarter of fiscal 2002. Selling, general and administrative expenses were 17.3% and 15.4% of total revenues for the third quarter of 2003 and 2002, respectively. The increase in selling, general and administrative expenses was largely a result of international severance costs and legal expense related to the Kemper litigation.

INTEREST EXPENSE
----------------

Interest expense decreased $317 or 5.9% as compared to the same quarter of fiscal 2002. The decrease was largely the result of lower outstanding balances under our Credit Facility borrowed to partially fund the acquisition of the SELSUN BLUE product line in March 2002. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

INVESTMENT AND OTHER INCOME
---------------------------

Investment and other income decreased $47 or 59.5% as compared to the same quarter of fiscal 2002 primarily due to a decline in interest income. The use of cash and cash equivalents to make principal payments on the Credit Facility and lower interest rates on short-term investments contributed to the decrease in interest income.

NET INCOME
----------

Net income increased $420 or 6.5% as compared to the same quarter of fiscal 2002. This increase primarily resulted from lower costs and expenses as a percentage of revenues partially offset by decreased revenues.


COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2003 AND 2002
--------------------------------------------------------

To facilitate discussion of our operating results for the nine months ended August 31, 2003 and 2002, respectively, we have included the following income statement data table:

                                                                    For the Nine Months Ended August 31,
                                                         --------------------------------------------------------
                                                                                          Dollar        Percentage
                                                                                         Increase        Increase
                                                           2003            2002         (Decrease)      (Decrease)
                                                         --------        --------        --------        --------
Total revenues ..................................        $181,240        $171,490        $  9,750             5.7%
Domestic sales ..................................         162,597         156,273           6,324             4.0%
International sales .............................          18,643          15,217           3,426            22.5%
Cost of sales ...................................          51,399          48,673           2,726             5.6%
Advertising and promotion .......................          54,009          55,276          (1,267)           (2.3%)
Selling, general and administrative .............          30,445          29,002           1,443             5.0%
Interest expense ................................          15,431          15,518             (87)           (0.6%)
Investment and other income, net ................             119             243            (124)          (51.0%)
Income before change in accounting principle ....          18,947          14,424           4,523            31.4%
Net income ......................................          18,947           5,547          13,400           241.6%

For the nine months ended August 31, 2003, total revenues, comprised of domestic and international sales, increased $9,750 or 5.7% compared to the same period in fiscal 2002.

DOMESTIC SALES
--------------

Domestic sales for the nine months ended August 31, 2003 increased $6,324 or 4.0% as compared to the same period in fiscal 2002. A comparison of domestic sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                         For the Nine Months Ended August 31,
                                               --------------------------------------------------------
                                                                                Dollar        Percentage
                                                                               Increase        Increase
                                                 2003            2002         (Decrease)      (Decrease)
                                               --------        --------        --------        --------
Topical analgesics ....................        $ 42,738        $ 46,632        $ (3,894)           (8.4%)
Medicated skin care products ..........          44,988          40,526           4,462            11.0%
Dietary supplements ...................          30,232          31,861          (1,629)           (5.1%)
Medicated dandruff shampoos ...........          20,928           9,251          11,677           126.2%
Other OTC products ....................          23,711          28,003          (4,292)          (15.3%)
                                               --------        --------        --------
  Total ...............................        $162,597        $156,273        $  6,324             4.0%
                                               ========        ========        ========

For domestic consumer products in the 2003 period, sales increases were recognized for our medicated dandruff shampoo and medicated skin care categories. SELSUN BLUE medicated dandruff shampoo (acquired in March 2002) achieved a 126.2% domestic net sales increase in the first nine months of fiscal 2003 as compared to the same period of fiscal 2002. If sales under Abbott Laboratories for the first quarter and the period March 1, 2002 to March 28, 2002 had been included, the sales increase would have been 20.7% compared to the same period in fiscal 2002. The sales increase for the medicated skin care category was due in part to a 16.3% increase in net sales of the GOLD BOND product line in the current nine month period over the same period last year, led by the introduction of GOLD BOND Antifungal Foot Swabs, GOLD BOND First Aid Quick Spray and GOLD BOND First Aid Wipes. PHISODERM net sales decreased 3.1% over the corresponding year-ago period largely as a result of the introduction in fiscal 2002 of PHISODERM Clear Confidence Acne Body Wash, PHISODERM Clear Confidence Acne Facial Masque and PHISODERM Clear Confidence Acne Clear Swab.

Sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME, CAPZASIN and ARTHRITIS HOT). The sales decline for our topical analgesics reflects the strong sales in this category in the prior year period as a result of the introduction of the ICY HOT Patch and increased competition in the current period. The sales decrease in the dietary supplement category was due to a decrease in DEXATRIM sales. DEXATRIM sales declined as a result of negative publicity surrounding the diet pill category and the introduction of a product line extension, DEXATRIM Results, in the comparable period last year. This was offset by strong sales of GARLIQUE whose net sales rose 22.5% in the year-to-year comparison. Sales of the other SUNSOURCE brands declined in the year-to-year comparison with the exception of NEW PHASE, which registered a 148.3% sales gain. The sales decrease in the other OTC products category was due primarily to the results of PAMPRIN and PREMSYN PMS, which suffered sales declines due to intense competition.

INTERNATIONAL SALES
-------------------

For the nine months ended August 31, 2003, international sales, including royalties from the sales of SELSUN BLUE, increased $3,426 or 22.5% as compared to the same period in fiscal 2002. Our Canadian subsidiary produced a 24.6% sales increase largely as a result of the acquisition of SELSUN BLUE in March 2002 and the continuing growth of GOLD BOND Medicated Lotion and PHISODERM sales in Canada. Our U.K. subsidiary showed a 13.7% sales increase primarily due to our acquisition of SELSUN BLUE and sales of our OTC products in Eastern Europe and elsewhere. Other international sales increased 38.3% almost entirely as a result of the acquisition of SELSUN BLUE in the second quarter of fiscal 2002.

With the exception of NEW PHASE, sales variances for domestic and international operations were principally the result of unit sales volumes. NEW PHASE sales increased partially due to a unit sales price increase.

COST OF SALES
-------------

Cost of sales as a percentage of total revenues was 28.4% for the nine months ended August 31, 2003 and 2002, respectively. A $750 charge for the estimated cost of returns of DEXATRIM containing ephedrine was included in cost of sales for the nine months ended August 31, 2003.

ADVERTISING AND PROMOTION
-------------------------

Advertising and promotion expenses decreased $1,267 or 2.3% as compared to the same nine month period of fiscal 2002 and were 29.8% of total revenues compared to 32.2% for the comparable period of fiscal 2002. Increases in advertising and promotion expenditures in the first nine months of 2003 were recorded for SELSUN BLUE, ICY HOT, FLEXALL, the recently introduced GOLD BOND products, BULLFROG, and NEW PHASE. Decreases in advertising and promotion expenditures were recognized for the balance of the topical analgesic brands, PHISODERM, DEXATRIM, MUDD, PAMPRIN, the other GOLD BOND products and GARLIQUE.

SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

Selling, general and administrative expenses increased $1,443 or 5.0% as compared to the same period of fiscal 2002. Selling, general and administrative expenses were 16.8% and 16.9% of total revenues for the nine months ended August 31, 2003 and 2002, respectively. The increase was largely a result of increased compensation costs of $668 related to a restricted stock grant, as well as, international severance costs, legal fees related to the Kemper litigation, increased selling expenses due to increased sales and increases in administrative costs.

INTEREST EXPENSE
----------------

Interest expense decreased $87 or 0.6% as compared to the same period in fiscal 2002. The decrease was the result of lower outstanding principal balances on our Credit Facility as compared to the same period in 2002. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

INVESTMENT AND OTHER INCOME
---------------------------

Investment and other income decreased $124 or 51.0% as compared to the same period of fiscal 2002 primarily due to a decline in interest income. The use of cash and cash equivalents to make principal payments on the Credit Facility and lower interest rates on short-term investments contributed to the decrease in interest income.

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE
--------------------------------------------

Income before change in accounting principle increased $4,523 or 31.4% as compared to the same period of fiscal 2002. This increase primarily resulted from increased revenues and lower costs and expenses as a percentage of revenues.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
---------------------------------------------------

In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires us to perform certain fair value based tests of the carrying value of our indefinite lived intangible assets annually and to discontinue amortization of our indefinite lived intangible assets. Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of these assets as of December 1, 2001 and recorded a write-down of $8,877, net of income tax benefit of $5,440, as a cumulative effect of change in accounting principle and discontinued the amortization of our indefinite lived intangible assets. The write-down was primarily related to our SUNSOURCE product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $23,747 and $36,006 was provided by operations for the nine months ended August 31, 2003 and 2002, respectively. The decrease in cash flows from operations over the prior year period was primarily the result of a decrease in accounts payable and accrued liabilities, partially offset by an increase in net income.

Investing activities used cash of $4,198 and $77,364 in the nine months ended August 31, 2003 and 2002, respectively. The decrease in usage of cash in the current period was primarily due to the absence of a significant product line acquisition, such as the purchase of SELSUN BLUE in the comparable period of last year.

Financing activities used cash of $13,870 in the first nine months of fiscal 2003, but provided cash of $40,425 in the same period of the prior year. The decrease in cash provided in the current period was largely the result of the absence of additional borrowings required to partially finance a significant acquisition, such as SELSUN BLUE, which was acquired in the comparable period of last year, an increase in cost of repurchases of our common shares and a decrease in proceeds from the exercise of our stock options.

Total debt outstanding was $214,684 at August 31, 2003 compared to $224,708 at November 30, 2002. We have repaid $10,000 of long-term debt during the nine months ended August 31, 2003.

As of October 1, 2003 we are named as a defendant in approximately 300 lawsuits involving claims by approximately 630 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which until November 2000 was the active ingredient in certain of our DEXATRIM products. See
Note 15 of Notes to Consolidated Financial Statements for a discussion of these lawsuits.

As of August 31, 2003, the remaining amount authorized by our board of directors under our stock buyback program was $4,649; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our senior subordinated notes were issued and under the terms of our current Credit Facility. Also, on December 21, 1998, we filed a shelf registration statement with the Securities and Exchange Commission for $250,000 of debt and equity securities of which $75,000 was utilized in the sale of the 8.875% notes in May 1999.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolver portion of our Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions that we make in the future will require us to obtain additional financing.

FOREIGN OPERATIONS
------------------

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom subsidiaries. The currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation." For the nine months ended August 31, 2003 and 2002, these subsidiaries accounted for 8% and 7% of total revenues, respectively, and 3% of total assets for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the United Kingdom or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our two foreign subsidiaries. Following our acquisition of SELSUN BLUE, which was sold in approximately 90 foreign countries and had $20,100 of international sales in 2001, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the first nine months of fiscal 2003, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars, and Abbott Laboratories has continued to supply the international product and bill us in U.S. dollars.

Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains (losses) of $52 and ($5) for the three months ended and $227 and ($58) for the nine months ended August 31, 2003 and 2002, respectively, resulted from foreign currency transactions and are included in selling, general and administration expenses in the Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at August 31, 2003, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45, except as disclosed in Note 19 of Notes to the Consolidated Financial Statements. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending December 31, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, " Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our financial position, results of operations or cash flows.

In July 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-11, "Reporting Gains and Losses on Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes" ("EITF 03-11"). EITF 03-11 addresses when gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. The adoption of EITF 03-11 did not have an impact on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to existing and possible additional future product liability claims relating to the prior existence of PPA in DEXATRIM; the availability of our $50 million excess product liability coverage to be determined in the Kemper rescission and declaratory judgment lawsuit; the lack of availability, limits of coverage and expense related to product liability insurance including the outcome of the rescission and declaration judgment action filed by Kemper; the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims, including claims relating to the prior existence of ephedrine in DEXATRIM products; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of insurance coverage; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products without PPA or ephedrine; the impact of brand acquisitions and divestitures; the impact of gains or losses resulting from product acquisitions or divestitures; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to sell and market SELSUN BLUE internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
----------------------------------------------------------------------

We are exposed to market risks from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through our regular operating and financing activities.

Our exposure to interest rate risks currently consists of our 8.875% senior subordinated notes and our Credit Facility. The aggregate balance outstanding under the 8.875% senior subordinated notes as of August 31, 2003 was $204,684. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. Loans under our Credit Facility bear interest at a rate equal to the higher of LIBOR or the federal funds rate plus .05% plus percentages ranging from .75% to 1.5% depending on our leverage. As of August 31, 2003, the variable rate on the term loan under our Credit Facility was 3.36%. The balance outstanding under our term loan was $10,000 as of August 31, 2003. The impact of a one-point rate change on the outstanding balance of our term loan on our results of operations for the third quarter of fiscal 2003 would be approximately $16, net of income tax benefit. As of August 31, 2003, no revolving credit loans or letters of credit were outstanding under our Credit Facility.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian and United Kingdom subsidiaries. Assets and liabilities of these subsidiaries are translated to United States dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Income. During 2003, pursuant to our supply agreement with Abbott Laboratories, we are billed in U.S. dollars for purchases of SELSUN BLUE for foreign markets. In many cases in the future, we will be billed in the respective foreign currency. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $920 at August 31, 2003.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 31, 2003 of this Form 10-Q (the "Evaluation Date")). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

         (b) Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls & procedures or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
         See Note 15 of Notes to Consolidated Financial Statements included in
         Part 1, Item 1 of this Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

ITEM 5.  OTHER INFORMATION
--------------------------
         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
         (a) Exhibits:

             First Amendment to Credit Agreement, dated as of August 22, 2003, by and among Chattem, Inc., its domestic Subsidiaries, identified Lenders, and Bank of America, N.A., as Agent (Exhibit 10).

             Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (Exhibit 31).

             Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (Exhibit 32).

         (b) The following Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended August 31, 2003:

             Form 8-K, filed August 13, 2003, regarding information relating to a lawsuit filed against the Company by Kemper Indemnity Insurance Company and announcing revised financial estimates for the third quarter of fiscal 2003.

             Form 8-K, filed July 23, 2003, regarding information relating to our DEXATRIM with PPA litigation.

             Form 8-K, filed June 19, 2003, containing a copy of our press release announcing our financial results for the second quarter ended May 31, 2003.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  CHATTEM, INC.
                                                  (Registrant)


Dated:    October 9, 2003            \s\ A.  Alexander Taylor II
        --------------------         -------------------------------------------
                                     A. Alexander Taylor II
                                     President and Director
                                     (Chief Operating Officer)



Dated:    October 9, 2003            \s\ Richard D.  Moss
        --------------------         -------------------------------------------
                                     Richard D.  Moss
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------




   Exhibit Number                Description of Exhibit
   --------------                ----------------------

        10 First Amendment to Credit Agreement, dated as of August 22, 2003, by and among Chattem, Inc., its domestic Subsidiaries, identified Lenders, and Bank of America, N.A., as Agent.

        31 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934.


        32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.