Form 10-K
period 2003-11-30
CHATTEM INC
filed 2004-02-17
CIK 19520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

Commission file number 0-5905

CHATTEM, INC.

A TENNESSEE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 62-0156300

1715 WEST 38TH STREET

CHATTANOOGA, TENNESSEE 37409

TELEPHONE: 423-821-4571

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

The registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will not be contained in the definitive Proxy Statement incorporated by reference in Part III of this Form 10-K.

As of May 31, 2003, the aggregate market value of voting shares held by non-affiliates was $189,062,889. For purposes of this computation, all executive officers, directors and five percent beneficial owners of the common stock of the registrant have been deemed to be affiliates of the registrant. Such determination shall not be deemed to be an admission that such officers, directors or five percent owners are in fact affiliates of the registrant. As of February 12, 2004, 19,458,473 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement dated March 5, 2004 (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2001, November 30, 2002 and November 30, 2003 are referred to as fiscal 2001, fiscal 2002 and fiscal 2003, respectively, and our fiscal year ending on November 30, 2004 is referred to as fiscal 2004. Also in this Form 10-K, all share amounts reflect the two-for-one split of our common stock on November 29, 2002. Brand names that are italicized in this Form 10-K refer to trademarks that we own or license.

General

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Topical analgesics such as Icy Hot, Aspercreme and Flexall;

•	Medicated skin care products such as Gold Bond medicated skin care powder, cream, lotion, first aid and foot care products; and pHisoderm medicated acne treatment products and skin cleansers;

•	Selsun Blue medicated dandruff shampoos and conditioner;

•	Dietary supplements including Dexatrim, Garlique and New Phase; and

•	Other OTC and toiletry products such as Pamprin and Premsyn PMS, menstrual analgesics; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Mudd, a line of deep cleanser masques; Bullfrog, a line of sunblocks; Ultraswim, a chlorine-removing shampoo; and Sun-In, a hair lightener.

Our products target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 30% of our total revenues in fiscal 2003. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. In March 2002, we acquired the Selsun Blue line of medicated dandruff shampoos from Abbott Laboratories (“Abbott”), expanding our brand portfolio into another attractive niche category. We intend to continue to leverage our marketing, distribution, product development and manufacturing capabilities to improve on Selsun Blue’s strong existing franchise. We will continue to seek opportunities to acquire attractive brands in niche markets such as Selsun Blue. We intend to drive growth through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business.

Competitive Strengths

We believe that the following key competitive strengths are critical to our continuing success:

Diverse and broad portfolio of well-recognized branded products. We currently market a diverse and broad portfolio of 23 brands in a variety of different product categories, including topical analgesics, medicated dandruff shampoos, skin care products, toiletries and dietary supplements. Our products are marketed under well-recognized brand names, such as our portfolio of topical analgesic brands lcy Hot, Aspercreme, Flexall,

Sportscreme, Capzasin and Arthritis Hot, as well as Gold Bond, Selsun Blue, pHisoderm, Dexatrim and Garlique. Our presence in diverse product categories allows us to reduce our exposure to changing consumer demand or weakness in any single category.

Significant presence in niche markets. We acquire and develop brands that compete in niche markets where we can achieve significant market presence and build brand equity. Our products often face less competitive pressures, because we focus on niche markets that are frequently outside the core product areas of larger consumer products and pharmaceutical companies. Our focus on niche markets provides us with the opportunity to develop strong brand equity, identify and respond to consumer trends in these markets and leverage our strong selling and distribution capabilities.

High margins and efficient operating structure. In each of the past three years, our gross margins have exceeded 70%. We are able to achieve these high gross margins as a result of our ability to build and maintain brand equity, our significant market presence in niche markets and efficiencies in purchasing, manufacturing and distribution. In addition, we tightly control our expenses, which strengthens our operating margins. Our high margins and resulting strong cash flow allow us to weather temporary fluctuations in our product markets that could otherwise more adversely affect our business.

Proven advertising and promotion strategy. We aggressively seek to build brand awareness and usage of our larger brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television and radio advertising and to a lesser extent print advertising and promotional programs. We strive to achieve cost-efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions, as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 30% of our total revenues in fiscal 2003. Given the importance of our products’ brand equity, we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network. We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreen Co. and The Kroger Co. In fiscal 2003, sales to our top ten customers constituted approximately 67% of our total sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Through targeted sales and by utilizing our established network, including our approximately 50 person sales force, we believe we can effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses.

Focused new product development. We strive to increase the value of our base brands while obtaining an increased market presence through product line extensions. In 2003, we completed a new 10,000 square foot research and development facility and expanded our product development staff. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Recent examples of successful product line extensions include Gold Bond Ultimate Healing Skin Therapy Lotion and the Icy Hot Back Patch.

Enhanced financial position. We have strengthened our balance sheet as a significant portion of our cash flows in fiscal 2003 and 2002 have been used to reduce our debt. For example, since the acquisition of Selsun Blue in March 2002, we have paid down approximately $37.0 million in debt as of November 30, 2003. We also believe that our financial risk profile has been substantially reduced due to the successful integration of our acquisition of Selsun Blue and strong positive cash flow.

Business Strategy

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business.

Brand management and growth. We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities as evidenced by the expansion of our product development staff and our completed construction of a new research and product development facility. In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of these under-performing brands and redeploy the assets. For example, in fiscal 2000, we sold the Ban® (a registered trademark of Kao Corporation) product line of antiperspirants and deodorants in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales.

Expansion of international business. In fiscal 2003, our international revenues were $23.9 million, or approximately 10% of total revenues. We believe that our acquisition of Selsun Blue, which is marketed internationally as Selsun, and our hiring of experienced international personnel will allow us to expand our international presence. We plan to focus our efforts on expanding Selsun’s international presence in existing key markets, such as Canada, Mexico, Brazil, the United Kingdom (“U.K.”) and Australia, as well as new markets such as Central Europe and certain Far East markets. As we initially focus on existing key markets, we are discontinuing the sale of Selsun in certain smaller markets and thus will experience what we believe will be a short-term decrease in international sales of Selsun. We also intend to continue to leverage Selsun’s international marketing and distribution network to launch certain of our other brands in countries where they are not currently sold.

Strategic acquisitions and marketing alliances. We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are highly responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals. We will continue to seek opportunities to acquire attractive brands in niche markets. Additionally, we intend to seek alliances that leverage complementary strengths.

Developments During Fiscal 2003

Fiscal 2003 was highlighted by the continuation of our growth strategy of developing and marketing new product line extensions; the continued development of our international business, principally our Selsun product line; the transfer of the manufacturing of North American Selsun Blue products to our Chattanooga facilities; and the completion of our new research and product development facility also in Chattanooga.

In fiscal 2003, we introduced Gold Bond Antifungal Foot Swabs, Gold Bond First Aid Quick Spray, Gold Bond First Aid Wipes, Gold Bond Ultimate Healing Skin Therapy Lotion and Icy Hot Back Patch as line extensions.

In fiscal 2003, we completed the transfer of Selsun Blue North American manufacturing to our Chattanooga facilities and continue to ship North American Selsun Blue products from our Chattanooga warehouses.

At the end of fiscal 2003, we had completed the transition of Selsun’s international manufacturing and marketing operations from its prior owner, Abbott, to us in approximately 50 foreign countries, including most of the significant markets whose combined sales represent approximately 78% of Selsun international sales. We expect to complete this transition in the remaining key markets by the end of March 2004, the termination date of our Selsun international manufacturing and marketing agreement with Abbott. After March 2004, Abbott will continue to manufacture Selsun for us for the European, Middle East and certain Latin American markets and will also serve as our distributor for Selsun in certain other foreign countries.

In March 2003, we acquired the Fisoderm, Fisohex and Fisoac product line in Brazil and nearly all of the worldwide trademarks for pHisoderm, Phisohex and other related trademarks from GlaxoSmithKline for an immaterial amount. In 2002, sales of the Brazilian product line were approximately $0.2 million. These acquisitions, together with the pHisoderm trademark rights previously acquired in 1994 for the United States (or “U.S.”), Canada and Puerto Rico, provide us with the capability to expand our pHisoderm business in numerous international markets.

We have completed the construction of our new 10,000 square foot research and product development facility at a cost of approximately $1.4 million including equipment.

During fiscal 2003, we repurchased and returned to unissued 360,000 shares of our common stock for $5.4 million in accordance with our previously announced stock buyback program.

On August 22, 2003, our $60.0 million senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the “Credit Facility”) was amended to increase the level of permitted capital expenditures and the dollar amount of our common stock we can purchase, redeem, acquire or retire. On November 30, 2003, a second amendment to the Credit Facility was completed to revise the restrictions on obligations under operating leases.

On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs’ Steering Committee (“PSC”) in In re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington (the “Memorandum of Understanding”). The Memorandum of Understanding memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. The Memorandum of Understanding contemplates that we will commence a national class action settlement of all Dexatrim PPA claims in the first quarter of 2004. We will then seek final approval of the settlement terms at a fairness hearing. If the class settlement is approved, it is expected that a judgment will be entered, and we will pay an initially determined amount of the settlement into a trust fund. We will then publish notice of the final settlement and details on how plaintiffs can submit claims and the deadlines for making such claims. Claims would be settled pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If we are able to complete a final settlement agreement and successfully obtain approval from the court in each of the foregoing steps, which we presently believe we will be able to do, it is expected that final approval of the class settlement and funding of the settlement trust fund will occur in the second half of 2004.

Based upon the Memorandum of Understanding and the settlement matrix, Judge Rothstein has entered a stay of discovery in all federal court Dexatrim PPA cases to allow the PSC and us to negotiate a final settlement agreement and for us to then file our class action settlement. We will seek a similar stay in the state court cases. Approximately 70% of our cases included in the MDL. We expect many of our cases pending in state courts will join in the settlement discussed above. Judge Rothstein ordered that the Dexatrim case scoring system and settlement matrix remain confidential until a final settlement agreement is entered.

Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, but that some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

Although we believe a liability existed as of November 30, 2003 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we will record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust fund is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We have reached an agreement with Kemper Indemnity Insurance Company (“Kemper”) to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

We continue to aggressively defend the action brought by Interstate Fire & Casualty Company (“Interstate”) to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.0 million of insurance funds are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

On December 30, 2003, the United States Food and Drug Administration (the “FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

Recent Developments

On February 13, 2004, we announced our plans to sell $75.0 million of senior floating rate notes due 2010 (the “Floating Rate Notes”) and $125.0 million of senior subordinated fixed rate notes due 2014 (the “Fixed Rate Notes,” and, together with the Floating Rate Notes, the “New Notes”), subject to market and other conditions (the “Offering”). We intend to use the proceeds of the Offering, together with borrowings under a new $50.0 million senior secured revolving credit facility, described below, to refinance our existing debt.

We have commenced a tender offer for any and all of our approximately $204.5 million outstanding principal amount of 8.875% Senior Notes. In connection with the tender offer, we are soliciting the consent of the holders of the 8.875% Senior Notes to eliminate substantially all of the restrictive covenants in the indenture governing the 8.875% Senior Notes. Our obligation to accept the 8.875% Senior Notes tendered in the tender offer is conditioned upon the consummation of the Offering, receipt of the requisite consents to amend the indenture governing the 8.875% Senior Notes and certain other conditions. The tender offer will expire on March 9, 2004 unless extended.

We have executed a commitment letter to enter into a new senior secured revolving credit facility (the “New Credit Facility”), that will enable us, subject to certain conditions, to borrow up to $25.0 million and, subject to successful syndication, a further $25.0 million. We expect to close the committed portion of the New Credit Facility upon consummation of the Offering. The issuance of the New Notes is conditioned on the closing of such committed portion. Borrowings under the New Credit Facility will be secured by substantially all of our assets and the shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors of the New Credit Facility. Upon the consummation of the Offering, we intend to repay the remaining $5.5 million outstanding as of February 15, 2004 under the Credit Facility, which will then be terminated.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description
Topical Analgesics
Icy Hot	Dual action muscular and arthritis pain reliever
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever

Medicated Skin Care Products
Gold Bond	Medicated powder, cream, lotion, first aid and foot care products
pHisoderm	Medicated acne treatment products and skin cleansers

Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos and conditioner

Dietary Supplements
Dexatrim	Diet pills and bars
Garlique	Cholesterol health supplement
Melatonex	Sleep aid
New Phase	Menopausal supplement
Rejuvex	Menopausal supplement
Omnigest EZ	Digestive aid

Other OTC and Toiletry Products

Internal Analgesics
Pamprin	Menstrual pain reliever
Premsyn PMS	Premenstrual pain reliever

Seasonal
Bullfrog	Sunscreens and sunblocks
Sun-In	Spray-on hair lightener
Ultraswim	Chlorine-removing shampoo

Oral Care
Herpecin-L	Cold sore lip balm
Benzodent	Denture pain relief cream

Other
Mudd	Facial deep cleanser

Topical Analgesics

Our portfolio of topical analgesics includes a variety of well-known brand names each with characteristics designed to meet the demands of different consumers. Icy Hot is our leading entry in the $300 million plus U.S. retail sales topical pain relief category. Icy Hot products (creams, balms, sticks and patches) seek to deliver dual action relief: Icy to dull the pain and Hot to relax it away. This dual action benefit appeals to a large group of users ranging from young athletes to older consumers desiring to maintain an active lifestyle. In fiscal 2001, we introduced the Icy Hot Patch to provide concentrated pain relief in an easy to apply patch form. In fiscal 2003, we expanded our patch line-up to include the Icy Hot Back Patch, which has the same extra strength pain relieving medicine and covers a larger surface area for the millions of adults suffering from back pain. The introduction of the Icy Hot Back Patch was supported by a major advertising and promotional campaign featuring basketball superstar, Shaquille O’Neal. In the second quarter of 2004, we plan to launch the Icy Hot Medicated Sleeve, a topical pain relief product specially designed for adults suffering from joint pain. The Icy Hot Medicated Sleeve, which has a patent pending, provides flexible, joint hugging pain relief and keeps the medicine in place for extended relief. Shaquille O’Neal will also be featured in promotions of this new product.

Aspercreme provides odor-free pain relief for sufferers of arthritis or other chronic pain. Flexall is marketed toward those who seek an aloe vera based pain reliever for conditions such as chronic back pain or muscle strain. Capzasin is an arthritis pain reliever that contains Capsicin, the active ingredient that doctors recommend most for arthritis sufferers. Sportscreme is targeted at serious athletes as well as “weekend warriors.” Arthritis Hot provides relief at a value price.

We support our portfolio of the topical analgesics with extensive national television and radio advertising as well as targeted consumer promotions.

Medicated Skin Care Products

The Gold Bond brand has been sold since 1908 and competes in a wide variety of categories including medicated powder with specially formulated products for both adult and baby; foot care with powder, spray and antifungal swab offerings; medicated and therapeutic healing hand and body lotions; and first aid with anti-itch cream, antibiotic ointment and an antiseptic spray and wipe entry. In the foot care category, we plan to launch a foot cream in 2004.

In the first quarter of fiscal 2003, we began shipping three new Gold Bond products including Gold Bond Antifungal Swabs, Gold Bond First Aid Wipes and Gold Bond First Aid Quick Spray, all offering different approaches to pain and itch relief and helping to prevent infection. In the third quarter of fiscal 2003, a fourth Gold Bond item, Gold Bond Ultimate Healing Skin Therapy Lotion, was introduced. Gold Bond Ultimate Healing Skin Therapy Lotion seeks to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C & E. The Gold Bond product line is heavily supported by national television and radio advertising throughout most of the year as well as with consumer promotions.

We believe Gold Bond continues to represent an opportunity for growth both through our existing products and the introduction of line extensions.

pHisoderm is a line of medicated acne treatment products and skin cleansers. The acne positioned products in the line marketed with the Clear Confidence name are targeted at teenagers. All pHisoderm Clear Confidence products seek to treat, clean, prevent, and nurture acne prone skin. The pHisoderm Clear Confidence line consists of facial wash, body wash, blemish masque, and the innovative acne treatment product, clear swabs. In fiscal 2004, we plan to expand the pHisoderm Clear Confidence product offering with the introduction of pHisoderm Clear Confidence Self Heating Daily Scrub and Herbal Astringent. The pHisoderm Clear Confidence Self Heating Daily Scrub seeks to open pores while removing excess oils, makeup and deep impurities. The self heating action promotes improvement in the texture and condition of skin. The pHisoderm Clear Confidence Herbal Astringent utilizes aloe, chamomile and lavender to clean without drying. The pHisoderm line also includes several formulas of liquid skin cleansers including one for infants. Consumer support behind the brand is concentrated on the acne business and includes print advertising in teen magazines, targeted television advertising on teen cable programs, in-school advertising and extensive sampling.

Medicated Dandruff Shampoos

In March 2002, we acquired the Selsun Blue line of medicated shampoos from Abbott. Selsun Blue seeks to relieve the flakes and itching associated with dandruff and seborrheic dermatitis with a formula that does more than just wash dandruff flakes away. It inhibits the overactive skin cell turnover that signals a dandruff or seborrheic dermatitis condition.

In the first quarter of fiscal 2004, we will begin shipping Selsun Blue Conditioner, which is formulated to restore moisture, strength and shine as it leaves hair soft and manageable. It is also the complement to our medicated shampoo products because it is formulated with the dandruff fighter pyrithione zinc, an ingredient that targets fungi believed to trigger flakes and itch.

Selsun Blue continues to offer four shampoo formulations: medicated, with a unique cooling clean feel; moisturizing, with aloe and moisturizers; 2-in-1, with a patented conditioning system; and pH balanced for color treated hair. Each formula blends the active medication (selenium sulfide) with extra hair care properties to ensure that there is a formula just right for virtually all individuals who need a medicated shampoo. In the first quarter of fiscal 2004, the Selsun Blue Shampoo line will be getting an updated look with new package graphics designed to reinforce the message that Selsun Blue is tough on dandruff but gentle on hair.

Selsun Blue has been sold for over 50 years and is a well-recognized brand name in the medicated dandruff shampoo market. We believe that significant future growth opportunities exist for Selsun Blue through increased advertising and media support and the introduction of new medicated products. Selsun Blue is currently sold in more than 90 countries and offers us a strong platform for future international growth. The Selsun Blue product line is supported domestically with national television and radio advertising and consumer promotions.

Dietary Supplements

Dexatrim, acquired in December 1998, is a leading brand in the diet pill category. Dexatrim is available in two primary formulas: Dexatrim Natural, a drug-free, all-natural, dietary supplement available in Green Tea, Caffeine Free, and Extra Energy versions and Dexatrim Results, a nutrition based weight control product which contains vitamins, minerals and antioxidants. Dexatrim Results is available in the Appetite Control and Metabolic Support versions. We discontinued the manufacturing and shipment of Dexatrim products containing ephedrine in September 2002 because of the perceived safety concerns and the regulatory uncertainties relating to ephedrine. Dexatrim has a target audience of women ages 25 to 49. Dexatrim is supported by strong advertising support for both Dexatrim Natural and Dexatrim Results. In 2004, we have introduced the Dexatrim All in One Bar. This new product seeks to combine the benefits of a diet, energy and nutrition bar in one convenient product. The Dexatrim All in One Bar is available in three flavors: Chocolate Toffee Crunch, White Chocolate Raspberry and Lemon Bar Crisp. The Dexatrim All in One Bar seeks to deliver the key benefits that consumers desire such as high protein, high fiber, low calories, low sugar and green tea with just one net carbohydrate. The Dexatrim All in One Bar will be supported with a strong introductory media campaign consisting of network, cable and spot television advertising, print advertising and consumer sampling.

We compete in the dietary supplements category with a variety of products under our Sunsource product line. We continue to refine our approach to marketing all-natural dietary supplements and have recently successfully focused on two health areas: cholesterol control and women’s health. Garlique garlic tablets support cardiovascular health and are positioned in the market place as a “one per day” high potency garlic supplement. Most major Garlique competitors require multiple daily doses. Melatonex is formulated to support a natural sleep cycle by supplementing the body’s production of melatonin, a hormone necessary for a good nights sleep. New Phase and Rejuvex are menopausal supplements that help relieve hormonal imbalance and discomfort associated with menopause. Omnigest EZ contains a blend of seven plant derived digestive enzymes that work along with the digestive enzymes produced by one’s own body to aid in the digestion of fats, proteins, carbohydrates, cellulose and dairy products. All of our dietary supplement products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.

Other OTC and Toiletry Products

Internal Analgesics

We compete in the menstrual analgesics segment with two brands: Pamprin and Premsyn PMS. Pamprin is a combination OTC drug product targeted towards the relief of all major menstrual symptoms. Premsyn PMS is a combination OTC drug product targeted towards the specific symptoms of premenstrual syndrome. The target consumer for our menstrual analgesic business falls into two segments: teen girls who have started menstruating and women aged 18 to 34. We rely on television advertising to communicate the important message that Pamprin provides more complete relief from menstrual symptoms than regular headache medicine. In 2004, we plan to expand the Pamprin line with the introduction of Pamprin All Day. Pamprin All Day seeks to provide up to 12 hours of relief for all menstrual pain symptoms with just one caplet. Pamprin All Day will be launched with a dedicated television campaign on network, cable and spot television.

Seasonal

We market several seasonal brands, the bulk of whose sales typically occur in the first two quarters of our fiscal year. Our seasonal brands include Bullfrog, Sun-In and Ultraswim. Bullfrog is a line of high protection waterproof sunblocks. We support this brand through network and spot radio advertising and by sponsorships of baseball teams located in markets throughout the United States. In 2004, we will introduce a new Bullfrog SuperBlock Spray Lotion, which provides SPF 40 UVA/UVB protection in a convenient spray. The Bullfrog SuperBlock Spray Lotion joins eight other high protection Bullfrog sunblock products. Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel, Super Streaks, and is supported by print advertising in teen magazines, an interactive web site and promotional prepacks. Ultraswim is a chlorine-removing shampoo. We support this brand through print advertising targeted to competitive, recreational and exercise swimmers and triathletes and through event sponsorships with targeted sampling programs.

Oral Care

Our oral care brands include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures. We support Herpecin-L with national television advertising.

Other

Other brands include Mudd, a line of deep cleanser masques.

International Business

Our international business, which represented approximately 10% of our total revenues in fiscal 2003, has been concentrated in Canada and an export market driven from our operations in the U.K.

Selsun International

We plan to focus our efforts on expanding Selsun’s international presence in existing key markets, such as Canada, Mexico, Brazil, the U.K. and Australia, as well as new markets such as Central Europe and certain Far East markets. As we initially focus on existing key markets, we are discontinuing the sale of Selsun in certain smaller markets and thus may experience what we believe will be a short term decrease in international sales of Selsun. We also intend to leverage Selsun’s international marketing and distribution network to launch some of our other brands in countries where they are not currently being sold including Brazil and Mexico. In fiscal 2002, we hired an experienced vice president of international operations to manage Selsun’s international growth and develop new business opportunities for our existing brands. Abbott is marketing, selling and distributing Selsun products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributor arrangements are in place and any applicable marketing permits are transferred. During the transition period, Abbott pays us royalties based on international net sales of Selsun. As we take over responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates. We record these international sales directly as well as the costs and expenses associated with these sales. In certain international markets, we have licensed Selsun to a distributor and receive a royalty based on a percentage of the distributor sales of Selsun in that market. We have completed the transition for most significant markets and expect to complete the transition for the remaining key markets by the end of March 2004, the termination date of our Selsun international manufacturing and marketing agreement with Abbott. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture Selsun for us for the European, Middle East and certain Latin American markets for up to an additional two year period ending March 2006. Abbott will also continue to serve as our distributor for Selsun in certain foreign countries under separate distribution agreements. We have entered into distributor agreements with third party distributors for Selsun in various international markets other than Canada and the U.K. in which we engage national brokers.

Europe

Our European business is conducted through Chattem (U.K.) Limited (“Chattem (U.K.)”), a wholly-owned subsidiary located in Basingstoke, Hampshire, England. This unit also services distributors in various other worldwide locations. Manufacturing and packaging of the products are conducted principally in the U.K. with a limited number of ingredients sourced by our U.S. operations. Chattem (U.K.) uses a national broker in the U.K., while distributors are used to market and sell our products on the Western European continent and elsewhere. Due to the difficulty and expense involved in the registration of OTC health care brands in the U.K. and Western Europe, Chattem (U.K.) markets only our toiletries and skin care products in these areas. Our products sold in Europe include Sun-In, Mudd and Ultraswim. Cornsilk® is sold by Chattem (U.K.) under a licensing arrangement with the owner of its registered trademark, Del Laboratories, Inc. Spray Blond Spray-In Hair lightener is marketed only on the European continent. Certain of our OTC health care products are sold by Chattem (U.K.) to customers in parts of Central Europe and the Middle and Far East.

Canada

Chattem Canada, a wholly-owned subsidiary based in Mississauga, Ontario, Canada, markets and distributes certain of our consumer products throughout Canada. The manufacturing of these products is principally done in our facilities in Chattanooga, Tennessee while some packaging is done in Mississauga. Chattem Canada utilizes a national broker for its sales efforts. Brands marketed and sold in Canada include Selsun, Gold Bond, Pamprin, Sun-In, Ultraswim, pHisoderm, Aspercreme, Flexall and Dexatrim.

United States Export

Our United States Export division services various distributors primarily located in the Caribbean and Latin America. We distribute Selsun, Gold Bond, Dexatrim, pHisoderm and certain of our topical analgesic products into these markets.

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and usage through extensive and cost effective advertising strategies that emphasize the strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 30% of total revenues in fiscal 2003.

We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We rely principally on television and radio advertising and to a lesser extent print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us quickly and efficiently to launch and support new brands and product line extensions as well as increase market penetration of existing brands.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2003, our ten largest customers represented approximately 67% of total revenues, and our 20 largest customers represented approximately 78% of total revenues, which allows us to target our selling efforts to our key customers and customized programs to meet their needs. Our fiscal 2003 sales to Wal-Mart Stores, Inc. accounted for approximately 34% of total revenues. No other customer accounts for more than 10% of our total revenues. Shoppers Drug Mart, a Canadian retailer, accounts for more than 10% of international sales. Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution sales organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 50 people serves all direct buying accounts on an individual basis. Our internal sales force accounts for more than 95% of domestic dollar sales. For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 90% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales people and our customers to understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances primarily for seasonal products, we allow our customers to return unsold merchandise, and for seasonal products, we provide extended payment terms to our customers.

Internationally, our products are sold by a national broker in Canada and the U.K. and by distributors in Western Europe and Latin America. Abbott is marketing, selling and distributing Selsun products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributor arrangements are in place and any applicable marketing permits are transferred. We have completed the transition for the most significant markets and expect to complete the transition for the remaining key markets by the end of March 2004. Abbott will continue to serve as our distributor for Selsun in certain foreign countries. We have entered into distributor agreements with third party distributors for Selsun in various international markets except Canada and the U.K.

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

Manufacturing and Quality Control

We currently manufacture approximately 60% of the sales volume of our products at our two Chattanooga, Tennessee facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders, foot swabs and first aid wipes, Icy Hot patches, Herpecin-L, the pHisoderm Clear Confidence Clear Swab and our dietary supplements, including Dexatrim. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively small cost. We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

We currently are manufacturing all of our North American Selsun Blue products at our Chattanooga, Tennessee facilities. Abbott, or manufacturers under contract to Abbott, will manufacture Selsun for us on an international basis until the end of March 2004, the termination date of our international manufacturing agreement with Abbott. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture Selsun for us for the European, Middle East and certain Latin American markets for up to an additional two year period ending March 2006. We have entered into third party manufacturing agreements to source many of the international markets previously supplied by Abbott beginning in April 2004.

To monitor the quality of our products, we maintain an internal quality control system supported by onsite microbiology and analytical laboratories. We have trained quality control technicians who test our products and processes and guide the products through the manufacturing cycle. Consultants also are employed from time to time to test our quality control procedures and the compliance of our manufacturing operations with FDA regulations. We audit our third party manufacturers to monitor compliance with applicable current good manufacturing practices (“GMPs”) as defined by FDA regulations.

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom and pyrilamine maleate, active ingredients used in our Pamprin and Premsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands. Sales of our Pamprin and Premsyn PMS products represented approximately 5% of our consolidated total revenues in fiscal 2003.

Product Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an increased emphasis on new product development as evidenced by the expansion of our product development staff and our construction of a new 10,000 square foot research and product development facility completed in fiscal 2003. We currently employ 26 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $2.7 million in fiscal 2003.

Competition

We compete in the OTC health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. Our competitors include large OTC pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources and are not as highly leveraged. Our competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market except for pHisoderm, which we license from Valmont, Inc. under a perpetual royalty free license. In fiscal 2003, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Icy Hot, Dexatrim, Selsun Blue and pHisoderm.

Our principal brand names are registered trademarks in the United States and certain foreign countries. We maintain or have applied for patent and copyright protection in the United States relating to certain of our existing and proposed products and processes. We purchase our Gold Bond Antifungal Foot Swabs and pHisoderm Clear Confidence Clear Swab, which incorporate a patented swab delivery system, under a non-exclusive supply agreement with the patent holder. We also license from third parties other intellectual property that is used in certain of our products. The sale of these products relies on our ability to maintain and extend our supply and licensing agreements with these third parties.

Government Regulation

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including, but not limited to:

•	the FDA;

•	the Federal Trade Commission (the “FTC”);

•	the Drug Enforcement Administration (the “DEA”);

•	the Consumer Product Safety Commission (the “CPSC”);

•	the United States Postal Service;

•	the Environmental Protection Agency; and

•	the Occupational Safety and Health Administration.

These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements including vitamins, minerals and herbs, as well as food additives, OTC and prescription drugs, medical devices and cosmetics. In addition, the FTC has primary jurisdiction to regulate the advertising of OTC drugs, dietary supplements, functional toiletries and skin care products.

Under the Federal Food, Drug and Cosmetic Act (“FDC Act”) all “new drugs”, including OTC products, are subject to pre-market approval by the FDA under the new drug application (“NDA”) process. The FDC Act defines a “new drug” as a drug that is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions stated in its labeling. A drug might also be new if it has not been used, outside of clinical investigations, to a material extent or for a material time under conditions described for a product. A drug that is generally regarded as safe and effective is not a “new drug” and therefore does not require pre-market approval.

The FDA has adopted an administrative process, the OTC Drug Review, to determine which active ingredients and indications are safe and effective for use in OTC products. With the aid of independent expert advisory review panels, the FDA develops rules, referred to as monographs, that define categories of safe and effective OTC drugs. The monographs group drug products into therapeutic classes such as OTC external analgesics. Products that comply with monograph conditions do not require pre-market approval from the FDA.

The FDA has finalized monographs for certain categories of OTC drugs such as drug products for the control of dandruff and topical acne drug products. If a product is marketed beyond the scope of a particular final monograph and without an approved NDA, such as if the manufacturer makes a label claim not covered by the monograph, the FDA will consider the product to be unapproved and misbranded and can take enforcement action against the drug company and product including, but not limited to, issuing a warning letter or initiating a product seizure. In order to market a product not covered by a final monograph, a company must submit an NDA to the FDA.

There are several categories of OTC drugs, such as external analgesics, for which the FDA has not completed its review. In such cases, the FDA has established tentative final monographs. These tentative final monographs are similar to final monographs in that they establish conditions under which OTC drugs can be marketed for certain uses without FDA pre-marketing approval. The FDA generally does not take enforcement action against an OTC drug subject to a tentative final monograph unless there is a safety problem or a substantial effectiveness question.

All of our OTC drug products are regulated pursuant to the FDA monograph system. Most of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a safety or efficacy issue or finalize these monographs with revised conditions. If our products were found not to be in compliance with the final monograph, we may be forced to reformulate or relabel our products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of a marketing application may require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, each of which would involve additional costs and may be prohibitive.

For our products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in product formulation or labeling claims, unless we obtain pre-marketing approval from the FDA. Similarly, we may only market the prescription form of Selsun dandruff shampoo (Selsun Lotion, 2.5%) according to the conditions and terms described in the FDA-approved NDA. In 2004, we plan to launch Pamprin All Day containing the menstrual pain reliever naproxen sodium. The Perrigo Company will manufacture this product for us under its existing abbreviated NDA. Failure to comply with the conditions in a final monograph or NDA, where applicable, could result in an FDA enforcement action.

We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the Pamprin and Premsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. We have been actively monitoring the process and do not believe that either Pamprin or Premsyn PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in Pamprin and Premsyn PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen. Sales of our Pamprin and Premsyn PMS products represented approximately 5% of our consolidated total revenues in fiscal 2003.

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme. The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. Sales of our Sportscreme and Aspercreme products represented approximately 7% of our consolidated total revenues in fiscal 2003.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before May 2005. If neither action described above is successful and the final monograph excludes such products, we will have to file an NDA in order to continue to market the Icy Hot Patch or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted. Sales of our Icy Hot patches products represented approximately 6% of our consolidated total revenues in fiscal 2003.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was enacted on October 25, 1994. DSHEA amends the FDC Act by defining dietary supplements, which include vitamins, minerals, amino acids, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product. In such case, the FDA could require pre-market approval to sell the product. Manufacturers are not required to obtain prior FDA approval before producing or selling a dietary supplement unless the ingredient is considered “new” or was not on the market as of October 15, 1994.

DSHEA provides for specific nutritional labeling requirements for dietary supplements. DSHEA permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling such as statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body. The FDA distinguishes between permitted structure/function claims for dietary supplements that do not require FDA pre-approval and disease-related claims that require prior FDA approval. A dietary supplement label must include a disclaimer that the FDA has not evaluated a particular structure/function claim.

An article marketed as a dietary supplement and subsequently approved for use as a drug or biologic may continue to be sold and regulated as a dietary supplement unless the FDA specifically finds that it is unsafe for use as a dietary supplement. A substance that has not been marketed as a dietary supplement prior to its approval as a drug or biologic, or prior to initiation of substantial clinical investigations for such uses, may be sold as a dietary supplement pursuant only to an FDA regulation authorizing its use as a dietary supplement.

The FDA may take enforcement action against a dietary supplement if the FDA believes the supplement presents a significant or unreasonable risk of illness or injury under conditions of use suggested in the labeling or under ordinary conditions of use. Under DSHEA, the FDA bears the burden of proof to show that a dietary supplement presents a significant or unreasonable risk of illness or injury.

In the future, manufacturers of dietary supplements may be mandated by the FDA to comply with post-marketing responsibilities similar to those applied to OTC drugs. Such regulations may include mandatory adverse event reporting requirements as part of new GMP regulations.

The FDA has finalized some of its regulations to implement DSHEA including those relating to nutritional labeling requirements and nutritional support claims. The FDA also has under development additional regulations and guidelines to implement DSHEA. Newly adopted and future regulations may require expanded or different labeling for our dietary supplement. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety. Failure to comply with applicable FDA requirements can result in sanctions being imposed on us or the manufacture of our products including, but not limited to, warning letters, product recalls and seizures, injunctions or criminal prosecution.

Pursuant to the FDC Act, the FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMPs. We anticipate that the FDA will promulgate GMPs, which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we and our competitors use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us to make certain changes in our manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until we comply with these orders. As a result, our business could be adversely affected.

In 1994, the Nonprescription Drug Manufacturers Association (now CHPA) initiated a large scale study in conjunction with the Yale University School of Medicine to investigate a possible association, if any, of stroke in women aged 18 to 49 using PPA, formerly the active ingredient in certain of our Dexatrim products (the “Yale Study”). PPA is also used in other OTC medications, which were also part of the study. In May 2000, the results of the Yale Study were filed with the FDA. The investigators concluded that the results of the Yale Study suggest that PPA increases the risk of hemorrhagic stroke. The FDA indicated at that time that no immediate action was required and scheduled an FDA advisory panel to meet in October 2000 to discuss the results of this study.

In October 2000, a Nonprescription Drugs Advisory Committee commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing Dexatrim with PPA, we announced on November 7, 2000 our decision to immediately cease shipping Dexatrim with PPA and to accept product returns from any retailers who decide to discontinue marketing Dexatrim with PPA. We have been subject to a number of lawsuits arising from our Dexatrim with PPA product. See “Legal Proceedings.”

In 1997, the FDA published a proposed rule on the use of dietary supplements containing ephedrine alkaloids. In June 2002, the United States Department of Health and Human Services (“HHS”) proposed an expanded scientific evaluation of ephedra which led to the issuance of a report by the RAND-based Southern California Evidence-Based Practice Center (the “RAND Report”). The RAND Report concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In connection with the RAND Report, HHS has sought public comment on whether additional measures are required concerning the sale and distribution of dietary supplements containing ephedrine alkaloids.

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine. See “Legal Proceedings.”

Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine resulted in a return of products from retailers in fiscal 2003 for which we initially provided an $0.8 million allowance. At this time, we believe we have received returns representing substantially all Dexatrim with ephedrine. In the fourth quarter of fiscal 2003, the unused portion of the returns allowance for Dexatrim containing ephedrine of $0.2 million was recorded as a reduction of cost of sales.

Some of our products are regulated as cosmetics or drug-cosmetics by the FDA. There are fewer regulatory requirements for cosmetics than for drugs or dietary supplements. Cosmetics marketed in the United States must comply with the FDC Act, the Fair Packaging and Labeling Act and the FDA’s implementing regulations. Cosmetics must also comply with quality and labeling requirements proscribed by the FDA. In addition, several of our products are subject to product packaging regulation by the CPSC and the FDA.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titantium dioxide on the state’s list of suspected carcinogens. Titantium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through CHPA, presenting evidence that titantium dioxide presents “no significant risk” to consumers. Sales of our Bullfrog Superblock products represented approximately 1% of our consolidated total revenues in fiscal 2003.

Environmental Matters

We continuously assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. We have engaged environmental consultants on a regular basis to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to our financial position, results of operations or cash flows.

Legal Proceedings

As of February 12, 2004, we were named as a defendant in approximately 332 lawsuits involving claims by approximately 645 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our Dexatrim products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In Re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases that have been filed in a number of different states.

We believe that approximately 60% of the existing PPA lawsuits in which we are named as defendant represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of Dexatrim in December 1998. We are being defended in these lawsuits and are indemnified from liability by The DELACO Company, Inc. (“DELACO”), successor to Thompson Medical Company, Inc., which owned Dexatrim prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy but otherwise has only nominal assets. We further understand that DELACO’s insurance carriers are disputing their responsibility for such coverage. Moreover, on February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for such claims and even if it is able to do so, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, we cannot assure you that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of Dexatrim or that ultimately we will not be held liable for these claims. Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of Dexatrim. In addition to indemnification from DELACO, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 1998.

As of February 12, 2004, in the lawsuits we are defending, approximately 150 plaintiffs specifically allege ingestion of Dexatrim. The remaining plaintiffs either do not specifically allege ingestion of Dexatrim or have sued many manufacturers or sellers of products containing PPA without identifying the products they ingested.

On December 19, 2003, we entered into the Memorandum of Understanding with the PSC, which memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. The Memorandum of Understanding contemplates that we will commence a national class action settlement of all Dexatrim PPA claims in the first quarter of 2004. We will then seek final approval of the settlement terms at a fairness hearing. If the class settlement is approved, it is expected that a judgment will be entered, and we will pay an initially determined amount of the settlement into a trust fund. We will then publish notice of the final settlement and details on how plaintiffs can submit claims and the deadlines for making such claims. Claims would be settled pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If we are able to complete a final settlement agreement and successfully obtain approval from the court in each of the foregoing steps, which we presently believe we will be able to do, it is expected that final approval of the class settlement and funding of the settlement trust fund will occur in the second half of 2004.

On December 19, 2003, DELACO also entered into the Memorandum of Understanding with the PSC. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO’s settlement will be similar to the process in our class action. We will be required to file a claim in DELACO’s bankruptcy case in order to preserve our claim for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors’ claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

Based upon the Memorandum of Understanding and the settlement matrix, Multidistrict Litigation (“MDL”) Judge Rothstein has entered a stay of discovery in all federal court Dexatrim PPA cases to allow the PSC and us to negotiate a final settlement agreement and for us to then file our class action settlement. We will seek a similar stay in the state court cases. Approximately 70% of our cases are included in the MDL. We expect many of our cases pending in state courts will join in the settlement discussed above. Judge Rothstein ordered that the Dexatrim case scoring system and settlement matrix remain confidential until a final settlement agreement is entered.

Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, otherwise some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

Although we believe a liability existed as of November 30, 2003 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we will record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We have reached an agreement with Kemper to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.0 million of insurance funds are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million.

We have been named as a defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of Dexatrim containing ephedrine. We have also been named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased Dexatrim Results or Dexatrim Natural since January 2000. The class action lawsuit seeks compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of Dexatrim Results and Dexatrim Natural products. None of the plaintiffs in this action have alleged personal injury as a result of the ingestion of a Dexatrim product. We intend to vigorously defend all of these lawsuits.

On December 30, 2003, the United States Food and Drug Administration (the “FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

Effective on or about May 1, 2003, we and other retail and manufacturing defendants reached a settlement without admission of liability or violation of law in a lawsuit brought in the Superior Court of the State of California, County of San Francisco, by Citizens for Responsible Business, Inc. alleging our failure to comply with newly-added provisions of the FDC Act with respect to the labeling of products purporting to contain “ginseng” in violation of the California Business and Professional Code. The settlement amount was not material to our financial position, results of operations or cash flows. Under the terms of the settlement, the plaintiffs provided a general release to us and all of our suppliers, distributors and retailers with respect to all of our products, while we are prohibited from shipping after July 1, 2003 products containing “Siberian Ginseng” that do not comply with the new labeling requirements.

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

For a further discussion of our other material litigation, see Item 3, “Legal Proceedings,” of this Form 10-K.

Product Liability and Insurance

We currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims including those asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in Dexatrim. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. These $60.0 million of available funds consist of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies. Coverage under these policies is available to us for injuries related to Dexatrim containing PPA occurring after our acquisition of Dexatrim in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004 would not be covered by these insurance policies. We currently have a number of claims relating to inquiries occurring prior to December 1998 (for which we will seek indemnification from DELACO) and one claim in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001. We believe we have meritorious defenses to these claims and are aggressively defending them.

We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance described above. In the event the $60.0 million of insurance funds are exhausted under the PPA litigation settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including Dexatrim products containing ephedrine. Our existing product liability insurance coverage for all of our other products, including Dexatrim products containing ephedrine, consists of $10.0 million of self-insured coverage through our captive insurance subsidiary, of which approximately $3.6 million is currently funded, and a total of $30.0 million of excess coverage through third party insurers.

All of our insurance policies are subject to certain limitations that are generally customary for policies of this type, such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts, and we may not have sufficient resources to pay these damages.

The existence of PPA lawsuits and potential concerns relating to ephedrine in Dexatrim Natural and Dexatrim Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in May of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amount equal to that which we currently have or in amounts sufficient to satisfy future claims.

Employees

We employ approximately 404 persons on a full-time basis and 11 persons on a part-time basis in the United States. In addition, we employ approximately 33 persons at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

Risk Factors

Our business is subject to a number of risks. Some of the risks associated with our operations are described in the “Competition,” “Government Regulation,” “Environmental,” and “Manufacturing and Quality Control” portions of this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

We are a defendant in numerous lawsuits alleging injury from the use of Dexatrim products containing PPA.

As of February 12, 2004, we were named as a defendant in approximately 332 lawsuits involving claims by approximately 645 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our Dexatrim products until November 2000. Prior to November 2000, PPA was also the active ingredient in many cough-cold products. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In Re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases that have been filed in a number of different states.

We believe that approximately 60% of the existing PPA lawsuits in which we are named as a defendant represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of Dexatrim in December 1998. We are being defended in these lawsuits and are indemnified from liability by DELACO, which owned Dexatrim prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy, but otherwise has only nominal assets. We further understand that DELACO’s insurance carriers are disputing their responsibility for such coverage. Moreover, on February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for such claims and even if it is able to do so, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, we cannot assure you that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of Dexatrim or that ultimately we will not be held liable for these claims. Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of Dexatrim.

On December 19, 2003, we entered into the Memorandum of Understanding with the PSC, which memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. The Memorandum of Understanding contemplates that we will commence a national class action settlement of all Dexatrim PPA claims in the first quarter of 2004. We will then seek final approval of the settlement terms at a fairness hearing. If the class settlement is approved, it is expected that a judgment will be entered, and we will pay an initially determined amount of the settlement into a trust fund. We will then publish notice of the final settlement and details on how plaintiffs can submit claims and the deadlines for making such claims. Claims would be settled pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If we are able to complete a final settlement agreement and successfully obtain approval from the court in each of the foregoing steps, which we presently believe we will be able to do, it is expected that final approval of the class action settlement and funding of the settlement trust fund will occur in the second half of 2004.

On December 19, 2003, DELACO also entered into the Memorandum of Understanding with the PSC. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO’s settlement will be similar to the process in our class action. We will be required to file a claim in DELACO’S bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors’ claims DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

Based upon the Memorandum of Understanding and the settlement matrix, MDL Judge Rothstein has entered a stay of discovery in all federal court Dexatrim PPA cases to allow the PSC and us to negotiate a final settlement agreement and for us to then file our class action settlement. We will seek a similar stay in the state court cases. Approximately 70% of our cases are included in the MDL. We expect many of our cases pending in state courts will join in the settlement discussed above. Judge Rothstein ordered that the Dexatrim case scoring system and settlement matrix remain confidential until a final settlement agreement is entered.

Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, otherwise some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

Although we believe a liability existed as of November 30, 2003 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. However, if the settlement is approved, based on the proposed terms and information currently known to us about the pending cases, we estimate that we will record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust fund is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We may face additional lawsuits alleging injury from the use of Dexatrim products containing ephedrine, which we discontinued manufacturing and shipment in September 2002, or from other products that we currently produce or may produce in the future.

We have been named as a defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of Dexatrim containing ephedrine. We have also been named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased Dexatrim Results or Dexatrim Natural since January 2000. This class action lawsuit seeks compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of Dexatrim Results and Dexatrim Natural products. None of the plaintiffs in this action have alleged personal injury as a result of the ingestion of a Dexatrim product.

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

Our available product liability coverage for the defense of lawsuits alleging injury from the use of Dexatrim products containing ephedrine, or from other products that we currently produce or may produce in the future, consists of $10.0 million of self-insured coverage through our captive insurance subsidiary, of which approximately $3.6 million is currently funded, and a total of $30.0 million of excess coverage through third party insurers. In the future, if we face significant liabilities relating to the Dexatrim products which included ephedrine, our product liability insurance is likely to be insufficient, and we may not have sufficient resources to satisfy these liabilities in excess of our insurance coverage.

An inherent risk of our business is exposure to product liability claims by users of our products. We may also experience significant product liability exposure related to our other products in the future.

Our product liability insurance coverage may be insufficient to cover existing or future product liability claims.

Our business inherently makes us the potential target of product liability claims. We have product liability insurance, principally through third party insurers, that provides coverage for the product liability claims asserted in the lawsuits currently pending and anticipated to be filed against us relating to the existence of PPA in Dexatrim. At present, we maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including Dexatrim products containing ephedrine.

We have reached an agreement with Kemper to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies. Coverage under these policies is available to us for injuries related to Dexatrim containing PPA occurring after our acquisition of Dexatrim in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004, would not be covered by these insurance policies. We currently have a number of claims relating to injuries occurring prior to December 1998 (for which we will seek indemnification from DELACO) and one claim in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001.

We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance described above. In the event the $60.0 million of insurance funds are exhausted under the PPA litigation settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products, including Dexatrim products containing ephedrine. Our product liability insurance coverage for all of our other products, including Dexatrim products containing ephedrine, consists of $10.0 million of self-insured coverage through our captive insurance subsidiary, of which approximately $3.6 million is currently funded, and a total of $30.0 million of excess coverage through third party insurers.

All of our insurance policies are subject to certain limitations that are generally customary for policies of this type such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts, and we may not have sufficient resources to pay these damages.

The existence of PPA lawsuits and potential concerns relating to ephedrine in Dexatrim Natural and Dexatrim Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in May of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amounts equal to that which we currently have or in amounts sufficient to satisfy future claims.

Our acquisition strategy is subject to risk and may not be successful.

A component of our growth strategy depends on our ability to successfully execute acquisitions, which involves numerous risks including:

•	not accurately identifying suitable products or brands for acquisition;

•	difficulties in integrating the operations, technologies and manufacturing processes of the acquired products;

•	the diversion of management’s attention from other business concerns; and

•	incurring substantial additional indebtedness.

Any future acquisitions, or potential acquisitions, may result in substantial costs, disrupt our operations or materially adversely affect our operating results.

We face significant competition in the OTC health care, toiletries and dietary supplements markets.

The OTC health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large OTC pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than we. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

Our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance.

The manufacturing, distribution, processing, formulation, packaging, and advertising of our products are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of our OTC products, our prescription strength Selsun products and our dietary supplements. The FDA also has primary jurisdiction to regulate any advertising that we might use for the prescription strength form of Selsun. In addition, the FTC may regulate the promotion and advertising of our drug products, particularly OTC versions and dietary supplements.

All of our OTC drug products are regulated pursuant to the FDA’s monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products such as topical analgesics. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses. However unless there is a serious safety or efficacy issue, the FDA will typically exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

Most of our products are regulated pursuant to tentative final monographs. We face the risk that the FDA may finalize a monograph and exclude a formulation including dosage form or a labeling claim that would negatively affect one or more of our products. If we desire to continue to sell a product that is outside the scope of a monograph, we would reformulate the product, if possible, to comply with the final monograph or submit an NDA to have our existing formulation approved by the FDA. The submission of an NDA could require the preparation and submission of clinical tests, which may be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to conform our product to the conditions described in a final monograph or submit an NDA and obtain approval in a timely manner, we would be required to discontinue selling the affected product. Changes in monographs could also require us to revise our labeling, modify our production process or provide additional scientific data, each of which would involve additional costs, which may be prohibitive.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by CHPA to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before May 2005. If neither action described above is successful and the final monograph excludes such products, we will have to file an NDA in order to continue to market the Icy Hot Patch or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted. Sales of our Icy Hot patch products represented approximately 6% of our consolidated total revenues in fiscal 2003.

We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the Pamprin and Premsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. We have been actively monitoring the process and do not believe that either Pamprin or Premsyn PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in Pamprin and Premsyn PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen. Sales of our Pamprin and Premsyn PMS products represented approximately 5% of our consolidated total revenues in fiscal 2003.

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme. The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. Sales of our Sportscreme and Aspercreme products represented approximately 7% of our consolidated total revenues in fiscal 2003.

In accordance with the FDC Act and FDA regulations, our manufacturing processes and those of our third party manufacturers must also comply with the FDA’s current GMPs. The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with GMPs.

If we or our third party manufacturers fail to comply with federal, state or foreign regulations, we could be required to:

•	suspend manufacturing operations;

•	change product formulations;

•	suspend the sale of products with non-complying specifications;

•	initiate product recalls;

•	prepare and submit an NDA or abbreviated NDA; or

•	change product labeling, packaging or advertising or take other corrective action.

Any of these actions could materially and adversely affect our financial results.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning, unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titantium dioxide on the state’s list of suspected carcinogens. Titantium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through CHPA, presenting evidence that titantium dioxide presents “no significant risk” to consumers. Sales of our Bullfrog Superblock products represented approximately 1% of our consolidated total revenues in fiscal 2003.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

We rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales.

In fiscal 2003, Wal-Mart Stores, Inc. represented approximately 34% of our total revenues, our ten largest customers represented approximately 67% of our total revenues and our 20 largest customers represented approximately 78% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lose Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

We may be adversely affected by fluctuations in buying decisions of mass merchandiser, drug and food trade buyers and the trend toward retail trade consolidation.

We sell our products to mass merchandiser and food and drug retailers in the United States. Consequently, our total revenues are affected by fluctuations in the buying patterns of these customers. These fluctuations may result from wholesale buying decisions, economic conditions and other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart Stores, Inc., whose bargaining strength continues to grow due to their size. Such retailers have demanded, and may continue to demand, increased service and order accommodations as well as price and incremental promotional investment concessions. As a result, we may face downward pressure on our prices and increased promotional expenses to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies of our retail trade customers such as inventory destocking, limitations on access to shelf space and other conditions.

We rely on third party manufacturers for a portion of our product portfolio including products under our Gold Bond, Icy Hot, Selsun and Dexatrim brands.

We use third party manufacturers to make products representing approximately 40% of our fiscal 2003 sales volume, including our Gold Bond medicated powders and foot spray, Gold Bond antifungal foot swabs and first aid wipes, the Icy Hot patches, pHisoderm Clear Confidence Clear Swab, Herpecin-L, and our line of dietary supplements including Dexatrim and, internationally, our line of Selsun medicated dandruff shampoos. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments, and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, which could harm our reputation and our business.

Our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press.

Our dietary supplements consist of Dexatrim and our Sunsource product line. We generally do not conduct or sponsor clinical studies relating to the ability of our dietary supplements to provide specific health benefits. As a result, we are highly dependent upon consumers’ perception of the benefit and integrity of the dietary supplements business as well as the safety and quality of products in that industry. Injuries caused by dietary supplements or unfavorable scientific studies or news relating to products in this category, such as the December 30, 2003 consumer alert on the safety of dietary supplements containing ephedrine alkaloids issued by the FDA and the subsequent FDA rule banning the sale of supplements containing ephedrine alkaloids issued on February 6, 2004, may negatively affect consumers’ overall perceptions of products in this category, including our products, which could harm the goodwill of these brands and cause our sales to decline.

Our business could be adversely affected if we are unable to successfully protect our intellectual property.

Our trademarks are of material importance to our business and are among our most important assets. In fiscal year 2003, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, pHisoderm and Dexatrim. Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

In addition, our product line extensions are often based on new or unique delivery methods for those products like our Icy Hot patches and our pHisoderm Clear Confidence Clear Swab. These delivery methods may not be protected by intellectual property rights that we own or license on an exclusive basis or by exclusive manufacturing agreements. As a result, we may be unable to prevent any competitor or customer from duplicating our delivery methods to compete directly with these product line extensions, which could cause sales to suffer.

We may face litigation in the future, either to protect our intellectual property rights or to defend against claims that we have infringed the intellectual property rights of others. Intellectual property litigation can be extremely expensive, and such expense could materially adversely affect our business.

Because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks.

Approximately 60% of our total revenues in fiscal 2003 were from products manufactured in two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

•	changes in state and local government regulations;

•	severe weather conditions, such as floods, ice storms and tornadoes;

•	natural disasters, such as fires and earthquakes;

•	power outages;

•	nuclear facility incidents;

•	spread of infectious diseases;

•	hazardous material incidents; or

•	any other catastrophic events in our area.

If our region, city or facilities were to suffer a significant disaster, our operations are likely to be disrupted and our business would suffer.

We depend on sole source suppliers for two active ingredients used in our Pamprin and Premsyn PMS products, and if we are unable to buy these ingredients, we will not be able to manufacture these products.

Pamabrom and pyrilamine maleate, active ingredients used in our Pamprin and Premsyn PMS products, are purchased from single sources of supply. Pamabrom is sold only by Chattem Chemicals, Inc. (an unrelated company) and pyrilamine maleate is produced only in India and sold only by Lonza, Inc. Financial, regulatory or other difficulties faced by these single source suppliers or significant changes in demand for these active ingredients could limit the availability and increase the price of these active ingredients. We may not be able to obtain necessary supplies in a timely manner, and we may be required to pay higher than expected prices for these active ingredients, which could adversely affect our gross margin from these products. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline. We would not be able to find an alternative supplier and would either need to reformulate these products or discontinue their production. While we do not currently know of any facts or circumstances that would adversely affect the supply of pamabrom or pyrilamine maleate, we cannot assure you that we will be able to continue to purchase adequate quantities of these active ingredients at acceptable prices in the future.

We are subject to the risk of doing business internationally.

In fiscal 2003, approximately 10% of our total revenues were attributable to our international business. Our acquisition of Selsun Blue has greatly expanded our international business. We anticipate that our ownership of Selsun Blue will create the opportunity to introduce certain of our other brands in countries where they are not currently sold. We expect to operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or cause fluctuations in the cost of certain raw materials purchased by us;

•	delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

•	potential trade restrictions and exchange controls;

•	differences in protection of our intellectual property rights; and

•	the burden of complying with a variety of foreign laws.

In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers’ inventory levels and consumer purchasing, which could cause our results to fluctuate and our sales to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations. Due to the significant expansion of our international operations as a result of the Selsun Blue acquisition, our exposure to fluctuations in foreign exchange rates has increased.

We have a significant amount of debt that could adversely affect our business and growth prospects.

As of November 30, 2003, our total debt was $212.4 million. In the future we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

•	requiring us to dedicate a substantial portion of our available cash for interest payments and the repayment of principal;

•	limiting our ability to capitalize on significant business opportunities;

•	making us more vulnerable to economic downturns;

•	limiting our ability to withstand competitive pressures; and

•	making it more difficult for us to obtain additional financing on favorable terms.

If we are unable to generate sufficient cash flow from operations in the future, we may not be able to service our debt and may have to refinance all or a portion of our debt, obtain additional financing or sell assets to repay such debt. We cannot assure you that we will be able to obtain such refinancing, additional financing or asset sale on favorable terms or at all.

The terms of our indenture under which our 8.875% Senior Subordinated Notes due 2008 (“8.875% Senior Notes”) and our Credit Facility impose operating and financial restrictions on us including restrictions on:

•	incurrence of additional indebtedness;

•	dividends and restricted payments;

•	investments;

•	loans and guarantees;

•	creation of liens;

•	transactions with affiliates;

•	use of proceeds from sales of assets and subsidiary stock; and

•	certain mergers, consolidations and transfers of assets.

The terms of our Credit Facility also require us to comply with financial maintenance covenants. In the future, we may have other indebtedness with similar or even more restrictive covenants. These restrictions may impair our ability to respond to changing business and economic conditions or to grow our business. In the event that we fail to comply with these covenants, there could be an event of default under the applicable debt instrument, which in turn could cause a cross default to other debt instruments. As a result, all amounts outstanding under our various debt instruments may become immediately due and payable.

Our operations are subject to significant environmental laws and regulations.

Our manufacturing sites use chemicals and other potentially hazardous materials and generate both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies and federal, state and local laws. Under these laws, we are exposed to liability primarily as an owner or operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future, which may be retroactively applied to earlier events. In addition, compliance with more stringent environmental laws and regulations could involve significant costs.

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

Generally, if any person attempts to acquire 15% or more of our common stock then outstanding without the approval of our independent directors, pursuant to our shareholder rights plan, our shareholders may purchase a significant amount of additional shares of our common stock at 50% of the then applicable market price. This threat of substantial dilution will discourage takeover attempts not approved by our board despite significant potential benefits to our shareholders.

Our restated charter contains the following additional provisions, which have the effect of discouraging takeover attempts:

•	our directors are divided into three classes, with only one class of directors elected at each annual meeting for a term of three years, making it difficult for new shareholders to quickly gain control of our board of directors;

•	directors may be removed only for cause prior to the expiration of their terms; and

•	we are prohibited from engaging in certain business combination transactions with any interested shareholder unless such transaction is approved by the affirmative vote of at least 80% of the outstanding shares of our common stock held by disinterested shareholders, unless disinterested members of our board of directors approve the transaction or certain fairness conditions are satisfied, in which case such transaction may be approved by either the affirmative vote of the holders of not less than 75% of our outstanding shares of common stock and the affirmative vote of the holders of not less than 66% of the outstanding shares of our common stock which are not owned by the interested shareholder, or by a majority of disinterested members of our board of directors, provided that certain quorum requirements are met.

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

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K, or in documents incorporated by reference into this Form 10-K, regarding our strategy, future operations, financial position and results of operations, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “potential,” “hope,” “intends,” “continue,” “may,” “plans,” “will,” “should,” “could,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this Form 10-K, particularly under the heading “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may be a party to or make. We do not assume any obligation to update any forward-looking statement.

Market Data

We use market and industry data throughout this Annual Report on Form 10-K and the documents incorporated by reference herein, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The market and industry data is often based on industry surveys and the preparers’ experience in the industry. Similarly, although we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information. In particular, market share information has been coordinated and prepared for us by A.C. Nielsen at our request based on market segments that we defined and for which we have paid customary fees. Therefore, such data, including the market category delineations that form the basis for such data, are not necessarily representative of results that would have been obtained from an independent source.

Additional Information

Our internet website address is www.chattem.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

Item 2. Properties

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	10.0	116,700	Manufacturing Office & Administration	77,000 39,700

Chattanooga, Tennessee	8.3	78,300	Manufacturing & Warehousing Office Product Development Center	58,100 10,200 10,000

Leased Properties:
Chattanooga, Tennessee (1)	5.1	139,000	Warehousing Warehousing & Manufacturing	103,800 35,200

Chattanooga, Tennessee (2)	5.0	50,000	Warehousing Office	49,300 700

Mississauga, Ontario, Canada (3)	0.3	20,015	Warehousing Office & Administration Packaging	15,515 3,000 1,500

Basingstoke, Hampshire, England (4)	0.5	21,900	Warehousing Office & Administration Packaging	13,900 6,500 1,500

NOTES:

(1)	Leased on a month-to-month basis for a monthly rental of approximately $38,000. A twelve month termination notice is required.
(2)	Leased under a one year lease ended December 31, 2001, with three one year term renewal options, for a monthly rental of approximately $13,000. The three renewal options have been exercised. The lease continues on a month-to-month basis.
(3)	Leased under a lease ending November 30, 2004 at a monthly rental, including property taxes and other incidentals, of approximately $10,000.
(4)	Leased under leases ending in 2014 and 2015 at a monthly rental, including property taxes and other incidentals, of approximately $17,000.

We are currently operating our facilities at approximately 70% of total capacity. These facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

Item 3. Legal Proceedings

See “Legal Proceedings” in Item 1 of this Form 10-K and Note 13 of Notes to Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data”.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol “CHTT”. The table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal 2003:
First Quarter	$22.460	$13.160
Second Quarter	16.410	11.500
Third Quarter	19.850	11.550
Fourth Quarter	16.530	12.610

Fiscal 2002:
First Quarter	$9.990	$6.750
Second Quarter	16.250	8.105
Third Quarter	19.870	12.840
Fourth Quarter	22.800	17.340

Holders

As of February 12, 2004, there were approximately 294 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 8.875% Senior Notes were issued and by the terms of our Credit Facility. (See Note 5 of Notes to Consolidated Financial Statements in Item 8 “Financial Statements and Supplementary Data”.)

Equity Compensation Plan Information

The following table provides information about our existing equity compensation plans as of November 30, 2003:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans Approved by Shareholders (1)	2,443,850	$9.72	745,166
Equity Compensation Plans Not Approved by Shareholders (2)	56,000	$17.28	—

Total	2,499,850		745,166

(1)

These plans consist of our (i) 1993 Non-Statutory Stock Option Plan, (ii) 1994 Non-Statutory Stock Option Plan, (iii) 1998 Non-Statutory Stock Option Plan, (iv) 2000 Non-Statutory Stock Option Plan, (v) 2003

Stock Incentive Plan, (vi) Non-Statutory Stock Option Plan for Non-Employee Directors, and (vii) 1999 Stock Option Plan for Non-Employee Directors.
(2)	We have granted options to purchase an aggregate of 56,000 shares of our common stock to three of our employees who were hired in fiscal 2002 under stock option agreements, which were not approved by our shareholders. These shares have been subtracted from the number of shares otherwise available for issuance under the 2003 Stock Incentive Plan. The stock option agreements and the options granted thereunder shall be interpreted consistent with the terms and conditions of our 2000 Stock Option Plan. The options have an exercise price equal to the closing sale price on the last business day prior to the date of grant. The options vest with respect to 25% of the shares on each of the four succeeding anniversaries of the date of grant. The options must be exercised not later than ten years from the date of grant. All options not exercised shall immediately cease and terminate 30 days after the optionee’s employment with us or any of our subsidiaries is terminated for any reason other than death, disability or retirement.

Related Shareholders Matters

In fiscal 2001, we issued 100,000 shares of restricted common stock to each of Zan Guerry, our chairman and chief executive officer, and A. Alexander Taylor II, our president and chief operating officer, in accordance with the terms of restricted stock agreements. The restrictions lapse as to 25% of the restricted shares on each anniversary beginning one year after the date of grant. The issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933. We have made subsequent grants of restricted common stock to Mr. Guerry and Mr. Taylor under our stock option and incentive plans. The shares of common stock issued pursuant to these subsequent grants were registered under the Securities Act of 1933.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The following data for fiscal 1999 through 2001 has been restated to give effect to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) on December 1, 2002 and Emerging Issues Task Force (“EITF”) Issue Nos. 00-14 and 00-25 (codified by EITF Issue No. 01-9) on December 1, 2001.

	Year Ended November 30,
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:

Total revenues	$233,749	$223,116	$181,166	$218,038	$280,278
Operating costs and expenses	177,811	171,228	147,988	179,158	208,077

Income from operations	55,938	51,888	33,178	38,880	72,201
Other expense, net	(20,307)	(21,406)	(8,221)	(40,682)	(40,001)

Income (loss) before income taxes and change in accounting principle	35,631	30,482	24,957	(1,802)	32,200
Provision for (benefit from) income taxes	12,260	11,582	9,614	(685)	12,044

Income (loss) before change in accounting principle	23,371	18,900	15,343	(1,117)	20,156
Cumulative effect of change in accounting principle, net of income tax benefit	—	(8,877)	—	(542)	—

Net income (loss)	$23,371	$10,023	$15,343	$(1,659)	$20,156

PER SHARE DATA:

Income (loss) per diluted share before change in accounting principle	$1.19	$.98	$.85	$(.06)	$1.01
Change in accounting principle	—	(.46)	—	(.03)	—

Total diluted	$1.19	$.52	$.85	$(.09)	$1.01

BALANCE SHEET DATA: (At end of year)
Total assets	$363,394	$353,469	$299,673	$402,076	$491,624

Long-term debt, less current maturities	$204,676	$217,458	$204,740	$304,077	$358,950

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

Overview

We are a leading marketer and manufacturer of a broad portfolio of branded OTC healthcare products, toiletries and dietary supplements including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Topical analgesics such as Icy Hot, Aspercreme and Flexall;

•	Medicated skin care products such as Gold Bond medicated skin care powder, cream, lotion, first aid, and foot care products; and pHisoderm medicated acne treatment products and skin cleansers;

•	Selsun Blue medicated dandruff shampoos and conditioner;

•	Dietary supplements including Dexatrim, Garlique and New Phase; and

•	Other OTC and toiletry products such as Pamprin and Premsyn PMS, menstrual analgesics; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Mudd, a line of deep cleanser masques; Bullfrog, a line of sunblocks; Ultraswim, chlorine-removing shampoo; and Sun-In, a hair lightener.

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 30% of our total revenues in fiscal 2003. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product developments, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business. As previously high-growth brands mature, sales increases will become even more dependent on the development of successful line extensions, international expansion and acquisitions. During the first quarter of fiscal 2003, we introduced Gold Bond Antifungal Foot Swabs, Gold Bond First Aid Quick Spray and Gold Bond First Aid Wipes. In the third quarter of 2003, we began shipping Gold Bond Ultimate Healing Skin Therapy Lotion and the Icy Hot Back Patch. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability due to line extensions and acquisitions.

In March 2002, we acquired worldwide rights (except in India) to manufacture, sell and market Selsun Blue plus related intellectual property and certain manufacturing equipment from Abbott. Abbott, or manufacturers under contract to Abbott, manufactured Selsun Blue for us domestically until June 2003, and internationally will manufacture the product for us, except in North America and a few foreign countries, until the end of March 2004. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture Selsun for us for the European, Middle East and several Latin American markets for up to an additional two year period ending March 2006. Abbott will also continue to serve as our distributor for Selsun in certain foreign countries under separate distribution agreements. All of our North American Selsun Blue product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott 10% over standard manufacturing costs until we assume manufacturing or enter into third party agreements. This fee will increase to 20% for markets supplied by Abbott manufacturing facilities after March 2004. Abbott is also marketing, selling and distributing Selsun products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott pays us an initial royalty equal to 28% of international sales of Selsun in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott pays all costs and expenses related to the manufacture, marketing and sales of Selsun in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates. We then record these international sales directly as well as the costs and expenses associated with these sales. In certain international markets, we have licensed Selsun to a distributor and receive a royalty based on a percentage of the distributor sales of Selsun in that market. We have completed the transition in most of the significant markets and expect to complete the transition in most of the significant markets by the end of March 2004.

In fiscal 2003, our international revenues were $23.9 million or approximately 10% of total revenues. We are focusing our efforts on expanding Selsun’s international presence in existing key markets, such as Canada, Mexico, Brazil, the U.K. and Australia, as well as new markets such as Central Europe and certain Far East markets. As we initially focus on existing key markets, we are discontinuing the sale of Selsun in certain smaller markets and will thus experience what we believe will be a short term decrease in international sales of Selsun. We also intend to leverage Selsun’s international marketing and distribution network to launch certain of our other brands in countries where they are not currently being sold. The timing of such launches will be dependent on the local distributors’ resources as well as any regulatory requirements.

In connection with our acquisition of Selsun Blue in March 2002, we entered into the Credit Facility, which included a $15.0 million revolving credit facility and a $45.0 million term loan. The Credit Facility together with our available cash was used to finance the acquisition of Selsun Blue. On August 22, 2003, the Credit Facility was amended to increase the level of permitted capital expenditures and the dollar amount of our common stock we can purchase, redeem, acquire or retire. On November 30, 2003, a second amendment to the Credit Facility was completed to revise the restrictions on obligations under operating leases. As of November 30, 2003, we owed $7.8 million under the Credit Facility.

During the year ended November 30, 2003, we repurchased and placed in treasury 360,000 shares of our common stock for $5.4 million in accordance with our previously announced stock buyback program. In January 2003, our board of directors increased the total authorization to repurchase stock under our stock buyback program to $10.0 million. The remaining availability under the board authorization was $4.6 million at November 30, 2003. In January 2004, the board of directors increased the total authorization to repurchase our common stock under the buyback program to $20.0 million.

EBITDA, earnings before cumulative effect of change in accounting principle, interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA is used to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Credit Facility.

Our net debt ratio (total debt less cash and cash equivalents)/EBITDA was 3.0x, 3.7x and 4.0x in 2003, 2002 and 2001, respectively. The ratio of EBITDA to interest expense was 3.0x, 2.6x and 1.9x in 2003, 2002 and 2001, respectively. Our net income margin (net income/total revenues) was 10.0%, 4.5% and 8.5% in 2003, 2002 and 2001, respectively. Our EBITDA margin (EBITDA/total revenues) was 26.1%, 25.1% and 23.3% in 2003, 2002 and 2001, respectively. A reconciliation of EBITDA to net income is presented in the following table:

	For the Year Ended November 30,
				Increase (Decrease)
				Amount		Percentage
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001	2003 vs. 2002	2002 vs. 2001
	(dollars in thousands)
Net income	$23,371	$10,023	$15,343	$13,348	$(5,320)	133.2%	(34.7%)
Add:
Cumulative effect of change in accounting principle	—	8,877	—	(8,877)	8,877	NM	NM
Provision for income taxes	12,260	11,582	9,614	678	1,968	5.9	20.5
Interest expense, net (1)	20,307	21,406	8,221	(1,099)	13,185	(5.1)	160.4
Depreciation and amortization less amounts included in interest	4,969	4,163	9,083	806	(4,920)	19.4	(54.2)

EBITDA	$60,907	$56,051	$42,261	$4,856	$13,790	8.7%	32.6%

(1)	Fiscal 2001 includes a net gain on early extinguishment of debt of $11.4 million.

Given the perceived safety concerns and the regulatory uncertainties relating to ephedrine, we developed alternative formulations for Dexatrim Natural and Dexatrim Results to exclude ephedrine. On September 20, 2002, we discontinued the manufacturing and shipment of Dexatrim Natural and Dexatrim Results containing ephedrine. Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine has resulted in returns of these products from retailers for which we provided an $0.8 million allowance in the first quarter of fiscal 2003. At this time, we believe we have received returns representing substantially all Dexatrim with ephedrine. In the fourth quarter of fiscal 2003, the unused portion of the returns allowance for Dexatrim containing ephedrine of $0.2 million was recorded as a reduction of cost of sales.

On December 30, 2003, the United States Food and Drug Administration (the “FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

On December 19, 2003, we entered into a Memorandum of Understanding with the PSC, which memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, but that some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

Although we believe a liability existed as of November 30, 2003 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we may record during fiscal 2004 a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation during fiscal 2004. In addition, we currently expect to use most of our available product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We have reached an agreement with Kemper to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.0 million of insurance funds are exhausted under the contemplated PPA litigation settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

Recent Developments

On February 13, 2004, we announced our plans to sell $75.0 million of senior floating rate notes due 2010 (the “Floating Rate Notes”) and $125.0 million of senior subordinated fixed rate notes due 2014 (the “Fixed Rate Notes,” and, together with the Floating Rate Notes, the “New Notes”), subject to market and other conditions (the “Offering”). We intend to use the proceeds of the Offering, together with borrowings under a new $50.0 million senior secured revolving credit facility, described below, to refinance our existing debt.

We have commenced a tender offer for any and all of our approximately $204.5 million outstanding principal amount of 8.875% Senior Notes. In connection with the tender offer, we are soliciting the consent of the holders of the 8.875% Senior Notes to eliminate substantially all of the restrictive covenants in the indenture governing the 8.875% Senior Notes. Our obligation to accept the 8.875% Senior Notes tendered in the tender offer is conditioned upon the consummation of the Offering, receipt of the requisite consents to amend the indenture governing the 8.875% Senior Notes and certain other conditions. The tender offer will expire on March 9, 2004 unless extended.

We have executed a commitment letter to enter into a new senior secured revolving credit facility (the “New Credit Facility”), that will enable us, subject to certain conditions, to borrow up to $25.0 million and, subject to successful syndication, a further $25.0 million. We expect to close the committed portion of the New Credit Facility upon consummation of the Offering. The issuance of the New Notes is conditioned on the closing of such committed portion. Borrowings under the New Credit Facility will be secured by substantially all of our assets and the shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors of the New Credit Facility. Upon the consummation of the Offering, we intend to repay the remaining $5.5 million outstanding as of February 15, 2004 under the Credit Facility, which will then be terminated.

Results of Operations

The following table sets forth, for income before change in accounting principle and for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

	Year Ended November 30,
	2003	2002	2001
TOTAL REVENUES	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	28.4	28.1	29.0
Advertising and promotion	30.2	30.6	34.0
Selling, general and administrative	17.5	18.0	18.7

Total costs and expenses	76.1	76.7	81.7

INCOME FROM OPERATIONS	23.9	23.3	18.3

OTHER INCOME (EXPENSE):
Interest expense	(8.8)	(9.5)	(12.0)
Investment and other income (expense), net	0.1	(0.1)	1.2
Net gain on early extinguishment of debt	—	—	6.3

Total other income (expense)	(8.7)	(9.6)	(4.5)

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	15.2	13.7	13.8
PROVISION FOR INCOME TAXES	5.2	5.2	5.3

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	10.0%	8.5%	8.5%

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the November 30, 2003 consolidated financial statements:

Allowance For Doubtful Accounts

As of November 30, 2003, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

Revenue Recognition

Revenue is recognized when our products are shipped to our customers. It is generally our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and any known specific events that affect the accrual. We charge the allowance account resulting from this accrual with any authorized deduction from remittance by the customer or product returns upon receipt of the product.

In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. Bullfrog line of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.1 million.

During the second quarter of 2003, we revised downward our estimate of returns related to our Sunsource and Bullfrog lines of products by approximately $0.2 million, which was included as an increase in net sales in the 2003 consolidated financial statements. The estimate was revised downward due to the stronger than expected performance of certain items in the Sunsource and Bullfrog lines.

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the fourth quarter of 2003, we revised downward our estimate of the promotional accrual related to special events by approximately $1.0 million, which is included as an increase in net sales in the 2003 consolidated financial statements.

Income Taxes

We record income tax expense in our financial statements based on an estimated annual effective income tax rate. During 2003, we revised our estimated income tax rate based on the implementation of state income tax planning strategies. This revision resulted in a decrease in the annual effective income tax rate during fiscal year 2003 to 36%. In addition, we recorded an adjustment of approximately $0.6 million, which represents the impact of the reduction of the effective annual tax rate on our deferred tax accounts.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

Fiscal 2003 Compared to Fiscal 2002

To facilitate discussion of our operating results for the years ended November 30, 2003 and 2002, we have included the following selected data from our Consolidated Statements of Income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2003	2002	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$209,874	$202,074	$7,800	3.9%
International revenues (including royalties)	23,875	21,042	2,833	13.5
Total revenues	233,749	223,116	10,633	4.8
Cost of sales	66,386	62,757	3,629	5.8
Advertising and promotion expense	70,622	68,259	2,363	3.5
Selling, general and administrative expense	40,803	40,212	591	1.5
Interest expense	20,431	21,292	(861)	(4.0)
Investment and other income (expense), net	124	(114)	238	208.8
Income before change in accounting principle	23,371	18,900	4,471	23.7
Cumulative effect of change in accounting principle	—	8,877	(8,877)	NM
Net income	23,371	10,023	13,348	133.2

Domestic Net Sales

Domestic net sales for fiscal 2003 increased $7.8 million or 3.9% as compared to fiscal 2002. For a description of each brand included in the category, see “Products” in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2003	2002	Amount	Percentage
	(dollars in thousands)
Topical analgesics	$58,594	$61,219	$(2,625)	(4.3)%
Medicated skin care products	56,528	51,355	5,173	10.1
Dietary supplements	37,420	41,968	(4,548)	(10.8)
Medicated dandruff shampoos	28,351	15,076	13,275	88.1
Other OTC and toiletry products	28,981	32,456	(3,475)	(10.7)

Total	$209,874	$202,074	$7,800	3.9

Our increases in the domestic net sales for medicated dandruff shampoos and medicated skin care products were offset by decreases in other product categories. Domestic net sales of Selsun Blue medicated dandruff shampoo, which was acquired in March 2002, continued to benefit from a strong advertising campaign and increased retail distribution. Net sales growth in the medicated skin care products category was led by an increase of approximately 17% in the Gold Bond franchise. Gold Bond sales growth was attributable to the successful launch of two new first aid items and the Antifungal Foot Swab in the first quarter and Gold Bond Ultimate Healing Skin Therapy Lotion in the third quarter. In addition, Gold Bond sales growth came from the lotion and foot care lines. This was partially offset by a decrease of approximately 7% in pHisoderm net sales compared to the prior year when the brand was relaunched and the pHisoderm Clear Confidence Acne Body Wash, pHisoderm Clear Confidence Acne Facial Mask and pHisoderm Clear Confidence Acne Clear Swab products were initially shipped to retailers.

With the exception of Icy Hot, sales declines were recorded for our topical analgesic portfolio (Icy Hot, Flexall, Aspercreme, Sportscreme, Capzasin, and Arthritis Hot) as competition from inside and outside the category increased. Sales of Icy Hot grew principally due to the introduction of the Icy Hot Back Patch. Net sales for the dietary supplement category declined primarily due to a 28.2% drop in Dexatrim sales from last year. Sales of Dexatrim were impacted by the overall decline in the diet pill market driven by negative ephedrine publicity. The decline in net sales of Dexatrim was partially offset by increased sales of Garlique and New Phase. The increase in net sales of Garlique and New Phase was primarily attributable to effective media campaigns and in the case of New Phase increased distribution. The decrease in net sales of other OTC products was due primarily to sales declines of Pamprin and Premsyn PMS, as a result of intense competition. With the exception of New Phase, sales variances for domestic were principally the result of changes in unit sales volumes.  New Phase sales increased partially due to a unit sales price increase.

International Revenues

For fiscal 2003, international revenues, including royalties of $1.2 million from the sales of Selsun, increased $2.8 million or 13.5% as compared to fiscal 2002. Our Canadian and U.K. subsidiaries experienced a 19.5% and 2.6% sales increase, respectively, primarily as a result of Selsun sales. Other international revenues increased 27.4% almost entirely as a result of the acquisition of Selsun Blue in the second quarter of fiscal 2002. Sales variances for international operations were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales as a percentage of total revenues was 28.4% for fiscal 2003 as compared to 28.1% for fiscal 2002. In fiscal 2003, cost of sales increased as a result of higher material costs and manufacturing overhead partially offset by decreased costs resulting from the transition of the North American manufacturing of Selsun Blue to our facility in Chattanooga.

Advertising and Promotion Expense

Advertising and promotion expenses increased $2.4 million or 3.5% as compared to fiscal 2002 and were 30.2% of total revenues for fiscal 2003 compared to 30.6% for fiscal 2002. Increases in advertising and promotion expenditures in fiscal 2003 were recorded for Icy Hot, Flexall, Sportscreme, the recently introduced Gold Bond products, New Phase, Selsun Blue, Bullfrog, and Herpecin-L. Decreases in advertising and promotion expenditures were recognized for the balance of the topical analgesic brands, pHisoderm, Dexatrim, Mudd, Pamprin, Garlique, and the other Gold Bond products.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $0.6 million or 1.5% as compared to fiscal 2002. Selling, general and administrative expenses were 17.5% and 18.0% of total revenues for fiscal 2003 and 2002, respectively. The increase in selling, general and administrative expenses was largely a result of international severance costs and legal expenses related to the Dexatrim with PPA and the Kemper litigation.

Interest Expense

Interest expense decreased $0.9 million or 4.0% as compared to fiscal 2002. The decrease was largely the result of lower outstanding balances under our Credit Facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Investment and Other Income

Investment and other income increased $0.2 million or 208.8% as compared to fiscal 2002 primarily due to a fiscal 2002 charge of approximately $0.4 million related to the write-off of equipment offset by a decline in interest income in fiscal 2003. The use of cash and cash equivalents to make principal payments on our Credit Facility and lower interest rates on short-term investments contributed to the decrease in interest income.

Income Before Change in Accounting Principle

Income before change in accounting principle increased $4.5 million or 23.7% as compared to fiscal 2002. This increase primarily resulted from lower costs and expenses as a percentage of revenues and increased revenues.

Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires us to perform certain fair-value-based tests of the carrying value of our indefinite lived intangible assets upon adoption and thereafter at least annually and to discontinue amortization of our indefinite lived intangible assets. Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of these assets as of December 1, 2001 and recorded a write-down of $8.9 million, net of income tax benefit of $5.4 million, as a cumulative effect of change in accounting principle and discontinued the amortization of our indefinite lived intangible assets. The write-down was primarily related to our Sunsource product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree our Dexatrim product line, which discontinued the marketing of one of its products in November 2000.

Fiscal 2002 Compared to Fiscal 2001

To facilitate discussion of our operating results for the years ended November 30, 2002 and 2001, we have included the following selected data from our Consolidated Statements of Income:

	For the Year Ended November 30,
			Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$202,074	$167,256	$34,818	20.8%
International revenues (including royalties)	21,042	13,910	7,132	51.3
Total revenues	223,116	181,166	41,950	23.2
Cost of sales	62,757	52,512	10,245	19.5
Advertising and promotion expense	68,259	61,686	6,573	10.7
Selling, general and administrative expense	40,212	33,790	6,422	19.0
Interest expense	21,292	21,856	(564)	(2.6)
Investment and other income (expense), net	(114)	2,218	(2,332)	(105.1)
Net gain on early extinguishment of debt	—	11,417	(11,417)	NM
Income before change in accounting principle	18,900	15,343	3,557	23.2
Cumulative effect of change in accounting principle	8,877	—	8,877	NM
Net income	10,023	15,343	(5,320)	(34.7)

Domestic Net Sales

Domestic net sales in fiscal 2002 increased $34.8 million or 20.8% as compared to fiscal 2001. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase (Decrease)
	2002	2001	Amount	Percentage
	(dollars in thousands)
Topical analgesics	$61,219	$51,448	$9,771	19.0%
Medicated skin care products	51,355	46,989	4,366	9.3
Dietary supplements	41,968	36,760	5,208	14.2
Medicated dandruff shampoos	15,076	—	15,076	NM
Other OTC and toiletry products	32,456	32,059	397	1.2

Total	$202,074	$167,256	$34,818	20.8

Sales increases were recognized for all of our OTC health care product categories. Our topical analgesic portfolio produced a sales increase principally attributable to the continued success of the Icy Hot Patch, introduced in the second quarter of fiscal 2001, as well as continued marketing support. We recorded sales increases in our topical analgesics portfolio for Icy Hot, Aspercreme, Capzasin and Arthritis Hot, while Flexall and Sportscreme recorded sales declines. Sales increases were also recorded for Dexatrim, behind the launch of Dexatrim Results during fiscal 2002, Gold Bond, driven by the Gold Bond foot care products, and pHisoderm, due to the launch of three new pHisoderm acne products. In addition, Garlique and New Phase recorded sales increases. We recorded sales declines for Pamprin, Premsyn PMS, Ultraswim, Mudd and Herpecin-L. Sales variances were largely the result of changes in the volume of unit sales of the particular brand.

International Revenues

For fiscal 2002, international revenues, including royalties of $2.3 million from the sales of Selsun, increased $7.1 million or 51.3% as compared to fiscal 2001. Our Canadian and U.K. subsidiaries experienced an 11.0% and 40.6% increase in sales, respectively. These royalties will continue through the transition period during which Abbott is marketing, selling and distributing Selsun for us internationally. The increase in Canadian sales was due primarily to the acquisition of Selsun Blue in March 2002 and strong sales of pHisoderm partially offset by declines in sales of our other brands. The increase in the U.K. business was driven by the success of our Eastern European distributor markets across several brands. This increase was partially offset by a decrease in the U.K. domestic business primarily as a result of reduced sales for Sun-In, Cornsilk and Ultraswim. Other international revenues increased 376.7% primarily due to the acquisition of Selsun Blue in fiscal 2002. Sales variances for international operations were principally the result of changes in the volume of unit sales.

Cost of Sales

Cost of sales as a percentage of total revenues was 28.1% in fiscal 2002 as compared to 29.0% in fiscal 2001. The decrease in fiscal 2002 was the result of the inclusion in total revenues of royalty income from the international operations of Selsun as well as favorable manufacturing costs related to increased volume.

Advertising and Promotion Expense

Advertising and promotion expenses increased $6.6 million or 10.7% as compared to fiscal 2001 and were 30.6% of total revenues compared to 34.0% for fiscal 2001. Increases in advertising and promotion expenses were recognized for Capzasin, Arthritis Hot, Dexatrim, pHisoderm, Gold Bond and Sunsource while declines were recognized for Flexall, Aspercreme, Pamprin, Premsyn PMS and Ultraswim, which were partially offset by our discontinuance of amortization of trademarks in 2002. Included in advertising and promotion expenses in fiscal 2001 was $5.6 million of trademark amortization, which is not included in fiscal 2002.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $6.4 million or 19.0% as compared to fiscal 2001. Selling, general and administrative expenses were 18.0% and 18.7% of total revenues for fiscal 2002 and 2001, respectively. The increase resulted from increased bad debt expense due to the $1.0 million charge related to the bankruptcy filing of Kmart Corporation in January 2002, increased professional fees and other expenses of $0.5 million related to our cancelled secondary stock offering as well as increases in the variable components of selling, general and administrative expenses.

Interest Expense

Interest expense decreased $0.6 million or 2.6% as compared to fiscal 2001. The decrease was primarily a result of the retirement of $70.5 million principal amount of our 8.875% Senior Notes and the remaining outstanding principal balance of $29.1 million of our 12.75% Senior Subordinated Notes due 2004 (“12.75% Senior Notes”) in fiscal 2001, partially offset by the increased indebtedness incurred in connection with our acquisition of Selsun Blue in March 2002. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Investment and Other Income

Investment and other income decreased $2.3 million or 105.1% as compared to fiscal 2001 primarily due to a decline in interest income from temporary investments due to the use of $31.4 million of cash to purchase Selsun Blue in March 2002. We also recorded a charge of approximately $0.4 million related to the write-off of equipment in fiscal 2002.

Net Gain on Early Extinguishment of Debt

Net gain on early extinguishment of debt decreased $11.4 million as compared to fiscal 2001 primarily due to the retirement of $70.5 million principal amount of our 8.875% Senior Notes and the remaining outstanding principal balance of $29.1 million of our 12.75% Senior Notes in fiscal 2001.

Income Before Change in Accounting Principle

Income before change in accounting principle increased $3.6 million or 23.2% as compared to fiscal 2001. This increase primarily resulted from increased revenues and lower costs and expenses as a percentage of revenues.

Cumulative Effect of Change in Accounting Principle

In the first quarter of fiscal 2002, we adopted the provisions of SFAS 142, which requires us to perform certain fair-value-based tests of the carrying value of our indefinite lived intangible assets upon adoption and thereafter at least annually and to discontinue amortization of our indefinite lived intangible assets. Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of these assets as of December 1, 2001 and recorded a write-down of $8.9 million, net of income tax benefit of $5.4 million, as a cumulative effect of change in accounting principle and discontinued the amortization of our indefinite lived intangible assets. The write-down was primarily related to our Sunsource product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree our Dexatrim product line, which discontinued the marketing of one of its products in November 2000.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $31.5 million and $35.3 million was provided by operations for fiscal 2003 and 2002, respectively. The decrease in cash flows from operations over the prior year was primarily the result of a decrease in accounts payable and accrued liabilities, partially offset by an increase in net income. The decrease in accrued liabilities related primarily to accrued product advertising and promotion costs.

Investing activities used cash of $4.4 million and $79.5 million in fiscal 2003 and 2002, respectively. The decrease in usage of cash in fiscal 2003 was primarily due to the absence of a significant product line acquisition such as the purchase of Selsun Blue in fiscal 2002.

Financing activities used cash of $16.1 million in fiscal 2003 but provided cash of $24.6 million in fiscal 2002. In fiscal 2002, additional borrowings were required to partially finance the Selsun Blue acquisition. In fiscal 2003, cost of repurchases of our common shares increased and proceeds from the exercise of our stock options decreased.

Total debt consists of our 8.875% Senior Notes and our Credit Facility and was $212.4 million at November 30, 2003 compared to $224.7 million at November 30, 2002. Loans under our Credit Facility bear interest at the lower of LIBOR plus applicable percentages of 2.25% to 3.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.375% to 0.5%. The aforementioned applicable percentages are calculated based on our leverage. We repaid $12.3 million of long-term debt during the year ended November 30, 2003, of which $5.0 million was voluntarily prepaid. We will be required to pay the remaining balance of the Credit Facility of $7.8 million by April 2004 due to an excess cash flow mandatory prepayment calculation under the terms of the Credit Facility.

On December 19, 2003, we entered into a Memorandum of Understanding with the PSC, which memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. Since the terms of the preliminary settlement in the Dexatrim litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, but that some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

DELACO filed a Chapter 11 bankruptcy petition on February 12, 2004 in the United States Bankruptcy Court for the Southern District of New York. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO’s settlement will be similar to the process in our class action. We will be required to file a claim in DELACO’s bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors’ claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

Although we believe a liability existed as of November 30, 2003 related to PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we will record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust fund is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We have reached an agreement with Kemper to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. The Interstate policy is in excess of the product liability insurance described above. In the event the $60.0 million of insurance funds are exhausted under the PPA litigation settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

As of November 30, 2003, the remaining amount authorized by our board of directors under our stock buyback program was $4.6 million; however, we are limited in our ability to repurchase shares due to restrictions under the terms of the indenture with respect to which our 8.875% Senior Notes were issued and under the terms of our Credit Facility. The terms of the New Notes and the New Credit Facility will contain similar restrictions on our ability to repurchase shares. In January 2004, the board of directors increased the total authorization to repurchase our common stock under the buyback program to $20.0 million. Also, on December 21, 1998, we filed a shelf registration statement with the Securities and Exchange Commission for $250.0 million of debt and equity securities of which $75.0 million was utilized in the sale of the 8.875% Senior Notes in May 1999. We have the capacity, subject to compliance with the terms of our indebtedness, to issue an additional $175.0 million of securities under a shelf registration statement.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Credit Facility as amended or replaced will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions we make in the future will require us to obtain additional financing.

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2003. We had no commercial obligations as of November 30, 2003:

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$212,288	$7,750	$—	$204,538	$—
Operating leases	2,669	407	584	486	1,192

Total	$214,957	$8,157	$584	$205,024	$1,192

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and U.K. subsidiaries. The currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For the year ended November 30, 2003 and 2002, these subsidiaries accounted for 7.7% and 7.4% of total revenues, respectively, and 2.8% and 2.7% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the U.K. or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our two foreign subsidiaries. Following our acquisition of Selsun Blue, which is sold in more than 90 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2003, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product and bill us in U.S. dollars. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains and (losses) of $0.2 million and ($69,000) for the year ended November 30, 2003 and 2002, respectively, resulted from foreign currency transactions and are included in selling, general and administration expenses in the Consolidated Statements of Income.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS 145. We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to include gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows, except for a net extraordinary gain of $11,417 in 2001, which was reclassified in the consolidated financial statements in accordance with the provisions of SFAS 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes EITF Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at November 30, 2003, except as disclosed in Note 14, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “ Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 will not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company’s statement of financial position. This statement is effective for our interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-11, “Reporting Gains and Losses on Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes” (“EITF 03-11”). EITF 03-11 addresses when gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. The adoption of EITF 03-11 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 will not have an impact on our financial position, results of operations or cash flows.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to, the settlement on acceptable terms of product liability claims relating to the prior existence of PPA in Dexatrim; the availability of our $25.0 million excess product liability coverage to be determined in the rescission and declaratory judgment lawsuit brought by Interstate; the lack of availability, limits of coverage and expense related to product liability insurance, including the outcome of the rescission and declaration judgment action filed by Interstate; the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims, including claims relating to the prior existence of ephedrine in Dexatrim products or arising from the FDA’s anticipated rule banning the sale of dietary supplements containing ephedrine; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of insurance coverage; the possible effect of the negative public perception resulting from product liability claims on sales of Dexatrim products without PPA or ephedrine; the impact of brand acquisitions and divestitures; the impact of gains or losses resulting from product acquisitions or divestitures; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to sell and market Selsun internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through our regular operating and financing activities.

Our exposure to interest rate risk currently consists of our 8.875% Senior Notes and our Credit Facility. The aggregate balance outstanding under the 8.875% Senior Notes as of November 30, 2003 was $204.7 million. Should interest rates increase or decrease, the estimated fair value of these notes would decrease or increase, respectively. Loans under our Credit Facility bear interest at the lower of LIBOR plus applicable percentages of 2.25% to 3.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.375% to 0.5%. The aforementioned applicable percentages are calculated based on our leverage. As of November 30, 2003, the variable rate on the term loan under our Credit Facility was 3.39%. The balance outstanding under our term loan was $7.8 million as of November 30, 2003. The impact on our results of operations of a one-point rate change on the outstanding balance of our term loan as of the end of fiscal 2003 would be approximately $50,000 net of tax. As of November 30, 2003, no revolving credit loans or letters of credit were outstanding under our Credit facility.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Income. During 2003, pursuant to our supply agreement with Abbott, we were billed in U.S. dollars for purchases of Selsun for foreign markets. In many cases in the future, we will be billed in the respective foreign currency. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.8 million at November 30, 2003.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent

Auditors

To the Board of Directors and Shareholders

Chattem, Inc.

We have audited the accompanying consolidated balance sheets of Chattem, Inc. and subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chattem, Inc. and subsidiaries at November 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 4 to the consolidated financial statements, effective December 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

/s/    ERNST & YOUNG LLP

Chattanooga, Tennessee

January 20, 2004

Consolidated Balance Sheets

November 30, 2003 and 2002

(In thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,931	$15,924
Accounts receivable, less allowances of $3,594 in 2003 and $3,897 in 2002	25,478	25,673
Inventories	17,559	18,769
Refundable income taxes	4,440	3,727
Deferred income taxes	3,441	4,016
Prepaid expenses and other current assets	3,376	2,759

Total current assets	81,225	70,868

PROPERTY, PLANT AND EQUIPMENT, NET	28,722	26,658

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	245,847	245,787
Debt issuance costs, net	5,504	7,126
Other	2,096	3,030

Total other noncurrent assets	253,447	255,943

TOTAL ASSETS	$363,394	$353,469

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

November 30, 2003 and 2002

(In thousands)

	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,750	$7,250
Accounts payable and other	10,924	12,661
Accrued liabilities	15,988	19,010

Total current liabilities	34,662	38,921

LONG-TERM DEBT, less current maturities	204,676	217,458

DEFERRED INCOME TAXES	26,796	20,744

OTHER NONCURRENT LIABILITIES	1,689	1,602

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued 19,161 in 2003 and 19,177 in 2002	77,815	79,313
Retained earnings (deficit)	22,274	(1,097)

	100,089	78,216
Unamortized value of restricted common shares issued	(2,058)	(1,713)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(820)	(1,759)
Minimum pension liability adjustment, net of income taxes	(1,640)	—

Total shareholders’ equity	95,571	74,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$363,394	$353,469

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

For the Years Ended November 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
TOTAL REVENUES:
Net sales	$232,527	$220,789	$181,166
Royalties	1,222	2,327	—

Total revenues	233,749	223,116	181,166

COSTS AND EXPENSES:
Cost of sales	66,386	62,757	52,512
Advertising and promotion	70,622	68,259	61,686
Selling, general and administrative	40,803	40,212	33,790

Total costs and expenses	177,811	171,228	147,988

INCOME FROM OPERATIONS	55,938	51,888	33,178

OTHER INCOME (EXPENSE):
Interest expense	(20,431)	(21,292)	(21,856)
Investment and other income (expense), net	124	(114)	2,218
Net gain on early extinguishment of debt	—	—	11,417

Total other income (expense)	(20,307)	(21,406)	(8,221)

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	35,631	30,482	24,957

PROVISION FOR INCOME TAXES	12,260	11,582	9,614

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	23,371	18,900	15,343

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT	—	(8,877)	—

NET INCOME	$23,371	$10,023	$15,343

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	18,925	18,607	17,854

Weighted average and potential dilutive outstanding	19,632	19,344	18,076

NET INCOME PER COMMON SHARE:
Basic:
Income before change in accounting principle	$1.23	$1.02	$.86
Change in accounting principle	—	(.48)	—

Total basic	$1.23	$.54	$.86

Diluted:
Income before change in accounting principle	$1.19	$.98	$.85
Change in accounting principle	—	(.46)	—

Total diluted	$1.19	$.52	$.85

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

For the Years Ended November 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	Common Shares	Retained Earnings (Deficit)	Unamortized Value of Restricted Common Shares Issued	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, Net	Total
Balance, November 30, 2000	$66,288	$(26,463)	$—	$(2,172)	$—	$37,653
Comprehensive income (loss):
Net income	—	15,343	—	—	—	15,343
Foreign currency translation adjustment	—	—	—	(59)	—	(59)
Minimum pension liability adjustment, net	—	—	—	—	(1,000)	(1,000)

Total comprehensive income	—	—	—	—	—	14,284

Compensation on unexercised stock options	525	—	—	—	—	525
Stock options exercised	120	—	—	—	—	120
Tax benefit realized from stock option plans	37	—	—	—	—	37
Stock repurchases	(174)	—	—	—	—	(174)
Issuance of 13.2 common shares for non-employee directors’ compensation	39	—	—	—	—	39
Issuance of 200 shares of restricted common stock at a weighted- average value of $4.965 per share	993	—	(993)	—	—	—
Amortization of value of restricted common shares issued	—	—	134	—	—	134

Balance, November 30, 2001	67,828	(11,120)	(859)	(2,231)	(1,000)	52,618
Comprehensive income:
Net income	—	10,023	—	—	—	10,023
Foreign currency translation adjustment	—	—	—	472	—	472
Minimum pension liability adjustment, net	—	—	—	—	1,000	1,000

Total comprehensive income						11,495

Compensation on unexercised stock options	175	—	—	—	—	175
Stock options exercised	7,345	—	—	—	—	7,345
Tax benefit realized from stock option plans	4,453	—	—	—	—	4,453
Stock repurchases	(1,650)	—	—	—	—	(1,650)
Issuance of 3.8 common shares for non-employee directors’ compensation	36	—	—	—	—	36
Issuance of 50 shares of restricted common stock at a value of $22.515 per share	1,126	—	(1,126)	—	—	—
Amortization of value of restricted common shares issued	—	—	272	—	—	272

Balance, November 30, 2002	79,313	(1,097)	(1,713)	(1,759)	—	74,744

Comprehensive income (loss):
Net income	—	23,371	—	—	—	23,371
Foreign currency translation adjustment	—	—	—	939	—	939
Minimum pension liability adjustment, net	—	—	—	—	(1,640)	(1,640)

Total comprehensive income	—	—	—	—	—	22,670

Stock options exercised	1,555	—	—	—	—	1,555
Tax benefit realized from stock option plans	1,259					1,259
Stock repurchases	(5,351)	—	—	—	—	(5,351)
Issuance of 2.1 common shares for non-employee directors’ compensation	39	—	—	—	—	39
Issuance of 69 shares of restricted common stock at a value of $14.50 per share	1,000	—	(1,000)	—	—	—
Amortization of value of restricted common shares issued	—	—	655	—	—	655

Balance, November 30, 2003	$77,815	$22,274	$(2,058)	$(820)	$(1,640)	$95,571

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

For the Years Ended November 30, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
OPERATING ACTIVITIES:
Net income	$23,371	$10,023	$15,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,584	5,816	10,241
Deferred income tax provision	6,627	8,165	11,362
Net gain on early extinguishment of debt	—	—	(11,417)
Cumulative effect of change in accounting principle, net	—	8,877	—
Tax benefit realized from stock option plans	1,259	4,453	37
Stock option expense	—	175	525
Other, net	(66)	269	(61)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	195	(4,813)	19,831
Inventories	1,210	(4,509)	792
Refundable income taxes	(713)	(1,315)	532
Prepaid expenses and other current assets	(617)	764	(1,980)
Accounts payable and accrued liabilities	(6,399)	7,403	(23,040)

Net cash provided by operating activities	31,451	35,308	22,165

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,527)	(3,785)	(1,854)
Purchases of patents, trademarks and other product rights	(400)	(75,040)	(277)
Proceeds from divestitures of patents, trademarks and other product rights	—	—	1,179
Proceeds from sales of property, plant and equipment	—	—	95
Decrease (Increase) in other assets	1,479	(657)	(540)

Net cash used in investing activities	(4,448)	(79,482)	(1,397)

FINANCING ACTIVITIES:
Repayment of long-term debt	(12,250)	(25,000)	(83,746)
Proceeds from long-term debt	—	45,000	—
Payment of consent fees and other costs related to repayment of long-term debt	—	—	(4,000)
Repurchase of common shares	(5,351)	(1,650)	(174)
Proceeds from exercise of stock options	1,555	7,346	119
Increase in debt issuance costs	(25)	(1,146)	—

Net cash (used in) provided by financing activities	(16,071)	24,550	(87,801)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	75	103	(56)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	11,007	(19,521)	(67,089)
At beginning of year	15,924	35,445	102,534

At end of year	$26,931	$15,924	$35,445

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to trademarks and other product rights by assumption of certain liabilities	$—	$1,178	$—
Issuance of 69 shares of restricted common stock at a value of $14.50 per share in 2003, 50 shares at a value of $22.515 per share in 2002 and 200 shares at a weighted average value of $4.965 per share in 2001	$1,000	$1,126	$993

The accompanying notes are an integral part of these consolidated financial statements.

Chattem, Inc.

Notes to Consolidated Financial Statements

All monetary and share amounts are expressed in thousands. Unless otherwise indicated, the number of shares of our common stock and related per share computations included in these financial statements and notes thereto have been adjusted to reflect the two-for-one split of the common stock on November 29, 2002.

(1) NATURE OF OPERATIONS

Chattem, Inc. and its wholly-owned subsidiaries (“we”, “us”, “our” or “Chattem”) market and manufacture branded over-the-counter (“OTC”) health care products. The products are sold primarily through mass merchandisers, independent and chain drug stores, drug wholesalers and food stores in the United States (“U.S.”) and in various markets in more than 90 countries throughout the world.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chattem, Inc. and its wholly-owned subsidiaries. Our wholly-owned foreign subsidiaries report as of and for the twelve months ended October 31 to facilitate timely reporting of the consolidated financial statements. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents. Short-term cash investments are placed with high credit-quality financial institutions or in low risk, liquid instruments.

INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories in the U.S. are valued at the lower of last-in, first-out (“LIFO”) cost or market while international inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market.

At November 30, 2001, certain LIFO inventory quantities were lower than their respective prior year levels resulting in liquidations of inventory quantities carried at higher costs prevailing in prior years as compared to current year costs. The effect of this liquidation increased cost of sales by $86 in 2001.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for 2003, 2002 and 2001 was $3,493, $3,061 and $2,618, respectively.

PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The costs of acquired patents and other purchased product rights are capitalized and amortized over their respective useful lives, generally 5 years. Prior to the adoption of SFAS 142 (see below), trademarks were amortized over 40 years.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and also require certain fair-value-based tests of the carrying value of indefinite lived intangible assets upon adoption and thereafter at least annually.

Prior to the adoption of SFAS 142, we evaluated whether events and circumstances had occurred that indicated the remaining useful life of long-lived assets might warrant revision or that the remaining balance may not be recoverable. When factors indicated that long-lived assets should have been evaluated for possible impairment, we used an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether the carrying values of long-lived assets were recoverable.

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and amortized over the term of the related debt. Amortization expense related to debt issuance costs was $1,501, $1,251 and $1,143 in 2003, 2002 and 2001, respectively. Accumulated amortization of these costs was $5,741 and $4,300 at November 30, 2003 and 2002, respectively. Due to prepayments on the Credit Facility (as defined in Note 5) in 2003 and 2002, net debt issuance costs of $145 and $489, respectively, were written off and charged to interest expense included in the Consolidated Statements of Income.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred. Such expenses were $2,696, $2,126 and $1,664 in 2003, 2002 and 2001, respectively.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Advertising expense for 2003, 2002 and 2001 was $50,462, $48,953, and $40,516, respectively. At November 30, 2003 and 2002, we reported $1,334 and $575, respectively, of advertising paid for in 2003 and 2002, which will run or did run in the next fiscal year. These amounts are included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian and United Kingdom (“U.K.”) subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and (losses) which result from foreign currency transactions amounted to $220, $(69) and $(8) for the years ended November 30, 2003, 2002 and 2001, respectively, and are included in the Consolidated Statements of Income.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

reported amounts of revenues and expenses during the reporting period. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the consolidated financial statements for the years ended November 30, 2003, 2002 and 2001:

Allowance For Doubtful Accounts

As of November 30, 2003, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

Revenue Recognition

Revenue is recognized when our products are shipped to our customers. It is generally our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and any known specific events that affect the accrual. We charge the allowance account resulting from this accrual with any authorized deduction from remittance by the customer or product returns upon receipt of the product.

In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. Bullfrog line of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $100.

During the second quarter of 2003, we revised downward our estimate of returns related to our Sunsource and Bullfrog lines of products by approximately $210, which was included as an increase in net sales in the 2003 consolidated financial statements. The estimate was revised downward due to the stronger than expected performance of certain items in the Sunsource and Bullfrog lines.

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the fourth quarter of 2003, we revised downward our estimate of the promotional accrual related to special events by approximately $1,000, which is included as an increase in net sales in the 2003 consolidated financial statements.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

We record income tax expense in our financial statements based on an estimated annual effective income tax rate. During 2003, we revised our estimated income tax rate based on the implementation of state income tax planning strategies. This revision resulted in a decrease in the annual effective income tax rate during fiscal year 2003 to 36%. In addition, we recorded an adjustment of $567, which represents the impact of the reduction of the effective annual tax rate on our deferred tax accounts.

DERIVATIVE FINANCIAL INSTRUMENTS

We have entered into interest rate swap agreements from time to time as a means of managing our interest rate exposure and not for trading purposes. These agreements have the effect of converting a portion of our variable rate obligations to fixed rate obligations. Net amounts paid or received are reflected as adjustments to interest expense. We were not a party to any interest rate swap agreements at November 30, 2003 and 2002. On December 1, 2001 we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Transactions” (“SFAS 133”). The adoption of SFAS 133 did not have an impact on our financial position, results of operations or cash flows.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments. Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, we perform ongoing credit evaluations of our customers’ financial position but generally require no collateral from our customers. Our largest customer accounted for 34%, 28% and 26% of consolidated sales in 2003, 2002 and 2001, respectively. No other customer exceeded 10% of our consolidated sales during the period. Our ten largest customers represented approximately 67% of total revenues during fiscal 2003.

On January 22, 2002, Kmart Corporation (“Kmart”), a customer of ours representing approximately 5% of fiscal 2001 consolidated revenues, filed a petition under Chapter 11 of the United States Bankruptcy Code. This bankruptcy filing did not impact our financial position, results of operations or cash flows for fiscal 2001. At the time of the filing, Kmart owed us approximately $1,200. In the first quarter of fiscal 2002, we established an allowance for doubtful accounts of $1,000 to cover our estimated bad debt related to Kmart. In the second quarter of fiscal 2002, we sold our receivable from Kmart to a financial institution for $367. Kmart emerged from bankruptcy in May 2003. We continue to sell to Kmart at decreased volume levels, and as of November 30, 2003, our receivables from Kmart were approximately $503. We consider the November 30, 2003 balance collectible as substantially all of the balance was collected subsequent to that date.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom and pyrilamine maleate, active ingredients used in our Pamprin and Premsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Net sales of Pamprin and Premsyn PMS products in fiscal 2003 represented approximately 5% of our consolidated total revenues in that year. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $6,310, $5,868 and $5,551 for the years ended November 30, 2003, 2002 and 2001, respectively, are included in selling expenses in our Consolidated Statements of Income.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and follow the disclosure option of SFAS 123, as amended by SFAS 148.

Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 Stock Incentive Plan, which was adopted by our board of directors on January 21, 2003 and was approved by our shareholders at the April 16, 2003 annual shareholders’ meeting, provides for the issuance of up to 1,500 shares of common stock. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

For SFAS 123 purposes, as amended by SFAS 148, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001: expected dividend yield of 0%, expected volatility of 60%, 64% and 65%, respectively, risk-free interest rates of 4.33%, 4.22% and 4.40%, respectively, and expected lives of six years.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the years ended November 30, 2003, 2002 and 2001 as indicated below:

	2003	2002	2001
Net income:
As reported	$23,371	$10,023	$15,343
Recognized stock-based compensation costs, net	—	109	326
Fair value method compensation costs, net	(2,879)	(1,808)	(1,770)

Pro forma	$20,492	$8,324	$13,899

Net income per share, basic:
As reported	$1.23	$.54	$.86
Pro forma	$1.08	$.45	$.78
Net income per share, diluted:
As reported	$1.19	$.52	$.85
Pro forma	$1.04	$.43	$.77

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to include gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows, except for a net extraordinary gain of $11,417 in 2001, which was reclassified in the consolidated financial statements in accordance with the provisions of SFAS 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 supercedes Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at November 30, 2003, except as disclosed in Note 14, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 will not have an impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company’s statement of financial position. This statement is effective for our interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-11, “Reporting Gains and Losses on Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes” (“EITF 03-11”). EITF 03-11 addresses when gains and losses on derivative contracts not held for trading purposes should be reported on a net basis. The adoption of EITF 03-11 did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 will not have an impact on our financial position, results of operations or cash flows.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

(3) SHAREHOLDERS’ EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2003, 2002 and 2001, respectively:

	For the year ended November 30,
	2003	2002	2001
NET INCOME:
Income before change in accounting principle	$23,371	$18,900	$15,343
Change in accounting principle	—	(8,877)	—

Net income	$23,371	$10,023	$15,343

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,925	18,607	17,854
Issued upon assumed exercise of outstanding stock options	651	644	190
Effect of issuance of restricted common shares	56	93	32

Weighted average and potential dilutive outstanding (1)	19,632	19,344	18,076

NET INCOME PER COMMON SHARE:
Basic:
Income before change in accounting principle	$1.23	$1.02	$.86
Change in accounting principle	—	(.48)	—

Total basic	$1.23	$.54	$.86

Diluted:
Income before change in accounting principle	$1.19	$.98	$.85
Change in accounting principle	—	(.46)	—

Total diluted	$1.19	$.52	$.85

(1)	Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 104 shares in 2003, 86 shares in 2002 and 960 shares in 2001.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in Note 2. A summary of the activity of stock options during 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,913	$7.05	2,952	$5.43	1,536	$6.25
Granted	816	14.58	430	12.74	1,644	4.98
Exercised	(273)	5.70	(1,335)	5.50	(40)	5.47
Cancelled	(12)	4.94	(134)	5.08	(188)	8.67

Outstanding at end of year	2,444	$9.72	1,913	$7.05	2,952	$5.43

Options exercisable at year-end	579	$7.15	359	$6.41	1,016	$5.65

Weighted average fair value of options granted		$7.95		$7.12		$5.46

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Compensation expense for stock option grants with exercise prices below the market price at the date of grant is recognized ratably over the vesting period. In 1998, options were granted to purchase 350 shares, which were at market price on the date of approval by the board of directors but at prices below the market price on the date of shareholder approval. Compensation expense recorded for this grant was $0, $175 and $525 in 2003, 2002 and 2001, respectively.

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2003 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$ 2.44 - $ 4.25	33	$3.98	4.06	28	$4.08
$ 4.35 - $ 4.94	969	4.93	7.40	275	4.93
$ 6.38 - $ 7.81	227	6.95	5.19	179	6.91
$ 8.44 - $ 9.35	122	8.50	8.26	18	8.44
$ 9.41 - $11.72	7	11.39	8.01	2	11.14
$13.00 - $13.85	32	13.61	8.58	10	13.44
$14.38 - $15.01	953	14.50	9.33	31	14.45
$15.18 - $15.86	21	15.67	8.69	4	15.82
$18.13 - $20.90	80	19.63	7.97	32	18.84

Total	2,444	$9.72	7.99	579	$7.15

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors. At November 30, 2003 and 2002, no shares of any series of preferred stock were issued and outstanding.

EMPLOYEE STOCK OWNERSHIP PLAN

Effective June 1, 1989 we established an Employee Stock Ownership Plan providing for the issuance of up to 720 shares of our common stock. At November 30, 2003, no contributions had been made to the plan.

STOCK SPLIT

On October 29, 2002, our board of directors approved a two-for-one split of our common stock to shareholders of record on November 15, 2002 with a distribution date of November 29, 2002. As a result of the stock split, the number of outstanding shares doubled.

STOCK BUYBACK

(The number of shares is before the two-for-one stock split of our common stock on November 29, 2002, except for shares repurchased in fiscal 2003.)

In fiscal 1999, our board of directors authorized repurchases of our common stock not to exceed $10,000 in the aggregate. In April 2000, our board of directors authorized repurchases of up to an additional $10,000 of our common stock. In January 2003, the board of directors increased to $10,000 the total authorization to repurchase

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

our common stock under the buyback program. Under these authorizations, 172.5 shares at a cost of $3,912 were reacquired in 1999, 876.5 shares at a cost of $9,489 were repurchased in 2000, 14.0 shares at a cost of $174 were reacquired in 2001, 79.2 shares at a cost of $1,650 were repurchased in 2002, and 360.0 shares at a cost of $5,351 were repurchased in 2003. The repurchased shares were retired and returned to unissued. As of November 30, 2003 $4,649 was available for share repurchases under the board of directors current authorization; however, we are limited in our ability to repurchase shares by restrictions under the terms of the indenture with respect to which our 8.875% Senior Notes (as defined in Note 5) were issued and under the terms of the Credit Facility (as defined in Note 5). The amendment to the Credit Facility on August 22, 2003 modified the restrictions to repurchase shares at levels consistent with the current board authorization. In January 2004, the board of directors increased the total authorization to repurchase our common stock under the buyback program to $20,000.

SHAREHOLDER RIGHTS PLAN

On January 26, 2000, our board of directors adopted a Shareholder Rights Plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000. As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock. The rights will expire on February 11, 2010. As of November 30, 2003, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

RESTRICTED STOCK ISSUANCE

We issued 69, 50 and 200 restricted shares of common stock to certain employees in fiscal 2003, 2002 and 2001, respectively. The market value of these shares on the dates of issuance was $1,000, $1,126 and $993 in 2003, 2002 and 2001, respectively. These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense. Amortization was $655, $272 and $134 in 2003, 2002 and 2001, respectively, with the unamortized value of $2,058 and $1,713 being included as a component of shareholders’ equity in the November 30, 2003 and 2002 Consolidated Balance Sheets, respectively. The shares issued in 2003 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan, while the shares issued in 2002 reduced the number of shares available for issuance under our 2000 Non-Statutory Stock Option Plan, and the shares issued in 2001 reduced the shares available for issuance under our 1998 Non-Statutory Stock Option Plan.

Subsequent to November 30, 2003, we granted 70 restricted shares of common stock to certain employees under our 2003 Stock Incentive Plan. The market value of these shares on the date of issuance was $1,399. These shares of common stock will be amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense. In addition, these shares will reduce the number of shares available for issuance under our 2003 Stock Incentive Plan.

(4) PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

With our adoption of SFAS 142, we obtained independent appraisals to determine the fair values of our intangible assets and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.46 per diluted share in fiscal 2002. These charges, which are reported in

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

our Consolidated Statements of Income as a cumulative effect of change in accounting principle, relate to our Sunsource product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree, our Dexatrim product line, which discontinued the marketing of one of its products in November 2000. After reviewing all pertinent information relating to the revaluation of these intangible assets and performing the annual impairment test as prescribed by SFAS 142 as of November 30, 2003 and 2002, we determined that a revaluation thereof was not required at those dates. The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $244,790 and $244,390 as of November 30, 2003 and November 30, 2002, respectively.

If we had not amortized these intangibles during fiscal 2001, income before change in accounting principle and net income for the fiscal year ended November 30, 2001 would have been $3,456 higher than the reported amounts and diluted earnings per share would have been $.19 higher than reported amounts.

The gross carrying amount of intangible assets subject to amortization at both November 30, 2003 and November 30, 2002, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of these intangible assets at November 30, 2003 and November 30, 2002, was $1,343 and $1,003, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $340, $268, and $110 for the years ended November 30, 2003, 2002 and 2001, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2004, 2005, 2006, 2007 and 2008 is $294, $290, $290, $123 and $40, respectively. Royalty expense related to other purchased product rights for 2003, 2002 and 2001 was $128, $513, and $180, respectively. Amortization and royalty expense are included in advertising and promotion expense in the Consolidated Statements of Income.

(5) LONG-TERM DEBT

Long-term debt consisted of the following at November 30, 2003 and 2002:

	2003	2002
Term loan payable to banks at variable rates of 3.39% and 4.80% as of November 30, 2003 and 2002, respectively	$7,750	$20,000
8.875% Senior Subordinated Notes, due 2008, plus unamortized premium of $138 for 2003 and $170 for 2002	204,676	204,708

Total long-term debt	212,426	224,708
Less: current maturities	7,750	7,250

Total long-term debt, net of current maturities	$204,676	$217,458

On March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the “Credit Facility”). The Credit Facility includes a $15,000 revolving credit line and a $45,000 term loan. The Credit Facility together with our available cash was used to finance the acquisition of Selsun Blue and was used to provide working capital for general corporate purposes. The $45,000 term loan, which requires principal payments to be made quarterly, and any outstanding loans under the revolving credit line mature on March 28, 2007. Interest on the loans is payable to the bank at the lower of LIBOR plus applicable percentages of 2.25% to 3.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.375% to 0.5%. The aforementioned applicable percentages are calculated based on our leverage. As of November 30, 2003, the variable rate on the term loan was 3.39%. No revolving credit loans or letters of credit were outstanding as of November 30, 2003. The Credit Facility is secured by the stock of our domestic subsidiaries and all of our present and future assets excluding real property. The Credit Facility contains covenants, representations, warranties and other agreements by us that are

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

customary in credit agreements and security instruments relating to financings of this type. The significant covenants include fixed charge coverage ratio, leverage ratio, senior leverage ratio and net worth calculations. We will be required to pay the remaining balance of the Credit Facility of $7,750 by April 2004 due to an excess cash flow mandatory prepayment calculation under the Credit Facility. After scheduled payments in December 2003 and March 2004, only $3,750 will be remaining and due for this mandatory prepayment. On August 22, 2003, the Credit Facility was amended to revise the restrictions on the amount of capital expenditures allowed and the dollar amount of our common stock we can purchase, redeem, acquire or retire. In addition, on November 30, 2003, a second amendment to the Credit Facility revised the restrictions on obligations under operating leases.

On January 17, 2001, we completed the consent solicitation and tender offer pursuant to which we retired $70,462 of the principal amount of our 8.875% Senior Subordinated Notes due 2008 (“8.875% Senior Notes”) and $7,397 of the principal amount of our 12.75% Senior Subordinated Notes due 2004 (“12.75% Senior Notes”). Total consideration paid for the consent solicitation and tender offer was $64,937, which was provided by the proceeds of our divestiture of the Ban product line in fiscal 2000. On June 15, 2001, we retired all of the remaining outstanding principal balance of $21,748 of the 12.75% Senior Notes. The retirement of these amounts in 2001 resulted in a net gain of $11,417, which is reported as a net gain on early extinguishment of debt in our Consolidated Statements of Income.

Our 8.875% Senior Notes mature on April 1, 2008, and interest is payable semi-annually on April 1 and October 1 of each year. The 8.875% Senior Notes are subordinated in right of payment to all of our existing and future senior debt. The 8.875% Senior Notes, which were registered under the Securities Act of 1933, were callable April 1, 2003, after which the 8.875% Senior Notes may be redeemed at our option at redemption prices during the twelve-month period beginning each April 1 at 104.44% in 2003, 102.96% in 2004, 101.48% in 2005 and 100% in 2006 and thereafter (expressed as percentages of principal amount) plus accrued and unpaid interest thereon to the applicable redemption date. Upon the occurrence of certain events constituting a change of control, the holders of the 8.875% Senior Notes may require us to repurchase the 8.875% Senior Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest. The 8.875% Senior Notes are guaranteed by Signal Investment & Management Co., and SunDex, LLC, both of which are wholly-owned subsidiaries.

The 8.875% Senior Notes are issued under an indenture with an indenture trustee, which restricts, among other things, the ability of Chattem and its subsidiaries to (i) incur additional indebtedness, (ii) pay dividends, (iii) sell or issue capital stock of a subsidiary, (iv) create encumbrances on the ability of any subsidiary to pay dividends or make other restricted payments, (v) engage in certain transactions with affiliates, (vi) dispose of certain assets, (vii) merge or consolidate with or into, or sell or otherwise transfer all or substantially all their properties and assets as an entirety to another person, or (viii) create additional liens.

Future maturities of long-term debt are as follows:

2004	$7,750
2005	—
2006	—
2007	—
2008	204,538

212,288
Unamortized premium	138

$212,426

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash interest payments during 2003, 2002 and 2001 were $19,043, $19,317 and $23,408 respectively.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated elsewhere in the Notes to the Consolidated Financial Statements, the carrying value of our financial instruments approximates fair value.

At November 30, 2003, the carrying value of the 8.875% Senior Notes exceeded their estimated fair value by approximately $2,529. The fair value was estimated based on quoted market prices for the same or similar issues.

(7) INCOME TAXES

The provision for income taxes from income before change in accounting principle includes the following components for the years ending November 30, 2003, 2002 and 2001:

	2003	2002	2001
Current:
Federal	$4,044	$7,948	$(1,065)
State	667	909	(683)
Deferred	7,549	2,725	11,362

	$12,260	$11,582	$9,614

As of November 30, 2003, we had a foreign tax credit of $1,245, which will expire over five years primarily in fiscal 2006 through 2008, and a state net operating loss carryforward of $610, which will expire in 2023 if unused. In 2003, 2002 and 2001 income tax benefits attributable to employee stock option transactions of $1,259, $4,453 and $37, respectively, were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2003 and 2002, are as follows:

	2003	2002
Deferred tax assets:
Allowances and accruals	$496	$676
Inventory reserve	224	274
Accrued promotional expenses	1,033	1,697
Allowance for product returns	489	1,144
State net operating loss carryforwards	610	—
Accrued postretirement health care benefits	608	625
Other	2,709	676

Gross deferred tax assets	6,169	5,092

Deferred tax liabilities:
Depreciation and amortization	25,833	19,590
Prepaid advertising	478	218
Inventory	181	196
Other	3,032	1,816

Gross deferred tax liabilities	29,524	21,820

Net deferred liability	$23,355	$16,728

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

The deferred provision for income taxes excludes the tax effect of the minimum pension liability adjustment of $922, which is included in the Consolidated Statements of Shareholders’ Equity.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes and change in accounting principle by the United States statutory rate for the years ended November 30, 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001
Expected federal tax provision	$12,471	$10,669	$8,735
State income taxes, net of federal income tax benefit	433	591	1,169
Other, net	(644)	322	(290)

	$12,260	$11,582	$9,614

Income taxes paid in 2003, 2002 and 2001 were $4,345, $4,137 and $1,261, respectively. We received income tax refunds of $434, $1,044 and $4,747 during 2003, 2002 and 2001, respectively.

(8) SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2003 and 2002:

	2003	2002
Raw materials and work in process	$9,740	$9,104
Finished goods	9,507	11,392
Excess of current cost over LIFO value	(1,688)	(1,727)

Total inventories	$17,559	$18,769

International inventories included above are valued on a lower of FIFO cost or market and were $2,848 and $2,896 at November 30, 2003 and 2002, respectively.

Property, plant and equipment consisted of the following at November 30, 2003 and 2002:

	2003	2002
Land	$886	$886
Buildings and improvements	8,005	5,956
Machinery and equipment	49,610	46,537
Construction in progress	946	866

Total property, plant and equipment	59,447	54,245
Less – accumulated depreciation	(30,725)	(27,587)

Property, plant and equipment, net	$28,722	$26,658

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued liabilities consisted of the following at November 30, 2003 and 2002:

	2003	2002
Interest	$3,115	$3,366
Salaries, wages and commissions	3,604	3,739
Product advertising and promotion	5,348	7,524
Product acquisitions and divestitures	205	737
Property and other taxes	363	(101)
Consulting fees	301	747
Legal fees	103	789
Insurance	1,151	934
Pension	1,040	—
Other	758	1,275

Total accrued liabilities	$15,988	$19,010

(9) ACQUISITION OF SELSUN BLUE

On March 28, 2002, we acquired Selsun Blue, a line of medicated dandruff shampoos, from Abbott Laboratories (“Abbott”) for $75,000 plus inventories of $1,380 and assumed liabilities of $1,178. This acquisition includes worldwide rights (except India) to manufacture, sell and market Selsun Blue, which is marketed internationally as Selsun, plus related intellectual property and certain manufacturing equipment. Abbott, or manufacturers under contract to Abbott, manufactured the product for us domestically until June 2003 and internationally will manufacture the product for us, except in North America and a few foreign countries, until the end of March 2004. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture Selsun for the European, Middle East and certain Latin American markets for up to an additional two year period ending March 2006. Abbott will also continue to serve as our distributor for Selsun in certain other foreign countries under separate distribution agreements. All of our Selsun Blue North American product lines are presently being manufactured at our Chattanooga facilities. We generally pay Abbott a fee of 10% over standard manufacturing costs until we assume manufacturing or enter into our own third party agreements. This fee will increase to 20% for markets supplied by Abbott manufacturing facilities after March 2004. Abbott is also marketing, selling and distributing Selsun products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott initially pays us a royalty equal to 28% of international sales of Selsun in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott pays all costs and expenses related to the manufacture, marketing and sales of Selsun in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates. We then record these international sales directly as well as the costs and expenses associated with these sales. In certain international markets, we have licensed Selsun to a distributor and receive a royalty based on a percentage of the distributor sales of Selsun in that market. We have completed the transition in most of the significant markets and expect to complete the transition for the remaining key markets by the end of March 2004.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following unaudited consolidated pro forma information assumes the acquisition of Selsun Blue had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

	For the Year Ended November 30,
	2002	2001
Total revenues	$233,847	$221,817
Income before change in accounting principle	19,441	20,751
Net income .	10,564	20,751
Earnings per share – basic:
Income before change in accounting principle	1.04	1.16
Net income	.57	1.16
Earnings per share – diluted:
Income before change in accounting principle	1.00	1.15
Net income	0.55	1.15

(10) RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee’s compensation. Our contributions are based on computations by independent actuaries. Plan assets at November 30, 2003 and 2002 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000. In 2001, a curtailment loss of $179 resulted from benefits paid exceeding interest costs.

Net periodic pension cost for the years ended November 30, 2003, 2002 and 2001 comprised the following components:

	2003	2002	2001
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	606	564	549
Actual return on plan assets	(629)	(1,700)	(1,018)
Net amortization and deferral	(142)	1,120	425
Curtailment loss	—	—	179

Net pension cost (benefit)	$(165)	$(16)	$135

The change in the projected benefit obligation resulted from the following components for the years ended November 30, 2003 and 2002:

	2003	2002
Projected benefit obligation, beginning of year	$9,054	$8,195
Interest cost	606	564
Actuarial loss	1,182	722
Benefits paid	(606)	(427)

Projected benefit obligation, end of year	$10,236	$9,054

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

The change in Plan assets resulted from the following components for the years ended November 30, 2003 and 2002:

	2003	2002
Fair value of plan assets, beginning of year	$9,173	$7,821
Actual return on plan assets	629	1,700
Employer contribution	—	79
Benefits paid	(606)	(427)

Fair value of plan assets, end of year	$9,196	$9,173

The following table sets forth the funded status of the Plan as of November 30, 2003 and 2002:

	2003	2002
Plan assets at fair market value	$9,196	$9,173
Projected benefit obligation	10,236	9,054

Funded status	(1,040)	119
Unrecognized net loss	2,562	1,238

Prepaid pension costs	1,522	1,357
Minimum pension liability adjustment – other comprehensive income	(2,562)	—

Net pension asset (liability) recognized in balance sheets at end of year	$(1,040)	$1,357

The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% and 6.75% in 2003 and 2002, respectively. The expected long-term rate of return on plan assets was 8% and 9% in 2003 and 2002, respectively. As of November 30, 2003, we had 70 shares of our common stock in the Plan with a fair value of $1,121.

We have a defined contribution plan covering substantially all employees. Eligible participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on the first 6% of compensation contributed by participants. The defined contribution plan expense was $206, $190 and $180 in 2003, 2002 and 2001, respectively. In fiscal 2001, we enhanced our savings investment plan to include an additional 3% employer contribution made on behalf of eligible participants. This additional employer contribution was $672, $608 and $492 in 2003, 2002 and 2001, respectively.

(11) ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective January 1, 1993, our contribution is a service-based percentage of the full premium. We pay these benefits as claims are incurred.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Net periodic postretirement health care benefits cost for the years ended November 30, 2003, 2002 and 2001 included the following components:

	2003	2002	2001
Service cost	$58	$50	$40
Interest cost on accumulated postretirement benefit obligation	80	72	75
Amortization of prior service cost	15	15	15
Amortization of net gain	(31)	(41)	(44)

Net periodic postretirement benefits cost	$122	$96	$86

The change in the accumulated benefit obligation resulted from the following components for the years ended November 30, 2003 and 2002:

	2003	2002
Accumulated benefit obligation, beginning of year	$1,106	$1,075
Service cost	58	50
Interest cost	80	72
Actuarial loss (gain)	104	(21)
Benefits paid	(32)	(70)

Accumulated benefit obligation, end of year	$1,316	$1,106

The following table sets forth the funded status of the plan at November 30, 2003 and 2002:

	2003	2002
Accumulated benefit obligation	$1,316	$1,106
Fair value of plan assets	—	—

Funded status	(1,316)	(1,106)
Unrecognized prior service cost	101	114
Unrecognized actuarial gain	(474)	(610)

Accrued postretirement benefits cost	$(1,689)	$(1,602)

For measurement purposes in 2002, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed in 2002. For measurement purposes in 2003, the trend rate for periods prior to November 30, 2002 was assumed to be 10% decreasing 2% per year to an ultimate level of 5% by 2006, and the trend rate, effective November 30, 2002, was assumed to be 12% for 2004 decreasing 1% per year to an ultimate level of 5% by 2011. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% at November 30, 2003 and 2002, respectively. Due to premium caps in place which limit our expense, a 1% increase in the assumed health care cost trend rate would not affect the accumulated postretirement benefit obligation as of November 30, 2003 or the aggregate of the service and interest cost components of the net annual postretirement benefit cost for the year ended November 30, 2003.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

(12) PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment – OTC health care. This segment includes topical analgesics, medicated skin care, dietary supplement, medicated dandruff shampoo and other OTC products.

Geographical segment information is as follows for the years ended November 30, 2003, 2002 and 2001:

	2003	2002	2001
Revenues:
Domestic	$209,874	$202,074	$167,256
International (1)	23,875	21,042	13,910

Total	$233,749	$223,116	$181,166

Long-Lived Assets (2)
Domestic	$274,217	$272,129	$211,252
International	352	316	396

Total	$274,569	$272,445	$211,648

(1)	International sales include export sales from United States operations and royalties from international sales of Selsun. These royalties were $1,222 and $2,327 for the years ended November 30, 2003 and 2002, respectively.
(2)	Consists of book value of property, plant, equipment, trademarks and other product rights.

Net sales of our domestic product categories within our single healthcare business segment is as follows for the years ended November 30, 2003, 2002 and 2001:

	2003	2002	2001
Revenues:
Topical analgesics	$58,594	$61,219	$51,448
Medicated skin care products	56,528	51,355	46,989
Dietary supplements	37,420	41,968	36,760
Medicated dandruff shampoos	28,351	15,076	—
Other OTC and toiletry products	28,981	32,456	32,059

Total	$209,874	$202,074	$167,256

(13) COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

We are named as a defendant in a number of lawsuits involving claims by plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine (“PPA”), which was an active ingredient in most of our Dexatrim products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In Re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases that have been filed in a number of different states (See Note 15).

We believe that approximately 60% of the existing lawsuits in which we were named as a defendant represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of Dexatrim

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

in December 1998. We are being defended in these lawsuits and are indemnified from liability by The DELACO Company, Inc. (“DELACO”), successor to Thompson Medical Company, Inc., which owned Dexatrim prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy but otherwise has only nominal assets. We further understand that DELACO’s insurance carriers are disputing their responsibility for such coverage. It is uncertain whether DELACO will be able to indemnify us for such claims and even if it is able to do so, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, we cannot assure you that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of Dexatrim or that ultimately we will not be held liable for these claims. Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of Dexatrim. In addition to indemnification from DELACO, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 1998 (See Note 15).

On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs’ Steering Committee (“PSC”) in In re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington (the “Memorandum of Understanding”). The Memorandum of Understanding memorializes certain settlement terms concerning lawsuits relating to Dexatrim products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. The Memorandum of Understanding contemplates that we will commence a national class action settlement of all Dexatrim PPA claims in the first quarter of 2004. We will then seek final approval of the settlement terms at a fairness hearing. Claims would be settled pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If the class settlement is approved, it is expected that a judgment will be entered, and we will pay the finally determined amount of the settlement into a trust fund. We will then publish notice of the final settlement and details on how plaintiffs can submit claims and the deadlines for making such claims. Claims would be settled in the class action pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If we are able to complete a final settlement agreement and successfully obtain approval from the court in each of the foregoing steps, which we presently believe we will be able to do, it is expected that final approval of the class settlement and funding of the settlement trust fund will occur during the second half of 2004.

Based upon the Memorandum of Understanding and the settlement matrix, Multidistrict Litigation (“MDL”) Judge Barbara J. Rothstein has entered a stay of discovery in all federal court Dexatrim PPA cases to allow the PSC and us to negotiate a final settlement agreement and for us to then file our class action settlement. We will seek a similar stay in the state court cases. Approximately 70% of our cases are included in the MDL. We expect many of our cases pending in state courts will join in the settlement discussed above. Judge Rothstein ordered that the Dexatrim case scoring system and settlement matrix remain confidential until a final settlement agreement is entered.

Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of Dexatrim products containing PPA, otherwise some claims may elect to “opt out” of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

Although we believe a liability existed as of November 30, 2003 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at November 30, 2003 and have made no provision for this liability in our consolidated financial statements. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

We have reached an agreement with Kemper Indemnity Insurance Company (“Kemper”) to settle Kemper’s lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation through our first three layers of insurance coverage approximately $60,000 of the $77,000 of product liability coverage provided by these policies. The $60,000 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $22,500 under policies with two other insurance companies. Coverage under these policies is available to us for injuries related to Dexatrim containing PPA occurring after our acquisition of Dexatrim in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004 would not be covered by these insurance policies. We currently have a number of claims relating to inquiries occurring prior to December 1998 for which we will seek indemnification from DELACO and one claim in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001. We believe we have meritorious defenses to these claims and are aggressively defending them. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

We continue to aggressively defend an action brought by Interstate Fire & Casualty Company (“Interstate”) to rescind its $25,000 of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance described above. In the event the $60,000 of insurance funds are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17,000 difference up to $77,000. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including Dexatrim products containing ephedrine. Our existing product liability insurance coverage for all of our other products, including Dexatrim products containing ephedrine, consists of $10,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $3,600 is currently funded, and a total of $30,000 of excess coverage through third party insurers.

We have been named as defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of Dexatrim containing ephedrine. We have also been named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased Dexatrim Results or Dexatrim Natural since January 2000. The class action lawsuit seeks compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of Dexatrim Results and Dexatrim Natural products. None of the plaintiffs in this action have alleged personal injury as a result of the ingestion of a Dexatrim product. We intend to vigorously defend all of these lawsuits.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

On December 30, 2003, the United States Food and Drug Administration (“FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and is expected to publish a final rule with respect to these products shortly. The final rule is expected to prohibit the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule is expected to become effective in the spring of 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine (See Note 15).

Effective on or about May 1, 2003, we and other retail and manufacturing defendants reached a settlement without admission of liability or violation of law in a lawsuit brought in the Superior Court of the State of California, County of San Francisco, by Citizens for Responsible Business, Inc. alleging our failure to comply with newly-added provisions of the Federal Food, Drug and Cosmetic Act with respect to the labeling of products purporting to contain “ginseng” in violation of the California Business and Professional Code. The settlement amount was not material to our financial position, results of operations or cash flows. Under the terms of the settlement, the plaintiffs provided a general release to us and all of our suppliers, distributors and retailers with respect to all of our products, while we are prohibited from shipping after July 1, 2003 products containing “Siberian Ginseng” that do not comply with the new labeling requirements.

Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon the opinion of counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our financial position, results of operations or cash flows if disposed of unfavorably.

REGULATORY

The FDA, the Drug Enforcement Administration and a number of state and local governments have enacted or proposed restrictions or prohibitions on the sale of products that contain ephedrine. Ephedrine can refer to the herbal substance derived from the plant ephedra or the plant heart leaf, which, until September 2002, was used in the manufacturing of some forms of Dexatrim Natural and Dexatrim Results, or synthetic ephedrine, an FDA regulated ingredient used in some OTC drug products, which has not been used in our products. These restrictions include the prohibition of OTC sales, required warnings or labeling statements, record keeping and reporting requirements, the prohibition of sales to minors, per transaction limits on the quantity of product that may be purchased and limitations on advertising and promotion. The enactment of further restrictions or prohibitions on sales, the perceived safety concerns related to ephedrine and the possibility of further regulatory action could result in an increase in the number of ephedrine related lawsuits filed including ones in which we are named as a defendant.

In 1997, the FDA published a proposed rule on the use of dietary supplements containing ephedrine alkaloids. In June 2002, the United States Department of Health and Human Services (“HHS”) proposed an expanded scientific evaluation of ephedra which led to the issuance of a report by the RAND-based Southern California Evidence-Based Practice Center (the “RAND Report”). The RAND Report concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In connection with the RAND Report, HHS has sought public comment on whether additional measures are required concerning the sale and distribution of dietary supplements containing ephedrine alkaloids.

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and is expected to publish a final rule with respect to these products shortly. The final rule is expected to prohibit the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule is expected to become effective in the spring of 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine (See Note 15).

Negative publicity relating to the possible harmful effects of ephedrine and the possibility of further regulatory action to restrict or prohibit the sale of products containing ephedrine resulted in a return of products from retailers in fiscal 2003 for which we initially provided a $750 allowance. At this time, we believe we have received returns representing substantially all Dexatrim with ephedrine. In the fourth quarter of fiscal 2003, the unused portion of the returns allowance for Dexatrim containing ephedrine of $235 was recorded as a reduction of cost of sales.

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme. The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before May 2005. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application (“NDA”) in order to continue to market the Icy Hot Patch or similar delivery systems under our other topical analgesic brands. In such

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted.

We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the Pamprin and Premsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. We have been actively monitoring the process and do not believe that either Pamprin or Premsyn PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in Pamprin and Premsyn PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titantium dioxide on the state’s list of suspected carcinogens. Titantium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titantium dioxide presents “no significant risk” to consumers.

LEASES

The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2003 are as follows:

2004	$407
2005	297
2006	287
2007	277
2008	209
Thereafter	1,192

$2,669

Rental expense was $1,676, $1,394 and $1,442 for 2003, 2002 and 2001, respectively.

Chattem, Inc.

Notes to Consolidated Financial Statements—(Continued)

(14) CONSOLIDATING FINANCIAL STATEMENTS

The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Signal Investment & Management Co. (“Signal”) and SunDex, LLC. (“SunDex”), the guarantors of the long-term debt of Chattem, and the non-guarantor wholly-owned subsidiary companies of Chattem are presented below. Signal and SunDex are wholly-owned subsidiaries of Chattem; the guarantee of Signal and SunDex is full and unconditional and joint and several. The guarantee of Signal and SunDex arose in conjunction with Chattem’s issuance of the 8.875% Senior Notes due on April 1, 2008 and the $60,000 Credit Facility obtained by Chattem on March 28, 2002. The guarantees’ terms match the terms of the 8.875% Senior Notes and the Credit Facility. The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2003 is $212,288.

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2003

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,702	$1,964	$6,265	$—	$26,931
Accounts receivable, less allowances of $3,594	21,729	7,089	3,749	(7,089)	25,478
Inventories	12,670	2,040	2,849	—	17,559
Refundable income taxes	4,423	—	17	—	4,440
Deferred income taxes	3,441	—	—	—	3,441
Prepaid expenses and other current assets	4,401	—	142	(1,167)	3,376

Total current assets	65,366	11,093	13,022	(8,256)	81,225

PROPERTY, PLANT AND EQUIPMENT, NET	27,595	775	352	—	28,722

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	1,057	307,080	—	(62,290)	245,847
Debt issuance costs, net	5,504	—	—	—	5,504
Investment in subsidiaries	235,928	—	—	(235,928)	—
Other	1,596	—	500	—	2,096

Total other noncurrent assets	244,085	307,080	500	(298,218)	253,447

TOTAL ASSETS	$337,046	$318,948	$13,874	$(306,474)	$363,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$7,750	$—	$—	$—	$7,750
Accounts payable and other	9,804	—	1,120	—	10,924
Accrued liabilities	21,426	628	2,190	(8,256)	15,988

Total current liabilities	38,980	628	3,310	(8,256)	34,662

LONG-TERM DEBT, less current maturities	204,676	—	—	—	204,676

DEFERRED INCOME TAXES	56	26,788	(48)	—	26,796

OTHER NONCURRENT LIABILITIES	1,689	—	—	—	1,689

INTERCOMPANY ACCOUNTS	(3,926)	3,469	457	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 19,161	77,815	63,065	6,504	(69,569)	77,815
Class A Common Stock, without par value, authorized and issued 890 shares	—	178,569	—	(178,569)	—
Class B Common Stock, without par value, authorized and issued 110 shares	—	22,070	—	(22,070)	—
Retained earnings	22,274	24,359	3,998	(28,357)	22,274

Total	100,089	288,063	10,502	(298,565)	100,089

Unamortized value of restricted common shares issued	(2,058)	—	—	—	(2,058)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(820)	—	(347)	347	(820)
Minimum pension liability adjustment, net of income taxes	(1,640)	—	—	—	(1,640)

Total shareholders’ equity	95,571	288,063	10,155	(298,218)	95,571

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,046	$318,948	$13,874	$(306,474)	$363,394

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2002

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,505	$1,138	$3,281	$—	$15,924
Accounts receivable, less allowances of $3,897	21,585	2,297	4,088	(2,297)	25,673
Inventories	12,734	3,139	2,896	—	18,769
Refundable income taxes	3,590	—	137	—	3,727
Deferred income taxes	4,016	—	—	—	4,016
Prepaid expenses and other current assets	2,624	—	135	—	2,759

Total current assets	56,054	6,574	10,537	(2,297)	70,868

PROPERTY, PLANT AND EQUIPMENT, NET	25,567	775	316	—	26,658

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	1,397	306,680	—	(62,290)	245,787
Debt issuance costs, net	7,126	—	—	—	7,126
Investment in subsidiaries	18,530	—	—	(18,530)	—
Other	3,030	—	—	—	3,030

Total other noncurrent assets	30,083	306,680	—	(80,820)	255,943

TOTAL ASSETS	$111,704	$314,029	$10,853	$(83,117)	$353,469

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$7,250	$—	$—	$—	$7,250
Accounts payable and other	11,409	—	1,252	—	12,661
Accrued liabilities	19,755	326	1,226	(2,297)	19,010

Total current liabilities	38,414	326	2,478	(2,297)	38,921

LONG-TERM DEBT, less current maturities	217,458	—	—	—	217,458

DEFERRED INCOME TAXES	(1,019)	21,809	(46)	—	20,744

OTHER NONCURRENT LIABILITIES	1,602	—	—	—	1,602

INTERCOMPANY ACCOUNTS	(219,495)	218,951	544	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 19,177	79,313	63,067	7,647	(70,714)	79,313
Retained earnings (deficit)	(1,097)	9,876	1,501	(11,377)	(1,097)

Total	78,216	72,943	9,148	(82,091)	78,216
Unamortized value of restricted common shares issued	(1,713)	—	—	—	(1,713)
Cumulative other comprehensive income:
Foreign currency translation adjustment	(1,759)	—	(1,271)	1,271	(1,759)

Total shareholders’ equity	74,744	72,943	7,877	(80,820)	74,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,704	$314,029	$10,853	$(83,117)	$353,469

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2003

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
TOTAL REVENUES	$177,155	$72,293	$17,952	$(33,651)	$233,749

COSTS AND EXPENSES:
Cost of sales	49,106	9,810	7,470	—	66,386
Advertising and promotion	54,652	10,497	5,473	—	70,622
Selling, general and administrative	39,258	254	1,291	—	40,803
Equity in subsidiary income	(29,980)	—	—	29,980	—

Total costs and expenses	113,036	20,561	14,234	29,980	177,811

INCOME FROM OPERATIONS	64,119	51,732	3,718	(63,631)	55,938

OTHER INCOME (EXPENSE):
Interest expense	(20,431)	—	—	—	(20,431)
Investment and other income, net	44	3	77	—	124
Royalties	(27,331)	(5,952)	(368)	33,651	—
Corporate allocations	3,735	(3,535)	(200)	—	—

Total other income (expense)	(43,983)	(9,484)	(491)	33,651	(20,307)

INCOME BEFORE INCOME TAXES	20,136	42,248	3,227	(29,980)	35,631

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,235)	14,765	730	—	12,260

NET INCOME	$23,371	$27,483	$2,497	$(29,980)	$23,371

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2002

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
TOTAL REVENUES	$174,344	$63,024	$18,115	$(32,367)	$223,116

COSTS AND EXPENSES:
Cost of sales	48,964	6,821	6,972	—	62,757
Advertising and promotion	53,543	9,141	5,575	—	68,259
Selling, general and administrative	36,793	268	3,151	—	40,212
Equity in subsidiary income	(19,017)	—	—	19,017	—

Total costs and expenses	120,283	16,230	15,698	19,017	171,228

INCOME FROM OPERATIONS	54,061	46,794	2,417	(51,384)	51,888

OTHER INCOME (EXPENSE):
Interest expense	(21,292)	—	—	—	(21,292)
Investment and other income, net	(230)	66	50	—	(114)
Royalties	(27,635)	(4,409)	(323)	32,367	—
Insurance premiums	(578)	—	578	—	—
Corporate allocations	2,776	(2,678)	(98)	—	—

Total other income (expense)	(46,959)	(7,021)	207	32,367	(21,406)

INCOME BEFORE INCOME TAXES AND CHANGE IN ACCOUNTING PRINCIPLE	7,102	39,773	2,624	(19,017)	30,482

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,921)	13,724	779	—	11,582

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE	10,023	26,049	1,845	(19,017)	18,900

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT	—	(8,877)	—	—	(8,877)

NET INCOME	$10,023	$17,172	$1,845	$(19,017)	$10,023

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2001

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
NET SALES	$168,231	$9,167	$12,935	$(9,167)	$181,166

COSTS AND EXPENSES:
Cost of sales	47,596	—	4,916	—	52,512
Advertising and promotion	52,365	5,572	3,749	—	61,686
Selling, general and administrative	31,565	25	2,200	—	33,790
Equity in subsidiary income	(4,644)	—	—	4,644	—

Total costs and expenses	126,882	5,597	10,865	4,644	147,988

INCOME FROM OPERATIONS	41,349	3,570	2,070	(13,811)	33,178

OTHER INCOME (EXPENSE):
Interest expense	(21,856)	—	—	—	(21,856)
Investment and other income, net	556	1,606	56	—	2,218
Net gain on early extinguishment of debt	11,417	—	—	—	11,417
Royalties	(8,900)	—	(267)	9,167	—
Premium revenue	(79)	—	79	—	—
Corporate allocations	23	—	(23)	—	—

Total other income (expense)	(18,839)	1,606	(155)	9,167	(8,221)

INCOME BEFORE INCOME TAXES	22,510	5,176	1,915	(4,644)	24,957

PROVISION FOR INCOME TAXES	7,167	1,760	687	—	9,614

NET INCOME	$15,343	$3,416	$1,228	$(4,644)	$15,343

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2003

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$23,371	$27,483	$2,497	$(29,980)	$23,371
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,427	—	157	—	6,584
Deferred income tax provision	1,650	4,979	(2)	—	6,627
Tax benefit realized from stock option plans	1,259	—	—	—	1,259
Other, net	(72)	—	6	—	(66)
Equity in subsidiary income	(29,980)	—	—	29,980	—
Changes in operating assets and liabilities:
Accounts receivable	(144)	(4,792)	339	4,792	195
Inventories	64	1,099	47	—	1,210
Refundable income taxes	(833)	—	120	—	(713)
Prepaid expenses and other current assets	(1,777)	—	(7)	1,167	(617)
Accounts payable and accrued liabilities	(1,574)	302	832	(5,959)	(6,399)

Net cash (used in) provided by operating activities	(1,609)	29,071	3,989	—	31,451

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,359)	—	(168)	—	(5,527)
Purchase of patents, trademarks and other product rights	—	(400)	—	—	(400)
Decrease in other assets, net	1,055	—	424	—	1,479

Net cash (used in) provided by investing activities	(4,304)	(400)	256	—	(4,448)

FINANCING ACTIVITIES:
Repayment of long-term debt	(12,250)	—	—	—	(12,250)
Repurchase of common shares	(5,351)	—	—	—	(5,351)
Proceeds from exercise of stock options	1,555	—	—	—	1,555
Increase in debt issuance costs	(25)	—	—	—	(25)
Changes in intercompany accounts	215,675	(215,481)	(194)	—	—
Recapitalization of affiliate loan	(200,636)	200,636	—	—	—
Redemption of preferred stock of affiliate	1,142	—	(1,142)	—	—
Dividends paid	13,000	(13,000)	—	—	—

Net cash provided by (used in) financing activities	13,110	(27,845)	(1,336)	—	(16,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	75	—	75

CASH AND CASH EQUIVALENTS:
Increase for the year	7,197	826	2,984	—	11,007
At beginning of year	11,505	1,138	3,281	—	15,924

At end of year	$18,702	$1,964	$6,265	$—	$26,931

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2002

(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$10,023	$21,896	$1,845	$(23,741)	$10,023
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,685	—	131	—	5,816
Deferred income tax provision	1,150	6,959	56	—	8,165
Provision for income taxes	(6,672)	6,672	—	—	—
Cumulative effect of change in accounting principle, net	—	8,877	—	—	8,877
Tax benefit realized from stock option plan	4,453	—	—	—	4,453
Stock option expense	175	—	—	—	175
Other, net	269	—	—	—	269
Equity in subsidiary income	(23,741)	—	—	23,741	—
Changes in operating assets and liabilities:				—
Accounts receivable	(4,100)	—	(713)	—	(4,813)
Inventories	(470)	(3,139)	(900)		(4,509)
Refundable income taxes	(1,315)	—	—	—	(1,315)
Prepaid expenses and other current assets	694	—	70	—	764
Accounts payable and accrued liabilities	6,915	—	488	—	7,403

Net cash (used in) provided by operating activities	(6,934)	41,265	977	—	35,308

INVESTING ACTIVITIES:				—
Purchases of property, plant and equipment	(2,981)	(775)	(29)	—	(3,785)
Purchase of patents, trademarks and other product rights	(1,250)	(73,790)	—	—	(75,040)
Investment in subsidiary companies	1,012	—	(1,012)	—	—
(Increase) decrease in other assets, net	(658)	—	1	—	(657)

Net cash used in investing activities	(3,877)	(74,565)	(1,040)	—	(79,482)

FINANCING ACTIVITIES:
Repayment of long-term debt	(25,000)	—	—	—	(25,000)
Proceeds from long-term debt	45,000	—	—	—	45,000
Repurchase of common shares	(1,650)	—	—	—	(1,650)
Proceeds from exercise of stock options	7,346	—	—	—	7,346
Increase in debt issuance costs	(1,146)	—	—	—	(1,146)
Changes in intercompany accounts	(28,613)	28,435	178		—
Dividends paid	5,850	(4,000)	(1,850)	—	—

Net cash provided by (used in) financing activities	1,787	24,435	(1,672)	—	24,550

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(119)	—	222	—	103

CASH AND CASH EQUIVALENTS:				—
Decrease for the year	(9,143)	(8,865)	(1,513)	—	(19,521)
At beginning of year	20,648	10,003	4,794	—	35,445

At end of year	$11,505	$1,138	$3,281	$—	$15,924

Note 14

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2001

(In thousands)

	CHATTEM	SIGNAL	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$15,343	$3,416	$1,228	$(4,644)	$15,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,523	5,572	146	—	10,241
Deferred income tax provision	4,827	6,489	46	—	11,362
Net gain on early extinguishment of debt	(11,417)	—	—	—	(11,417)
Tax benefit realized from stock option plans	37	—	—	—	37
Stock option expense	525	—	—	—	525
Other, net	18	(79)	—	—	(61)
Equity in subsidiary income	(4,644)	—	—	4,644	—
Changes in operating assets and liabilities:
Accounts receivable	18,115	1,154	562	—	19,831
Inventories	210	—	582	—	792
Refundable income taxes	532	—	—	—	532
Prepaid expenses and other current assets	(1,908)	—	(72)	—	(1,980)
Accounts payable and accrued liabilities	(23,134)	—	94	—	(23,040)

Net cash provided by operating activities	3,027	16,552	2,586	—	22,165

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,615)	—	(239)	—	(1,854)
Additions to patents, trademarks and other product rights	—	(277)	—	—	(277)
Proceeds from product divestiture	1,179	—	—	—	1,179
Proceeds from sales of property, plant and equipment	95	—	—	—	95
(Increase) decrease in other assets, net	(586)	—	46	—	(540)

Net cash used in investing activities	(927)	(277)	(193)	—	(1,397)

FINANCING ACTIVITIES:
Repayment of long-term debt	(83,746)	—	—	—	(83,746)
Payment of consent fees and other costs related to repayment of long-term debt	(4,000)	—	—	—	(4,000)
Repurchase of common shares	(174)	—	—	—	(174)
Proceeds from exercise of stock options	119	—	—	—	119
Changes in intercompany accounts	96,871	(98,019)	1,148	—	—
Dividends paid	4,000	(4,000)	—	—	—

Net cash provided by (used in) financing activities	13,070	(102,019)	1,148	—	(87,801)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(37)	—	(19)	—	(56)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	15,133	(85,744)	3,522	—	(67,089)
At beginning of year	5,515	95,747	1,272	—	102,534

At end of year	$20,648	$10,003	$4,794	$—	$35,445

(15) SUBSEQUENT EVENT (Unaudited)

On February 6, 2004, the FDA published a final rule with respect to the sale of dietary supplements containing ephedrine alkaloids. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004 (See Note 13).

On February 10, 2004, we commenced a cash tender offer and consent solicitation for any and all of our $204,538 outstanding principal amount of our 8.875% Senior Notes. The offer is subject to the satisfaction of certain conditions, including the Company’s receipt of tenders of the 8.875% Senior Notes representing a majority of the aggregate principal amount of the 8.875% Senior Notes outstanding, consummation of the required financing, as well as other customary conditions.

On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. We understand that DELACO intends to implement the contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues its settlement through its bankruptcy plan, we expect that the administrative process for DELACO’s settlement will be similar to the process in our class action. As part of this Chapter 11 plan, we expect that after resolution of creditors’ claims DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company (See Note 13).

As of February 12, 2004, we are named as a defendant in approximately 332 lawsuits involving claims by approximately 645 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our Dexatrim products until November 2000. As of February 12, 2004, in the lawsuits we are defending, approximately 150 plaintiffs specifically allege ingestion of Dexatrim. The remaining plaintiffs either do not specifically allege ingestion of Dexatrim or have sued many manufacturers or sellers of products containing PPA without identifying the products they ingested. (See Note 13).

(16) QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 28	May 31	August 31	November 30
FISCAL 2003:

Total revenues	$233,749	58,425	63,633	59,182	52,509
Gross profit	$167,363	40,734	45,920	43,187	37,522
Net Income	$23,371	4,589	7,521	6,837	4,424
Net income per share, diluted (1)	$1.19	.23	.38	.34	.23

FISCAL 2002:
Total revenues	$223,116	48,414	58,672	64,404	51,626
Gross profit	$160,359	33,953	41,986	46,878	37,542

Before change in accounting principle:
Income	$18,900	2,372	5,635	6,417	4,476
Income per share, diluted (1)	$.98	.13	.29	.33	.23
Total:
Net income (loss)	$10,023	(6,505)	5,635	6,417	4,476
Net income (loss) per share, diluted (1)	$.52	(.35)	.29	.33	.23

(1)	The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2003 of this Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b) Changes in Disclosure Controls & Procedures. Since the Evaluation Date, there have not been any significant changes in our disclosure controls & procedures or in other factors that could significantly affect such controls.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

The information found in our 2004 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b) Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of February 12, 2004, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:

NAME	AGE	POSITION WITH REGISTRANT	FIRST ELECTED
Zan Guerry	55	Chairman of the Board and Chief Executive Officer; Director	1990
A. Alexander Taylor II	50	President and Chief Operating Officer; Director	1998
Andrea M. Crouch	45	Vice-President – Brand Management	1995
Ron Galante	60	Vice-President – New Business Development	1996
Richard W. Kornhauser	49	Vice-President – Brand Management	2000
Luke J. Lenahan	54	Vice-President – International	2002
Richard D. Moss	46	Vice-President and Chief Financial Officer	2002
B. Derrill Pitts	61	Vice-President – Operations	1984
Donald K. Riker, Ph.D.	58	Vice-President – Research and Development and Chief Scientific Officer	2001
Scott J. Sloat	41	Controller	2002
Charles M. Stafford	53	Vice-President – Sales	1994

Zan Guerry. Mr. Guerry became our chairman of the board and chief executive officer in June 1990. Previously, he served as our vice president and chief financial officer from 1980 until 1983, as executive vice president from 1983 to 1990, as president of Chattem Consumer Products from 1989 to 1994, as chief operating officer from 1989 to 1990 and as president from 1990 to 1998. Mr. Guerry became one of our directors in 1981. He is also a director of SunTrust Bank, Chattanooga, N.A.

A. Alexander Taylor II. Mr. Taylor became our president and chief operating officer in January 1998. Prior to joining us, he was a partner with the law firm of Miller & Martin LLP, our general counsel, from 1983 to 1998. Mr. Taylor became one of our directors in 1993. He is also a director of The Krystal Company, a restaurant company, and Constar International Inc., a packaging company.

Andrea M. Crouch. Ms. Crouch became our vice president-brand management in 1995. Ms. Crouch joined us in 1985 as an assistant brand manager. Prior to joining us, she served as product planner for Hayes Microcomputer Products, a manufacturer of modems and communication equipment, and previously was a systems consultant with Arthur Andersen LLP, an accounting firm.

Ron Galante. Mr. Galante became our vice president-new business development in June 1996. Previously, he was director - new business development. Prior to that, Mr. Galante served as general manager of Chattem Canada, our Canadian subsidiary, from June 1990 to May 1993 and as director of marketing for many of our domestic brands from 1980 until 1990.

Richard W. Kornhauser. Mr. Kornhauser joined us in May 2000 as our vice president-brand management. Prior to joining us, Mr. Kornhauser served as vice president group marketing director for Combe Incorporated, a consumer products company, from October 1990 until May 2000. Previously, he served as a marketing director at Del Laboratories, a consumer products company.

Luke J. Lenahan. Mr. Lenahan joined us in February 2002 as our vice president–international. Prior to joining us, he served as general manager, adult skin care and vice president-marketing health care with Johnson & Johnson, a diversified health company, from 1995 to 2001 in Japan. Previously, he held senior marketing positions with consumer products companies Combe Incorporated and Procter & Gamble Co. in the United States and Japan.

Richard D. Moss. Mr. Moss joined us in August 2002 as our vice president and chief financial officer. Prior to joining us, he served as vice president and treasurer for Sealy Corporation, a bedding manufacturing company, from February 1999 until August 2002 and previously was group treasurer for Ansaldo Signal N.V., a railway signaling company, from November 1996 to December 1998. He is also a director of Anvil Holdings, Inc., a marketer and manufacturer of activewear.

B. Derrill Pitts. Mr. Pitts joined us in 1961 and since that time has served us in all manufacturing operation disciplines. He was promoted to vice president-operations in 1984.

Donald K. Riker, Ph.D. Dr. Riker joined us in November 2001 as our vice president-research and development and chief scientific officer. Prior to joining us, he was employed by Richardson-Vicks, Inc., a health and personal care products company, from 1982 to 1986 and the Procter & Gamble Co., a consumer products company, from 1986 to 2001 in various research capacities, the last of which was as P&G Corporate Fellow, Personal Health Care.

Scott J. Sloat. Mr. Sloat, a certified public accountant, joined us in February 2001 as our controller. Prior to joining us, he served as vice president of finance of Four Seasons Environmental, Inc., an environmental consulting firm, from 2000 to 2001, as vice president of accounting for Check Into Cash, Inc., a deferred presentment finance company, from 1998 to 2000 and as controller and then vice president - finance of Silverman Retail Consultants, Inc., a consulting firm from 1994 to 1998. Prior to 1995, Mr. Sloat served as an audit manager for Touche, Ross & Co. (currently Deloitte & Touche LLP), an accounting firm.

Charles M. Stafford. Mr. Stafford became our vice president-sales in June 1994. Previously, he served as our director of field sales and zone sales manager. Prior to joining us in 1983, Mr. Stafford held sales management positions with Johnson & Johnson, a pharmaceutical company, and Schering Corporation (now Schering–Plough Corporation), a research-based pharmaceutical company.

(c) Compliance with Section 16 (a) of the Exchange Act

The information found in our 2004 Proxy Statement under the heading “Section 16 (a) Beneficial Reporting Compliance” is hereby incorporated by reference.

(d) Audit Committee; Audit Committee Financial Expert

The information found in our 2004 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report – Identification of Members and Functions of Committee” is hereby incorporated by reference.

(e) Principal Executive and Financial Officer Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this code of business conduct and ethics will be posted on the Company’s website. In the event waivers are granted under the code of business conduct and ethics, such waivers will be posted on our website for one year from the date the waiver is granted.

Item 11. Executive Compensation

The information found in our 2004 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information found in our 2004 Proxy Statement under the heading “Ownership of Common Stock” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information found in our 2004 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information found in our 2004 Proxy Statement under the heading “Selection of Auditors for Fiscal 2004” is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Report on Forms 8-K

(a) 1. Consolidated Financial Statements

The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Financial Statements of Chattem, Inc. and Subsidiaries

Report of Independent Auditors
Consolidated Balance Sheets as of November 30, 2003 and 2002
Consolidated Statements of Income for the Years Ended November 30, 2003, 2002 and 2001
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended November 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2. The following financial statement schedule is filed as Exhibit 99.1 to this report:

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number		Description of Exhibit	References
3.1		Restated Charter of Chattem, Inc., as amended	(9)

3.2		Amended and Restated By-Laws of Chattem, Inc.	(1)

4.1		Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2		Form of Indenture dated March 24, 1998 between Chattem, Inc. and SouthTrust Bank of Alabama, N.A. relating to the 8.875% Senior Subordinated Notes due 2008	(3)

4.3		First Amendment and Supplemental Indenture dated January 3, 2001 to Form of Indenture dated March 24, 1998 between Chattem, Inc. and SouthTrust Bank of Alabama, N.A. relating to the 8.875% Senior Subordinated Notes due 2008.	(11)

10.1		Lease Agreements, as amended, dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee	(4) and (5)

10.2		Asset Purchase Agreement dated June 6, 1996 between Campbell Laboratories, Inc., seller, and Chattem, Inc. and Signal Investment & Management Co., purchasers, for the Herpecin-L business	(5)

10.3		First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective June 30, 1992	(6)

10.4	*	Chattem, Inc. Non-Statutory Stock Option Plan - 1998	(6)

10.5		Commercial Lease dated April 1, 1998 between Chattem, Inc., lessee, and Kenco Group, Inc., lessor, for warehouse space Located at 4309 Distribution Avenue, Chattanooga, Tennessee.	(7)

10.6		Purchase and Sale Agreement dated November 16, 1998 by and among Thompson Medical Company, Inc., Chattem, Inc. and Signal Investment & Management Co. for certain products	(8)

10.7	*	Chattem, Inc. Non-Statutory Stock Option Plan – 2000	(9)

10.8		Asset Sale Agreement dated August 24, 2000 by and among The Andrew Jergens Company, Chattem, Inc. and Signal Investment & Management Co. for the Ban business.	(10)

10.9	*	Form of Employment Agreements – Zan Guerry A. Alexander Taylor II	(11)

10.10	*	Form of Amended and Restated Severance Agreements- Zan Guerry A. Alexander Taylor II	(11)

10.11	*	Form of Amended and Restated Non-Competition and Severance Agreements- Andrea M. Crouch Ron Galante Luke J. Lenahan Richard W. Kornhauser Richard D. Moss B. Derrill Pitts Don K. Riker Charles M. Stafford	(11)

Exhibit Number		Description of Exhibit	References
10.12	*	Form of Restricted Stock Agreements – Zan Guerry A. Alexander Taylor II	(12)

10.13		Asset Purchase Agreement dated March 5, 2002 by and between Abbott Laboratories and Chattem, Inc. for the Selsun Blue product line	(14)

10.14		Credit Agreement dated as of March 28, 2002 among Chattem, Inc., its domestic subsidiaries, identified Lenders and Bank of America, N.A., as Agent	(14)

10.15	*	Restricted Stock Agreement with A. Alexander Taylor II dated October 29, 2002	(13)

10.16	*	Chattem, Inc. Stock Incentive Plan – 2003

10.17	*	Restricted Stock Agreement with Zan Guerry dated May 29, 2003	(15)

10.18		First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(15)

10.19		First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(15)

10.20		First Amendment to Credit Agreement, dated August 22, 2003 by and among Chattem, Inc., its domestic Subsidaries, identified Lenders, and Bank of America, N.A., as Agent	(16)

10.21		Second Amendment to Credit Agreement, dated November 30, 2003 by and among Chattem, Inc., its domestic Subsidiaries, identified Lenders, and Bank of America, N.A., as Agent

10.22		Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington

21		Subsidiaries of the Company

23		Consent of Independent Auditors

31		Certification required by Rule 13a-14(a) under the Securities Exchange Act

32		Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1		Schedule II – Valuation and Qualifying Accounts

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15c of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1)	Form 8-K filed February 1, 2000.

(2)	Form 8-A filed February 1, 2000.

(3)	Form S-4 filed May 26, 1998.

(4)	Form 10-K for the year ended November 30, 1995.

(5)	Form 10-K for the year ended November 30, 1996.

(6)	Form 10-K for the year ended November 30, 1997.

(7)	Form 10-K for the year ended November 30, 1998.

(8)	Form 8-K filed December 28, 1998.

(9)	Form 10-K for the year ended November 30, 1999.

(10)	Form 8-K filed October 2, 2000.

(11)	Form 10-K for the year ended November 30, 2000.

(12)	Form 10-K for the year ended November 30, 2001.

(13)	Form 10-K for the year ended November 30, 2002.

(14)	Form 8-K filed April 10, 2002, as amended.

(15)	Form 10-Q filed for the quarter ended May 31, 2003.

(16)	Form 10-Q filed for the quarter ended August 31, 2003.

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2003:

Form 8-K, filed September 18, 2003, announcing our financial results for the third quarter ended August 31, 2003.

Form 8-K, filed November 26, 2003, announcing motion to intervene in lawsuit filed by Interstate Fire & Casualty Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2004	CHATTEM, INC.

	By:	/s/ ZAN GUERRY
Zan Guerry Chairman and Chief Executive Officer

	By:	/s/ RICHARD D. MOSS
Richard D. Moss Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ZAN GUERRY Zan Guerry	Chairman of the Board and Director (Chief Executive Officer)	2-17-04

/s/ A. ALEXANDER TAYLOR II A. Alexander Taylor II	President and Director (Chief Operating Officer)	2-17-04

/s/ SAMUEL E. ALLEN Samuel E. Allen	Director	2-17-04

/s/ ROBERT E. BOSWORTH Robert E. Bosworth	Director	2-17-04

/s/ RICHARD E. CHENEY Richard E. Cheney	Director	2-17-04

/s/ BILL W. STACY Bill W. Stacy	Director	2-17-04

/s/ PHILIP H. SANFORD Philip H. Sanford	Director	2-17-04

CHATTEM, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.16	Chattem, Inc. Stock Incentive Plan - 2003

10.21	Second Amendment to Credit Agreement, dated November 30, 2003 by and among Chattem, Inc., its domestic Subsidiaries, identified Lenders, and Bank of America, N.A., as Agent

10.22	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington

21	Subsidiaries of the Company

23	Consent of Independent Auditors

31	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts