Form 10-Q
period 2004-02-29
CHATTEM INC
filed 2004-04-09
CIK 19520

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



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004
                          COMMISSION FILE NUMBER 0-5905




                                  CHATTEM, INC.
                   ------------------------------------------
                             A TENNESSEE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571






REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE
ACT).

AS OF APRIL 1, 2004, 19,522,598 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.

================================================================================

                                  CHATTEM, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of February 29, 2004 and
      November 30, 2003                                                      3

    Condensed Consolidated Statements of Operations for the Three
      Months Ended February 29, 2004 and February 28, 2003                   5

    Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended February 29, 2004 and February 28, 2003                          6

    Notes to Condensed Consolidated Financial Statements                     7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks      35

  Item 4.  Controls and Procedures                                          36



PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 37

  Item 2. Changes in Securities and Use of Proceeds                         37

  Item 3. Defaults Upon Senior Securities                                   37

  Item 4. Submission of Matters to a Vote of Security Holders               37

  Item 5. Other Information                                                 37

  Item 6. Exhibits and Reports on Form 8-K                                  37



SIGNATURES                                                                  38

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                     FEBRUARY 29,        NOVEMBER 30,
ASSETS                                                                   2004                2003
------                                                               ------------        ------------
                                                                     (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                                          $     29,283        $     26,931
  Restricted cash (Note 3)                                                 32,227                --
  Accounts receivable, less allowances of $3,765 at
    February 29, 2004 and $3,594 at November 30, 2003                      34,586              25,478
  Inventories                                                              17,568              17,559
  Refundable income taxes                                                   8,183               4,431
  Deferred income taxes                                                     2,551               3,441
  Prepaid expenses and other current assets                                 1,284               3,376
                                                                     ------------        ------------
    Total current assets                                                  125,682              81,216
                                                                     ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                         28,389              28,722
                                                                     ------------        ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net             245,787             245,847
  Debt issuance costs, net                                                  6,432               5,504
  Other                                                                     2,751               2,096
                                                                     ------------        ------------
    Total other noncurrent assets                                         254,970             253,447
                                                                     ------------        ------------

      TOTAL ASSETS                                                   $    409,041        $    363,385
                                                                     ============        ============



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                     FEBRUARY 29,         NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                     2004                 2003
------------------------------------                                 ------------         ------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                              $       --           $      7,750
   Called debt (Notes 3 and 13)                                            30,028                 --
   Accounts payable and other                                              11,746               10,924
   Accrued liabilities                                                     15,056               15,979
                                                                     ------------         ------------
     Total current liabilities                                             56,830               34,653
                                                                     ------------         ------------

LONG-TERM DEBT, less current maturities and called debt                   225,000              204,676
                                                                     ------------         ------------

DEFERRED INCOME TAXES                                                      27,888               26,796
                                                                     ------------         ------------

OTHER NONCURRENT LIABILITIES                                                1,710                1,689
                                                                     ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued                                                              --                   --
  Common shares, without par value, authorized 50,000,
    issued 19,458 at February 29, 2004 and 19,161 at
    November 30, 2003                                                      81,474               77,815
   Retained earnings                                                       21,562               22,274
                                                                     ------------         ------------
                                                                          103,036              100,089
  Unamortized value of restricted common shares issued                     (3,233)              (2,058)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment                                  (550)                (820)
    Minimum pension liability adjustment, net of income taxes              (1,640)              (1,640)
                                                                     ------------         ------------
     Total shareholders' equity                                            97,613               95,571
                                                                     ------------         ------------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                                     $    409,041         $    363,385
                                                                     ============         ============




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                                FOR THE THREE MONTHS ENDED
                                                             ---------------------------------
                                                             FEBRUARY 29,         FEBRUARY 28,
                                                                 2004                 2003
                                                             ------------         ------------
REVENUES:
  Net sales                                                  $     60,927         $     58,125
  Royalties                                                           310                  300
                                                             ------------         ------------
    Total revenues                                                 61,237               58,425
                                                             ------------         ------------

COSTS AND EXPENSES:
  Cost of sales                                                    16,952               17,691
  Advertising and promotion                                        18,532               18,405
  Selling, general and administrative                              10,829                9,814
                                                             ------------         ------------
    Total costs and expenses                                       46,313               45,910
                                                             ------------         ------------

INCOME FROM OPERATIONS                                             14,924               12,515
                                                             ------------         ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                 (4,755)              (5,147)
  Investment and other income, net                                     45                   34
  Loss on early extinguishment of debt                            (11,309)                --
                                                             ------------         ------------
    Total other income (expense)                                  (16,019)              (5,113)
                                                             ------------         ------------

(LOSS) INCOME BEFORE INCOME TAXES                                  (1,095)               7,402

(BENEFIT FROM) PROVISION FOR INCOME TAXES                            (383)               2,813
                                                             ------------         ------------

NET (LOSS) INCOME                                            $       (712)        $      4,589
                                                             ============         ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding - basic                             19,099               19,165
                                                             ============         ============
  Weighted average and potential dilutive outstanding              19,881               19,949
                                                             ============         ============

NET (LOSS) INCOME PER COMMON SHARE:
 Basic                                                       $       (.04)        $        .24
                                                             ============         ============
 Diluted                                                     $       (.04)        $        .23
                                                             ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
              (Unaudited and in thousands, except per share amount)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                               ---------------------------------
                                                                               FEBRUARY 29,         FEBRUARY 28,
                                                                                   2004                 2003
                                                                               ------------         ------------
OPERATING ACTIVITIES:
  Net (loss) income                                                            $       (712)        $      4,589
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                   1,537                1,499
      Deferred income taxes                                                           1,982                  952
      Tax benefit realized from stock option plans                                    1,083                  143
      Loss on early extinguishment of debt                                           11,309                 --
      Other, net                                                                       --                   (129)
      Changes in operating assets and liabilities:
        Accounts receivable                                                          (9,108)              (6,770)
        Inventories                                                                      (9)              (1,116)
        Refundable income taxes                                                      (3,752)              (1,134)
        Prepaid expenses and other current assets                                     2,092                  253
        Accounts payable and accrued liabilities                                       (101)              10,045
                                                                               ------------         ------------
           Net cash provided by operating activities                                  4,321                8,332
                                                                               ------------         ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                           (491)              (1,464)
  Purchases of patents, trademarks and other product rights                             (17)                --
  (Increase) decrease in other assets, net                                             (490)                 955
                                                                               ------------         ------------
           Net cash used in investing activities                                       (998)                (509)
                                                                               ------------         ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                                      (182,280)              (1,750)
  Proceeds from long-term debt                                                      200,000                 --
  Proceeds from borrowings under revolving credit facility                           25,000                 --
  Proceeds from exercise of stock options                                             1,453                  160
  Repurchase of common shares                                                          (319)              (1,579)
  Increase in debt issuance costs                                                    (5,678)                --
  Retirement of debt issuance costs                                                  (6,946)                --
  Restricted cash                                                                   (32,227)                --
                                                                               ------------         ------------
          Net cash used in financing activities                                        (997)              (3,169)
                                                                               ------------         ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                                         26                  148
                                                                               ------------         ------------

CASH AND CASH EQUIVALENTS:
  Increase for the period                                                             2,352                4,802
  At beginning of period                                                             26,931               15,924
                                                                               ------------         ------------
  At end of period                                                             $     29,283         $     20,726
                                                                               ============         ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 70 shares of restricted common stock at a value of $19.98
     per share                                                                 $      1,399         $       --

PAYMENTS FOR:
  Interest                                                                     $      6,378         $        383
  Taxes                                                                        $        108         $          6

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

All monetary and share amounts are expressed in thousands.

1.   BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2003. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2.   CASH AND CASH EQUIVALENTS
     -------------------------

          We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.   RESTRICTED CASH
     ---------------

          On February 10, 2004, we commenced a cash tender offer and consent solicitation for the $204,538 outstanding principal amount of our 8.875% Subordinated Notes (defined in Note 13). The consent solicitation expired on February 24, 2004, and a total of approximately $174,530, or approximately 85.3% of the 8.875% Subordinated Notes, were tendered and accepted for payment on February 26, 2004. The remaining principal outstanding, call premium, accrued interest and interest to call date amounting to $32,227 was placed in escrow with the trustee of the indenture to fund the purchase of additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the remaining 8.875% Subordinated Notes that were not tendered in such offer in accordance with their terms on April 1, 2004 at a redemption price of 102.9583% of their aggregate principal amount (See Note
     13). As of February 29, 2004, restricted cash is comprised of the following:

                    Called principal                          $     30,008
                    Accrued interest                                 1,072
                    Call premium                                       888
                    Interest to call date                              259
                                                              ------------
                       Total restricted cash                  $     32,227
                                                              ============

4.   RECLASSIFICATIONS
     -----------------

          Certain prior year amounts have been reclassified to conform to the current period's presentation.

5.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of

     Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows, except for the loss on early extinguishment of debt of $11,309 in the first quarter of fiscal 2004, which was classified in the condensed consolidated financial statements in accordance with the provisions of SFAS 145.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at February 29, 2004, except as disclosed in Note 20, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending December 31, 2002. We implemented the interim disclosure provision in our first quarter of fiscal 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 will not have an impact on our financial position, results of operations or cash flows.

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

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company's statement of financial position. This statement is effective for our interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

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

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 did not have an impact on our financial position, results of operations or cash flows.

6.   STOCK-BASED COMPENSATION
     ------------------------

          Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 Stock Incentive Plan provides for the issuance of up to 1,500 shares of common stock. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

          For SFAS 123 purposes, as amended by SFAS 148, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2003: expected dividend yield of 0%, expected volatility of 53% and 64%, respectively, risk-free interest rates of 3.97% and 3.69%, respectively, and expected lives of six years.

          Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net (loss) income and net (loss) income per share would have been adjusted to the pro forma amounts for the three months ended February 29, 2004 and February 28, 2003, respectively, as indicated below:

                                                          2004          2003
                                                        --------      --------

          Net (loss) income:
            As reported                                 $   (712)     $  4,589
            Fair value method compensation cost, net         861           525
                                                        --------      --------
            Pro forma                                   $ (1,573)     $  4,064
                                                        ========      ========

          Net (loss) income per share, basic:
            As reported                                 $   (.04)     $    .24
            Pro forma                                   $   (.08)     $    .21

          Net (loss) income per share, diluted:
            As reported                                 $   (.04)     $    .23
            Pro forma                                   $   (.08)     $    .20

7.   EARNINGS PER SHARE
     ------------------

          The following table presents the computation of per share earnings for the three months ended February 29, 2004 and February 28, 2003, respectively:

                                                         2004           2003
                                                      ----------     ----------

          NET (LOSS) INCOME                           $     (712)    $    4,589
                                                      ==========     ==========

          NUMBER OF COMMON SHARES:
             Weighted average outstanding                 19,099         19,165
             Issued upon assumed exercise of
              outstanding stock options                      712            688
             Effect of issuance of restricted common
              shares                                          70             96
                                                      ----------     ----------
             Weighted average and potential
              dilutive outstanding (1)                    19,881         19,949
                                                      ==========     ==========

          NET (LOSS) INCOME PER COMMON SHARE:
              Basic                                   $     (.04)    $      .24
                                                      ==========     ==========
              Diluted                                 $     (.04)    $      .23
                                                      ==========     ==========

          (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 62 shares in 2004 and 80 shares in 2003.

8.   ADVERTISING EXPENSES
     --------------------

          We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter ("OTC") health care products and toiletries. Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers. Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB 28) and adjusting that accrual to the actual expenses incurred at the end of the year.

9.   SHIPPING AND HANDLING
     ---------------------

          Shipping and handling costs of $1,434 and $1,458 are included in selling expenses for the three months ended February 29, 2004 and February 28, 2003, respectively.

10.  PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     -----------------------------------------------------

          The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $244,807 and $244,790 as of February 29, 2004 and November 30, 2003, respectively. The gross carrying amount of intangible assets subject to amortization at both February 29, 2004 and November 30, 2003, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of intangible assets at February 29, 2004 and November 30, 2003 was $1,420 and $1,343,
     respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 29, 2004 and February 28, 2003 was $77 and $85, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2005, 2006, 2007, 2008 and 2009 is $290, $290, $123, $40 and $20,
     respectively.

11.  INVENTORIES
     -----------

          Inventories consisted of the following as of February 29, 2004 and November 30, 2003:

                                                        2004            2003
                                                     ----------      ----------

          Raw materials and work in process          $    8,038      $    9,740
          Finished goods                                 11,218           9,507
          Excess of current cost over LIFO values        (1,688)         (1,688)
                                                     ----------      ----------
              Total inventories                      $   17,568      $   17,559
                                                     ==========      ==========

12.  ACCRUED LIABILITIES
     -------------------

          Accrued liabilities consisted of the following as of February 29, 2004 and November 30, 2003:

                                                        2004            2003
                                                     ----------      ----------

          Interest                                   $    1,217      $    3,115
          Salaries, wages and commissions                 1,526           3,604
          Product advertising and promotion               8,855           5,348
          Product acquisitions and divestitures             205             205
          Property and other taxes                          149             354
          Consulting fees                                   280             301
          Insurance                                         683           1,151
          Pension                                           998           1,040
          Other                                           1,143             861
                                                     ----------      ----------
              Total accrued liabilities              $   15,056      $   15,979
                                                     ==========      ==========

13.  LONG-TERM DEBT
     --------------

          Long-term debt consisted of the following as of February 29, 2004 and November 30, 2003:

                                                        2004            2003
                                                     ----------      ----------
          Revolving Credit Facility due 2009 at a
           variable rate of 4.75% as of
           February 29, 2004                         $   25,000      $     --
          Term loan payable to banks at variable
           rates of 3.42% and 3.39% as of
           February 26, 2004 (termination date)
           and November 30, 2003, respectively             --             7,750
          Called - 8.875% Senior Subordinated
           Notes, due 2008, plus unamortized
           premium of $20 for 2004 and $138
           for 2003                                      30,028         204,676
          Floating Rate Senior Notes due 2010
            at a variable rate of 4.12% as of
            February 29, 2004                            75,000            --
          7.0% Senior Subordinated Notes due 2014       125,000            --
                                                     ----------      ----------
          Total long-term debt                          255,028         212,426
          Less:  current maturities and called
            debt                                         30,028           7,750
                                                     ----------      ----------
          Total long-term debt, net of current
            maturities and called debt               $  225,000      $  204,676
                                                     ==========      ==========

          On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility due February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of February 29, 2004, $25,000 had been borrowed under the Revolving Credit Facility and the variable rate was 4.75%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On March 9, 2004, we repaid $15,000 of our outstanding borrowings under our Revolving Credit Facility. As of April 1, 2004, the Revolving Credit Facility had an outstanding balance of $10,000.

          On March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility included a $15,000 revolving credit line and a $45,000 term loan. The remaining balance of the term loan was repaid as part of the refinancing transactions discussed herein, and the revolving credit line was terminated on February 26, 2004.

          On February 10, 2004, we commenced a cash tender offer and consent solicitation for the $204,538 outstanding principal amount of our 8.875% Senior Subordinated Notes due 2008 (the "8.875% Subordinated Notes"). The consent solicitation expired on February 24, 2004, and a total of approximately $174,530, or approximately 85.3% of the 8.875% Subordinated Notes, were tendered and accepted for payment on February 26, 2004. The remaining principal outstanding, call premium, accrued interest and interest to call date amounting to $32,227 was placed in escrow with the trustee of the indenture to fund the purchase of additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the remaining 8.875% Subordinated Notes that were not tendered in such offer in accordance with their terms on April 1, 2004 at a redemption price of 102.9583% of their aggregate principal amount. The cash placed in escrow used to pay these obligations is included in restricted cash in the Condensed Consolidated Balance Sheet (See Note 3).

          On February 26, 2004, we completed our refinancing of the Credit Facility and purchased approximately $174,530 of our 8.875% Subordinated Notes that were tendered, which resulted in a loss on early extinguishment of debt of $11,309 and a tax benefit of $3,958. In the second quarter of fiscal 2004, we anticipate recording an additional loss on early extinguishment of debt of approximately $1,600 and a related tax benefit of $500 related to the redemption of the remaining $30,008 of our called 8.875% Subordinated Notes.

          On February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes").

          The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of February 29, 2004). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes will be unsecured senior obligations of the guarantors and will rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes will effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%. At any time prior to March 1, 2005, we may redeem up to 35% of the aggregate principal amount of the Floating Rate Notes (including any additional Floating Rate Notes) at a redemption price of 100.0% of the principal amount thereof, plus a premium equal to the interest rate per annum on the Floating Rate Notes applicable on the date on which notice of the redemption is given, together with accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65% of the aggregate principal amount of Floating Rate Notes remains outstanding immediately after the occurrence of each redemption (excluding Floating Rate Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

          Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears on March 1 and September 1, commencing on September 1, 2004. Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes. The guarantees of the 7.0% Subordinated Notes will be unsecured senior subordinated obligations of the guarantors. At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2009 at 103.500%, March 1, 2010 at 102.333%, March 1, 2011 at 101.167% and March 1,
     2012 and thereafter at 100%. At any time prior to March 1, 2007, we may redeem up to 35% of the aggregate principal amount of the 7.0%

     Subordinated Notes (including any additional 7.0% Subordinated Notes) at a redemption price of 107% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption rate, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65% of the aggregate principal amount of the 7.0% Subordinated Notes remains outstanding immediately after the occurrence of such redemption (excluding 7.0% Subordinated Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

          The indentures governing the Floating Rate Notes and 7.0% Subordinated Notes will, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in our restricted subsidiaries, (vi) restrict dividends or other payments from restricted subsidiaries, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. In addition, if we experience specific kinds of changes in control, we must offer to purchase the Floating Rate Notes and 7.0% Subordinated Notes at 101% of their principal amount plus accrued and unpaid interest.

          Excluding the $30,028 of called debt, the future maturities of long-term debt outstanding as of February 29, 2004 are as follows:

             2005                                    $     --
             2006                                          --
             2007                                          --
             2008                                          --
             2009                                        25,000
             Thereafter                                 200,000
                                                     ----------
                                                     $  225,000
                                                     ==========

14.  COMPREHENSIVE INCOME
     --------------------

          Comprehensive income consisted of the following components for the three months ended February 29, 2004 and February 28, 2003, respectively:

                                                        2004            2003
                                                     ----------      ----------

          Net (loss) income                          $     (712)     $    4,589
          Other - foreign currency
            translation adjustment                          270             364
                                                     ----------      ----------
             Total                                   $     (442)     $    4,953
                                                     ==========      ==========

15.  STOCK BUYBACK
     -------------

          In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20,000. In the first quarter of fiscal 2004, we repurchased 16 shares for $319. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes.

16.  RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
     --------------------------------------------------------

          RETIREMENT PLANS

          We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at February 29, 2004 and November 30, 2003 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

          Net periodic pension cost for the three months ended February 29, 2004 and February 28, 2003 comprised the following components:


                                                        2004            2003
                                                     ----------      ----------
          Service cost                               $     --        $     --
          Interest cost on projected benefit
            obligation                                      155             152
          Actual return on plan assets                     (178)           (157)
          Net amortization and deferral                      28             (36)
                                                     ----------      ----------
          Net pension cost (benefit)                 $        5      $      (41)
                                                     ==========      ==========

          No employer contributions were made for the three months ended February 29, 2004 and February 28, 2003, and no employer contributions are expected to be made in fiscal 2004.

          POSTRETIREMENT HEALTH CARE BENEFITS

          We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective January 1, 1993, our contribution is a service-based percentage of the full premium. We pay these benefits as claims are incurred. Employer contributions expected for fiscal 2004 are approximately $70.

          Net periodic postretirement health care benefits cost for the three months ended February 29, 2004 and February 28, 2003, included the following components:

                                                        2004            2003
                                                     ----------      ----------
          Service cost                               $       16      $       14
          Interest cost on accumulated
            postretirement benefit obligation                20              20
          Amortization of prior service cost                  4               4
          Amortization of net gain                           (8)             (7)
                                                     ----------      ----------
          Net periodic postretirement benefits
            cost                                     $       32      $       31
                                                     ==========      ==========

17.  INCOME TAXES
     ------------

          We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 29, 2004 was 35% as compared to 38% in the corresponding quarter of fiscal 2003, which reflects the implementation of a number of foreign and state tax saving initiatives.

18.  PRODUCT SEGMENT INFORMATION
     ---------------------------

          Net sales of our domestic product categories within our single healthcare business segment for the three months ended February 29, 2004 and February 28, 2003 are as follows:


                                                        2004            2003
                                                     ----------      ----------
          Topical analgesics                         $   15,712      $   13,572
          Medicated skin care products                   13,332          13,150
          Dietary supplements                             8,511           9,605
          Medicated dandruff shampoos and
            conditioner                                   9,221           8,171
          Other OTC and toiletry products                 8,830           8,182
                                                     ----------      ----------
            Total                                    $   55,606      $   52,680
                                                     ==========      ==========

19.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     GENERAL LITIGATION

          As of April 1, 2004, we were named as a defendant in approximately 349 lawsuits involving claims by approximately 688 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In Re Phenylpropanolamine ("PPA") Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases that have been filed in a number of different states.

          We believe that approximately 214 or approximately 60% of the existing lawsuits in which we are named as a defendant represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We are being defended in these lawsuits and are indemnified from liability by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc., which owned DEXATRIM prior to December 1998. We understand that DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy but otherwise has only nominal assets. We further understand that DELACO's insurance carriers are disputing their responsibility for such coverage. Moreover, on February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for such claims and even if it is able to do so, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, we cannot assure you that the insurance maintained by DELACO will be sufficient to cover claims related to products manufactured or sold prior to our acquisition of DEXATRIM or that ultimately we will not be held liable for these claims. Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. In addition to indemnification from DELACO, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 1998.

          In the approximately 214 cases that have been filed against us for products manufactured and sold prior to December 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. However, although there can be no assurances, we do not believe that successor liability would be imposed against us in these cases. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 1998; we did not cause DELACO's bankruptcy; many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states; and we believe that a remedy will be available to plaintiffs who file claims in the DELACO bankruptcy.

          As of April 1, 2004, in the approximately 135 lawsuits we are defending, approximately 163 plaintiffs specifically allege ingestion of DEXATRIM. The remaining plaintiffs either do not specifically allege ingestion of DEXATRIM or have sued many manufacturers or seller of products containing PPA without identifying the products they ingested.

          On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in In re Phenylpropanolamine ("PPA") Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington (the "Memorandum of Understanding"). The Memorandum of Understanding memorializes certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. The Memorandum of Understanding contemplates that we will commence a national class action settlement of all Dexatrim PPA claims. We will then seek final approval of the settlement terms at a fairness hearing. Claims would be settled pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If the class settlement is approved, it is expected that a judgment will be entered, and we will pay the finally determined amount of the settlement into a trust fund. We will then publish notice of the final settlement and details on how plaintiffs can submit claims and the deadlines for making such claims. Claims would be settled in the class action pursuant to an agreed upon settlement matrix that is designed to evaluate and place settlement values on cases. If we are able to complete a final settlement agreement and successfully obtain approval from the court in each of the foregoing steps, which we presently believe we will be able to do, it is expected that final approval of the class settlement and funding of the settlement trust fund will occur during the second half of 2004.

          On December 19, 2003, DELACO also entered into the Memorandum of Understanding with the PSC. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We will be required to file a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

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

          Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

          Although we believe a liability existed as of February 29, 2004 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability at February 29, 2004 and have made no provision for this liability in our condensed consolidated financial statements. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

          We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle Kemper's lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation through our first three layers of insurance coverage approximately $60,000 of the $77,000 of product liability coverage provided by these policies. The $60,000 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $22,500 under policies with two other insurance companies. Coverage under these policies is available to us for injuries related to DEXATRIM containing PPA occurring after our acquisition of DEXATRIM in December 1998 and prior to May 31, 2001, if the claims are made before May 31, 2004. Injuries occurring before December 1998 or after May 31, 2001, or claims made after May 31, 2004 would not be covered by these insurance policies. We currently have a number of claims relating to injuries occurring prior to December 1998 for which we will seek indemnification from DELACO and one claim in which there are multiple PPA manufacturers as defendants that relate to injuries occurring after May 31, 2001. We believe we have meritorious defenses to these claims and are aggressively defending them. Our insurance policies are subject to certain other limitations that are generally customary for policies of this type.

          We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25,000 of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance described above. In the event the $60,000 of insurance funds are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17,000 difference up to $77,000. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

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

          We have been named as defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of DEXATRIM containing ephedrine. We have been named in an additional lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM Natural, but the allegations do not indicate whether the DEXATRIM Natural contained ephedrine. We intend to vigorously defend all of these lawsuits.

          We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court.

          On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

          We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiffs' individual claim and each member of the proposed class does not exceed $75. We are investigating this matter and intend to vigorously defend the lawsuit.

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

          In 1997, the FDA published a proposed rule on the use of dietary supplements containing ephedrine alkaloids. In June 2002, the United States Department of Health and Human Services ("HHS") proposed an expanded scientific evaluation of ephedra which led to the issuance of a report by the RAND-based Southern California Evidence-Based Practice Center (the "RAND Report"). The RAND Report concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra or ephedrine plus caffeine is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra or ephedrine may be causally related to these serious adverse events. In connection with the RAND Report, HHS sought public comment on whether additional measures are required concerning the sale and distribution of dietary supplements containing ephedrine alkaloids.

          On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

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

          Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by the Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before November 2005. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application ("NDA") in order to continue to market the ICY HOT Patch or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted.

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

          Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state's list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titantium dioxide on the state's list of suspected carcinogens. Titantium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our BULLFROG Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titantium dioxide presents "no significant risk" to consumers.

20.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     --------------------------------------------

          The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal, SunDex and Canada are wholly-owned subsidiaries of Chattem; the guarantee of Signal, SunDex and Canada is full and unconditional and joint and several. The guarantee of Signal, SunDex and Canada as of February 29, 2004 arose in conjunction with Chattem's issuance of the 8.875% Subordinated Notes, the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 13). The guarantees' terms match the terms of the 8.875% Subordinated Notes, the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes. The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 29, 2004 is $255,028.

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

FEBRUARY 29, 2004
(In thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $   19,800     $    1,970    $    7,513     $     --       $   29,283
  Restricted cash                                          32,227           --            --             --           32,227
  Accounts receivable, less allowances of $3,765           30,573         15,934         4,013        (15,934)        34,586
  Interest receivable                                        --              619          --             (619)          --
  Inventories                                              12,744          2,018         2,806           --           17,568
  Refundable income taxes                                   8,166           --              17           --            8,183
  Deferred income taxes                                     2,551           --            --             --            2,551
  Prepaid expenses and other current assets                 1,834           --             117           (667)         1,284
                                                       ----------     ----------    ----------     ----------     ----------
    Total current assets                                  107,895         20,541        14,466        (17,220)       125,682
                                                       ----------     ----------    ----------     ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET                         27,257            775           357           --           28,389
                                                       ----------     ----------    ----------     ----------     ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net                                               981        307,096          --          (62,290)       245,787
  Debt issuance costs, net                                  6,432           --            --             --            6,432
  Investment in subsidiaries                              244,509         33,000        66,024       (343,533)          --
  Note receivable                                            --           33,000          --          (33,000)          --
  Other                                                     2,251           --             500           --            2,751
                                                       ----------     ----------    ----------     ----------     ----------
    Total other noncurrent assets                         254,173        373,096        66,524       (438,823)       254,970
                                                       ----------     ----------    ----------     ----------     ----------

      TOTAL ASSETS                                     $  389,325     $  394,412    $   81,347     $ (456,043)    $  409,041
                                                       ==========     ==========    ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Called debt                                          $   30,028     $     --      $     --       $     --       $   30,028
  Accounts payable and other                               10,804           --             942           --           11,746
  Accrued liabilities                                      27,785          1,947         2,544        (17,220)        15,056
                                                       ----------     ----------    ----------     ----------     ----------
    Total current liabilities                              68,617          1,947         3,486        (17,220)        56,830
                                                       ----------     ----------    ----------     ----------     ----------

LONG-TERM DEBT, less current maturities and
  called debt                                             225,000           --          33,000        (33,000)       225,000
                                                       ----------     ----------    ----------     ----------     ----------

DEFERRED INCOME TAXES                                        (531)        28,467           (48)          --           27,888
                                                       ----------     ----------    ----------     ----------     ----------

OTHER NONCURRENT LIABILITIES                                1,710           --            --             --            1,710
                                                       ----------     ----------    ----------     ----------     ----------

INTERCOMPANY ACCOUNTS                                      (3,084)         1,504         1,580           --             --
                                                       ----------     ----------    ----------     ----------     ----------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, authorized
     1,000, none issued                                      --             --            --             --             --
  Common shares, without par value, authorized
     50,000, issued 19,458                                 81,474           --            --             --           81,474
  Share capital of subsidiaries                              --          330,586        38,647       (369,233)          --
  Retained earnings                                        21,562         31,908         4,759        (36,667)        21,562
                                                       ----------     ----------    ----------     ----------     ----------
    Total                                                 103,036        362,494        43,406       (405,900)       103,036
                                                       ----------     ----------    ----------     ----------     ----------
  Unamortized value of restricted common shares
     issued                                                (3,233)          --            --             --           (3,233)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment                  (550)          --             (77)            77           (550)
    Minimum pension liability adjustment, net of
     income taxes                                          (1,640)          --            --             --           (1,640)
                                                       ----------     ----------    ----------     ----------     ----------
    Total shareholders' equity                             97,613        362,494        43,329       (405,823)        97,613
                                                       ----------     ----------    ----------     ----------     ----------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                          $  389,325     $  394,412    $   81,347     $ (456,043)    $  409,041
                                                       ==========     ==========    ==========     ==========     ==========

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2003
(In thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $   18,702     $    1,964    $    6,265     $     --       $   26,931
  Accounts receivable, less allowances of $3,594           21,729          7,089         3,749         (7,089)        25,478
  Inventories                                              12,670          2,040         2,849           --           17,559
  Refundable income taxes                                   4,414           --              17           --            4,431
  Deferred income taxes                                     3,441           --            --             --            3,441
  Prepaid expenses and other current assets                 4,401           --             142         (1,167)         3,376
                                                       ----------     ----------    ----------     ----------     ----------
    Total current assets                                   65,357         11,093        13,022         (8,256)        81,216
                                                       ----------     ----------    ----------     ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET                         27,595            775           352           --           28,722
                                                       ----------     ----------    ----------     ----------     ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
     rights, net                                            1,057        307,080          --          (62,290)       245,847
  Debt issuance costs, net                                  5,504           --            --             --            5,504
  Investment in subsidiaries                              235,928           --            --         (235,928)          --
  Other                                                     1,596           --             500           --            2,096
                                                       ----------     ----------    ----------     ----------     ----------
    Total other noncurrent assets                         244,085        307,080           500       (298,218)       253,447
                                                       ----------     ----------    ----------     ----------     ----------

      TOTAL ASSETS                                     $  337,037     $  318,948    $   13,874     $ (306,474)    $  363,385
                                                       ==========     ==========    ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                 $    7,750     $     --      $     --       $     --       $    7,750
  Accounts payable and other                                9,804           --           1,120           --           10,924
  Accrued liabilities                                      21,417            628         2,190         (8,256)        15,979
                                                       ----------     ----------    ----------     ----------     ----------
    Total current liabilities                              38,971            628         3,310         (8,256)        34,653
                                                       ----------     ----------    ----------     ----------     ----------

LONG-TERM DEBT, less current maturities                   204,676           --            --             --          204,676
                                                       ----------     ----------    ----------     ----------     ----------

DEFERRED INCOME TAXES                                          56         26,788           (48)          --           26,796
                                                       ----------     ----------    ----------     ----------     ----------

OTHER NONCURRENT LIABILITIES                                1,689           --            --             --            1,689
                                                       ----------     ----------    ----------     ----------     ----------

INTERCOMPANY ACCOUNTS                                      (3,926)         3,469           457           --             --
                                                       ----------     ----------    ----------     ----------     ----------

SHAREHOLDERS' EQUITY:
   Preferred shares, without par value, authorized
     1,000, none issued                                      --             --            --             --             --
  Common shares, without par value, authorized
     50,000, issued 19,161                                 77,815           --            --             --           77,815
  Share capital of subsidiaries                              --          263,704         6,504       (270,208)          --
  Retained earnings                                        22,274         24,359         3,998        (28,357)        22,274
                                                       ----------     ----------    ----------     ----------     ----------
    Total                                                 100,089        288,063        10,502       (298,565)       100,089
                                                       ----------     ----------    ----------     ----------     ----------
  Unamortized value of restricted common shares
     issued                                                (2,058)          --            --             --           (2,058)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment                  (820)          --            (347)           347           (820)
    Minimum pension liability adjustment, net of
     income taxes                                          (1,640)          --            --             --           (1,640)
                                                       ----------     ----------    ----------     ----------     ----------
    Total shareholders' equity                             95,571        288,063        10,155       (298,218)        95,571
                                                       ----------     ----------    ----------     ----------     ----------

       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                          $  337,037     $  318,948    $   13,874     $ (306,474)    $  363,385
                                                       ==========     ==========    ==========     ==========     ==========

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS FEBRUARY 29, 2004
(Unaudited and in thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
TOTAL REVENUES                                         $   49,908     $   16,549    $    4,172     $   (9,392)    $   61,237
                                                       ----------     ----------    ----------     ----------     ----------

COSTS AND EXPENSES:
  Cost of sales                                            13,702          2,249         1,549           (548)        16,952
  Advertising and promotion                                16,376          1,177           979           --           18,532
  Selling, general and administrative                      10,661             46           122           --           10,829
  Equity in subsidiary income                              (8,309)          --            --            8,309           --
                                                       ----------     ----------    ----------     ----------     ----------
    Total costs and expenses                               32,430          3,472         2,650          7,761         46,313
                                                       ----------     ----------    ----------     ----------     ----------

INCOME FROM OPERATIONS                                     17,478         13,077         1,522        (17,153)        14,924
                                                       ----------     ----------    ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                         (4,763)          --            (611)           619         (4,755)
  Investment and other income, net                             27            620            17           (619)            45
  Loss on early extinguishment of debt                    (11,309)          --            --             --          (11,309)
  Royalties                                                (7,525)        (1,319)         --            8,844           --
  Corporate allocations                                       788           (759)          (29)          --             --
                                                       ----------     ----------    ----------     ----------     ----------
     Total other income (expense)                         (22,782)        (1,458)         (623)         8,844        (16,019)
                                                       ----------     ----------    ----------     ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES                          (5,304)        11,619           899         (8,309)        (1,095)

(BENEFIT FROM) PROVISION FOR INCOME TAXES                  (4,592)         4,067           142           --             (383)
                                                       ----------     ----------    ----------     ----------     ----------

NET (LOSS) INCOME                                      $     (712)    $    7,552    $      757     $   (8,309)    $     (712)
                                                       ==========     ==========    ==========     ==========     ==========

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS FEBRUARY 28, 2003
(Unaudited and in thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
TOTAL REVENUES                                         $   44,884     $   12,758    $    4,617     $   (3,834)    $   58,425
                                                       ----------     ----------    ----------     ----------     ----------

COSTS AND EXPENSES:
  Cost of sales                                            14,032          2,701         1,940           (982)        17,691
  Advertising and promotion                                13,740          3,280         1,385           --           18,405
  Selling, general and administrative                       9,227             58           529           --            9,814
  Equity in subsidiary income                              (3,947)          --            --            3,947           --
                                                       ----------     ----------    ----------     ----------     ----------
    Total costs and expenses                               33,052          6,039         3,854          2,965         45,910
                                                       ----------     ----------    ----------     ----------     ----------

INCOME FROM OPERATIONS                                     11,832          6,719           763         (6,799)        12,515
                                                       ----------     ----------    ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                         (5,147)          --            --             --           (5,147)
  Investment and other income, net                             25              1             8           --               34
  Royalties                                                (2,262)          (500)          (90)         2,852           --
  Corporate allocations                                       915           (887)          (28)          --             --
                                                       ----------     ----------    ----------     ----------     ----------
     Total other income (expense)                          (6,469)        (1,386)         (110)         2,852         (5,113)
                                                       ----------     ----------    ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                  5,363          5,333           653         (3,947)         7,402

PROVISION FOR INCOME TAXES                                    774          1,900           139           --            2,813
                                                       ----------     ----------    ----------     ----------     ----------

NET INCOME                                             $    4,589     $    3,433    $      514     $   (3,947)    $    4,589
                                                       ==========     ==========    ==========     ==========     ==========

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
(Unaudited and in thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
OPERATING ACTIVITIES:
  Net (loss) income                                    $     (712)    $    7,552    $      757     $   (8,309)    $     (712)
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Depreciation and amortization                         1,519           --              18           --            1,537
      Deferred income taxes                                   303          1,679          --             --            1,982
      Tax benefit realized from stock option plans          1,083           --            --             --            1,083
      Loss on early extinguishment of debt                 11,309           --            --             --           11,309
      Equity in subsidiary income                          (8,309)          --            --            8,309           --
      Changes in operating assets and liabilities:
        Accounts receivable                                (8,844)        (8,845)         (264)         8,845         (9,108)
        Interest receivable                                  --             (619)         --              619           --
        Inventories                                           (74)            22            43           --               (9)
        Refundable income taxes                            (3,752)          --            --             --           (3,752)
        Prepaid expenses and other current assets           2,567           --              25           (500)         2,092
        Accounts payable and accrued liabilities            7,368          1,319           176         (8,964)          (101)
                                                       ----------     ----------    ----------     ----------     ----------
          Net cash provided by operating activities         2,458          1,108           755           --            4,321
                                                       ----------     ----------    ----------     ----------     ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (485)          --              (6)          --             (491)
  Purchases of patents, trademarks and other product
    rights                                                   --              (17)         --             --              (17)
  Increase in note receivable                                --          (33,000)         --           33,000           --
  (Increase) decrease in other assets, net                   (760)          --             270           --             (490)
                                                       ----------     ----------    ----------     ----------     ----------
        Net cash (used in) provided by investing
          activities                                       (1,245)       (33,017)          264         33,000           (998)
                                                       ----------     ----------    ----------     ----------     ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt                            (182,280)          --            --             --         (182,280)
  Proceeds from long-term debt                            200,000           --            --             --          200,000
  Proceeds from borrowings under revolving credit
    facility                                               25,000           --            --             --           25,000
  Proceeds from exercise of stock options                   1,453           --            --             --            1,453
  Repurchase of common shares                                (319)          --            --             --             (319)
  Increase in debt issuance costs                          (5,678)          --            --             --           (5,678)
  Retirement of debt issuance costs                        (6,946)          --            --             --           (6,946)
  Restricted cash                                         (32,227)          --            --             --          (32,227)
  Intercompany debt proceeds, net                            --             --          33,000        (33,000)          --
  Changes in intercompany accounts                            882         31,915       (32,797)          --             --
                                                       ----------     ----------    ----------     ----------     ----------
        Net cash (used in) provided by financing
          activities                                         (115)        31,915           203        (33,000)          (997)
                                                       ----------     ----------    ----------     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS
                                                             --             --              26           --               26
                                                       ----------     ----------    ----------     ----------     ----------

CASH AND CASH EQUIVALENTS:
  Increase for the period                                   1,098              6         1,248           --            2,352
  At beginning of period                                   18,702          1,964         6,265           --           26,931
                                                       ----------     ----------    ----------     ----------     ----------
  At end of period                                     $   19,800     $    1,970    $    7,513     $     --       $   29,283
                                                       ==========     ==========    ==========     ==========     ==========

                                                                         Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
(Unaudited and in thousands)

                                                                      GUARANTOR   NON-GUARANTOR
                                                                      SUBSIDIARY    SUBSIDIARY
                                                        CHATTEM       COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                       ----------     ----------    ----------     ----------     ----------
OPERATING ACTIVITIES:
  Net income                                           $    4,589     $    3,433    $      514     $   (3,947)    $    4,589
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         1,465           --              34           --            1,499
      Deferred income taxes                                 2,832         (1,880)         --             --              952
      Tax benefit realized from stock option plans            143           --            --             --              143
      Other, net                                             (134)          --               5           --             (129)
      Equity in subsidiary income                          (3,947)          --            --            3,947           --
      Changes in operating assets and liabilities:
        Accounts receivable                                (6,665)          --            (105)          --           (6,770)
        Inventories                                        (1,016)           130          (230)          --           (1,116)
        Refundable income taxes                            (1,134)          --            --             --           (1,134)
        Prepaid expenses and other current assets             239           --              14           --              253
        Accounts payable and accrued liabilities           10,842           --            (797)          --           10,045
                                                       ----------     ----------    ----------     ----------     ----------
          Net cash provided by (used in) operating
            activities                                      7,214          1,683          (565)          --            8,332
                                                       ----------     ----------    ----------     ----------     ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (1,429)          --             (35)          --           (1,464)
  Decrease in other assets, net                               951           --               4           --              955
                                                       ----------     ----------    ----------     ----------     ----------
        Net cash used in investing activities                (478)          --             (31)          --             (509)
                                                       ----------     ----------    ----------     ----------     ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt                              (1,750)          --            --             --           (1,750)
  Proceeds from exercise of stock options                     160           --            --             --              160
  Repurchase of common shares                              (1,579)          --            --             --           (1,579)
  Changes in intercompany accounts                           (515)        (1,386)        1,901           --             --
  Dividends paid                                            1,000         (1,000)         --             --             --
                                                       ----------     ----------    ----------     ----------     ----------
        Net cash (used in) provided by financing
          activities                                       (2,684)        (2,386)        1,901           --           (3,169)
                                                       ----------     ----------    ----------     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                     5           --             143           --              148
                                                       ----------     ----------    ----------     ----------     ----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                        4,057           (703)        1,448           --            4,802
  At beginning of period                                   11,505          1,138         3,281           --           15,924
                                                       ----------     ----------    ----------     ----------     ----------
  At end of period                                     $   15,562     $      435    $    4,729     $     --       $   20,726
                                                       ==========     ==========    ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

OVERVIEW
--------

     We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter ("OTC") healthcare products, toiletries and dietary supplements including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos and conditioner, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

     o    Topical analgesics such as ICY HOT, ASPERCREME and FLEXALL;

     o Medicated skin care products such as GOLD BOND medicated skin care powder, cream, lotion, first aid, and foot care products; and PHISODERM medicated acne treatment products and skin cleansers;

     o    SELSUN BLUE medicated dandruff shampoos and conditioner;

     o    Dietary supplements including DEXATRIM, GARLIQUE and NEW PHASE; and

     o Other OTC and toiletry products such as PAMPRIN and PREMSYN PMS, menstrual analgesics; HERPECIN-L, a lip care product; BENZODENT, a dental analgesic cream; and toiletries such as BULLFROG, a line of sunblocks; ULTRASWIM, chlorine-removing shampoo; and SUN-IN, a hair lightener.

     Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 30% of our total revenues in the first quarter of fiscal 2004. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

     Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business. As previously high-growth brands mature, sales increases will become even more dependent on the development of successful line extensions, international expansion and acquisitions. During the first quarter of fiscal 2004, we introduced the DEXATRIM All In One Bar, SELSUN BLUE Conditioner, PAMPRIN All Day, BULLFROG SuperBlock Spray Lotion and PHISODERM CLEAR CONFIDENCE Self Heating Daily Scrub and Herbal Astringent. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability due to line extensions and acquisitions.

     In March 2002, we acquired worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE, which is marketed internationally as SELSUN, plus related intellectual property and certain manufacturing equipment from Abbott Laboratories ("Abbott"). Abbott, or manufacturers under contract to Abbott, manufactured SELSUN BLUE for us domestically until June 2003 and internationally until the end of March 2004. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture SELSUN for us for the European, Middle East and several Latin American markets for up to an additional two year period ending March 2006 at agreed upon rates, which vary by market. Abbott will also continue to serve as our distributor for SELSUN in certain foreign countries under separate distribution agreements. All of our North American SELSUN BLUE product lines are presently being manufactured at our Chattanooga facilities. Abbott is also marketing, selling and distributing SELSUN products for us in certain foreign countries until we satisfy various foreign regulatory requirements, new distributors are in place and any applicable marketing permits are transferred. During the transition period, Abbott pays us an initial royalty equal to 28% of international sales of SELSUN in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements are satisfied prior to our assumption of sales and marketing responsibility in such countries. Abbott pays all costs and expenses related to the manufacture, marketing and sales of SELSUN in these countries. As we assume responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminates. We then record these international sales directly as well as the costs and expenses associated with these sales. In certain international markets, we have licensed SELSUN to a distributor and receive a royalty based on a percentage of the distributor sales of SELSUN in that market. We have completed the transition in substantially all of the significant markets and expect to complete the transition for the remaining key markets by the end of May 2004.

     In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the three months ended February 29, 2004, we repurchased 16,000 shares for $0.3 million. The remaining availability under the board authorization was $19.7 million as of February 29, 2004. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes, as described below.

     EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA is used to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility, as described below.

     Our net (loss) income margin (net (loss) income/total revenues) was (1.2%) and 7.9% for the first quarter of fiscal 2004 and 2003, respectively. Our net income (excluding debt extinguishment charges) margin (net income (excluding debt extinguishment charges)/total revenues) was 10.8% for the first quarter of fiscal 2004. We consider disclosure of net income (excluding debt extinguishment charges) to be useful information for comparison with net income without the effect of debt extinguishment charges in prior periods. A reconciliation of net income (excluding debt extinguishment charges) to net loss for the three months ended February 29, 2004 is presented in the following table:

                                                               February 29,
                                                                   2004
                                                                 --------
                                                          (dollars in thousands)
        Net loss                                                 $  (712)
        Add:
          Loss on early extinguishment of debt                     11,309
          Benefit from income taxes                                (3,958)
                                                                 --------
        Net income (excluding debt extinguishment
          charges)                                               $  6,639
                                                                 ========

     Our EBITDA margin (EBITDA/total revenues) was 26.4% and 23.4% for the first quarter of fiscal 2004 and 2003, respectively. A reconciliation of EBITDA to net
(loss) income is presented in the following table:

                                                              For the Three Months Ended
                                                ---------------------------------------------------------
                                                                                 Dollar        Percentage
                                               February 29,   February 28,      Increase        Increase
                                                   2004           2003         (Decrease)      (Decrease)
                                                ----------     ----------      ----------      ----------
                                                                 (dollars in thousands)
Net (loss) income                               $     (712)     $    4,589     $   (5,301)         (115.5%)
Add:
  (Benefit from) provision for income taxes           (383)          2,813         (3,196)         (113.6)
  Interest expense, net (includes loss on
    early extinguishment of debt in 2004)           16,019           5,113         10,906           213.3
  Depreciation and amortization less
    amounts included in interest                     1,268           1,134            134            11.8
                                                ----------     ----------      ----------
EBITDA                                          $   16,192      $   13,649     $    2,543            18.6
                                                ==========     ==========      ==========

     On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule becomes effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

     On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL 1407, pending before the United States District Court for the Western District of Washingtion (the "Memorandum of Understanding"). The Memorandum of Understanding memorializes certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. Since the terms of the preliminary settlement in the PPA litigation are not final or binding, we cannot assure that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims, as determined by the final settlement agreement, we reserve the right to terminate the settlement.

     Although we believe a liability existed as of February 29, 2004 related to our PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability as of February 29, 2004 and have made no provision for this liability in our condensed consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we may record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation during fiscal 2004. In addition, we currently expect to use most of our available product liability insurance coverage available for PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

     We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these insurance policies. The $60.0 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

     We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.0 million of insurance funds are exhausted under the contemplated PPA litigation settlement or otherwise, coverage under the Interstate policy would not be available until we have paid the $17.0 million difference up to $77.0 million. We currently expect to use most of our product liability insurance coverage available for the PPA litigation to make the initial funding of the proposed PPA settlement trust.

RECENT DEVELOPMENTS
-------------------

     On February 10, 2004, we commenced a cash tender offer and consent solicitation for the $204.5 million outstanding principal amount of our 8.875% Senior Subordinated Notes due 2008 ( the "8.875% Subordinated Notes"). In connection with the tender offer, we solicited and received the consent of the holders of the 8.875% Subordinated Notes to eliminate substantially all of the restrictive covenants in the indenture governing the 8.875% Subordinated Notes. The consent solicitation expired on February 24, 2004, and a total of approximately $174.5 million, or approximately 85.3% of the 8.875% Subordinated Notes, were tendered and accepted for payment on February 26, 2004. The remaining principal outstanding, call premium, accrued interest and interest to call date amounting to $32.2 million was placed in escrow with the trustee of the indenture to fund the purchase of additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the remaining 8.875% Subordinated Notes that were not tendered in such offer in accordance with their terms on April 1, 2004 at a redemption price of 102.9583% of their aggregate principal amount. The cash placed in escrow used to pay these obligations is included in restricted cash in the Condensed Consolidated Balance Sheet.

     On February 13, 2004, we announced our plans to sell $75.0 million of Floating Rate Senior Notes due 2010 (the "Floating Rate Notes") and $125.0 million of 7.0% Senior Subordinated Fixed Rate Notes due 2014 (the "7.0% Subordinated

Notes"), subject to market and other conditions (the "Offering"). On February 26, 2004, we completed the Offering and issued and sold $75.0 million of the Floating Rate Notes and $125.0 million of 7.0% Subordinated Notes. We used the proceeds of the Offering, together with borrowings under a new $50.0 million Revolving Credit Facility, described below, to refinance our existing debt.

     On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility due February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25.0 million and an additional $25.0 million, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50.0 million. Borrowings under the Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The remaining balance of the term loan under our prior $60.0 million senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility") was repaid on February 26, 2004 as part of the refinancing transaction and the revolving credit line under the Credit Facility was terminated on February 26, 2004.

     The refinancing of the Credit Facility and the purchase of approximately $174.5 million of 8.875% Subordinated Notes on February 26, 2004 resulted in a loss on early extinguishment of debt of $11.3 million and a tax benefit of $4.0 million. In the second quarter of fiscal 2004, we anticipate recording an additional loss on early extinguishment of debt of approximately $1.6 million and a related tax benefit of $0.5 million related to the redemption of the remaining $30.0 million of our called 8.875% Subordinated Notes.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth, net (loss) income and for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues:

                                              For the Three Months Ended
                                             -----------------------------
                                             February 29,     February 28,
                                                 2004             2003
                                              ----------       ----------
TOTAL REVENUES                                     100.0%           100.0%
                                              ----------       ----------

COSTS AND EXPENSES:
  Cost of sales                                     27.7             30.3
  Advertising and promotion                         30.2             31.5
  Selling, general and administrative               17.7             16.8
                                              ----------       ----------
    Total costs and expenses                        75.6             78.6
                                              ----------       ----------

INCOME FROM OPERATIONS                              24.4             21.4
                                              ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (7.8)            (8.8)
  Investment and other income, net                   0.1              0.1
  Loss on early extinguishment of debt             (18.5)            --
                                              ----------       ----------
     Total other income (expense)                  (26.2)            (8.7)
                                              ----------       ----------

(LOSS) INCOME BEFORE INCOME TAXES                   (1.8)            12.7

(BENEFIT FROM) PROVISION FOR INCOME TAXES           (0.6)             4.8
                                              ----------       ----------

NET (LOSS) INCOME                                   (1.2%)            7.9%
                                              ==========       ==========

CRITICAL ACCOUNTING POLICIES
----------------------------

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the February 29, 2004 condensed consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of February 29, 2004, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

     REVENUE RECOGNITION

     Revenue is recognized when our products are shipped to our customers. It is generally our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded, we accrue an estimated amount for product returns as a reduction of these sales based upon our historical experience and any known specific events that affect the accrual. We charge the allowance account resulting from this accrual with any authorized deduction from remittance by the customer or product returns upon receipt of the product.

     In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG line of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our consolidated balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.1 million. During the first quarter of fiscal 2004, we revised our estimate of returns related to our BULLFROG line of products by approximately $0.3 million, which was included as an increase in net sales in the 2004 condensed consolidated financial statements.

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

     INCOME TAXES

     We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 29, 2004 was 35% as compared to 38% in the corresponding quarter of fiscal 2003, which reflects the implementation of a number of foreign and state tax saving initiatives.

     For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
------------------------------------------------------------------------

     To facilitate discussion of our operating results for the three months ended February 29, 2004 and February 28, 2003, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                                                               Increase (Decrease)
                                                                            ------------------------
                                                    2004          2003        Amount      Percentage
                                                 ----------    ----------   ----------    ----------
                                                               (dollars in thousands)
Domestic net sales                               $   55,606    $   52,680   $    2,926           5.6%
International revenues (including royalties)          5,631         5,745         (114)         (2.0)
Total revenues                                       61,237        58,425        2,812           4.8
Cost of sales                                        16,952        17,691         (739)         (4.2)
Advertising and promotion expense                    18,532        18,405          127           0.7
Selling, general and administrative expense          10,829         9,814        1,015          10.3
Interest expense                                      4,755         5,147         (392)         (7.6)
Loss on early extinguishment of debt                (11,309)         --             nm            nm
Net (loss) income                                      (712)        4,589       (5,301)       (115.5)

     DOMESTIC NET SALES

     Domestic net sales for the three months ended February 29, 2004 increased $2.9 million or 5.6% as compared to the comparable period of 2003. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                      Increase (Decrease)
                                                                  --------------------------
                                       2004           2003          Amount        Percentage
                                    ----------     ----------     ----------      ----------
                                                    (dollars in thousands)
Topical analgesics                  $   15,712     $   13,572     $    2,140            15.8%
Medicated skin care products            13,332         13,150            182             1.4
Dietary supplements                      8,511          9,605         (1,094)          (11.4)
Medicated dandruff shampoos and
   conditioner                           9,221          8,171          1,050            12.9
Other OTC and toiletry products          8,830          8,182            648             7.9
                                    ----------     ----------      ----------
  Total                             $   55,606     $   52,680     $    2,926             5.6
                                    ==========     ==========      ==========

     The increases in the domestic net sales for topical analgesics, medicated skin care products, medicated dandruff shampoos and conditioner and other OTC and toiletry products were offset by a decrease in the dietary supplements category. Net sales growth in the topical analgesics category was led by a 32% increase in sales of ICY HOT, which continued to benefit from the successful introduction of the ICY HOT Back Patch, and a 30% increase in CAPZASIN. This was partially offset by a decline in sales of FLEXALL as competition from inside and outside the category increased. Net sales growth in the medicated skin care products category resulted from a 2% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 15%, 40% and 28% increases from the lotion, cream and foot care lines, respectively, and was partially offset by declines in the first aid portion of the business, which was launched a year ago. The increase in the lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to a strong advertising campaign and the initial shipments of SELSUN BLUE conditioner. The increase in net sales of other OTC and toiletry products was due primarily to sales increases of PAMPRIN, which introduced PAMPRIN All Day in the first quarter of fiscal 2004, and BULLFROG. The increase in sales of BULLFROG was primarily attributed to increased distribution and early retail orders.

     Net sales for the dietary supplements category declined primarily due to a 47% drop in DEXATRIM sales from last year. Sales of DEXATRIM were impacted by the overall decline in the diet pill market driven by negative ephedrine publicity and the emergence of low carbohydrate diet products. The decline in net sales of DEXATRIM was partially offset by the introduction of the DEXATRIM All In One Bar, which experienced better than expected initial sell-in at retail accounts, as well as increased sales of GARLIQUE and NEW PHASE. The increase in net sales of GARLIQUE and NEW PHASE was primarily attributable to effective media campaigns and in the case of NEW PHASE increased distribution. With the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, domestic sales variances were principally the result of changes in unit sales volumes. PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME sales increased partially due to a unit sales price increase.

     INTERNATIONAL REVENUES

     For the first quarter of fiscal 2004, international revenues decreased $0.1 million or 2.0% as compared to the first quarter of fiscal 2003. Our Canadian subsidiary experienced a 3.5% sales increase primarily as a result of SELSUN sales. Our U.K. subsidiary experienced a 20.0% sales decrease principally due to the termination of a European distributor. Other international revenues, including royalties from the sales of SELSUN, increased 29.3% primarily as a result of SELSUN sales. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 27.7% for the first quarter of fiscal 2004 as compared to 30.3% for the first quarter of fiscal 2003. Cost of sales in the first quarter of fiscal 2004 decreased $0.7 million due to a fiscal 2003 charge of approximately $0.8 million related to the DEXATRIM allowance for product returns containing ephedrine. The decreased cost also resulted from the transition of the North American manufacturing of SELSUN BLUE to our facility in Chattanooga and from increased sales of our higher margin products.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the first quarter of fiscal 2004 increased $0.1 million or 0.7% as compared to the same quarter of fiscal 2003 and were 30.2% of total revenues for the three months ended February 29, 2004 compared to 31.5% for the comparable period of fiscal 2003. Increases in advertising and promotion expenditures in the current period were recorded for ICY HOT, PAMPRIN and the GOLD BOND cream, lotion and foot care lines. Decreases in advertising and promotion expenditures were recognized for the balance of the topical analgesic brands, PHISODERM, DEXATRIM, HERPECIN-L, NEW PHASE, GARLIQUE and the remaining GOLD BOND products.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $1.0 million or 10.3% as compared to the same quarter of fiscal 2003. Selling, general and administrative expenses were 17.7% and 16.8% of total revenues for the first quarter of fiscal 2004 and 2003, respectively. The increase in selling, general and administrative expenses in the first quarter of fiscal 2004 was largely a result of increased compensation expenses, litigation charges related to DEXATRIM and an increase in product development expenses partially offset by the reduction of expenses related to executive and director life insurance policies.

     INTEREST EXPENSE

     Interest expense decreased $0.4 million or 7.6% in the first quarter of fiscal 2004 as compared to the same quarter of fiscal 2003. The decrease was largely the result of lower outstanding balances under our Credit Facility partially offset by the prepayment of interest related to the 8.875% Subordinated Notes purchased in the tender offer. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the first quarter of fiscal 2004, we retired $174.5 million principal amount of our 8.875% Subordinated Notes and the remaining outstanding balance of our Credit Facility, which resulted in a loss on early extinguishment of debt of $11.3 million and a related tax benefit of $4.0 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

     Cash of $4.3 million and $8.3 million was provided by operations for the three months ended February 29, 2004 and February 28, 2003, respectively. The decrease in cash flows from operations over the prior year was attributable to a decrease in accounts payable and accrued liabilities primarily as a result of our refinancing transactions, which resulted in the payment of $6.3 million of interest in the first quarter of fiscal 2004 that has been historically paid in the second quarter. A loss on early extinguishment of debt of $11.3 million and a tax benefit of $4.0 million was recorded in the first quarter of fiscal 2004. In addition, accounts receivable increased due to an increase in sales of seasonal products, which have longer dated terms, as compared to the prior year.

     Investing activities used cash of $1.0 million and $0.5 million in three months ended February 29, 2004 and February 28, 2003, respectively. The increase in usage of cash in the first quarter of fiscal 2004 was primarily due to the increase in cash surrender value related to executive and director insurance policies.

     Financing activities used cash of $1.0 million and $3.2 million in the three months ended February 29, 2004 and February 28, 2003, respectively. The decrease in cash used in the current period was largely the result of the remaining $7.8 million balance of the Credit Facility being repaid and the tender offer and purchase of approximately $174.5 million of the 8.875% Subordinated Notes offset by the proceeds received from the Revolving Credit Facility of $25.0 million, the Floating Rate Notes of $75.0 million and the 7.0% Subordinated Notes of $125.0 million. Debt issuance costs of $6.9 million were paid and written off related to the Credit Facility and the portion of the 8.875% Subordinated Notes purchased in the tender offer. Debt issuance costs of $5.7 million were recorded in the Condensed Consolidated Balance Sheet related to the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes. In addition, $32.2 million was placed in an escrow account, which is included in restricted cash in the Condensed Consolidated Balance Sheet as of February 29, 2004, to fund the purchase of the additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the approximately $30.0 million of 8.875% Subordinated Notes that were not tendered in such offer, plus the related interest and call premium of $2.2 million due and paid on April 1, 2004.

     In the second quarter of fiscal 2004, we anticipate recording an additional loss on early extinguishment of debt of approximately $1.6 million and a related tax benefit of $0.5 million related to the redemption of the remaining $30.0 million of our called 8.875% Subordinated Notes.

     On March 9, 2004, we repaid $15.0 million of our outstanding borrowings under our Revolving Credit Facility. As of April 1, 2004, total debt consisted of our Revolving Credit Facility of $10.0 million outstanding with available borrowings up to $50.0 million, Floating Rate Notes of $75.0 million and 7.0% Subordinated Notes of $125.0 million. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0% (4.75% as of February 29, 2004). The applicable percentages are calculated based on our leverage ratio. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of February 29, 2004). On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1.4 million premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The interest rate cap agreement terminates on March 1, 2010.

     On December 19, 2003, we entered into a Memorandum of Understanding with the PSC, which memorializes certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA. We are currently negotiating with the PSC on the terms of a settlement agreement that will supercede the Memorandum of Understanding. Since the terms of the preliminary settlement in the DEXATRIM litigation are not final or binding, we cannot assure you that we will be able to reach a final settlement or that if a final settlement is reached, the terms will be approved by the court. If the settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims will opt out or whether such claims will result in significant additional liability for us. To the extent the number of opt outs are deemed excessive relative to the total number of claims as determined by the final settlement agreement, we reserve the right to terminate the settlement.

     DELACO filed a Chapter 11 bankruptcy petition on February 12, 2004 in the United States Bankruptcy Court for the Southern District of New York. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We will be required to file a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

     Although we believe a liability existed as of February 29, 2004 related to PPA litigation, since the terms of the settlement are preliminary, we are not able to reasonably estimate the amount of such liability as of February 29, 2004 and have made no provision for this liability in our condensed consolidated financial statements. However, if the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we will record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In addition, we currently expect to use most of our product liability insurance coverage available for the PPA litigation and certain of our cash on hand to make the initial funding of the settlement trust. To the extent the amount in the settlement trust fund is ultimately insufficient to fully fund the settlement, we may be required to make additional contributions to the trust fund in the future. If we are required to fund significant other liabilities beyond the initial settlement amount, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

     We have reached an agreement with Kemper to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we will have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.0 million of the $77.0 million of product liability coverage provided by these policies. The $60.0 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $22.5 million under policies with two other insurance companies.

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

     In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the three months ended February 29, 2004, we repurchased 16,000 shares for $0.3 million. The remaining availability under the board authorization was $19.7 million as of February 29, 2004. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes.

     We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Revolving Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions we make in the future will require us to obtain additional financing.

CONTRACTUAL OBLIGATIONS
-----------------------

     The following data summarizes our contractual obligations as of February 29, 2004 excluding the $15.0 million repaid on our Revolving Credit Facility on March 9, 2004 and the called 8.875% Subordinated Notes of $30.0 million and the related interest that was redeemed and paid from the restricted cash held in escrow on April 1, 2004. We had no commercial obligations as of February 29, 2004.

                                                              PAYMENTS DUE BY
                                  -----------------------------------------------------------------------
                                                   Within
                                                  Remaining                                      After
Contractual Obligations:             Total       Nine Months     2-3 years      4-5 years       5 years
                                  -----------    -----------    -----------    -----------    -----------
                                                           (dollars in thousands)
   Long-term debt                 $   210,000    $       --     $       --     $       --     $   210,000
   Interest related to debt(1)        108,415          9,236         24,630         24,630         49,919
   Operating leases                     2,567            305            584            486          1,192
                                  -----------    -----------    -----------    -----------    -----------
   Total                          $   320,982    $     9,541    $    25,214    $    25,116    $   261,111
                                  ===========    ===========    ===========    ===========    ===========

---------------------
(1) Assumes interest rates equate to the interest rates as of February 29, 2004 through maturity.

FOREIGN OPERATIONS
------------------

     Historically, our primary foreign operations have been conducted through our Canadian and U.K. subsidiaries. The currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the three months ended February 29, 2004 and February 28, 2003, these subsidiaries accounted for 7% and 8% of total revenues, respectively, and 3% of total assets for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the U.K. or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in more than 90 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the first three months of fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product where appropriate and bill us in U.S. dollars. Beginning April 1, 2004, we will be billed in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains of $34,000 and $0.1 million for the three months ended February 29, 2004 and February 28, 2003, respectively, resulted from foreign currency transactions and are included in selling, general and administration expenses in the Condensed Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The adoption of SFAS 145 did not have an impact on our financial position, results of operations or cash flows, except for the loss on early extinguishment of debt of $11,309 in the first quarter of fiscal 2004, which was classified in the condensed consolidated financial statements in accordance with the provisions of SFAS 145.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at February 29, 2004, except as disclosed in Note 20, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN 45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending December 31, 2002. We implemented the interim disclosure provision in our first quarter of fiscal 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 will not have an impact on our financial position, results of operations or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in a company's statement of financial position. This statement is effective for our interim periods beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our financial position, results of operations or cash flows.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 did not have an impact on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

     Statements in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially from those expressed or projected.

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

     Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of February 29, 2004 was $75.0 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of February 29, 2004). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of February 29, 2004, $25.0 million had been borrowed under the Revolving Credit Facility and the variable rate on the Revolving Credit Facility was 4.75%. The 7.0% Subordinated Notes and our 8.875% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes and our Revolving Credit Facility for the next twelve months would be approximately $650, net of tax.

     We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2004, pursuant to our manufacturing agreement with Abbott, we were billed in U.S. dollars for purchases of SELSUN for foreign markets. In many cases in the future, we will be billed in the respective foreign currency. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.9 million as of February 29, 2004.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of February 29, 2004 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Note 19 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     In connection with the tender offer for our approximately $204.5 million of 8.875% Subordinated Notes, we obtained the consent of the holders of 8.875% Subordinated Notes to eliminate substantially all of the restrictive covenants in the indenture governing the 8.875% Subordinated Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None.

ITEM 5. OTHER INFORMATION
-------------------------

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (a)  Exhibits:

          Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (Exhibits 31.1 and 31.2).

          Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (Exhibit 32).

     (b) The following Form 8-K reports were filed with the Securities and Exchange Commission during the three months ended February 29, 2004:

          Form 8-K, filed February 17, 2004, announcing revised projected results for the first quarter of fiscal 2004.

          Form 8-K, filed February 17, 2004, announcing intention to place $75.0 million aggregate principal amount of senior floating rate notes due 2010 and $125.0 million aggregate principal amount of senior subordinated fixed rate notes due 2014.

          Form 8-K, filed January 22, 2004, containing a copy of our press release announcing our financial results for the fourth fiscal quarter of 2003.

          Form 8-K, filed December 19, 2003, announcing the entrance into a Memorandum of Understanding dated December 19, 2003 with Plaintiffs' Steering Committee in In re Phenylpropanalomine (PPA) products liability litigation, MDL 1407, pending before the United States District Court for the Western District of Washington and preliminary results for the fourth fiscal quarter of 2003.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CHATTEM, INC.
                                (Registrant)




Dated: April 9, 2004            /s/ A. Alexander Taylor II
       -------------            --------------------------------------
                                A. Alexander Taylor II
                                President, Chief Operating Officer and Director
                                (Chief Operating Officer)



Dated: April 9, 2004            /s/ Richard D. Moss
       -------------            --------------------------------------
                                Richard D. Moss
                                Vice President and Chief Financial Officer
                                (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------



Exhibit Number                        Description of Exhibit
--------------                        ----------------------

     31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

      32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350