Form 10-Q
period 2004-05-31
CHATTEM INC
filed 2004-07-02
CIK 19520

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



                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004
                          COMMISSION FILE NUMBER 0-5905




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

As of June 30, 2004, 19,715,078 shares of the Company's common stock, without par value, were outstanding.


================================================================================

                                  CHATTEM, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of May 31, 2004 and
      November 30, 2003                                                     3

    Condensed Consolidated Statements of Income for the Three and Six
      Months Ended May 31, 2004 and May 31, 2003                            5

    Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended May 31, 2004 and May 31, 2003                                   6

    Notes to Condensed Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks      38

  Item 4.  Controls and Procedures                                          38

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                39

  Item 2.  Changes in Securities and Use of Proceeds                        39

  Item 3.  Defaults Upon Senior Securities                                  39

  Item 4.  Submission of Matters to a Vote of Security Holders              39

  Item 5.  Other Information                                                39

  Item 6.  Exhibits and Reports on Form 8-K                                 40

SIGNATURES                                                                  41

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                    MAY 31,     NOVEMBER 30,
ASSETS                                                               2004           2003
                                                                  ----------     ----------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $   10,890     $   26,931
  Accounts receivable, less allowances of $4,034 at
    May 31, 2004 and $3,594 at November 30, 2003                      39,057         25,478
  Inventories                                                         18,839         17,559
  Refundable income taxes                                              6,569          4,431
  Deferred income taxes                                                1,152          3,441
  Prepaid expenses and other current assets                            1,095          3,376
                                                                  ----------     ----------
    Total current assets                                              77,602         81,216
                                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                    28,288         28,722
                                                                  ----------     ----------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net        245,717        245,847
  Debt issuance costs, net                                             5,532          5,504
  Other                                                                4,059          2,096
                                                                  ----------     ----------
    Total other noncurrent assets                                    255,308        253,447
                                                                  ----------     ----------

      TOTAL ASSETS                                                $  361,198     $  363,385
                                                                  ==========     ==========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                    MAY 31,       NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2004            2003
                                                                  ----------      ----------
                                                                  (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                           $     --        $    7,750
   Accounts payable and other                                          9,805          10,924
   Accrued liabilities                                                14,995          15,979
                                                                  ----------      ----------
     Total current liabilities                                        24,800          34,653
                                                                  ----------      ----------

LONG-TERM DEBT, less current maturities                              200,000         204,676
                                                                  ----------      ----------

DEFERRED INCOME TAXES                                                 29,725          26,796
                                                                  ----------      ----------

OTHER NONCURRENT LIABILITIES                                           1,746           1,689
                                                                  ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued                                                         --              --
  Common shares, without par value, authorized 50,000,
    issued 19,557 at May 31, 2004 and 19,161 at
    November 30, 2003                                                 81,410          77,815
  Retained earnings                                                   28,809          22,274
                                                                  ----------      ----------
                                                                     110,219         100,089
  Unamortized value of restricted common shares issued                (2,951)         (2,058)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment                             (701)           (820)
    Minimum pension liability adjustment, net of income taxes         (1,640)         (1,640)
                                                                  ----------      ----------
     Total shareholders' equity                                      104,927          95,571
                                                                  ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                                  $  361,198      $  363,385
                                                                  ==========      ==========







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                   ENDED MAY 31,                   ENDED MAY 31,
                                                            --------------------------      --------------------------
                                                               2004            2003            2004            2003
                                                            ----------      ----------      ----------      ----------
REVENUES:
  Net sales                                                 $   69,886      $   63,269      $  130,813      $  121,394
  Royalties                                                        206             364             516             664
                                                            ----------      ----------      ----------      ----------
    Total revenues                                              70,092          63,633         131,329         122,058
                                                            ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of sales                                                 20,556          17,713          37,508          35,404
  Advertising and promotion                                     19,080          18,529          37,612          36,934
  Selling, general and administrative                           10,671          10,397          21,306          20,211
  Settlement and administrative costs of PPA litigation          3,463            --             3,657            --
                                                            ----------      ----------      ----------      ----------
    Total costs and expenses                                    53,770          46,639         100,083          92,549
                                                            ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS                                          16,322          16,994          31,246          29,509
                                                            ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                                              (3,639)         (5,227)         (8,394)        (10,374)
  Investment and other income, net                                 115              53             160              87
  Loss on early extinguishment of debt                          (1,649)           --           (12,958)           --
                                                            ----------      ----------      ----------      ----------
    Total other income (expense)                                (5,173)         (5,174)        (21,192)        (10,287)
                                                            ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                      11,149          11,820          10,054          19,222

PROVISION FOR INCOME TAXES                                       3,902           4,299           3,519           7,112
                                                            ----------      ----------      ----------      ----------


NET INCOME                                                  $    7,247      $    7,521      $    6,535      $   12,110
                                                            ==========      ==========      ==========      ==========

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic                            19,286          19,052          19,193          19,177
                                                            ==========      ==========      ==========      ==========
  Weighted average and potential dilutive outstanding           20,176          19,751          20,038          19,966
                                                            ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE:
    Basic                                                   $      .38      $      .39      $      .34      $      .63
                                                            ==========      ==========      ==========      ==========
    Diluted                                                 $      .36      $      .38      $      .33      $      .61
                                                            ==========      ==========      ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                       --------------------------
                                                                                         MAY 31,         MAY 31,
                                                                                          2004            2003
                                                                                       ----------      ----------
OPERATING ACTIVITIES:
  Net income                                                                           $    6,535      $   12,110
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                         3,072           3,021
      Deferred income taxes                                                                 5,218           3,774
      Tax benefit realized from stock option exercises                                      2,504             199
      Loss on early extinguishment of debt                                                 12,958            --
      Other, net                                                                               49            (116)
      Changes in operating assets and liabilities:
        Accounts receivable                                                               (13,579)         (6,524)
        Inventories                                                                        (1,280)         (1,648)
        Refundable income taxes                                                            (2,138)            242
        Prepaid expenses and other current assets                                           2,295           1,236
        Accounts payable and accrued liabilities                                           (2,103)             82
                                                                                       ----------      ----------
           Net cash provided by operating activities                                       13,531          12,376
                                                                                       ----------      ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                               (1,240)         (2,566)
  Purchases of patents, trademarks and other product rights                                   (19)           (308)
  (Increase) decrease in other assets, net                                                   (701)            289
                                                                                       ----------      ----------
           Net cash used in investing activities                                           (1,960)         (2,585)
                                                                                       ----------      ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                                            (212,288)         (8,250)
  Proceeds from long-term debt                                                            200,000            --
  Proceeds from borrowings under revolving credit facility                                 25,000            --
  Repayments of revolving credit facility                                                 (25,000)           --
  Proceeds from exercise of stock options                                                   2,880             275
  Repurchase of common shares                                                              (3,234)         (3,900)
  Increase in debt issuance costs                                                          (5,718)            (25)
  Retirement of debt issuance costs                                                        (7,861)           --
  Premium on interest rate cap agreement                                                   (1,375)           --
                                                                                       ----------      ----------
          Net cash used in financing activities                                           (27,596)        (11,900)
                                                                                       ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS                                                                                  (16)            146
                                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS:
  Decrease for the period                                                                 (16,041)         (1,963)
  At beginning of period                                                                   26,931          15,924
                                                                                       ----------      ----------
  At end of period                                                                     $   10,890      $   13,961
                                                                                       ==========      ==========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 70 and 69 shares of restricted common stock at a value of $19.98 and
    $14.50 per share for the six months ended May 31, 2004 and 2003, respectively      $    1,399      $    1,000

PAYMENTS FOR:
  Interest                                                                             $    7,807      $    9,656
  Taxes                                                                                $      196      $    2,599

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

All monetary and share amounts are expressed in thousands.

1.   BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2003. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2.   CASH AND CASH EQUIVALENTS
     -------------------------

          We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.   RECLASSIFICATIONS
     -----------------

          Certain amounts have been reclassified to conform to the current period's presentation.

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

          In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The application of SFAS 145 resulted in recording a loss on early extinguishment of debt of $12,958 in the first and second quarters of fiscal 2004, which was classified in the condensed consolidated financial statements in accordance with the provisions of SFAS 145.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The application of SFAS 146 resulted in recording $40 of accrued liabilities related to the restructuring of the United Kingdom ("U.K.") operations. We expect to record additional charges related to the restructuring of the U.K. operations in the third and fourth quarters of fiscal 2004.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 did not have an impact on our financial position, results of operations or cash flows.

5.   STOCK-BASED COMPENSATION
     ------------------------

          Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. Our 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. Our 2003 Stock Incentive Plan provides for the issuance of up to 1,500 shares of common stock. Options granted under the plans vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

          For SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") purposes, as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2003: expected dividend yield of 0%, expected volatility of 60% and 64%, respectively, risk-free interest rates of 4.65% and 3.95%, respectively, and expected lives of approximately five and six years, respectively.

          Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and six months ended May 31, 2004 and 2003, respectively, as indicated below:

                                                   For the Three Months Ended     For the Six Months Ended
                                                             May 31,                       May 31,
                                                    -------------------------     -------------------------
                                                       2004           2003           2004           2003
                                                    ----------     ----------     ----------     ----------
     Net income:
       As reported                                  $    7,247     $    7,521     $    6,535     $   12,110
       Fair value method compensation cost, net          1,110            472          1,999          1,033
                                                    ----------     ----------     ----------     ----------
       Pro forma                                    $    6,137     $    7,049     $    4,536     $   11,077
                                                    ==========     ==========     ==========     ==========



     Net income per share, basic:
       As reported                                  $      .38     $      .39     $      .34     $      .63
       Pro forma                                    $      .32     $      .37     $      .24     $      .58

     Net income per share, diluted:
       As reported                                  $      .36     $      .38     $      .33     $      .61
       Pro forma                                    $      .30     $      .36     $      .23     $      .55

6.   EARNINGS PER SHARE
     ------------------

          The following table presents the computation of per share earnings for the three and six months ended May 31, 2004 and 2003, respectively:

                                             For the Three Months Ended    For the Six Months Ended
                                                      May 31,                       May 31,
                                             -------------------------     -------------------------
                                                2004           2003           2004           2003
                                             ----------     ----------     ----------     ----------

     NET INCOME                              $    7,247     $    7,521     $    6,535     $   12,110
                                             ==========     ==========     ==========     ==========

     NUMBER OF COMMON SHARES:
        Weighted average outstanding             19,286         19,052         19,193         19,177
        Issued upon assumed exercise of
          outstanding stock options                 814            612            783            694
        Effect of issuance of restricted
           common shares                             76             87             62             95
                                             ----------     ----------     ----------     ----------
        Weighted average and potential
           dilutive outstanding (1)              20,176         19,751         20,038         19,966
                                             ==========     ==========     ==========     ==========

     NET INCOME PER COMMON SHARE:
         Basic                               $      .38     $      .39     $      .34     $      .63
                                             ==========     ==========     ==========     ==========
         Diluted                             $      .36     $      .38     $      .33     $      .61
                                             ==========     ==========     ==========     ==========

         (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 199 and 1,042 shares for the three months ended May 31, 2004 and 2003, respectively, and 100 and 96 shares for the six months ended May 31, 2004 and 2003, respectively.

7.   ADVERTISING EXPENSES
     --------------------

          We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter ("OTC") health care products and toiletries. Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising. This advertising supports the retailers' sales effort and maintains the important brand franchise with the consuming public. Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers. Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28, "Interim Financial Reporting") and adjusting that accrual to the actual expenses incurred at the end of the year.

8.   SHIPPING AND HANDLING
     ---------------------

          Shipping and handling costs of $1,999 and $1,588 are included in selling expenses for the three months ended May 31, 2004 and 2003, respectively, and $3,434 and $3,045 for the six months ended May 31, 2004 and 2003, respectively.

9.   PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     ------------------------------------------------------

          The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $244,809 and $244,790 as of May 31, 2004 and November 30, 2003, respectively. The gross carrying amount of intangible assets subject to amortization at both May 31, 2004 and November 30, 2003, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of intangible assets at May 31, 2004 and November 30, 2003 was $1,492 and $1,343, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2004 and 2003 was $73 and $85, respectively, and for the six months ended May 31, 2004 and 2003 was $149 and $170, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2005, 2006, 2007, 2008 and 2009 is $290, $290, $123, $40 and $20, respectively.

10.  INVENTORIES
     -----------

          Inventories consisted of the following as of May 31, 2004 and November 30, 2003:

                                                          2004          2003
                                                      ----------     ----------

     Raw materials and work in process                $    8,091     $    9,740
     Finished goods                                       12,436          9,507
     Excess of current cost over LIFO values              (1,688)        (1,688)
                                                      ----------     ----------
         Total inventories                            $   18,839     $   17,559
                                                      ==========     ==========

11.  ACCRUED LIABILITIES
     -------------------

          Accrued liabilities consisted of the following as of May 31, 2004 and November 30, 2003:

                                                          2004          2003
                                                      ----------     ----------

     Interest                                         $    3,219     $    3,115
     Salaries, wages and commissions                       3,133          3,604
     Product advertising and promotion                     5,806          5,348
     Insurance                                               480          1,151
     Pension                                                 956          1,040
     Other                                                 1,401          1,721
                                                      ----------     ----------
         Total accrued liabilities                    $   14,995     $   15,979
                                                      ==========     ==========

12.  LONG-TERM DEBT
     --------------

          Long-term debt consisted of the following as of May 31, 2004 and November 30, 2003:

                                                          2004          2003
                                                      ----------     ----------
     Revolving Credit Facility due 2009 at a
       variable rate of 4.75% as of
       May 31, 2004                                   $     --       $     --
     Term loan payable to banks at variable
       rates of 3.42% and 3.39% as of
       February 26, 2004 (termination date) and
       November 30, 2003, respectively                      --            7,750
     8.875% Senior Subordinated Notes, plus
       unamortized premium of $138
       for 2003                                             --          204,676
     Floating Rate Senior Notes due 2010
       at a variable rate of 4.12% as of
       May 31, 2004                                       75,000           --
     7.0% Senior Subordinated Notes due 2014             125,000           --
                                                      ----------     ----------
     Total long-term debt                                200,000        212,426
     Less:  current maturities                              --            7,750
                                                      ----------     ----------
     Total long-term debt, net of current maturities  $  200,000     $  204,676
                                                      ==========     ==========

          On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2004, no amounts have been borrowed under the Revolving Credit Facility, and the variable rate was 4.75%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On June 30, 2004, we had no borrowings outstanding under our Revolving Credit Facility.

          On March 28, 2002, we obtained a $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent (the "Credit Facility"). The Credit Facility included a $15,000 revolving credit line and a $45,000 term loan. The remaining balance of the term loan under the Credit Facility was repaid as part of the refinancing transactions discussed herein, and the revolving credit line under the Credit Facility was terminated on February 26, 2004.

          On February 10, 2004, we commenced a cash tender offer and consent solicitation for the $204,538 outstanding principal amount of our 8.875% Senior Subordinated Notes due 2008 (the "8.875% Subordinated Notes"). The consent solicitation expired on February 24, 2004, and a total of approximately $174,530, or approximately 85.3% of the 8.875% Subordinated Notes, were tendered and accepted for payment on February 26, 2004. The remaining principal outstanding, call premium, accrued interest and interest to call date amounting to $32,227 was placed in escrow with the indenture trustee to fund the purchase of additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the remaining 8.875% Subordinated Notes not tendered. The redemption of the remaining 8.875% Subordinated Notes not tendered in such offer were called in accordance with their terms on April 1, 2004 at a redemption price of 102.9583% of their aggregate principal amount. On April 1, 2004, the remaining amount held in escrow was released for payment and all outstanding 8.875% Subordinated Notes were redeemed.

          The completion of our refinancing of the Credit Facility and purchase of approximately $174,530 of our 8.875% Subordinated Notes that were tendered on February 26, 2004 resulted in a loss on early extinguishment of debt of $11,309 and a tax benefit of $3,958. In the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of $1,649 and a related tax benefit of $577 related to the redemption of the remaining $30,008 of our 8.875% Subordinated Notes.

          Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

          The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of May 31, 2004). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $14 is included in prepaid expenses and other current assets, and the long-term portion of $1,361 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap will be compared to its fair value quarterly. If the fair value is lower than the carrying value of the premium on the interest rate cap, a charge will be recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%. At any time prior to March 1, 2005, we may redeem up to 35.0% of the aggregate principal amount of the Floating Rate Notes (including any additional Floating Rate Notes) at a redemption price of 100.0% of the principal amount thereof, plus a premium equal to the interest rate per annum on the Floating Rate Notes applicable on the date on which notice of the redemption is given, together with accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of Floating Rate Notes remains outstanding immediately after the occurrence of each redemption (excluding Floating Rate Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

          Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears on March 1 and September 1, commencing on September 1, 2004. Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes. The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors. At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2009 at 103.500%, March 1, 2010 at 102.333%, March 1, 2011 at 101.167% and March 1, 2012 and thereafter at 100.000%. At any time prior to March 1, 2007, we may redeem up to 35.0% of the aggregate principal amount of the 7.0% Subordinated Notes (including any additional 7.0% Subordinated Notes) at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption rate, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of the 7.0% Subordinated Notes remains outstanding immediately after the occurrence of such redemption (excluding 7.0% Subordinated Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

          The indentures governing the Floating Rate Notes and 7.0% Subordinated Notes, among other things, limit our ability and the ability of our restricted subsidiaries to: (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in our restricted subsidiaries, (vi) restrict dividends or other payments from restricted subsidiaries, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. In addition, if we experience specific kinds of changes in control, we must offer to purchase the Floating Rate Notes and 7.0% Subordinated Notes at 101.0% of their principal amount plus accrued and unpaid interest.

          The future maturities of long-term debt outstanding as of May 31, 2004 are as follows:

           2005                                $   --
           2006                                    --
           2007                                    --
           2008                                    --
           2009                                    --
           Thereafter                           200,000
                                               --------
                                               $200,000
                                               ========

13.  COMPREHENSIVE INCOME
     --------------------

          Comprehensive income consisted of the following components for the three and six months ended May 31, 2004 and 2003, respectively:

                                    For the Three Months Ended      For the Six Months Ended
                                              May 31,                         May 31,
                                    --------------------------      -------------------------
                                       2004            2003            2004           2003
                                    ----------      ----------      ----------     ----------
     Net income                     $    7,247      $    7,521      $    6,535     $   12,110
     Other - foreign currency
         translation adjustment           (151)            (47)            119            317
                                    ----------      ----------      ----------     ----------
        Total                       $    7,096      $    7,474      $    6,654     $   12,427
                                    ==========      ==========      ==========     ==========

14.  STOCK BUYBACK
     -------------

          In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20,000. During the six months ended May 31, 2004, we repurchased 129 shares for $3,234. All repurchased shares were retired and returned to unissued. We are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indenture pursuant to which Floating Rate Notes and 7.0% Subordinated Notes were issued.

15.  RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
     --------------------------------------------------------

          RETIREMENT PLANS

          We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at May 31, 2004 and November 30, 2003 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

          Net periodic pension cost for the three and six months ended May 31, 2004 and 2003 comprised the following components:

                                          For the Three Months Ended   For the Six Months Ended
                                                    May 31,                     May 31,
                                            ----------------------      ----------------------
                                              2004          2003          2004          2003
                                            --------      --------      --------      --------
     Service cost                           $   --        $   --        $   --        $   --
     Interest cost on projected benefit
      obligation                                 155           152           310           304
     Actual return on plan assets               (178)         (157)         (356)         (314)
     Net amortization and deferral                28           (36)           56           (72)
                                            --------      --------      --------      --------
     Net pension cost (benefit)             $      5      $    (41)     $     10      $    (82)
                                            ========      ========      ========      ========

          No employer contributions were made for the six months ended May 31, 2004 and May 31, 2003, and no employer contributions are required to be made in fiscal 2004.

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

          Net periodic postretirement health care benefits cost for the three and six months ended May 31, 2004 and May 31, 2003, included the following components:

                                                 For the Three Months Ended   For the Six Months Ended
                                                           May 31,                     May 31,
                                                   ----------------------      ----------------------
                                                     2004          2003          2004          2003
                                                   --------      --------      --------      --------
     Service cost                                  $     16      $     14      $     32      $     28
     Interest cost on accumulated
       postretirement benefit obligation                 20            20            40            40
     Amortization of prior service cost                   4             4             8             8
     Amortization of net gain                            (8)           (7)          (16)          (14)
                                                   --------      --------      --------      --------
     Net periodic postretirement benefits cost     $     32      $     31      $     64      $     62
                                                   ========      ========      ========      ========

16.  INCOME TAXES
     ------------

          We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and six months ended May 31, 2004 was 35%, respectively, as compared to 36% in the corresponding quarter of fiscal 2003 and 37% for the six months ended May 31, 2003. The lower rate in fiscal 2004 reflects the implementation of a number of foreign and state tax planning initiatives.

17.  PRODUCT SEGMENT INFORMATION
     ---------------------------

          Net sales of our domestic product categories within our single healthcare business segment for the three and six months ended May 31, 2004 and 2003 are as follows:

                                                     For the Three Months Ended  For the Six Months Ended
                                                               May 31,                   May 31,
                                                        ---------------------     ---------------------
                                                          2004         2003         2004         2003
                                                        --------     --------     --------     --------

     Topical analgesics                                 $ 18,134     $ 14,626     $ 33,846     $ 28,198
        Medicated skin care products                      17,330       14,912       30,663       28,062
        Dietary supplements                               10,369       10,963       18,880       20,568
        Medicated dandruff shampoos and conditioner        7,406        6,641       16,627       14,812
        Other OTC and toiletry products                   10,445        9,039       19,275       17,221
                                                        --------     --------     --------     --------
          Total                                         $ 63,684     $ 56,181     $119,291     $108,861
                                                        ========     ========     ========     ========

18.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

          GENERAL LITIGATION

          As of June 30, 2004, we were named as a defendant in approximately 345 lawsuits involving claims by approximately 680 plaintiffs alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (In Re Phenylpropanolamine ("PPA") Products Liability Litigation, MDL No. 1407). The remaining cases are state court cases that have been filed in a number of different states.

          We believe that approximately 203 or approximately 59% of the existing lawsuits in which we are named as a defendant represent cases involving alleged injuries by products manufactured and sold prior to our acquisition of DEXATRIM in December 1998. We have been defended in these lawsuits on the basis of indemnification obligations assumed by The DELACO Company, Inc. ("DELACO"), successor to Thompson Medical Company, Inc., which owned DEXATRIM prior to December 1998. DELACO maintains product liability insurance coverage for products manufactured and sold prior to December 1998 with annual limits of coverage and has an excess liability policy but otherwise has only nominal assets. We understand that DELACO's insurance carriers are disputing their responsibility for such coverage and are engaged in settlement discussions with DELACO. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM in December 1998 and even if it is able to do so, it is unlikely that DELACO will be able to indemnify us beyond its insurance coverage. In addition, we cannot assure you that the insurance maintained by DELACO will be sufficient to cover these claims or that ultimately we will not be held liable for these claims. Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. In addition to indemnification from DELACO, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 1998.

          In the approximately 203 cases that have been filed against us for products manufactured and sold prior to December 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. However, although there can be no assurances, we do not believe that successor liability would be imposed against us in these cases. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 1998; we did not cause DELACO's bankruptcy; many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states; and we believe that a remedy will be available to plaintiffs who file claims in the DELACO bankruptcy.

          As of June 30, 2004, in the approximately 142 lawsuits we are defending, approximately 173 plaintiffs specifically allege ingestion of DEXATRIM. The remaining plaintiffs either do not specifically allege ingestion of DEXATRIM or have sued multiple manufacturers or sellers of products containing PPA without identifying the products they ingested.

          On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in IN RE
     PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL 1407, pending before the United States

     District Court for the Western District of Washington (the "Memorandum of Understanding"). The Memorandum of Understanding memorialized certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA.

          On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The court granted preliminary approval of the class action settlement on April 23, 2004. The class action settlement agreement is generally consistent with the terms of and supercedes the Memorandum of Understanding and provides for a national class action settlement of all DEXATRIM PPA claims. The class action settlement is subject to final approval by the court at a fairness hearing currently scheduled for August 26, 2004.

          In accordance with the terms of the DEXATRIM class action settlement agreement, $60,885 has been funded into an initial settlement trust from our first three layers of insurance coverage, as described below. We have published notice of the final settlement and details as to the manner in which claims can be submitted. The deadline for submission of all claims is July 7, 2004. If the final settlement is approved by the court, claims submitted in the class settlement would be valued pursuant to an agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. To the extent the amount in the initial settlement trust is ultimately insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future.

          Based upon the Memorandum of Understanding and the settlement matrix, Judge Rothstein entered a stay of discovery in all federal court DEXATRIM PPA cases which allowed us to negotiate the class action settlement agreement and file our class action settlement. Approximately 70% of our cases are included in the multi-district litigation, or MDL. We expect most of our cases pending in state courts will join in the settlement discussed above.

          On December 19, 2003, DELACO also entered into a Memorandum of Understanding with the PSC. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

          We cannot assure you that the terms of the class action settlement agreement will be approved by the court. If the settlement is not approved, we will continue to defend individual cases in a number of different state and federal jurisdictions. If the final settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims may opt out or whether such claims will result in significant additional liability for us. To the extent the number or settlement value of opt out claims exceeds certain levels as specified in the class action settlement agreement, we reserve the right to terminate the settlement.

          In the second quarter of fiscal 2004, we took a $3,463 charge relating to settlement and administrative costs associated with the DEXATRIM PPA litigation. Although we believe that an additional liability existed as of May 31, 2004 related to our PPA litigation, because the final terms of the settlement are still uncertain and have not been approved, we are not able to estimate reasonably the amount of such liability at May 31, 2004 and have made no provision for this liability in our condensed consolidated financial statements.

          As indicated above, $60,885 from our first three layers of our product liability insurance coverage available for the PPA litigation has been funded into an initial settlement trust. To the extent the amount in the initial settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use certain of our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the initial settlement trust, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

          We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle Kemper's lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60,885 of the $77,000 of product liability coverage provided by these insurance policies. The $60,885 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $23,385 under policies with two other insurance companies. As indicated above, this $60,885 of coverage has been funded into an initial settlement trust in accordance with the terms of the class action settlement agreement.

          We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25,000 of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60,885 of insurance funds available in the initial settlement trust are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12,615 toward the settlement of PPA claims to reach the $73,500 coverage point for the Interstate policy.

          We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. As of June 1, 2004, our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $4,250 is currently funded, and a total of $40,000 of excess coverage through third party insurers.

          We have been named as a defendant in one lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. We have been named in an additional lawsuit alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM Natural, but the allegations do not indicate whether the DEXATRIM Natural contained ephedrine. We intend to vigorously defend both of these lawsuits.

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

          On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

          We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiffs' individual claim and each member of the proposed class does not exceed $75. We filed an answer on June 28, 2004 and intend to defend vigorously the lawsuit.

          Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon assessments from counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our financial position, results of operations or cash flows if disposed of unfavorably.

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

          On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

          We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to demonstrate conclusively the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph.

          Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by the Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before November 2005. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application ("NDA") in order to continue to market the ICY HOT Patch or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on the NDA once it is submitted.

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


19.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     --------------------------------------------

          The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of May 31, 2004 arose in conjunction with Chattem's issuance of the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2004 is $200,000.

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

MAY 31, 2004
(Unaudited and in thousands)

                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                   $        318      $      2,574      $      7,998      $         --      $     10,890
  Accounts receivable, less allowances of
    $4,034                                          34,369            13,370             4,688           (13,370)           39,057
  Interest receivable                                   --               619                --              (619)               --
  Inventories                                       13,854             2,291             2,694                --            18,839
  Refundable income taxes                            6,533                --                36                --             6,569
  Deferred income taxes                              1,152                --                --                --             1,152
  Prepaid expenses and other current assets          1,098                --               163              (166)            1,095
                                              ------------      ------------      ------------      ------------      ------------
    Total current assets                            57,324            18,854            15,579           (14,155)           77,602
                                              ------------      ------------      ------------      ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET                  27,182               775               331                --            28,288
                                              ------------      ------------      ------------      ------------      ------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net                                908           307,099                --           (62,290)          245,717
  Debt issuance costs, net                           5,532                --                --                --             5,532
  Investment in subsidiaries                       251,534            33,000            66,024          (350,558)               --
  Note receivable                                       --            33,000                --           (33,000)               --
  Other                                              3,559                --               500                --             4,059
                                              ------------      ------------      ------------      ------------      ------------
    Total other noncurrent assets                  261,533           373,099            66,524          (445,848)          255,308
                                              ------------      ------------      ------------      ------------      ------------
      TOTAL ASSETS                            $    346,039      $    392,728      $     82,434      $   (460,003)     $    361,198
                                              ============      ============      ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and other                  $      8,552      $         --      $      1,253      $         --      $      9,805
  Accrued liabilities                               25,398             1,795             1,957           (14,155)           14,995
                                              ------------      ------------      ------------      ------------      ------------
    Total current liabilities                       33,950             1,795             3,210           (14,155)           24,800
                                              ------------      ------------      ------------      ------------      ------------
LONG-TERM DEBT                                     200,000                --            33,000           (33,000)          200,000
                                              ------------      ------------      ------------      ------------      ------------
DEFERRED INCOME TAXES                                  452            29,319               (46)               --            29,725
                                              ------------      ------------      ------------      ------------      ------------
OTHER NONCURRENT LIABILITIES                         1,746                --                --                --             1,746
                                              ------------      ------------      ------------      ------------      ------------
INTERCOMPANY ACCOUNTS                                4,964            (7,309)            2,345                --                --
                                              ------------      ------------      ------------      ------------      ------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued                       --                --                --                --                --
  Common shares, without par value,
    authorized 50,000, issued 19,557                81,410                --                --                --            81,410
  Share capital of subsidiaries                         --           330,586            38,647          (369,233)               --
  Retained earnings                                 28,809            38,337             5,496           (43,833)           28,809
                                              ------------      ------------      ------------      ------------      ------------
    Total                                          110,219           368,923            44,143          (413,066)          110,219
                                              ------------      ------------      ------------      ------------      ------------
  Unamortized value of restricted common
    shares issued                                   (2,951)               --                --                --            (2,951)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment           (701)               --              (218)              218              (701)
    Minimum pension liability adjustment,
      net of income taxes                           (1,640)               --                --                --            (1,640)
                                              ------------      ------------      ------------      ------------      ------------
    Total shareholders' equity                     104,927           368,923            43,925          (412,848)          104,927
                                              ------------      ------------      ------------      ------------      ------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $    346,039      $    392,728      $     82,434      $   (460,003)     $    361,198
                                              ============      ============      ============      ============      ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2003
(In thousands)

                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                   $     18,702      $      1,964      $      6,265      $         --      $     26,931
  Accounts receivable, less allowances of
    $3,594                                          21,729             7,089             3,749            (7,089)           25,478
  Inventories                                       12,670             2,040             2,849                --            17,559
  Refundable income taxes                            4,414                --                17                --             4,431
  Deferred income taxes                              3,441                --                --                --             3,441
  Prepaid expenses and other current assets          4,401                --               142            (1,167)            3,376
                                              ------------      ------------      ------------      ------------      ------------
    Total current assets                            65,357            11,093            13,022            (8,256)           81,216
                                              ------------      ------------      ------------      ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, NET                  27,595               775               352                --            28,722
                                              ------------      ------------      ------------      ------------      ------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net                              1,057           307,080                --           (62,290)          245,847
  Debt issuance costs, net                           5,504                --                --                --             5,504
  Investment in subsidiaries                       235,928                --                --          (235,928)               --
  Other                                              1,596                --               500                --             2,096
                                              ------------      ------------      ------------      ------------      ------------
    Total other noncurrent assets                  244,085           307,080               500          (298,218)          253,447
                                              ------------      ------------      ------------      ------------      ------------
      TOTAL ASSETS                            $    337,037      $    318,948      $     13,874      $   (306,474)     $    363,385
                                              ============      ============      ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt        $      7,750      $         --      $         --      $         --      $      7,750
  Accounts payable and other                         9,804                --             1,120                --            10,924
  Accrued liabilities                               21,417               628             2,190            (8,256)           15,979
                                              ------------      ------------      ------------      ------------      ------------
    Total current liabilities                       38,971               628             3,310            (8,256)           34,653
                                              ------------      ------------      ------------      ------------      ------------
LONG-TERM DEBT, less current maturities            204,676                --                --                --           204,676
                                              ------------      ------------      ------------      ------------      ------------
DEFERRED INCOME TAXES                                   56            26,788               (48)               --            26,796
                                              ------------      ------------      ------------      ------------      ------------
OTHER NONCURRENT LIABILITIES                         1,689                --                --                --             1,689
                                              ------------      ------------      ------------      ------------      ------------
INTERCOMPANY ACCOUNTS                               (3,926)            3,469               457                --                --
                                              ------------      ------------      ------------      ------------      ------------
SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued                       --                --                --                --                --
  Common shares, without par value,
    authorized 50,000, issued 19,161                77,815                --                --                --            77,815
  Share capital of subsidiaries                         --           263,704             6,504          (270,208)               --
  Retained earnings                                 22,274            24,359             3,998           (28,357)           22,274
                                              ------------      ------------      ------------      ------------      ------------
    Total                                          100,089           288,063            10,502          (298,565)          100,089
                                              ------------      ------------      ------------      ------------      ------------
  Unamortized value of restricted common
    shares issued                                   (2,058)               --                --                --            (2,058)
  Cumulative other comprehensive income:
    Foreign currency translation adjustment           (820)               --              (347)              347              (820)
    Minimum pension liability adjustment,
      net of income taxes                           (1,640)               --                --                --            (1,640)
                                              ------------      ------------      ------------      ------------      ------------
    Total shareholders' equity                      95,571           288,063            10,155          (298,218)           95,571
                                              ------------      ------------      ------------      ------------      ------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $    337,037      $    318,948      $     13,874      $   (306,474)     $    363,385
                                              ============      ============      ============      ============      ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2004
(Unaudited and in thousands)


                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                                $    104,264      $     38,417      $      8,942      $    (20,294)     $    131,329
                                              ------------      ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
  Cost of sales                                     29,428             5,698             3,574            (1,192)           37,508
  Advertising and promotion                         28,903             6,427             2,282                --            37,612
  Selling, general and administrative               20,234               216               856                --            21,306
  Settlement and administrative costs of
    PPA litigation                                   3,657                --                --                --             3,657
  Equity in subsidiary income                      (15,476)               --                --            15,476                --
                                              ------------      ------------      ------------      ------------      ------------
    Total costs and expenses                        66,746            12,341             6,712            14,284           100,083
                                              ------------      ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                              37,518            26,076             2,230           (34,578)           31,246
                                              ------------      ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Interest expense                                  (8,394)               --            (1,238)            1,238            (8,394)
  Investment and other income, net                      94             1,240               689            (1,863)              160
  Loss on early extinguishment of debt             (12,958)               --                --                --           (12,958)
  Royalties                                        (15,988)           (3,114)               --            19,102                --
  Corporate allocations                              1,791            (1,731)              (60)               --                --
                                              ------------      ------------      ------------      ------------      ------------
    Total other income (expense)                   (35,455)           (3,605)             (609)           18,477           (21,192)
                                              ------------      ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                           2,063            22,471             1,621           (16,101)           10,054
                                              ------------      ------------      ------------      ------------      ------------
(BENEFIT FROM) PROVISION FOR INCOME TAXES           (4,472)            7,865               126                --             3,519
                                              ------------      ------------      ------------      ------------      ------------

NET INCOME                                    $      6,535      $     14,606      $      1,495      $    (16,101)     $      6,535
                                              ============      ============      ============      ============      ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MAY 31, 2003
(Unaudited and in thousands)


                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
TOTAL REVENUES                                $     90,971      $     26,973      $     10,505      $     (6,391)     $    122,058
                                              ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of sales                                     25,934             5,889             4,231              (650)           35,404
  Advertising and promotion                         28,824             4,816             3,294                --            36,934
  Selling, general and administrative               18,938               144             1,129                --            20,211
  Equity in subsidiary income                      (10,424)               --                --            10,424                --
                                              ------------      ------------      ------------      ------------      ------------
    Total costs and expenses                        63,272            10,849             8,654             9,774            92,549
                                              ------------      ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                              27,699            16,124             1,851           (16,165)           29,509
                                              ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                 (10,374)               --                --                --           (10,374)
  Investment and other income, net                      69                 2                16                --                87
  Royalties                                         (4,463)           (1,069)             (209)            5,741                --
  Corporate allocations                              1,974            (1,918)              (56)               --                --
                                              ------------      ------------      ------------      ------------      ------------
    Total other income (expense)                   (12,794)           (2,985)             (249)            5,741           (10,287)
                                              ------------      ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                          14,905            13,139             1,602           (10,424)           19,222

PROVISION FOR INCOME TAXES                           2,795             4,030               287                --             7,112
                                              ------------      ------------      ------------      ------------      ------------

NET INCOME                                    $     12,110      $      9,109      $      1,315      $    (10,424)     $     12,110
                                              ============      ============      ============      ============      ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2004
(Unaudited and in thousands)


                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net income                                  $      6,535      $     14,606      $      1,495      $    (16,101)     $      6,535
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                    3,028                --                44                --             3,072
    Deferred income taxes                            2,687             2,529                 2                --             5,218
    Tax benefit realized from stock option
      exercises                                      2,504                --                --                --             2,504
    Loss on early extinguishment of debt            12,958                --                --                --            12,958
    Other, net                                          33                --                16                --                49
    Equity in subsidiary income                    (16,101)               --                --            16,101                --
    Changes in operating assets and
      liabilities:
      Accounts receivable                          (12,640)           (6,280)             (939)            6,280           (13,579)
      Interest receivable                               --              (619)               --               619                --
      Inventories                                   (1,183)             (251)              154                --            (1,280)
      Refundable income taxes                       (2,119)               --               (19)               --            (2,138)
      Prepaid expenses and other current assets      3,317                --               (22)           (1,000)            2,295
      Accounts payable and accrued liabilities       2,729             1,167              (100)           (5,899)           (2,103)
                                              ------------      ------------      ------------      ------------      ------------
      Net cash provided by operating activities      1,748            11,152               631                --            13,531
                                              ------------      ------------      ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment        (1,232)               --                (8)               --            (1,240)
  Purchases of patents, trademarks and other
    product rights                                      --               (19)               --                --               (19)
  Increase in note receivable                           --           (33,000)               --            33,000                --
  (Increase) decrease in other assets, net            (818)               --               117                --              (701)
                                              ------------      ------------      ------------      ------------      ------------
      Net cash (used in) provided by
      investing activities                          (2,050)          (33,019)              109            33,000            (1,960)
                                              ------------      ------------      ------------      ------------      ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                     (212,288)               --                --                --          (212,288)
  Proceeds from long-term debt                     200,000                --                --                --           200,000
  Proceeds from borrowings under revolving          25,000                --                --                --            25,000
    credit facility
  Payments of revolving credit facility            (25,000)               --                --                --           (25,000)
  Proceeds from exercise of stock options            2,880                --                --                --             2,880
  Repurchase of common shares                       (3,234)               --                --                --            (3,234)
  Increase in debt issuance costs                   (5,718)               --                --                --            (5,718)
  Retirement of debt issuance costs                 (7,861)               --                --                --            (7,861)
  Premium on interest rate cap agreement            (1,375)               --                --                --            (1,375)
  Intercompany debt proceeds, net                       --                --            33,000           (33,000)               --
  Changes in intercompany accounts                   9,514            23,102           (32,616)               --                --
  Dividends paid                                        --              (625)              625                --                --
                                              ------------      ------------      ------------      ------------      ------------
      Net cash (used in) provided by
        financing activities                       (18,082)           22,477             1,009           (33,000)          (27,596)
                                              ------------      ------------      ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                    --                --               (16)               --               (16)
                                              ------------      ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period               (18,384)              610             1,733                --           (16,041)
  At beginning of period                            18,702             1,964             6,265                --            26,931
                                              ------------      ------------      ------------      ------------      ------------
  At end of period                            $        318      $      2,574      $      7,998      $         --      $     10,890
                                              ============      ============      ============      ============      ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2003
(Unaudited and in thousands)



                                                                  GUARANTOR       NON-GUARANTOR
                                                                 SUBSIDIARY        SUBSIDIARY
                                                 CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              ------------      ------------      ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net income                                  $     12,110      $      9,109      $      1,315      $    (10,424)     $     12,110
  Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities:
    Depreciation and amortization                    2,947                --                74                --             3,021
    Deferred income taxes                              177             3,597                --                --             3,774
    Tax benefit realized from stock
      option exercises                                 199                --                --                --               199
    Other, net                                        (119)               --                 3                --              (116)
    Equity in subsidiary income                    (10,424)               --                --            10,424                --
    Changes in operating assets and
    liabilities:
      Accounts receivable                           (6,427)               --               (97)               --            (6,524)
      Inventories                                   (1,778)              337              (207)               --            (1,648)
      Refundable income taxes                          242                --                --                --               242
      Prepaid expenses and other current
        assets                                       1,031                --               205                --             1,236
      Accounts payable and accrued
        liabilities                                    (43)               --               125                --                82
                                              ------------      ------------      ------------      ------------      ------------
      Net cash (used in) provided by
        operating activities                        (2,085)           13,043             1,418                --            12,376
                                              ------------      ------------      ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment        (2,446)               --              (120)               --            (2,566)
  Purchase of patents, trademarks and other
    product rights                                      (8)             (300)               --                --              (308)
  Decrease (increase) in other assets, net             599                --              (310)               --               289
                                              ------------      ------------      ------------      ------------      ------------
    Net cash used in investing activities           (1,855)             (300)             (430)               --            (2,585)
                                              ------------      ------------      ------------      ------------      ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                       (8,250)               --                --                --            (8,250)
  Proceeds from exercise of stock options              275                --                --                --               275
  Repurchase of common shares                       (3,900)               --                --                --            (3,900)
  Increase in debt issuance costs                      (25)               --                --                --               (25)
  Changes in intercompany accounts                   8,517           (11,386)            2,869                --                --
  Dividends paid                                     2,000            (2,000)               --                --                --
                                              ------------      ------------      ------------      ------------      ------------
    Net cash (used in) provided by
      financing activities                          (1,383)          (13,386)            2,869                --           (11,900)
                                              ------------      ------------      ------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                    21                --               125                --               146
                                              ------------      ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                (5,302)             (643)            3,982                --            (1,963)
  At beginning of period                            11,505             1,138             3,281                --            15,924
                                              ------------      ------------      ------------      ------------      ------------
  At end of period                            $      6,203      $        495      $      7,263      $         --      $     13,961
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

        Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in the six months ended May 31, 2004. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

        Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business. As previously high-growth brands mature, sales increases will become even more dependent on the development of successful line extensions, international expansion and acquisitions. During the first quarter of fiscal 2004, we introduced the DEXATRIM All in One Bar, SELSUN BLUE Conditioner, PAMPRIN All Day, BULLFROG SuperBlock Spray Lotion and PHISODERM CLEAR CONFIDENCE Self Heating Daily Scrub and Herbal Astringent. In the second quarter of fiscal 2004, we introduced the ICY HOT Medicated Sleeve. Line extensions, product introductions and acquisitions require a significant amount of introductory advertising and promotional support. For a period of time, these products do not generate a commensurate amount of sales or earnings. As a result, we may experience a short-term impact on our profitability due to line extensions and acquisitions.

        In March 2002, we acquired worldwide rights (except in India) to manufacture, sell and market SELSUN BLUE, which is marketed internationally as SELSUN, plus related intellectual property and certain manufacturing equipment from Abbott Laboratories ("Abbott"). Abbott, or manufacturers under contract to Abbott, manufactured SELSUN BLUE for us domestically until June 2003 and internationally until the end of March 2004. We have entered into an amendment to the manufacturing agreement with Abbott under which Abbott will continue to manufacture SELSUN for us for the European, Middle East and several Latin American markets for an additional period ending July 2005 at agreed upon rates, which vary by market. Abbott will also continue to serve as our distributor for SELSUN in certain foreign countries under separate distribution agreements. All of our North American SELSUN BLUE product lines are presently being manufactured at our Chattanooga facilities. During a transition period which ended March 28, 2004, Abbott also marketed, sold and distributed SELSUN products for us in certain foreign countries until we could satisfy various foreign regulatory requirements, new distributors were in place and any applicable marketing permits were transferred. During the transition period, Abbott paid us an initial royalty equal to 28% of international sales of SELSUN in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements were satisfied prior to our assumption of sales and marketing responsibility in such countries. During the transition period, Abbott paid all costs and expenses related to the manufacture, marketing and sales of SELSUN in these countries. As we assumed responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminated. We then recorded these international sales directly as well as the costs and expenses associated with these sales. Abbott has agreed to extend the transition beyond March 28, 2004 in several countries where we are still awaiting regulatory approval of the transfer. In certain international markets, we sell SELSUN through a distributor and receive a royalty based on a percentage of distributor sales.

        In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the six months ended May 31, 2004, we repurchased 129,000 shares for $3.2 million. The remaining availability under the board authorization was $16.8 million as of May 31, 2004. We are limited in our ability to repurchase shares due to restrictions under the terms of our Senior Secured Revolving Credit Facility due February 26, 2009 (the "Revolving Credit Facility") and the indenture pursuant to which Floating Rate Senior Notes due 2010 (the "Floating Rate Notes") and 7.0 % Senior Subordinated Fixed Rate Notes due 2014 (the "7.0% Subordinated Notes") were issued.

        Our net income margin (net income/total revenues) was 10.3% and 11.8% for the second quarter of fiscal 2004 and 2003, respectively, and 5.0% and 9.9% for the six months ended May 31, 2004 and 2003, respectively. Our net income (excluding debt extinguishment charges and settlement and administrative costs of PPA litigation) margin (net income (excluding debt extinguishment charges and settlement and administrative costs of PPA litigation)/total revenues) was 15.1% and 13.2% for the three and six months ended May 31, 2004, respectively. We believe that disclosure of net income (excluding debt extinguishment charges and settlement and administrative costs of PPA litigation) margin provides investors with useful information regarding the Company's financial performance and allows for easier comparison with net income margin without the effect of these charges in prior periods. A reconciliation of net income (excluding debt extinguishment charges and settlement and administrative costs of PPA litigation) to net income for the three and six months ended May 31, 2004 is presented in the following table:

                                                                        For the          For the
                                                                      Three Months      Six Months
                                                                         Ended            Ended
                                                                         May 31,          May 31,
                                                                          2004             2004
                                                                       ----------       ----------
                                                                          (dollars in thousands)
     Net income                                                        $    7,247       $    6,535
     Add:
            Loss on early extinguishment of debt                            1,649           12,958
            Settlement and administrative costs of PPA  litigation          3,463            3,657
            Benefit from income taxes                                      (1,789)          (5,815)
                                                                       ----------       ----------
     Net income (excluding debt extinguishment charges and
       settlement and administrative costs of PPA litigation)          $   10,570       $   17,335
                                                                       ==========       ==========


     Net income (excluding debt extinguishment charges and
       settlement and administrative costs of PPA  litigation)
       margin                                                                15.1%            13.2%
                                                                       ==========       ==========

        EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to a similarly titled measure reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA is used to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by accounting principles generally accepted in the United States. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility.

        A reconciliation of EBITDA and EBITDA (excluding settlement and administrative costs of PPA litigation) to net income is presented in the following table:

                                                               For the Three Months Ended
                                                    ---------------------------------------------------
                                                                                 Dollar      Percentage
                                                     May 31,       May 31,      Increase      Increase
                                                      2004          2003       (Decrease)    (Decrease)
                                                    --------      --------      --------      --------
                                                                   (dollars in thousands)
     Net income                                     $  7,247      $  7,521      $   (274)         (3.6%)

     Add:
       Provision for income taxes                      3,902         4,299          (397)         (9.2)
       Interest expense, net (includes loss  on
         early extinguishment of debt in 2004)         5,173         5,174            (1)         --
       Depreciation and amortization less
         amounts included in interest                  1,349         1,018           331          32.5
                                                    --------      --------      --------
     EBITDA                                         $ 17,671      $ 18,012      $   (341)         (1.9)
                                                    ========      ========      ========
        Settlement and administrative costs of
          PPA litigation                               3,463          --           3,463            nm
                                                    --------      --------      --------
     EBITDA (excluding settlement and
        administrative costs of PPA litigation)     $ 21,134      $ 18,012      $  3,122          17.3
                                                    ========      ========      ========

     EBITDA margin (EBITDA/total revenues)              25.2%         28.3%
                                                    ========      ========

     EBITDA (excluding settlement and
        administrative costs of PPA litigation)
        margin (EBITDA (excluding settlement
        and administrative costs of PPA
        litigation)/total revenues)                     30.2%         28.3%
                                                    ========      ========

                                                               For the Three Months Ended
                                                    ---------------------------------------------------
                                                                                 Dollar      Percentage
                                                     May 31,       May 31,      Increase      Increase
                                                      2004          2003       (Decrease)    (Decrease)
                                                    --------      --------      --------      --------
                                                                   (dollars in thousands)
     Net income                                     $  6,535      $ 12,110      $ (5,575)        (46.0%)
     Add:
       Provision for income taxes                      3,519         7,112        (3,593)        (50.5)
       Interest expense, net (includes loss on
         early extinguishment of debt in 2004)        21,192        10,287        10,905         106.0
       Depreciation and amortization less
         amounts included in interest                  2,617         2,152           465          21.6
                                                    --------      --------      --------
     EBITDA                                         $ 33,863      $ 31,661      $  2,202           7.0
                                                    ========      ========      ========
        Settlement and administrative costs of
          PPA litigation                                3,657         --           3,657            nm
                                                    --------      --------      --------
     EBITDA (excluding settlement and
        administrative costs of PPA litigation)     $ 37,520      $ 31,661      $ 5,859           18.5
                                                    ========      ========      ========

     EBITDA margin (EBITDA/total revenues)              25.8%         25.9%
                                                    ========      ========

     EBITDA (excluding settlement and
        administrative costs of PPA
        litigation) margin (EBITDA
        (excluding settlement and
        administrative costs of PPA
        litigation)/total revenues)                     28.6%         25.9%
                                                    ========      ========

        On December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL 1407, pending before the United States District Court for the Western District of Washingtion (the "Memorandum of Understanding"). The Memorandum of Understanding memorialized certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA.

        On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The court granted preliminary approval of the class action settlement on April 23, 2004. The class action settlement agreement is generally consistent with the terms of and supercedes the Memorandum of Understanding and provides for a national class action settlement of all DEXATRIM PPA claims. The class action settlement is subject to final approval by the court at a fairness hearing currently scheduled for August 26, 2004.

        In accordance with the terms of the DEXATRIM class action settlement agreement, $60.9 million has been funded into an initial settlement trust from our first three layers of insurance coverage, as described below. We have published notice of the final settlement and details as to the manner in which claims can be submitted. The deadline for submission of all claims is July 7, 2004. If the final settlement is approved by the court, claims submitted in the class settlement would be valued pursuant to an agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. To the extent the amount in the initial settlement trust is ultimately insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future.

        We cannot assure you that the terms of the class action settlement agreement will be approved by the court. If the settlement is not approved, we will continue to defend individual cases in a number of different state and federal jurisdictions. If the final settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims may opt out or whether such claims will result in significant additional liability for us. To the extent the number or settlement value of opt out claims exceeds certain levels as specified in the class action settlement agreement, we reserve the right to terminate the settlement.

        If the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we may record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In the second fiscal quarter ended May 31, 2004, we paid or accrued the first portion of this charge, $3.5 million, or $2.3 million after tax ($.11 per share). Although we believe an additional liability existed as of May 31, 2004 related to our PPA litigation, because the final terms of the settlement are still uncertain and have not been approved, we are not able to reasonably estimate the amount of such liability at May 31, 2004 and have made no provision for this liability in our condensed consolidated financial statements.

        As indicated above, $60.9 million from our first three layers of our product liability insurance coverage available for the PPA litigation has been funded into an initial settlement trust. To the extent the amount in the initial settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use certain of our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the initial settlement trust, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

        We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these insurance policies. The $60.9 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. As indicated above, this $60.9 million of coverage has been funded into an initial settlement trust in accordance with the terms of the class action settlement agreement.

        We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.9 million of insurance funds available in the initial settlement trust are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12.6 million toward the settlement of PPA claims to reach the $73.5 million coverage point for the Interstate policy.

        On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

RESULTS OF OPERATIONS
---------------------

        The following table sets forth, net income and for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                            For the Three Months Ended     For the Six Months Ended
                                            ---------------------------   ---------------------------
                                            May 31, 2004   May 31, 2003   May 31, 2004   May 31, 2003
                                            ------------   ------------   ------------   ------------
TOTAL REVENUES                                  100.0%         100.0%         100.0%         100.0%
                                               ------         ------          -----          -----
COSTS AND EXPENSES:
  Cost of sales                                  29.3           27.9           28.6           29.0
  Advertising and promotion                      27.2           29.1           28.6           30.3
  Selling, general and administrative            15.2           16.3           16.2           16.5
  Settlement and administrative costs of
   PPA litigation                                 5.0           --              2.8           --
                                               ------         ------          -----          -----
    Total costs and expenses                     76.7           73.3           76.2           75.8
                                               ------         ------          -----          -----

INCOME FROM OPERATIONS                           23.3           26.7           23.8           24.2
                                               ------         ------          -----          -----
OTHER INCOME (EXPENSE):
  Interest expense                               (5.2)          (8.2)          (6.4)          (8.5)
  Investment and other income, net                0.2            0.1            0.1            0.1
  Loss on early extinguishment of debt           (2.4)          --             (9.8)          --
                                               ------         ------          -----          -----
     Total other income (expense)                (7.4)          (8.1)         (16.1)          (8.4)
                                               ------         ------          -----          -----

INCOME BEFORE INCOME TAXES                       15.9           18.6            7.7           15.8

PROVISION FOR INCOME TAXES                        5.6            6.8            2.7            5.9
                                               ------         ------          -----          -----

NET INCOME (1)                                   10.3%          11.8%           5.0%           9.9%
                                               ======         ======          =====          =====

------------
(1) For the net income (excluding debt extinguishment charges and settlement and administrative costs of PPA litigation) margin, see the "Overview" in this Management's Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES
----------------------------

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the May 31, 2004 condensed consolidated financial statements:

        ALLOWANCE FOR DOUBTFUL ACCOUNTS

        As of May 31, 2004, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

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

        In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG line of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our consolidated balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.1 million. For the three and six months ended May 31, 2004, we revised our estimate of returns related to our BULLFROG line of products by approximately $0.3 million and $0.6 million, respectively, which were included as increases to net sales in the 2004 condensed consolidated financial statements.

        We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the second quarter of fiscal 2004, we revised our estimate by approximately $0.5 million, which was included as an increase to net sales in the 2004 condensed consolidated financial statements.

        INCOME TAXES

        We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and six months ended May 31, 2004 was 35%, respectively, as compared to 36% in the corresponding quarter of fiscal 2003 and 37% for the six months ended May 31, 2003. The lower rate in fiscal 2004 reflects the implementation of a number of foreign and state tax planning initiatives.

        For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2004 AND 2003
------------------------------------------------------

        To facilitate discussion of our operating results for the three months ended May 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                                                       Increase (Decrease)
                                                                                    ------------------------
                                                            2004         2003        Amount       Percentage
                                                          --------     --------     --------      ----------
                                                                       (dollars in thousands)
Domestic net sales                                        $ 63,684     $ 56,181     $  7,503          13.4%
International revenues (including royalties)                 6,408        7,452       (1,044)        (14.0)
Total revenues                                              70,092       63,633        6,459          10.2
Cost of sales                                               20,556       17,713        2,843          16.1
Advertising and promotion expense                           19,080       18,529          551           3.0
Selling, general and administrative expense                 10,671       10,397          274           2.6
Settlement and administrative costs of PPA litigation        3,463         --          3,463            nm
Interest expense                                             3,639        5,227       (1,588)        (30.4)
Loss on early extinguishment of debt                         1,649         --          1,649            nm
Net income                                                   7,247        7,521         (274)         (3.6)

        DOMESTIC NET SALES

        Domestic net sales for the three months ended May 31, 2004 increased $7.5 million or 13.4% as compared to the corresponding period of 2003. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                                       Increase (Decrease)
                                                                                    ------------------------
                                                            2004         2003        Amount       Percentage
                                                          --------     --------     --------      ----------
                                                                       (dollars in thousands)
Topical analgesics                                        $ 18,134     $ 14,626     $  3,508          24.0%
Medicated skin care products                                17,330       14,912        2,418          16.2
Dietary supplements                                         10,369       10,963         (594)         (5.4)
Medicated dandruff shampoos and conditioner                  7,406        6,641          765          11.5
Other OTC and toiletry products                             10,445        9,039        1,406          15.6
                                                          --------     --------     --------
  Total                                                   $ 63,684     $ 56,181     $  7,503          13.4
                                                          ========     ========     ========

        Domestic net sales increased in all product categories except for the dietary supplements category. Net sales growth in the topical analgesics category was led by a 67% increase in sales of ICY HOT, which was driven by the continued strength of the ICY HOT Back Patch and better than expected initial shipments of the ICY HOT Medicated Sleeve. Net sales growth in this category also resulted from a 9% sales increase in CAPZASIN. The overall sales growth in this category was partially offset by a decline in sales for the balance of the topical analgesic brands as competition from inside and outside the category increased. Net sales growth in the medicated skin care products category resulted from a 32% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 142%, 54% and 26% increases from the lotion, cream and foot care lines, respectively, and was partially offset by declines in the first aid portion of the business. The increase in the GOLD BOND lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Sales growth in the medicated skin care products category was also offset by a 27% decrease in PHISODERM sales. Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to an effective advertising campaign and initial shipments of SELSUN BLUE conditioner, which was launched in the first quarter of fiscal 2004. The increase in net sales for the other OTC and toiletry products category was due primarily to sales increases of PAMPRIN, attributable to the introduction of PAMPRIN All Day in the first quarter of fiscal 2004, and BULLFROG. The increase in sales of BULLFROG was primarily attributable to expanded distribution and increased sales of pre-pack displays. HERPECIN-L, SUN-IN and ULTRASWIM also experienced net sales growth in the second fiscal quarter of 2004.

        Net sales for the dietary supplements category declined primarily due to a 55% decrease in DEXATRIM diet pill sales and a 12% decline in GARLIQUE sales from the corresponding year-ago quarter. Sales of DEXATRIM were impacted by the overall decline in the diet pill market resulting from negative ephedrine publicity and the emergence of low carbohydrate diet products. The decline in net sales of DEXATRIM diet pills and GARLIQUE was partially offset by better than expected sales of the DEXATRIM All in One Bar, which was introduced in the first quarter of fiscal 2004, as well as increased sales of NEW PHASE. The increase in net sales of NEW PHASE was primarily attributable to effective media campaigns and increased distribution. With the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, domestic sales variances were principally the result of changes in unit sales volumes. PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME experienced a unit sales price increase.

        INTERNATIONAL REVENUES

        For the second quarter of fiscal 2004, international revenues decreased $1.0 million or 14.0% as compared to the second quarter of fiscal 2003 due principally to a 8.9% sales decrease in Canada and a 24.6% sales decrease in the United Kingdom ("U.K."). Weaker sales in Canada are attributable to increased competition, primarily in the medicated lotion category. The sales decrease in the U.K. resulted primarily from the termination of certain European distributor relationships. Other international revenues, including royalties from the sales of SELSUN, increased 4.7% primarily as a result of increased SELSUN sales. Sales variances for international operations were principally the result of changes in unit sales volumes.

        COST OF SALES

        Cost of sales as a percentage of total revenues was 29.3% for the second quarter of fiscal 2004 as compared to 27.9% for the second quarter of fiscal 2003. Cost of sales in the second quarter of fiscal 2004 increased $2.8 million due primarily to initial sales of the DEXATRIM All in One Bar and the ICY HOT Medicated Sleeve, both of which have lower profit margins than most of our other products.

        ADVERTISING AND PROMOTION EXPENSE

        Advertising and promotion expenses in the second quarter of fiscal 2004 increased $0.6 million or 3.0% as compared to the same quarter of fiscal 2003 and were 27.2% of total revenues for the three months ended May 31, 2004 compared to 29.1% for the comparable period of fiscal 2003. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for ICY HOT, PAMPRIN, DEXATRIM All in One Bar, BULLFROG, SELSUN BLUE and the GOLD BOND cream, lotion and foot care lines.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses increased $0.3 million or 2.6% as compared to the same quarter of fiscal 2003. Selling, general and administrative expenses were 15.2% and 16.3% of total revenues for the second quarter of fiscal 2004 and 2003, respectively. An increase in sales was primarily responsible for the increase in selling expense, which was offset by a decrease in general and administrative expenses primarily attributable to a decrease in compensation and benefit costs.

        SETTLEMENT AND ADMINISTRATIVE COSTS OF PPA LITIGATION

        Settlement and administrative costs of PPA litigation were $3.5 million in the second quarter of fiscal 2004. This expense was attributable to administrative costs of PPA litigation, advertising costs related to the PPA settlement and reimbursement of legal and administrative costs in accordance with a settlement with one of our insurance providers. No corresponding expenses were recorded in the three months ended May 31, 2003.

        INTEREST EXPENSE

        Interest expense decreased $1.6 million or 30.4% in the second quarter of fiscal 2004 as compared to the same quarter of fiscal 2003. The decrease was largely the result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

        LOSS ON EARLY EXTINGUISHMENT OF DEBT

        In the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of approximately $1.7 million and a related tax benefit of $0.6 million related to the redemption of the remaining $30.0 million of our 8.875% Senior Subordinated Notes due 2009 ("8.875% Subordinated Notes").

COMPARISON OF SIX MONTHS ENDED MAY 31, 2004 AND 2003
----------------------------------------------------

        To facilitate discussion of our operating results for the six months ended May 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                                                       Increase (Decrease)
                                                                                    ------------------------
                                                            2004         2003        Amount       Percentage
                                                          --------     --------     --------      ----------
                                                                       (dollars in thousands)
Domestic net sales                                        $119,291     $108,861     $ 10,430           9.6%
International revenues (including royalties)                12,038       13,197       (1,159)         (8.8)
Total revenues                                             131,329      122,058        9,271           7.6
Cost of sales                                               37,508       35,404        2,104           5.9
Advertising and promotion expense                           37,612       36,934          678           1.8
Selling, general and administrative expense                 21,306       20,211        1,095           5.4
Settlement and administrative costs of PPA litigation        3,657         --          3,657            nm
Interest expense                                             8,394       10,374       (1,980)        (19.1)
Loss on early extinguishment of debt                        12,958         --         12,958            nm
Net income                                                   6,535       12,110       (5,575)        (46.0)

        DOMESTIC NET SALES

        Domestic net sales for the six months ended May 31, 2004 increased $10.4 million or 9.6% as compared to the corresponding period of 2003. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                                       Increase (Decrease)
                                                                                    ------------------------
                                                            2004         2003        Amount       Percentage
                                                          --------     --------     --------      ----------
                                                                       (dollars in thousands)
Topical analgesics                                        $ 33,846     $ 28,198     $  5,648          20.0%
Medicated skin care products                                30,663       28,062        2,601           9.3
Dietary supplements                                         18,880       20,568       (1,688)         (8.2)
Medicated dandruff shampoos and conditioner                 16,627       14,812        1,815          12.3
Other OTC and toiletry products                             19,275       17,221        2,054          11.9
                                                          --------     --------     --------
  Total                                                   $119,291     $108,861     $ 10,430           9.6
                                                          ========     ========     ========

        Domestic net sales increased in all product categories except for the dietary supplements category. Net sales growth in the topical analgesics category was led by a 51% increase in sales of ICY HOT, which was driven by the continued strength of the ICY HOT Back Patch and better than expected initial shipments of the ICY HOT Medicated Sleeve. Net sales growth in this category also resulted from a 20% sales increase in CAPZASIN. The overall sales growth in this category was partially offset by a decline in sales for the balance of the topical analgesic brands as competition from inside and outside the category increased. Net sales growth in the medicated skin care products category resulted from an 18% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 50%, 48% and 27% increases from the lotion, cream and foot care lines, respectively, and was partially offset by declines in the first aid portion of the business. The increase in the GOLD BOND lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Sales growth in this category was further offset by a 16% decrease in PHISODERM sales. Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to an effective advertising campaign and initial shipments of SELSUN BLUE conditioner. The increase in net sales for the other OTC and toiletry products category was due primarily to sales increases of PAMPRIN, attributable to the introduction of PAMPRIN All Day in the first quarter of fiscal 2004, and BULLFROG. The increase in sales of BULLFROG was primarily attributable to expanded distribution and increased sales of pre-pack displays. HERPECIN-L also experienced net sales growth in the six months ended May 31, 2004.

        Net sales for the dietary supplements category declined primarily due to a 52% decrease in DEXATRIM diet pill sales from the corresponding year-ago period. Sales of DEXATRIM were impacted by the overall decline in the diet pill market resulting from negative ephedrine publicity and the emergence of low carbohydrate diet products. The decline in net sales of DEXATRIM diet pills was partially offset by better than expected sales of the DEXATRIM All in One Bar, which was introduced in the first quarter of fiscal 2004, as well as increased sales of NEW PHASE. The increase in net sales of NEW PHASE was primarily attributable to effective media campaigns and increased distribution. With the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, domestic sales variances were principally the result of changes in unit sales volumes. PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME experienced a unit sales price increase.

        INTERNATIONAL REVENUES

        For the six months ended May 31, 2004, international revenues decreased $1.2 million or 8.8% as compared to the same period in fiscal 2003 due principally to a 3.3% sales decrease in Canada and a 22.6% sales decrease in the U.K. The sales decrease in the U.K. primarily resulted from the termination of certain European distributor relationships. Other international revenues, including royalties from the sales of SELSUN, increased 15.0% primarily as a result of SELSUN sales. Sales variances for international operations were principally the result of changes in unit sales volumes.

        COST OF SALES

        Cost of sales as a percentage of total revenues was 28.6% for the six months ended May 31, 2004 as compared to 29.0% for the comparable period of fiscal 2003. Cost of sales in the six months ended May 31, 2004 increased $2.1 million due primarily to initial sales of the DEXATRIM All in One Bar and the ICY HOT Medicated Sleeve, which are both lower margin products. The increase was partially offset by a fiscal 2003 charge of approximately $0.7 million related to DEXATRIM charges for product returns containing ephedrine.

        ADVERTISING AND PROMOTION EXPENSE

        Advertising and promotion expenses in the six months ended May 31, 2004 increased $0.7 million or 1.8% as compared to the same period in fiscal 2003 and were 28.6% of total revenues for the six months ended May 31, 2004 compared to 30.3% for the comparable period of fiscal 2003. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for ICY HOT, PAMPRIN, DEXATRIM All in One Bar, BULLFROG, SELSUN BLUE and the GOLD BOND cream, lotion and foot care lines.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative expenses increased $1.1 million or 5.4% as compared to the same period of fiscal 2003. Selling, general and administrative expenses were 16.2% and 16.5% of total revenues for the six months ended May 31, 2004 and 2003, respectively. An increase in sales was primarily responsible for the increase in selling expense. General and administrative expenses remained flat compared to the corresponding period of fiscal 2003.

        SETTLEMENT AND ADMINISTRATIVE COSTS OF PPA LITIGATION

        Settlement and administrative costs of PPA litigation were $3.7 million for the six months ended May 31, 2004. This expense was attributable to administrative costs of PPA litigation, advertising costs related to the PPA settlement and reimbursement of legal and administrative costs in accordance with a settlement with one of our insurance providers. No corresponding expenses were recorded in the six months ended May 31, 2003.

        INTEREST EXPENSE

        Interest expense decreased $2.0 million or 19.1% in the six months ended May 31, 2004 as compared to the same period in fiscal 2003. The decrease was largely the result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

        LOSS ON EARLY EXTINGUISHMENT OF DEBT

        During the six months ended May 31, 2004, we retired $204.5 million principal amount of our 8.875% Subordinated Notes and the remaining outstanding balance of our $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent ("Credit Facility"), which resulted in a loss on early extinguishment of debt of $13.0 million and a related tax benefit of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

        Cash of $13.5 million and $12.4 million was provided by operations for the six months ended May 31, 2004 and 2003, respectively. Cash flows from operations were impacted by an increase in working capital primarily attributable to an increase in accounts receivable resulting from an increase in sales of seasonal products, which have longer dated terms, as compared to the corresponding period of fiscal 2003. In addition, a loss on early extinguishment of debt of $13.0 million and a tax benefit of $4.5 million was recorded in the six months ended May 31, 2004.

        Investing activities used cash of $2.0 million and $2.6 million in the six months ended May 31, 2004 and 2003, respectively. The decrease in usage of cash was primarily due to reduced spending on capital expenditures in the first half of fiscal 2004. Capital expenditures are anticipated to increase in the second half of fiscal 2004.

        Financing activities used cash of $27.6 million and $11.9 million in the six months ended May 31, 2004 and 2003, respectively. The increase in cash used in financing activities in the current period was attributable to a net repayment of long-term debt of $12.3 million, an increase in and retirement of debt issuance costs of $13.6 million related to the refinancing transactions, a payment of $1.4 million for a premium on the interest rate cap agreement and $3.2 million of repurchased shares offset by proceeds from the exercise of stock options of $2.9 million.

        As of May 31, 2004, total debt consisted of our Floating Rate Notes of $75.0 million and 7.0 % Subordinated Notes of $125.0 million. As of May 31, 2004 and June 30, 2004, we had no borrowings outstanding under our Revolving Credit Facility with available borrowings up to $50.0 million. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0% ( 4.75% as of May 31, 2004). The applicable percentages are calculated based on our leverage ratio. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of May 31, 2004). On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1.4 million premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $14,000 is included in prepaid expenses and other current assets, and the long-term portion of $1.4 million is included in other noncurrent assets. The amortized value of the premium on the interest rate cap will be compared to its fair value quarterly. If the fair value is lower than the carrying value of the premium on the interest rate cap, a charge will be recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010.

        On December 19, 2003, we entered into a Memorandum of Understanding with the PSC, which memorialized certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA. On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The court granted preliminary approval of the class action settlement on April 23, 2004. The class action settlement agreement is generally consistent with the terms of and supercedes the Memorandum of Understanding and provides for a national class action settlement of all DEXATRIM PPA claims. The class action settlement is subject to final approval by the court at a fairness hearing currently scheduled for August 26, 2004.

        In accordance with the terms of the DEXATRIM class action settlement agreement, $60.9 million has been funded into an initial settlement trust from our first three layers of insurance coverage, as described below. We have published notice of the final settlement and details as to the manner in which claims can be submitted. The deadline for submission of all claims is July 7, 2004. If the final settlement is approved by the court, claims submitted in the class settlement would be valued pursuant to an agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. To the extent the amount in the initial settlement trust is ultimately insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future.

        We cannot assure you that terms of the class action settlement agreement will be approved by the court. If the settlement is not approved, we will continue to defend individual cases in a number of different state and federal jurisdictions. If the final settlement is approved, we believe that the settlement will include a substantial majority of the claims by users of DEXATRIM products containing PPA, but that some claims may elect to "opt out" of any class settlement and will continue to pursue claims for damages against us in separate lawsuits. We cannot estimate at this time how many claims may opt out or whether such claims will result in significant additional liability for us. To the extent the number or settlement value of opt out claims exceeds certain levels as specified in the class action settlement agreement, we reserve the right to terminate the settlement.

        DELACO filed a Chapter 11 bankruptcy petition on February 12, 2004 in the United States Bankruptcy Court for the Southern District of New York. We understand that DELACO intends to implement its contemplated settlement with the PSC through a liquidating Chapter 11 bankruptcy plan. If DELACO pursues the settlement through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

        If the settlement is approved based on the proposed terms and information currently known to us about the pending cases, we estimate that we may record, during fiscal 2004, a charge, net of insurance recovery, of approximately $20.0-25.0 million, or an after tax charge of $13.0-16.3 million (approximately $.65-.82 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. In the second fiscal quarter ended May 31, 2004, we paid or accrued the first portion of this charge, $3.5 million, or $2.3 million after tax ($.11 per share). Although we believe an additional liability existed as of May 31, 2004 related to our PPA litigation, because the final terms of the settlement are still uncertain and have not been approved, we are not able to reasonably estimate the amount of such liability at May 31, 2004 and have made no provision for this liability in our condensed consolidated financial statements.

        As indicated above, $60.9 million from our first three layers of our product liability insurance coverage available for the PPA litigation has been funded into an initial settlement trust. To the extent the amount in the initial settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use certain of our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the initial settlement trust, either pursuant to the terms of the settlement, as a result of litigation or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so. Moreover, if the settlement is not approved, we may not have sufficient funds to satisfy all claims against us.

        We have reached an agreement with Kemper to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these policies. The $60.9 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. As indicated above, this $60.9 million of coverage has been funded into an initial settlement trust in accordance with the terms of the class action settlement agreement

        We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.9 million of insurance funds available in the initial settlement trust are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12.6 million toward the settlement of PPA claims to reach the $73.5 million coverage point for the Interstate policy.

        In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the six months ended May 31, 2004, we repurchased 129,000 shares for $3.2 million. The remaining availability under the board authorization was $16.8 million as of May 31, 2004. We are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indenture pursuant to which Floating Rate Notes and 7.0% Subordinated Notes were issued.

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

FOREIGN OPERATIONS
------------------

        Historically, our primary foreign operations have been conducted through our Canadian and U.K. subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the six months ended May 31, 2004 and 2003, these subsidiaries accounted for 7% and 9% of total revenues, respectively, and 4% and 3% of total assets for each period, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the U.K. or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in more than 75 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the first six months of fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product where appropriate and bill us in U.S. dollars. Beginning April 1, 2004, we were billed in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. (Losses) and gains of ($3,000) and $0.2 million for the six months ended May 31, 2004 and 2003, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to classify gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The application of SFAS 145 resulted in recording a loss on early extinguishment of debt of $13.0 million in fiscal 2004, which was classified in the condensed consolidated financial statements in accordance with the provisions of SFAS 145.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The application of SFAS 146 resulted in recording $40,000 of accrued liabilities related to the restructuring of the U.K operations. We expect to record additional charges related to the restructuring of the U.K. operations in the third and fourth quarters of fiscal 2004.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46 is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("SFAS 132"). The revision of SFAS 132 provides for additional disclosures including the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized in interim periods. The revisions of SFAS 132 are effective for financial statements with fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of the revised SFAS 132 did not have an impact on our financial position, results of operations or cash flows.

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

        Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of May 31, 2004 was $75.0 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.12% as of May 31, 2004). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2004, no amounts had been borrowed under the Revolving Credit Facility, and the variable rate on the Revolving Credit Facility was 4.75%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap will be compared to its fair value quarterly. If the fair value is lower than the carrying value of the premium on the interest rate cap, a charge will be recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $488, net of tax.

        We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. During the six months ended May 31, 2004, pursuant to our manufacturing agreement with Abbott, we were billed in U.S. dollars for purchases of SELSUN for foreign markets. In many cases in the future, we will be billed in the respective foreign currency. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.1 million as of May 31, 2004.

        This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

        (a) Evaluation of Disclosure Controls and Procedures.
            ------------------------------------------------

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of May 31, 2004 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

        (b) Changes in Internal Controls.
            ----------------------------

        Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

        See Note 18 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

        A summary of the common stock repurchase activity for our second quarter of fiscal 2004 is as follows:

                                                                        Total Number of      Maximum Dollar
                                                                      Shares Purchased as  Value that may yet
                                 Total Number                           Part of Publicly   be Purchased under
                                  of Shares       Average Price        Announced Plans or     the Plans or
                Period            Purchased      Paid Per Share(1)        Programs(2)           Programs
                ------            ---------      -----------------        -----------           --------
March 1-March 31                       --                  --                    --            $19,681,250
April 1-April 30                   47,500              $27.08                47,500            $18,394,762
May 1-May 31                       65,500              $24.87                65,500            $16,765,825
  Total Second Quarter            113,000              $25.80               113,000            $16,765,825

     (1)  Average price paid per share includes broker commissions.

     (2) Our stock buyback program authorizing the purchase of up to $10.0 million of our common stock was announced in January 2003. In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. There is no expiration date specified for our stock buyback program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

        The annual meeting of shareholders was held on April 14, 2004 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three-year term: Bill W. Stacy (16,692,250 votes for and 1,319,798 votes withheld) and Zan Guerry ( 14,169,354 votes for and 3,842,694 votes withheld). The following directors' terms of office continued after the annual meeting: Samuel E. Allen, Philip H. Sanford, A. Alexander Taylor II, Robert E. Bosworth and Richard E. Cheney.

        The shareholders also ratified Ernst & Young as our independent auditors for fiscal 2004 (16,785,414 votes for, 1,200,406 votes against and 26,228 votes abstained).

ITEM 5.  OTHER INFORMATION
--------------------------

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

        (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         Exhibit Number      Description
         --------------      -----------

             10.1 New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent

             10.2 Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JPMorgan Chase Bank

             10.3 Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In Re Phenylpropanolamine (PPA) Products Liability Litigation

             10.4 Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and AMSOUTH BANK

             10.5 Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company

             10.6 Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company

             10.7 Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company

             31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

             31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

             32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 13

        (b) During the second quarter ended May 31, 2004, we filed the following Form 8-K reports with the Securities and Exchange
             Commission:

             Form 8-K, filed March 18, 2004, containing a copy of our press release announcing our financial results for the first quarter of fiscal 2004.

             Form 8-K, filed May 25, 2004, announcing that the Company expects to exceed prior guidance on financial results for the second quarter of fiscal 2004.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CHATTEM, INC.
                                  (Registrant)


Dated:  July 2, 2004             \s\ A. Alexander Taylor II
                                 -----------------------------------
                                 A. Alexander Taylor II
                                 President, Chief Operating Officer and Director
                                 (Chief Operating Officer)



Dated:  July 2, 2004             \s\ Richard D. Moss
                                 -----------------------------------
                                 Richard D. Moss
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------



         Exhibit Number      Description
         --------------      -----------

             10.1 New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent

             10.2 Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JPMorgan Chase Bank

             10.3 Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In Re Phenylpropanolamine (PPA) Products Liability Litigation

             10.4 Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and AMSOUTH BANK

             10.5 Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company

             10.6 Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company

             10.7 Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company

             31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

             31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

             32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 13