Form 10-Q
period 2004-08-31
CHATTEM INC
filed 2004-10-01
CIK 19520

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


                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004
                          COMMISSION FILE NUMBER 0-5905


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

AS OF SEPTEMBER 29, 2004, 19,785,408 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.
================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of August 31, 2004 and
      November 30, 2003                                                     3

    Condensed Consolidated Statements of Income for the Three and Nine
      Months Ended August 31, 2004 and August 31, 2003                      5

    Condensed Consolidated Statements of Cash Flows for the Nine Months
      Ended August 31, 2004 and August 31, 2003                             6

    Notes to Condensed Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                              25

  Item 3.  Quantitative and Qualitative Disclosures About Market Risks     39

  Item 4.  Controls and Procedures                                         39

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                               40

  Item 2.  Changes in Securities and Use of Proceeds                       40

  Item 3.  Defaults Upon Senior Securities                                 40

  Item 4.  Submission of Matters to a Vote of Security Holders             40

  Item 5.  Other Information                                               40

  Item 6.  Exhibits and Reports on Form 8-K                                41

SIGNATURES                                                                 42

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                  AUGUST 31,     NOVEMBER 30,
ASSETS                                                               2004           2003
------                                                            ----------     ----------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $   26,755     $   26,931
  Accounts receivable, less allowances of $3,310 at
    August 31, 2004 and $3,594 at November 30, 2003                   32,241         25,478
  Inventories                                                         19,549         17,559
  Refundable income taxes                                              5,273          4,431
  Deferred income taxes                                                1,635          3,441
  Prepaid expenses and other current assets                            3,369          3,376
                                                                  ----------     ----------
    Total current assets                                              88,822         81,216
                                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                    27,993         28,722
                                                                  ----------     ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net        245,633        245,847
  Debt issuance costs, net                                             5,348          5,504
  Other                                                                3,559          2,096
                                                                  ----------     ----------
    Total other noncurrent assets                                    254,540        253,447
                                                                  ----------     ----------

      TOTAL ASSETS                                                $  371,355     $  363,385
                                                                  ==========     ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                              AUGUST 31,     NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                            2004            2003
------------------------------------                         ----------      ----------
                                                             (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                      $     --        $    7,750
   Accounts payable and other                                    10,396          10,924
   Accrued liabilities                                           12,181          15,979
                                                             ----------      ----------
     Total current liabilities                                   22,577          34,653
                                                             ----------      ----------

LONG-TERM DEBT, less current maturities                         200,000         204,676
                                                             ----------      ----------

DEFERRED INCOME TAXES                                            30,975          26,501
                                                             ----------      ----------

OTHER NONCURRENT LIABILITIES                                      1,738           1,689
                                                             ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued                                                    --              --
  Common shares, without par value, authorized 50,000,
    issued 19,752 at August 31, 2004 and 19,161 at
    November 30, 2003                                            83,425          77,815
  Retained earnings                                              37,543          22,274
                                                             ----------      ----------
                                                                120,968         100,089
  Unamortized value of restricted common shares issued           (2,668)         (2,058)
  Cumulative other comprehensive income, net of taxes:
    Interest rate cap adjustment                                   (259)           --
    Foreign currency translation adjustment                        (336)           (525)
    Minimum pension liability adjustment                         (1,640)         (1,640)
                                                             ----------      ----------
     Total shareholders' equity                                 116,065          95,866
                                                             ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                             $  371,355      $  363,385
                                                             ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                            FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                               ENDED AUGUST 31,              ENDED AUGUST 31,
                                                          ------------------------      ------------------------
                                                             2004           2003           2004           2003
                                                          ---------      ---------      ---------      ---------
REVENUES:
  Net sales                                               $  66,096      $  58,972      $ 196,909      $ 180,366
  Royalties                                                      39            210            555            874
                                                          ---------      ---------      ---------      ---------
    Total revenues                                           66,135         59,182        197,464        181,240
                                                          ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Cost of sales                                              19,135         15,995         56,643         51,399
  Advertising and promotion                                  18,666         17,075         56,278         54,009
  Selling, general and administrative                        11,525         10,234         32,831         30,445
  Litigation settlement                                         834           --            4,491           --
                                                          ---------      ---------      ---------      ---------
    Total costs and expenses                                 50,160         43,304        150,243        135,853
                                                          ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                       15,975         15,878         47,221         45,387
                                                          ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                           (3,284)        (5,057)       (11,678)       (15,431)
  Investment and other income, net                               45             32            205            119
  Loss on early extinguishment of debt                         --             --          (12,958)          --
                                                          ---------      ---------      ---------      ---------
    Total other income (expense)                             (3,239)        (5,025)       (24,431)       (15,312)
                                                          ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                   12,736         10,853         22,790         30,075

PROVISION FOR INCOME TAXES                                    4,002          4,016          7,521         11,128
                                                          ---------      ---------      ---------      ---------

NET INCOME                                                $   8,734      $   6,837      $  15,269      $  18,947
                                                          =========      =========      =========      =========

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic                         19,498         19,148         19,295         19,178
                                                          =========      =========      =========      =========
  Weighted average and potential dilutive outstanding        20,308         19,905         20,148         19,897
                                                          =========      =========      =========      =========

NET INCOME PER COMMON SHARE:
    Basic                                                 $     .45      $     .36      $     .79      $     .99
                                                          =========      =========      =========      =========
    Diluted                                               $     .43      $     .34      $     .76      $     .95
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                                   FOR THE NINE MONTHS ENDED
                                                                   --------------------------
                                                                   AUGUST 31,      AUGUST 31,
                                                                      2004            2003
                                                                   ----------      ----------
OPERATING ACTIVITIES:
  Net income                                                       $   15,269      $   18,947
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                     4,609           4,565
      Deferred income taxes                                             6,280           6,104
      Tax benefit realized from stock option exercises                  4,036           1,240
      Loss on early extinguishment of debt                             12,958            --
      Other, net                                                           53             (94)
      Changes in operating assets and liabilities:
        Accounts receivable                                            (6,763)         (2,867)
        Inventories                                                    (1,990)         (1,009)
        Refundable income taxes                                          (842)           (256)
        Prepaid expenses and other current assets                          54            (768)
        Accounts payable and accrued liabilities                       (4,326)         (1,749)
                                                                   ----------      ----------
           Net cash provided by operating activities                   29,338          24,113
                                                                   ----------      ----------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (1,763)         (3,933)
  Purchases of patents, trademarks and other product rights                (8)           (373)
  Increase in other assets, net                                          (594)           (285)
                                                                   ----------      ----------
           Net cash used in investing activities                       (2,365)         (4,591)
                                                                   ----------      ----------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                        (212,288)        (10,000)
  Proceeds from long-term debt                                        200,000            --
  Proceeds from borrowings under revolving credit facility             25,000            --
  Repayments of revolving credit facility                             (25,000)           --
  Proceeds from exercise of stock options                               5,139           1,533
  Repurchase of common shares                                          (5,015)         (5,351)
  Increase in debt issuance costs                                      (5,729)            (25)
  Retirement of debt issuance costs                                    (7,861)           --
  Premium on interest rate cap agreement                               (1,375)           --
                                                                   ----------      ----------
          Net cash used in financing activities                       (27,129)        (13,843)
                                                                   ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                          (20)            118
                                                                   ----------      ----------

CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                                     (176)          5,797
  At beginning of period                                               26,931          15,924
                                                                   ----------      ----------
  At end of period                                                 $   26,755      $   21,721
                                                                   ==========      ==========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 70 and 69 shares of restricted common stock at a value of $19.98 and $14.50 per share for the nine months
  ended August 31, 2004 and 2003, respectively                     $    1,399      $    1,000

PAYMENTS FOR:
  Interest                                                         $    8,737      $    9,916
  Taxes                                                            $      228      $    2,680

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

1. BASIS OF PRESENTATION
   ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2003. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As of August 31, 2004, the application of SFAS 146 resulted in recording $35 of accrued liabilities related to the restructuring of the United Kingdom ("U.K.") operations. We expect to record additional charges related to the restructuring of the U.K. operations in the fourth quarter of fiscal 2004.

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

        For SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") purposes, as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2003: expected dividend yield of 0%, expected volatility of 59% and 64%, respectively, risk-free interest rates of 4.12% and 4.47%, respectively, and expected lives of approximately five and six years, respectively.

        Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended August 31, 2004 and 2003, respectively, as indicated below:

                                                  For the Three Months Ended    For the Nine Months Ended
                                                          August 31,                    August 31,
                                                  -------------------------     -------------------------
                                                     2004           2003           2004           2003
                                                  ----------     ----------     ----------     ----------
   Net income:
     As reported                                  $    8,734     $    6,837     $   15,269     $   18,947
     Fair value method compensation cost, net          1,348            516          3,228          1,552
                                                  ----------     ----------     ----------     ----------
     Pro forma                                    $    7,386     $    6,321     $   12,041     $   17,395
                                                  ==========     ==========     ==========     ==========

   Net income per share, basic:
     As reported                                  $      .45     $      .36     $      .79     $      .99
     Pro forma                                    $      .38     $      .33     $      .62     $      .91

   Net income per share, diluted:
     As reported                                  $      .43     $      .34     $      .76     $      .95
     Pro forma                                    $      .36     $      .32     $      .60     $      .87

6. EARNINGS PER SHARE
   ------------------

        The following table presents the computation of per share earnings for the three and nine months ended August 31, 2004 and 2003, respectively:

                                           For the Three Months Ended    For the Nine Months Ended
                                                   August 31,                    August 31,
                                           -------------------------     -------------------------
                                              2004           2003           2004           2003
                                           ----------     ----------     ----------     ----------
   NET INCOME                              $    8,734     $    6,837     $   15,269     $   18,947
                                           ==========     ==========     ==========     ==========

   NUMBER OF COMMON SHARES:
      Weighted average outstanding             19,498         19,148         19,295         19,178
      Issued upon assumed exercise of
        outstanding stock options                 735            647            795            617
      Effect of issuance of restricted
         common shares                             75            110             58            102
                                           ----------     ----------     ----------     ----------
      Weighted average and potential           20,308         19,905         20,148         19,897
                                           ==========     ==========     ==========     ==========
         dilutive outstanding (1)


   NET INCOME PER COMMON SHARE:
       Basic                               $      .45     $      .36     $      .79     $      .99
                                           ==========     ==========     ==========     ==========
       Diluted                             $      .43     $      .34     $      .76     $      .95
                                           ==========     ==========     ==========     ==========

        (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 5 and 85 shares for the three months ended August 31, 2004 and 2003, respectively, and 247 and 87 shares for the nine months ended August 31, 2004 and 2003, respectively.

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

8. SHIPPING AND HANDLING
   ---------------------

        Shipping and handling costs of $2,036 and $1,602 are included in selling expenses for the three months ended August 31, 2004 and 2003, respectively, and $5,469 and $4,647 for the nine months ended August 31, 2004 and 2003, respectively.

9. PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
   ------------------------------------------------------

        The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $244,797 and $244,790 as of August 31, 2004 and November 30, 2003, respectively. After reviewing pertinent information relating to the revaluation of these intangible assets and performing the impairment test as prescribed by SFAS 142 as of August 31, 2004, we determined that the revaluation of these intangible assets was not required. The gross carrying amount of finite-lived intangible assets subject to amortization at both August 31, 2004 and November 30, 2003, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of finite-lived intangible assets at August 31, 2004 and November 30, 2003 was $1,564 and $1,343, respectively. Amortization of our finite-lived intangible assets subject to amortization under the provisions of

   SFAS 142 for the three months ended August 31, 2004 and 2003 was $73 and $85, respectively, and for the nine months ended August 31, 2004 and 2003 was $222 and $255, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2005, 2006, 2007, 2008 and 2009 is $290, $290, $123, $40 and $20, respectively.


10. INVENTORIES
    -----------

        Inventories consisted of the following as of August 31, 2004 and November 30, 2003:

                                                        2004         2003
                                                     ----------   ----------

        Raw materials and work in process            $    9,191   $    9,740
        Finished goods                                   12,046        9,507
        Excess of current cost over LIFO values          (1,688)      (1,688)
                                                     ----------   ----------
            Total inventories                        $   19,549   $   17,559
                                                     ==========   ==========

11. ACCRUED LIABILITIES
    -------------------

        Accrued liabilities consisted of the following as of August 31, 2004 and November 30, 2003:

                                                        2004         2003
                                                     ----------   ----------

        Interest                                     $    5,356   $    3,115
        Salaries, wages and commissions                   3,669        3,604
        Product advertising and promotion                   118        5,348
        Insurance                                           520        1,151
        Pension                                           1,054        1,040
        Other                                             1,464        1,721
                                                     ----------   ----------
            Total accrued liabilities                $   12,181   $   15,979
                                                     ==========   ==========

12. LONG-TERM DEBT
    --------------

        Long-term debt consisted of the following as of August 31, 2004 and November 30, 2003:

                                                        2004         2003
                                                     ----------   ----------
        Revolving Credit Facility due 2009
         at a variable rate of 5.00% as of
         August 31, 2004                             $      --    $      --

        Term loan payable to banks at variable
         rates of 3.42% and 3.39% as of
         February 26, 2004 (termination date)
         and November 30, 2003, respectively                --         7,750

        8.875% Senior Subordinated Notes, plus
         unamortized premium of $138
         for 2003                                           --       204,676

        Floating Rate Senior Notes due 2010
         at a variable rate of 4.31% as of
         August 31, 2004                                 75,000          --

        7.0% Senior Subordinated Notes due 2014         125,000          --
                                                     ----------   ----------
        Total long-term debt                            200,000      212,426

        Less:  current maturities                           --         7,750
                                                     ----------   ----------

        Total long-term debt, net of current
         maturities                                  $  200,000   $  204,676
                                                     ==========   ==========

        On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2004, no amounts have been borrowed under the Revolving Credit Facility, and the variable rate was 5.0%.

   Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On September 29, 2004, we had no borrowings outstanding under our Revolving Credit Facility.

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

        The completion of our refinancing of the Credit Facility and purchase of approximately $174,530 of our 8.875% Subordinated Notes that were tendered on February 26, 2004 resulted in a loss on early extinguishment of debt of $11,309 and a tax benefit of $3,958 in the first quarter of fiscal 2004. In the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of $1,649 and a related tax benefit of $577 related to the redemption of the remaining $30,008 of our 8.875% Subordinated Notes. These related tax benefits were adjusted to reflect the annual estimated effective tax rate of 33% in the third quarter of fiscal 2004 to $3,732 and $544, respectively.

        Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

        The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.31% as of August 31, 2004). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $47 is included in prepaid expenses and other current assets, and the long-term portion of $922 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2004, and a charge of $259, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%. At any time prior to March 1, 2005, we may redeem up to 35.0% of the aggregate principal amount of the Floating Rate Notes (including any additional Floating Rate Notes) at a redemption price of 100.0% of the principal amount thereof, plus a premium equal to the interest rate per annum on the Floating Rate Notes applicable on the date on which notice of the redemption is given, together with accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of Floating Rate Notes remains outstanding immediately after the occurrence of each redemption (excluding Floating Rate Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

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

        The future maturities of long-term debt outstanding as of August 31, 2004 are as follows:

        2005                                         $      --
        2006                                                --
        2007                                                --
        2008                                                --
        2009                                                --
        Thereafter                                      200,000
                                                     ----------
                                                     $  200,000
                                                     ==========

13. COMPREHENSIVE INCOME
    --------------------

        Comprehensive income, net of taxes, consisted of the following components for the three and nine months ended August 31, 2004 and 2003, respectively:

                                For the Three Months       For the Nine Months
                                   Ended August 31,          Ended August 31,
                               -----------------------   -----------------------
                                  2004         2003         2004         2003
                               ----------   ----------   ----------   ----------

   Net income                  $    8,734    $   6,837   $   15,269   $   18,947
   Other - interest rate cap
     adjustment                      (259)         --          (259)         --
   Other - foreign currency
     translation adjustment           120          268          189          307
                               ----------   ----------   ----------   ----------
      Total                    $    8,595   $    7,105   $   15,199   $   19,254
                               ==========   ==========   ==========   ==========

14. STOCK BUYBACK
    -------------

        In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20,000. During the nine months ended August 31, 2004, we repurchased 190 shares for $5,015. All repurchased shares were retired and returned to unissued. We are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indentures pursuant to which the Floating Rate Notes and 7.0% Subordinated Notes were issued.

15. RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
    --------------------------------------------------------

        RETIREMENT PLANS

        We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at August 31, 2004 and November 30, 2003 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

        Net periodic pension cost for the three and nine months ended August 31, 2004 and 2003 comprised the following components:

                                    For the Three Months  For the Nine Months
                                      Ended August 31,      Ended August 31,
                                    -------------------   -------------------
                                      2004       2003       2004       2003
                                    --------   --------   --------   --------
   Service cost                     $    --    $    --    $    --    $    --
   Interest cost on projected
    benefit obligation                   155        152        465        456
   Actual return on plan assets         (178)      (157)      (534)      (471)
   Net amortization and deferral          28        (36)        84       (108)
                                    --------   --------   --------   --------
   Net pension cost (benefit)       $      5   $    (41)  $     15   $   (123)
                                    ========   ========   ========   ========

        No employer contributions were made for the nine months ended August 31, 2004 and August 31, 2003, and no employer contributions are required to be made in fiscal 2004.

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

        Net periodic postretirement health care benefits cost for the three and nine months ended August 31, 2004 and August 31, 2003, included the following components:

                                    For the Three Months  For the Nine Months
                                      Ended August 31,      Ended August 31,
                                    -------------------   -------------------
                                      2004       2003       2004       2003
                                    --------   --------   --------   --------
   Service cost                     $     16   $     14   $     48   $     42
   Interest cost on accumulated
     postretirement benefit
     obligation                           20         20         60         60
   Amortization of prior service
     cost                                  4          4         12         12
   Amortization of net gain               (8)        (7)       (24)       (21)
                                    --------   --------   --------   --------
   Net periodic postretirement
     benefits cost                  $     32   $     31   $     96   $     93
                                    ========   ========   ========   ========


16. INCOME TAXES
    ------------

        We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and nine months ended August 31, 2004 was 31% and 33%, respectively, as compared to 37% in the three and nine months ended August 31, 2003, respectively. The lower rates for the three and nine months ended August 31, 2004 reflect the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem (Canada), a wholly-owned subsidiary.

        Undistributed earnings of Chattem (Canada) amounted to approximately $496 and $1,441 for the three and nine months ended August 31, 2004, respectively. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

17. PRODUCT SEGMENT INFORMATION
    ---------------------------

        Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2004 and 2003 are as follows:

                                    For the Three Months  For the Nine Months
                                      Ended August 31,      Ended August 31,
                                    -------------------   -------------------
                                      2004       2003       2004       2003
                                    --------   --------   --------   --------
   Topical analgesics               $ 20,118   $ 14,540   $ 53,964   $ 42,738
   Medicated skin care products       17,257     16,926     47,920     44,988
   Dietary supplements                 7,774      9,664     26,654     30,232
   Medicated dandruff shampoos
     and conditioner                   6,480      6,116     23,107     20,928
   Other OTC and toiletry products     8,210      6,490     27,485     23,711
                                    --------   --------   --------   --------
     Total                          $ 59,839   $ 53,736   $179,130   $162,597
                                    ========   ========   ========   ========

18. COMMITMENTS AND CONTINGENCIES
    -----------------------------

        GENERAL LITIGATION

        As of September 29, 2004, we were named as a defendant in approximately 345 lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. Most of the lawsuits seek an unspecified amount of compensatory and exemplary damages or punitive damages. The lawsuits that are federal cases have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL NO.
   1407). The remaining cases are state court cases that have been filed in a number of different states.

        In an effort to achieve a global settlement of all DEXATRIM PPA product liability claims, on December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL 1407, pending before the United States District Court for the Western District of Washington (the "Memorandum of Understanding"). The Memorandum of Understanding memorialized certain settlement terms concerning lawsuits relating to our DEXATRIM products containing PPA.

        On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The class action settlement agreement was generally consistent with the terms of and superceded the Memorandum of Understanding and provided for a national class action settlement of all DEXATRIM PPA claims. The court granted preliminary approval of the class action settlement on April 23, 2004.

        On August 26, 2004, a fairness hearing to consider final approval of the settlement was held before Judge Rothstein. At the conclusion of the hearing, Judge Rothstein stated that the court would prepare and enter an order certifying the class and granting approval of the settlement. We expect that the order will be entered in October 2004.

        The settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits.

        In accordance with the terms of the class action settlement agreement, $60,885 has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak agreed to contribute $10,000 into the settlement trust within 30 days after final court approval of the settlement. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

        We recorded a $3,463 charge in the second quarter of fiscal 2004 and an $834 charge in the third quarter of fiscal 2004 relating to settlement and administrative costs and expenses associated with the PPA litigation. Although we believe that an additional liability existed as of August 31, 2004 related to the PPA litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases included in the final settlement under the settlement matrix, as well as the opt out cases, we are not able to reasonably estimate if any additional payments by us will be required in excess of our insurance coverage and third party payments. As a result, we are not able to reasonably estimate the amount of such liability as of August 31, 2004 and have made no provision for this liability in the August 31, 2004 financial statements.

        We believe that approximately 206 or approximately 60% of the existing lawsuits in which we are named as a defendant relating to DEXATRIM containing PPA involve alleged injuries by DEXATRIM products containing PPA manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by The DELACO Company ("DELACO"), successor to Thompson Medical Company, Inc., which owned DEXATRIM prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. However, DELACO is seeking to resolve all DEXATRIM cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO's product liability insurance carriers and other sources are expected to fund this plan. As part of DELACO's bankruptcy plan, if finally approved, we expect the bankruptcy court to release us from liability in DEXATRIM cases with injury dates prior to December 21, 1998, although there can be no assurances in this regard.

        On December 19, 2003, DELACO also entered into a Memorandum of Understanding with the PSC. If DELACO achieves resolution of the pre-December 21, 1998 cases through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

        Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. Although we expect the DELACO bankruptcy plan to resolve these cases, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO's bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states.

        We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle its lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60,885 of the $77,000 of product liability coverage provided by these insurance policies. The $60,885 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $23,385 under policies with two other insurance companies. As indicated above, this $60,885 of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement.

        We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25,000 of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot ensure that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60,885 of insurance funds available in the settlement trust and the $10,000 to be contributed by Sidmak, the manufacturer of the product, are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12,615 toward the settlement of PPA claims to reach the $83,500 coverage point for the Interstate policy.

        We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. For the current policy period, our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10,000 of self-insured coverage through our captive insurance subsidiary, of which approximately $5,019 is currently funded, and a total of $40,000 of excess coverage through third party insurers.

        We have been named as a defendant in three lawsuits alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. In addition, three individuals who allege injury caused by DEXATRIM containing ephedrine filed opt out notices in the PPA class action settlement. These three individuals have not filed lawsuits against us as of September 29, 2004. We intend to vigorously defend these lawsuits.

        We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court. These plaintiffs have not refiled this lawsuit as of September 29, 2004.

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

        On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. We discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002.

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

        Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster, or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by the Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. This additional research may require a considerable amount of expensive testing and data analysis by expert consultants. Some of this cost may be shared with other patch manufacturers. We believe that the monograph is unlikely to become final and take effect before January 2006. If neither action described above is successful and the final monograph excludes such products, we would have to file and receive approval of a new drug application ("NDA") in order to continue to market the ICY HOT Patch or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing product from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted.

        We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. We have been actively monitoring the process and do not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. In a letter dated January 22, 2004, the FDA wrote the boards of pharmacy in each state regarding the FDA's concern about products (both OTC and prescription) that contain acetaminophen. In that letter the FDA expressed concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen.

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

19. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of August 31, 2004 arose in conjunction with Chattem's issuance of the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes (See Note
   12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2004 is $200,000.

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

August 31, 2004
(Unaudited and in thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                            $  15,849       $   2,523       $   8,383       $      --       $  26,755
  Accounts receivable, less allowances of $3,310          26,929           9,677           5,312          (9,677)         32,241
  Interest receivable                                         --             619              --            (619)             --
  Inventories                                             13,358           3,783           2,408              --          19,549
  Refundable income taxes                                  5,258              --              15              --           5,273
  Deferred income taxes                                    1,635              --              --              --           1,635
  Prepaid expenses and other current assets                3,224              --             145              --           3,369
                                                       ---------       ---------       ---------       ---------       ---------
    Total current assets                                  66,253          16,602          16,263         (10,296)         88,822
                                                       ---------       ---------       ---------       ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET                        26,896             775             322              --          27,993
                                                       ---------       ---------       ---------       ---------       ---------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product  rights, net                                     836         307,087              --         (62,290)        245,633
  Debt issuance costs, net                                 5,348              --              --              --           5,348
  Investment in subsidiaries                             261,034          33,000          66,024        (360,058)             --
  Note receivable                                             --          33,000              --         (33,000)             --
  Other                                                    3,159              --             400              --           3,559
                                                       ---------       ---------       ---------       ---------       ---------
    Total other noncurrent assets                        270,377         373,087          66,424        (455,348)        254,540
                                                       ---------       ---------       ---------       ---------       ---------

      TOTAL ASSETS                                     $ 363,526       $ 390,464       $  83,009       $(465,644)      $ 371,355
                                                       =========       =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and other                           $   8,560       $      --       $   1,836       $      --       $  10,396
  Accrued liabilities                                     19,320           1,306           1,851         (10,296)         12,181
                                                       ---------       ---------       ---------       ---------       ---------
    Total current liabilities                             27,880           1,306           3,687         (10,296)         22,577
                                                       ---------       ---------       ---------       ---------       ---------

LONG-TERM DEBT                                           200,000              --          33,000         (33,000)        200,000
                                                       ---------       ---------       ---------       ---------       ---------

DEFERRED INCOME TAXES                                       (786)         31,808             (47)             --          30,975
                                                       ---------       ---------       ---------       ---------       ---------

OTHER NONCURRENT LIABILITIES                               1,738              --              --              --           1,738
                                                       ---------       ---------       ---------       ---------       ---------

INTERCOMPANY ACCOUNTS                                     18,629         (19,627)            998              --              --
                                                       ---------       ---------       ---------       ---------       ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
    authorized 1,000, none issued                             --              --              --              --              --
  Common shares, without par value,
    authorized 50,000, issued 19,752                      83,425              --              --              --          83,425
  Share capital of subsidiaries                               --         330,586          38,647        (369,233)             --
  Retained earnings                                       37,543          46,391           6,749         (53,140)         37,543
                                                       ---------       ---------       ---------       ---------       ---------
    Total                                                120,968         376,977          45,396        (422,373)        120,968
                                                       ---------       ---------       ---------       ---------       ---------
  Unamortized value of restricted common
    shares issued                                         (2,668)             --              --              --          (2,668)
  Cumulative other comprehensive income,
  net of taxes:
    Interest rate cap adjustment                            (259)             --              --              --            (259)
    Foreign currency translation adjustment                 (336)             --             (25)             25            (336)
    Minimum pension liability adjustment                  (1,640)             --              --              --          (1,640)
                                                       ---------       ---------       ---------       ---------       ---------
    Total shareholders' equity                           116,065         376,977          45,371        (422,348)        116,065
                                                       ---------       ---------       ---------       ---------       ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 363,526       $ 390,464       $  83,009       $(465,644)      $ 371,355
                                                       =========       =========       =========       =========       =========

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2003
(In thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                            $  18,702       $   1,964       $   6,265       $      --       $  26,931
  Accounts receivable, less allowances of $3,594          21,729           7,089           3,749          (7,089)         25,478
  Inventories                                             12,670           2,040           2,849              --          17,559
  Refundable income taxes                                  4,414              --              17              --           4,431
  Deferred income taxes                                    3,441              --              --              --           3,441
  Prepaid expenses and other current assets                4,401              --             142          (1,167)          3,376
                                                       ---------       ---------       ---------       ---------       ---------
    Total current assets                                  65,357          11,093          13,022          (8,256)         81,216
                                                       ---------       ---------       ---------       ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, NET                        27,595             775             352              --          28,722
                                                       ---------       ---------       ---------       ---------       ---------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net                                            1,057         307,080              --         (62,290)        245,847
  Debt issuance costs, net                                 5,504              --              --              --           5,504
  Investment in subsidiaries                             236,053              --              --        (236,053)             --
  Other                                                    1,596              --             500              --           2,096
                                                       ---------       ---------       ---------       ---------       ---------
    Total other noncurrent assets                        244,210         307,080             500        (298,343)        253,447
                                                       ---------       ---------       ---------       ---------       ---------

      TOTAL ASSETS                                     $ 337,162       $ 318,948       $  13,874       $(306,599)      $ 363,385
                                                       =========       =========       =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                 $   7,750       $      --       $      --       $      --       $   7,750
  Accounts payable and other                               9,804              --           1,120              --          10,924
  Accrued liabilities                                     21,417             628           2,190          (8,256)         15,979
                                                       ---------       ---------       ---------       ---------       ---------
    Total current liabilities                             38,971             628           3,310          (8,256)         34,653
                                                       ---------       ---------       ---------       ---------       ---------

LONG-TERM DEBT, less current maturities                  204,676              --              --              --         204,676
                                                       ---------       ---------       ---------       ---------       ---------

DEFERRED INCOME TAXES                                       (239)         26,788             (48)             --          26,501
                                                       ---------       ---------       ---------       ---------       ---------

OTHER NONCURRENT LIABILITIES                               1,689              --              --              --           1,689
                                                       ---------       ---------       ---------       ---------       ---------

INTERCOMPANY ACCOUNTS                                     (3,801)          3,469             332              --              --
                                                       ---------       ---------       ---------       ---------       ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued                                        --              --              --              --              --
  Common shares, without par value, authorized
    50,000, issued 19,161                                 77,815              --              --              --          77,815
  Share capital of subsidiaries                               --         263,704           6,504        (270,208)             --
  Retained earnings                                       22,274          24,359           3,998         (28,357)         22,274
                                                       ---------       ---------       ---------       ---------       ---------
    Total                                                100,089         288,063          10,502        (298,565)        100,089
                                                       ---------       ---------       ---------       ---------       ---------
  Unamortized value of restricted common shares
    issued                                                (2,058)             --              --              --          (2,058)
  Cumulative other comprehensive income, net
  of taxes:
    Foreign currency translation adjustment                 (525)             --            (222)            222            (525)
    Minimum pension liability adjustment                  (1,640)             --              --              --          (1,640)
                                                       ---------       ---------       ---------       ---------       ---------
    Total shareholders' equity                            95,866         288,063          10,280        (298,343)         95,866
                                                       ---------       ---------       ---------       ---------       ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 337,162       $ 318,948       $  13,874       $(306,599)      $ 363,385
                                                       =========       =========       =========       =========       =========

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2004
(Unaudited and in thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------

TOTAL REVENUES                                         $ 158,569       $  55,984       $  13,360       $ (30,449)      $ 197,464
                                                       ---------       ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
  Cost of sales                                           45,211           7,701           5,401          (1,670)         56,643
  Advertising and promotion                               44,765           8,089           3,424              --          56,278
  Selling, general and administrative                     31,711             339             781              --          32,831
  Litigation settlement                                    4,491              --              --              --           4,491
  Equity in subsidiary income                            (24,783)             --              --          24,783              --
                                                       ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                             101,395          16,129           9,606          23,113         150,243
                                                       ---------       ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS                                    57,174          39,855           3,754         (53,562)         47,221
                                                       ---------       ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                       (11,678)             --          (1,856)          1,856         (11,678)
  Investment and other income, net                           100           1,859           1,352          (3,106)            205
  Loss on early extinguishment of debt                   (12,958)             --              --              --         (12,958)
  Royalties                                              (24,359)         (4,420)             --          28,779              --
  Corporate allocations                                    2,631          (2,545)            (86)             --              --
                                                       ---------       ---------       ---------       ---------       ---------
    Total other income (expense)                         (46,264)         (5,106)           (590)         27,529         (24,431)
                                                       ---------       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                10,910          34,749           3,164         (26,033)         22,790
                                                       ---------       ---------       ---------       ---------       ---------

(BENEFIT FROM) PROVISION FOR INCOME TAXES                 (4,359)         11,467             413              --           7,521
                                                       ---------       ---------       ---------       ---------       ---------

NET INCOME                                             $  15,269       $  23,282       $   2,751       $ (26,033)      $  15,269
                                                       =========       =========       =========       =========       =========

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2003
(Unaudited and in thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------

TOTAL REVENUES                                         $ 138,026       $  53,896       $  14,225       $ (24,907)      $ 181,240
                                                       ---------       ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
  Cost of sales                                           39,530           8,113           5,873          (2,117)         51,399
  Advertising and promotion                               41,218           8,333           4,458              --          54,009
  Selling, general and administrative                     28,510             208           1,727              --          30,445
  Equity in subsidiary income                            (22,792)             --              --          22,792              --
                                                       ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                              86,466          16,654          12,058          20,675         135,853
                                                       ---------       ---------       ---------       ---------       ---------

INCOME FROM OPERATIONS                                    51,560          37,242           2,167         (45,582)         45,387
                                                       ---------       ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense                                       (15,431)             --              --              --         (15,431)
  Investment and other income, net                            69               3              47              --             119
  Royalties                                              (20,951)         (1,561)           (278)         22,790              --
  Corporate allocations                                    2,951          (2,870)            (81)             --              --
                                                       ---------       ---------       ---------       ---------       ---------
    Total other income (expense)                         (33,362)         (4,428)           (312)         22,790         (15,312)
                                                       ---------       ---------       ---------       ---------       ---------

INCOME BEFORE INCOME TAXES                                18,198          32,814           1,855         (22,792)         30,075

(BENEFIT FROM) PROVISION FOR INCOME TAXES
                                                            (749)         11,435             442              --          11,128
                                                       ---------       ---------       ---------       ---------       ---------

NET INCOME                                             $  18,947       $  21,379       $   1,413       $ (22,792)      $  18,947
                                                       =========       =========       =========       =========       =========

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2004
(Unaudited and in thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------

OPERATING ACTIVITIES:
  Net income                                           $  15,269       $  23,282       $   2,751       $ (26,033)      $  15,269
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          4,549              --              60              --           4,609
    Deferred income taxes                                  1,260           5,020              --              --           6,280
    Tax benefit realized from stock option exercises       4,036              --              --              --           4,036
    Loss on early extinguishment of debt                  12,958              --              --              --          12,958
    Other, net                                                33              --              20              --              53
    Equity in subsidiary income                          (26,033)             --              --          26,033              --
    Changes in operating assets and liabilities:
      Accounts receivable                                 (5,200)         (2,588)         (1,563)          2,588          (6,763)
      Interest receivable                                     --            (619)             --             619              --
      Inventories                                           (688)         (1,743)            441              --          (1,990)
      Refundable income taxes                               (844)             --               2              --            (842)
      Prepaid expenses and other current assets            1,223              --              (2)         (1,167)             54
      Accounts payable and accrued liabilities            (3,341)            678             377          (2,040)         (4,326)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash provided by operating activities          3,222          24,030           2,086              --          29,338
                                                       ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (1,753)             --             (10)             --          (1,763)
  Purchases of patents, trademarks and other
    product rights                                            --              (8)             --              --              (8)
  Increase in note receivable                                 --         (33,000)             --          33,000              --
  (Increase) decrease in other assets, net                  (998)             --             404              --            (594)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash (used in) provided by investing
        activities                                        (2,751)        (33,008)            394          33,000          (2,365)
                                                       ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
  Repayment of long-term debt                           (212,288)             --              --              --        (212,288)
  Proceeds from long-term debt                           200,000              --              --              --         200,000
  Proceeds from borrowings under revolving credit
    facility                                              25,000              --              --              --          25,000
  Payments of revolving credit facility                  (25,000)             --              --              --         (25,000)
  Proceeds from exercise of stock options                  5,139              --              --              --           5,139
  Repurchase of common shares                             (5,015)             --              --              --          (5,015)
  Increase in debt issuance costs                         (5,729)             --              --              --          (5,729)
  Retirement of debt issuance costs                       (7,861)             --              --              --          (7,861)
  Premium on interest rate cap agreement                  (1,375)             --              --              --          (1,375)
  Intercompany debt proceeds, net                             --              --          33,000         (33,000)             --
  Changes in intercompany accounts                        23,805          10,787         (34,592)             --              --
  Dividends paid                                              --          (1,250)          1,250              --              --
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash (used in) provided by financing
        activities                                        (3,324)          9,537            (342)        (33,000)        (27,129)
                                                       ---------       ---------       ---------       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                          --              --             (20)             --             (20)
                                                       ---------       ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                      (2,853)            559           2,118              --            (176)
  At beginning of period                                  18,702           1,964           6,265              --          26,931
                                                       ---------       ---------       ---------       ---------       ---------
  At end of period                                     $  15,849       $   2,523       $   8,383       $      --       $  26,755
                                                       =========       =========       =========       =========       =========

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2003
(Unaudited and in thousands)

                                                                       GUARANTOR     NON-GUARANTOR
                                                                       SUBSIDIARY      SUBSIDIARY
                                                        CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ---------       ---------       ---------       ---------       ---------

OPERATING ACTIVITIES:
  Net income                                           $  18,947       $  21,379       $   1,413       $ (22,792)      $  18,947
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          4,451              --             114              --           4,565
    Deferred income taxes                                    713           5,401             (10)             --           6,104
    Tax benefit realized from stock option exercises       1,240              --              --              --           1,240
    Other, net                                              (101)             --               7              --             (94)
    Equity in subsidiary income                          (22,792)             --              --          22,792              --
    Changes in operating assets and liabilities:
      Accounts receivable                                 (3,293)        (15,821)            426          15,821          (2,867)
      Inventories                                         (1,321)            809            (497)             --          (1,009)
      Refundable income taxes                               (256)             --              --              --            (256)
      Prepaid expenses and other current assets             (664)             --            (104)             --            (768)
      Accounts payable and accrued liabilities            12,640           1,235             197         (15,821)         (1,749)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash provided by operating activities          9,564          13,003           1,546              --          24,113
                                                       ---------       ---------       ---------       ---------       ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (3,800)             --            (133)             --          (3,933)
  Purchases of patents, trademarks and other
    products rights                                           --            (373)             --              --            (373)
  Increase in other assets, net                             (250)             --             (35)             --            (285)
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash used in investing activities             (4,050)           (373)           (168)             --          (4,591)
                                                       ---------       ---------       ---------       ---------       ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt                            (10,000)             --              --              --         (10,000)
  Proceeds from exercise of stock options                  1,533              --              --              --           1,533
  Repurchase of common shares                             (5,351)             --              --              --          (5,351)
  Deferred debt issuance costs                               (25)             --              --              --             (25)
  Changes in intercompany accounts                         7,541         (10,277)          2,736              --              --
  Dividends paid                                           3,000          (3,000)             --              --              --
                                                       ---------       ---------       ---------       ---------       ---------
        Net cash (used in) provided by financing
        activities                                        (3,302)        (13,277)          2,736              --         (13,843)
                                                       ---------       ---------       ---------       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                                     --              --             118              --             118
                                                       ---------       ---------       ---------       ---------       ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                       2,212            (647)          4,232              --           5,797
  At beginning of period                                  11,505           1,138           3,281              --          15,924
                                                       ---------       ---------       ---------       ---------       ---------
  At end of period                                     $  13,717       $     491       $   7,513       $      --       $  21,721
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

     o    Topical analgesics such as ICY HOT and ASPERCREME;

     o Medicated skin care products such as GOLD BOND medicated skin care powder, cream, lotion, first aid, and foot care products; and PHISODERM medicated acne treatment products and skin cleansers;

     o    SELSUN BLUE medicated dandruff shampoos and conditioner;

     o    Dietary supplements including DEXATRIM, GARLIQUE and NEW PHASE; and

     o Other OTC and toiletry products such as PAMPRIN, a menstrual analgesic; HERPECIN-L, a lip care product; BENZODENT, a dental analgesic cream; and toiletries such as BULLFROG, a line of sunblocks; ULTRASWIM, a chlorine-removing shampoo; and SUN-IN, a hair lightener.

     Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in the nine months ended August 31, 2004. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

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

     In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the nine months ended August 31, 2004, we repurchased 190,100 shares for $5.0 million. The remaining availability under the board authorization was $15.0 million as of August 31, 2004. We are limited in our ability to repurchase shares due to restrictions under the terms of our Senior Secured Revolving Credit Facility due February 26, 2009 (the "Revolving Credit Facility") and the indentures pursuant to which the Floating Rate Senior Notes due 2010 (the "Floating Rate Notes") and 7.0 % Senior Subordinated Fixed Rate Notes due 2014 (the "7.0% Subordinated Notes") were issued.

     Our net income margin (net income/total revenues) was 13.2% and 11.6% for the third quarter of fiscal 2004 and 2003, respectively, and 7.7% and 10.5% for the nine months ended August 31, 2004 and 2003, respectively. Our net income (excluding debt extinguishment and litigation settlement charges) margin (net income (excluding debt extinguishment and litigation settlement charges)/total revenues) was 14.1% and 13.7% for the three and nine months ended August 31, 2004, respectively. We believe that disclosure of net income (excluding debt extinguishment and litigation settlement charges) margin provides investors with useful information regarding the Company's financial performance and allows for easier comparison with net income margin without the effect of these charges in prior periods. A reconciliation of net income (excluding debt extinguishment and litigation settlement charges) to net income for the three and nine months ended August 31, 2004 is presented in the following table:

                                               For the Three      For the Nine
                                               Months Ended       Months Ended
                                              August 31, 2004    August 31, 2004
                                              ---------------    ---------------
                                                    (dollars in thousands)

Net income                                       $   8,734          $  15,269
Add:
       Loss on early extinguishment of debt            --              12,958
       Litigation settlement charges                   834              4,491
       Benefit from income taxes                      (275)            (5,758)
                                                 ---------          ---------
Net income (excluding debt extinguishment and
  litigation settlement charges)                 $   9,293          $  26,960
                                                 =========          =========

Net income (excluding debt extinguishment and
  litigation settlement charges) margin              14.1%              13.7%
                                                 =========          =========

     EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA is used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by U.S. generally accepted accounting principles. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility.

     A reconciliation of EBITDA and EBITDA (excluding litigation settlement charges) to net income is presented in the following table:

                                                               For the Three Months Ended
                                                   -------------------------------------------------
                                                                               Dollar     Percentage
                                                   August 31,   August 31,    Increase     Increase
                                                      2004         2003      (Decrease)   (Decrease)
                                                   ----------   ----------   ----------   ----------
                                                                 (dollars in thousands)
     Net income                                    $    8,734   $    6,837   $    1,897        27.7%
     Add:
       Provision for income taxes                       4,002        4,016          (14)       (0.3)
       Interest expense, net (includes loss on
         early extinguishment of debt in 2004)          3,239        5,025       (1,786)      (35.5)
       Depreciation and amortization less
         amounts included in interest                   1,341        1,153          188        16.3
                                                   ----------   ----------   ----------
     EBITDA                                        $   17,316   $   17,031   $      285         1.7
                                                   ==========   ==========   ==========
        Litigation settlement charges                     834          --           834          nm
                                                   ----------   ----------   ----------
     EBITDA (excluding litigation settlement
        charges)                                   $   18,150   $   17,031   $    1,119         6.6
                                                   ==========   ==========   ==========

     EBITDA margin (EBITDA/total revenues)              26.2%        28.8%
                                                   ==========   ==========

     EBITDA (excluding litigation settlement
        charges) margin (EBITDA (excluding
        litigation settlement charges)/total
        revenues)                                       27.4%        28.8%
                                                   ==========   ==========


                                                               For the Nine Months Ended
                                                   -------------------------------------------------
                                                                               Dollar     Percentage
                                                   August 31,   August 31,    Increase     Increase
                                                      2004         2003      (Decrease)   (Decrease)
                                                   ----------   ----------   ----------   ----------
                                                                 (dollars in thousands)

     Net income                                    $   15,269   $   18,947   $   (3,678)     (19.4%)
     Add:
       Provision for income taxes                       7,521       11,128       (3,607)     (32.4)
       Interest expense, net (includes loss on
         early extinguishment of debt in 2004)         24,431       15,312        9,119       59.6
       Depreciation and amortization less
         amounts included in interest                   3,958        3,305          653       19.8
                                                   ----------   ----------   ----------
     EBITDA                                        $   51,179   $   48,692   $    2,487        5.1
                                                   ==========   ==========   ==========
        Litigation settlement charges                   4,491          --         4,491         nm
                                                   ----------   ----------   ----------
     EBITDA (excluding litigation settlement
        charges)                                   $   55,670   $   48,692   $    6,978       14.3
                                                   ==========   ==========   ==========

     EBITDA margin (EBITDA/total revenues)              25.9%        26.9%
                                                   ==========   ==========

     EBITDA (excluding litigation settlement
        charges) margin (EBITDA (excluding
        litigation settlement charges)/total
        revenues)                                       28.2%        26.9%
                                                   ==========   ==========

     In an effort to achieve a global settlement of all DEXATRIM PPA product liability claims, on December 19, 2003, we entered into a memorandum of understanding with the Plaintiffs' Steering Committee ("PSC") in IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL 1407, pending before the United States District Court for the Western District of

Washingtion (the "Memorandum of Understanding"). The Memorandum of Understanding memorialized certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA.

     On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The class action settlement agreement was generally consistent with the terms of and superceded the Memorandum of Understanding and provided for a national class action settlement of all DEXATRIM PPA claims. The court granted preliminary approval of the class action settlement on April 23, 2004.

     On August 26, 2004, a fairness hearing to consider final approval of the settlement was held before Judge Rothstein. At the conclusion of the hearing, Judge Rothstein stated that the court would prepare and enter an order certifying the class and granting approval of the settlement. We expect that the order will be entered in October 2004.

     The settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the case scoring system and settlement matrix agreed upon as part of the class action settlement agreement that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits.

     In accordance with the terms of the class action settlement agreement, $60.9 million has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak agreed to contribute $10.0 million into the settlement trust within 30 days after final court approval of the settlement. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

     Based upon the court's stated intention to approve the class action settlement, the number of claims submitted in the settlement, the number of claims which elected to opt out of the settlement and contributions from insurers and other third parties, we currently expect to record pre-tax charges totaling $10.0-15.0 million, or $7.0-10.0 million net of taxes (approximately $.35-.50 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. We paid or accrued the first portion of this charge, $3.5 million, or $2.3 million after tax ($.11 per share) during the second fiscal quarter ended May 31, 2004, and $0.8 million, or $0.6 million after tax ($.03 per share), during the third fiscal quarter ended August 31, 2004. Although we believe an additional liability existed as of August 31, 2004 related to our PPA litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases included in the final settlement under the settlement matrix, as well as the opt out cases, we are not able to reasonably estimate if any additional payments by us will be required in excess of our insurance coverage and third party payments. As a result, we are not able to reasonably estimate the amount of such liability as of August 31, 2004 and have made no provision for this liability in the August 31, 2004 financial statements.

     We have reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle its lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these insurance policies. The $60.9 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. As indicated above, this $60.9 million of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement.

     We continue to aggressively defend an action brought by Interstate Fire & Casualty Company ("Interstate") to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.9 million of insurance funds available in the settlement trust and the $10.0 million to be contributed by Sidmak, the manufacturer of the product, are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12.6 million toward the settlement of PPA claims to reach the $83.5 million coverage point for the Interstate policy.

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

RESULTS OF OPERATIONS
---------------------

     The following table sets forth net income, and for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                                For the Three Months Ended     For the Nine Months Ended
                                                --------------------------     -------------------------
                                                 August 31,     August 31,     August 31,     August 31,
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
     TOTAL REVENUES                                  100.0%         100.0%         100.0%         100.0%
                                                  --------       --------       --------       --------

     COSTS AND EXPENSES:
       Cost of sales                                  28.9           27.0           28.7           28.4
       Advertising and promotion                      28.2           28.9           28.5           29.8
       Selling, general and administrative            17.4           17.3           16.6           16.8
       Litigation settlement                           1.3            --             2.3            --
                                                  --------       --------       --------       --------
         Total costs and expenses                     75.8           73.2           76.1           75.0
                                                  --------       --------       --------       --------

     INCOME FROM OPERATIONS                           24.2           26.8           23.9           25.0
                                                  --------       --------       --------       --------

     OTHER INCOME (EXPENSE):
       Interest expense                               (5.0)          (8.5)          (5.9)          (8.5)
       Investment and other income, net                0.1            0.1            0.1            0.1
       Loss on early extinguishment of debt            --             --            (6.6)           --
                                                  --------       --------       --------       --------
          Total other income (expense)                (4.9)          (8.4)         (12.4)          (8.4)
                                                  --------       --------       --------       --------

     INCOME BEFORE INCOME TAXES                       19.3           18.4           11.5           16.6

     PROVISION FOR INCOME TAXES                        6.1            6.8            3.8            6.1
                                                  --------       --------       --------       --------

     NET INCOME (1)                                   13.2%          11.6%           7.7%          10.5%
                                                  ========       ========       ========       ========

--------
(1) For net income (excluding debt extinguishment and litigation settlement charges) margin, see "Overview" in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the August 31, 2004 condensed consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of August 31, 2004, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

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

     In accordance with industry practice, we allow our customers to return unsold sun care products (our BULLFROG line of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our consolidated balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.1 million. For the three and nine months ended August 31, 2004, we reduced our estimate of returns related to our BULLFROG line of products by approximately $0.6 million and $1.8 million, respectively, which resulted in an increase to net sales in our condensed consolidated financial statements. During the third quarter of fiscal 2004, we also reduced our estimate of non-seasonal returns by approximately $0.3 million, which resulted in an increase to net sales in our condensed consolidated financial statements.

     We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. For the three and nine months ended August 31, 2004, we reduced our estimate of promotional accruals by approximately $0.6 million and $1.1 million, respectively, which resulted in an increase to net sales in our condensed consolidated financial statements.

     INCOME TAXES

     We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and nine months ended August 31, 2004 was 31% and 33%, respectively, as compared to 37% in the three and nine months ended August 31, 2003, respectively. The lower rates for the three and nine months ended August 31, 2004 reflect the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem (Canada), a wholly-owned subsidiary.

     For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2003 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
---------------------------------------------------------

     To facilitate discussion of our operating results for the three months ended August 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                             Increase (Decrease)
                                                             -------------------
                                          2004      2003     Amount   Percentage
                                        -------   -------   -------   ----------
                                                (dollars in thousands)

Domestic net sales                      $59,839   $53,736   $ 6,103      11.4%
International revenues (including
  royalties)                              6,296     5,446       850      15.6
Total revenues                           66,135    59,182     6,953      11.7
Cost of sales                            19,135    15,995     3,140      19.6
Advertising and promotion expense        18,666    17,075     1,591       9.3
Selling, general and administrative
  expense                                11,525    10,234     1,291      12.6
Litigation settlement charges               834       --        834        nm
Interest expense                          3,284     5,057    (1,773)    (35.1)
Net income                                8,734     6,837     1,897      27.7

     DOMESTIC NET SALES

     Domestic net sales for the three months ended August 31, 2004 increased $6.1 million or 11.4% as compared to the corresponding period of 2003. Domestic net sales increased in all product categories except for the dietary supplements category. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                             Increase (Decrease)
                                                             -------------------
                                          2004      2003     Amount   Percentage
                                        -------   -------   -------   ----------
                                                (dollars in thousands)

Topical analgesics                      $20,118   $14,540   $ 5,578      38.4%
Medicated skin care products             17,257    16,926       331       2.0
Dietary supplements                       7,774     9,664    (1,890)    (19.6)
Medicated dandruff shampoos and
  conditioner                             6,480     6,116       364       6.0
Other OTC and toiletry products           8,210     6,490     1,720      26.5
                                        -------   -------   -------
  Total                                 $59,839   $53,736   $ 6,103      11.4
                                        =======   =======   =======

     Net sales growth in the topical analgesics category was led by a 70% increase in sales of ICY HOT, which was primarily driven by the continued strength of the ICY HOT Back Patch and the newly introduced ICY HOT Medicated Sleeve. Net sales growth in this category also resulted from 33%, 22% and 8% sales increases in CAPZASIN, ASPERCREME, and SPORTSCREME, respectively. The overall sales growth in this category was partially offset by a decline in sales for the balance of the topical analgesic brands as competition from inside and outside the category increased and media support was reduced.

     Net sales growth in the medicated skin care products category resulted from a 7% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 60% and 18% increases from the lotion and foot care lines, respectively, and was partially offset by declines in the first aid portion of the business. The increase in sales from the GOLD BOND lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Sales growth in the medicated skin care products category was also offset by a 17% decrease in PHISODERM sales due to increased competition.

     Net sales for the dietary supplements category declined primarily due to a 41% decrease in DEXATRIM diet pill sales and a 25% and 20% decline in GARLIQUE and NEW PHASE sales, respectively, from the corresponding year-ago quarter. Sales of DEXATRIM were impacted by the overall decline in the diet pill market resulting in part from negative ephedrine publicity and the emergence of low carbohydrate diet products. The decline in net sales of DEXATRIM diet pills, GARLIQUE and NEW PHASE was partially offset by sales of the DEXATRIM All in One Bar, which was introduced in the first quarter of fiscal 2004. The DEXATRIM All in One Bar sales were lower than expected for the third fiscal quarter of 2004, as the category has proved to be more promotional and seasonal than we expected. If DEXATRIM sales continue to decline, the related intangible asset may be subject to impairment based on the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to an effective advertising campaign and sales of SELSUN BLUE conditioner, which was launched in the first quarter of fiscal 2004.

     The increase in net sales for the other OTC and toiletry products category was due primarily to sales increases of PAMPRIN and BULLFROG. The increase in sales of PAMPRIN was primarily attributable to the introduction of PAMPRIN All Day in the first quarter of fiscal 2004. The increase in sales of BULLFROG was primarily attributable to expanded distribution and increased sales of pre-pack displays.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, which experienced a unit sales price increase.

     INTERNATIONAL REVENUES

     For the third quarter of fiscal 2004, international revenues increased $0.9 million or 15.6% as compared to the third quarter of fiscal 2003 due principally to increases in SELSUN sales in Canada, Europe and Latin America. International sales variances were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 28.9% for the third quarter of fiscal 2004 as compared to 27.0% for the third quarter of fiscal 2003. Cost of sales in the third quarter of fiscal 2004 increased $3.1 million due primarily to sales of the DEXATRIM All in One Bar, the ICY HOT Back Patch and the ICY HOT Medicated Sleeve, all of which have lower profit margins than most of our other products.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the third quarter of fiscal 2004 increased $1.6 million or 9.3% as compared to the same quarter of fiscal 2003 and were 28.2% of total revenues for the three months ended August 31, 2004 compared to 28.9% for the comparable period of fiscal 2003. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for ICY HOT, PAMPRIN, DEXATRIM All in One Bar, SELSUN BLUE and the GOLD BOND lotion and foot care lines.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $1.3 million or 12.6% as compared to the same quarter of fiscal 2003. Selling, general and administrative expenses were 17.4% and 17.3% of total revenues for the third quarter of fiscal 2004 and 2003, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to the increase in fuel costs. The increase in general and administrative expenses was largely a result of increased incentive compensation and new product development expenses as well as expenses related to compliance with the Sarbanes-Oxley Act of 2002.

     LITIGATION SETTLEMENT CHARGES

     Litigation settlement charges were $0.8 million in the third quarter of fiscal 2004. This expense was attributable to legal services related to our DEXATRIM with PPA litigation. No corresponding expenses were recorded in the three months ended August 31, 2003.

     INTEREST EXPENSE

     Interest expense decreased $1.8 million or 35.1% in the third quarter of fiscal 2004 as compared to the same quarter of fiscal 2003. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2004 AND 2003
--------------------------------------------------------

     To facilitate discussion of our operating results for the nine months ended August 31, 2004 and 2003, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                            Increase (Decrease)
                                                            -------------------
                                         2004      2003     Amount   Percentage
                                       --------  --------  --------  ----------
                                               (dollars in thousands)

Domestic net sales                     $179,130  $162,597  $ 16,533     10.2%
International revenues (including
  royalties)                             18,334    18,643      (309)    (1.7)
Total revenues                          197,464   181,240    16,224      9.0
Cost of sales                            56,643    51,399     5,244     10.2
Advertising and promotion expense        56,278    54,009     2,269      4.2
Selling, general and administrative
  expense                                32,831    30,445     2,386      7.8
Litigation settlement charges             4,491         -     4,491       nm
Interest expense                         11,678    15,431    (3,753)   (24.3)
Loss on early extinguishment of debt     12,958        -     12,958      nm
Net income                               15,269    18,947    (3,678)   (19.4)

     DOMESTIC NET SALES

Domestic net sales for the nine months ended August 31, 2004 increased $16.5 million or 10.2% as compared to the corresponding period of 2003. Domestic net sales increased in all product categories except for the dietary supplements category. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                            Increase (Decrease)
                                                            -------------------
                                         2004      2003     Amount   Percentage
                                       --------  --------  --------  ----------
                                               (dollars in thousands)
Topical analgesics                     $ 53,964  $ 42,738  $ 11,226      26.3%
Medicated skin care products             47,920    44,988     2,932       6.5
Dietary supplements                      26,654    30,232    (3,578)    (11.8)
Medicated dandruff shampoos and
  conditioner                            23,107    20,928     2,179      10.4
Other OTC and toiletry products          27,485    23,711     3,774      15.9
                                       --------  --------  --------
  Total                                $179,130  $162,597  $ 16,533      10.2
                                       ========  ========  ========

     Net sales growth in the topical analgesics category was led by a 58% increase in sales of ICY HOT, which was primarily driven by the continued strength of the ICY HOT Back Patch and the newly introduced ICY HOT Medicated Sleeve. Net sales growth in this category also resulted from a 24% and 5% sales increase in CAPZASIN and ASPERCREME, respectively. The overall sales growth in this category was partially offset by a decline in sales for the balance of the topical analgesic brands as competition from inside and outside the category increased and media support was reduced.

     Net sales growth in the medicated skin care products category resulted from a 14% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 52%, 28% and 23% increases from the lotion, cream and foot care lines, respectively, and was partially offset by declines in the first aid portion of the business. The increase in sales from the GOLD BOND lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Sales growth in this category was further offset by a 16% decrease in PHISODERM sales due to increased competition.

     Net sales for the dietary supplements category declined primarily due to a 48% decrease in DEXATRIM diet pill sales and an 8% decline in GARLIQUE sales from the corresponding year-ago period. Sales of DEXATRIM were impacted by the overall decline in the diet pill market resulting in part from negative ephedrine publicity and the emergence of low carbohydrate diet products. The decline in net sales of DEXATRIM diet pills and GARLIQUE was partially offset by sales of the DEXATRIM All in One Bar, which was introduced in the first quarter of fiscal 2004. The DEXATRIM All in One Bar sales were lower than expected for the nine months ended August 31, 2004, as the category has proved to be more promotional and seasonal than we expected. If DEXATRIM sales continue to decline, the related intangible asset may be subject to impairment based on the provisions of SFAS 142.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to an effective advertising campaign and sales of SELSUN BLUE conditioner, which was launched in the first quarter of fiscal 2004.

     The increase in net sales for the other OTC and toiletry products category was due primarily to sales increases of PAMPRIN and BULLFROG. The increase in sales of PAMPRIN was primarily attributable to the introduction of PAMPRIN All Day in the first quarter of fiscal 2004. The increase in sales of BULLFROG was primarily attributable to expanded distribution and increased sales of pre-pack displays. HERPECIN-L also experienced net sales growth in the nine months ended August 31, 2004 due primarily to effective advertising.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, which experienced a unit sales price increase.

     INTERNATIONAL REVENUES

     For the nine months ended August 31, 2004, international revenues decreased $0.3 million or 1.7% as compared to the same period in fiscal 2003 due principally to the termination of certain European distributor relationships and a decrease in GOLD BOND sales in Canada. This decrease was offset by an increase in SELSUN sales in Canada, Europe and Latin America. International sales variances were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 28.7% for the nine months ended August 31, 2004 as compared to 28.4% for the comparable period of fiscal 2003. Cost of sales in the nine months ended August 31, 2004 increased $5.2 million due primarily to sales of the DEXATRIM All in One Bar, the ICY HOT Back Patch and the ICY HOT Medicated Sleeve, which are lower margin products. The increase was partially offset by a fiscal 2003 charge of approximately $0.7 million related to DEXATRIM charges for product returns containing ephedrine.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the nine months ended August 31, 2004 increased $2.3 million or 4.2% as compared to the same period in fiscal 2003 and were 28.5% of total revenues for the nine months ended August 31, 2004 compared to 29.8% for the comparable period of fiscal 2003. Support for new product introductions drove an increase in advertising and promotion expenditures in the nine months ended August 31, 2004 for ICY HOT, PAMPRIN, DEXATRIM All in One Bar, SELSUN BLUE and the GOLD BOND cream, lotion and foot care lines.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $2.4 million or 7.8% as compared to the same period of fiscal 2003. Selling, general and administrative expenses were 16.6% and 16.8% of total revenues for the nine months ended August 31, 2004 and 2003, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to the increase in fuel costs. The increase in general and administrative expenses was largely a result of increased incentive compensation and new product development expenses as well as expenses related to compliance with the Sarbanes-Oxley Act of 2002.

     LITIGATION SETTLEMENT CHARGES

     Litigation settlement charges were $4.5 million for the nine months ended August 31, 2004. This expense was attributable to legal and administrative costs of our DEXATRIM with PPA litigation, costs of public notices related to the PPA settlement and reimbursement of legal and administrative costs in accordance with a settlement with one of our insurance providers. No corresponding expenses were recorded in the nine months ended August 31, 2003.

     INTEREST EXPENSE

     Interest expense decreased $3.8 million or 24.3% in the nine months ended August 31, 2004 as compared to the same period in fiscal 2003. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the first half of fiscal 2004, we retired $204.5 million principal amount of our 8.875% Subordinated Notes and the remaining outstanding balance of our $60,000 senior secured credit facility from a syndicate of commercial banks led by Bank of America, N.A., as agent, which resulted in a loss on early extinguishment of debt of $13.0 million and a related tax benefit of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

     Cash of $29.3 million and $24.1 million was provided by operations for the nine months ended August 31, 2004 and 2003, respectively. Cash flows from operations were impacted by an increase in the tax benefit realized from stock option exercises as compared to the corresponding period of fiscal 2003 offset by an increase in working capital attributable to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The increase in accounts receivable relates primarily to an increase in sales, an increase in international receivables and a decrease in the allowance for returns. The decrease in accounts payable and accrued liabilities relates primarily to a decrease in accrued advertising offset by a lower increase in interest payable as compared to the corresponding period of fiscal 2003. In addition, a loss on early extinguishment of debt of $13.0 million and a tax benefit of $4.3 million was recorded in the first half of fiscal 2004.

     Investing activities used cash of $2.4 million and $4.6 million in the nine months ended August 31, 2004 and 2003, respectively. The decrease in usage of cash was primarily due to reduced spending on capital expenditures. In fiscal 2003, capital expenditures related primarily to equipment and facility modifications to produce SELSUN BLUE domestically and the construction of the product development building. Capital expenditures are anticipated to increase in the fourth quarter of fiscal 2004.

     Financing activities used cash of $27.1 million and $13.8 million in the nine months ended August 31, 2004 and 2003, respectively. The increase in cash used in financing activities in the current period was attributable to a net repayment of long-term debt of $12.3 million, an increase in and retirement of debt issuance costs of $13.6 million related to the refinancing transactions, a payment of $1.4 million for a premium on the interest rate cap agreement and $5.0 million used to repurchase shares offset by proceeds from the exercise of stock options of $5.1 million.

     As of August 31, 2004, our total debt consisted of our Floating Rate Notes of $75.0 million and 7.0% Subordinated Notes of $125.0 million. As of August 31, 2004 and September 29, 2004, we had no borrowings outstanding under our Revolving Credit Facility with available borrowings up to $50.0 million. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0% ( 5.00% as of August 31, 2004). The applicable percentages are calculated based on our leverage ratio. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.31% as of August 31, 2004). On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1.4 million premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $47,000 is included in prepaid expenses and other current assets, and the long-term portion of $0.9 million is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2004, and a charge of $0.3 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010.

     In an effort to achieve a global settlement of all DEXATRIM PPA product liability claims, on December 19, 2003, we entered into a Memorandum of Understanding with the PSC, which memorialized certain settlement terms concerning lawsuits relating to DEXATRIM products containing PPA. On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class. The class action settlement agreement was generally consistent with the terms of and superceded the Memorandum of Understanding and provided for a national class action settlement of all DEXATRIM PPA claims. The court granted preliminary approval of the class action settlement on April 23, 2004.

     On August 26, 2004, a fairness hearing to consider final approval of the settlement was held before Judge Rothstein. At the conclusion of the hearing, Judge Rothstein stated that the court would prepare and enter an order certifying the class and granting approval of the settlement. We expect that the order will be entered in October 2004.

     The settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the case scoring system and settlement matrix agreed upon as part of the class action settlement agreement that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits.

     In accordance with the terms of the class action settlement agreement, $60.9 million has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak agreed to contribute $10.0 million into the settlement trust within 30 days after final court approval of the settlement. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. We currently expect to use certain of our cash on hand to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

     In lawsuits in which we are named as a defendant relating to DEXATRIM containing PPA involving alleged injuries by DEXATRIM containing PPA manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998, we are being defended on the basis of indemnification obligations assumed by the DELACO Company ("DELACO"), successor to Thompson Medical Company, Inc., which owned Dexatrim prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. However, DELACO is seeking to resolve all DEXATRIM cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO's product liability insurance carriers and other sources are expected to fund this plan. As part of DELACO's bankruptcy plan, if finally approved, we expect the bankruptcy court to release us from liability in DEXATRIM cases with injury dates prior to December 21, 1998, although there can be no assurances in this regard. If DELACO achieves resolution of the pre-December 21, 1998 cases through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of this Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

     Based upon the court's stated intention to approve the class action settlement, the number of claims submitted in the settlement, the number of claims which elected to opt out of the settlement and contributions from insurers and other third parties, we currently expect to record pre-tax charges totaling $10.0-15.0 million, or $7.0-10.0 million net of taxes (approximately $.35-.50 per share), for settlement costs, administrative expenses and costs of defense related to resolving the PPA litigation. We paid or accrued the first portion of this charge, $3.5 million, or $2.3 million after tax ($.11 per share) during the second fiscal quarter ended May 31, 2004, and $0.8 million, or $0.6 million after tax ($.03 per share), during the third fiscal quarter ended August 31, 2004. Although we believe an additional liability existed as of August 31, 2004 related to our PPA litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases included in the final settlement under the settlement matrix, as well as the opt out cases, we are not able to reasonably estimate if any additional payments by us will be required in excess of our insurance coverage and third party payments. As a result, we are not able to reasonably estimate the amount of such liability as of August 31, 2004 and have made no provision for this liability in the August 31, 2004 consolidated financial statements.

     We have reached an agreement with Kemper to settle its lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these policies. The $60.9 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. As indicated above, this $60.9 million of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement

     We continue to aggressively defend an action brought by Interstate to rescind its $25.0 million of excess coverage for product liability and pursue our available remedies at law against Interstate. We cannot assure you that we will be successful in retaining such excess coverage. The Interstate policy is in excess of the product liability insurance available from Kemper and the two other insurance companies referred to above. In the event the $60.9 million of insurance funds available in the settlement trust and the $10.0 million to be contributed by Sidmak, the manufacturer of the product, are exhausted under the PPA settlement or otherwise, coverage under the Interstate policy would not be available until we have paid $12.6 million toward the settlement of PPA claims to reach the $83.5 million coverage point for the Interstate policy.

     In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. For the nine months ended August 31, 2004, we repurchased 190,100 shares for $5.0 million. The remaining availability under the board authorization was $15.0 million as of August 31, 2004. We are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indentures pursuant to which the Floating Rate Notes and 7.0% Subordinated Notes were issued.

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

FOREIGN OPERATIONS
------------------

     Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom ("U.K.") subsidiaries. The functional currencies of these subsidiaries are Canadian dollars and British pounds, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the nine months ended August 31, 2004 and 2003, these subsidiaries accounted for 7% and 8% of total revenues, respectively, and 3% of total assets for both periods, respectively. It has not been our practice to hedge our assets and liabilities in Canada and the U.K. or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in more than 75 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During the nine months of fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product where appropriate and bill us in U.S. dollars. Beginning April 1, 2004, we were billed in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains of $7,000 and $0.2 million for the nine months ended August 31, 2004 and 2003, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As of August 31, 2004, the application of SFAS 146 resulted in recording $35,000 of accrued liabilities related to the restructuring of the U.K operations. We expect to record additional charges related to the restructuring of the U.K. operations in the fourth quarter of fiscal 2004.

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

     Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of August 31, 2004 was $75.0 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.31% as of August 31, 2004). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2004, no amounts had been borrowed under the Revolving Credit Facility, and the variable rate on the Revolving Credit Facility was 5.00%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing notional principal amounts and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2004, and a charge of $0.3 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $0.5 million, net of tax.

     We are subject to risk from changes in the foreign exchange rates relating to our Canadian and U.K. subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. During the nine months ended August 31, 2004, pursuant to our manufacturing agreement with Abbott, we were billed in U.S. dollars for purchases of SELSUN for foreign markets. In many cases in the future, we will be billed in the respective foreign currency. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.0 million as of August 31, 2004.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 31, 2004 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Note 18 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     A summary of the common stock repurchase activity for our third quarter of fiscal 2004 is as follows:

                                                   Total Number of       Maximum Dollar
                                                   Shares Purchased      Value that may
                      Total Number    Average     as Part of Publicly   yet be Purchased
                       of Shares     Price Paid   Announced Plans or    under the Plans
      Period           Purchased    Per Share(1)     Programs(2)          or Programs
-------------------    ---------    ------------     -----------          -----------
June 1-June 30               --        $   --              --             $16,765,825
July 1-July 31           61,100        $ 29.14          61,100            $14,985,202
August 1- August 31          --        $   --              --             $14,985,202
Total Third Quarter      61,100        $ 29.14          61,100            $14,985,202

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

ITEM 5. OTHER INFORMATION
-------------------------

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit Number    Description
     --------------    -----------

          10.1 Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories, Inc.

          10.2 DEXATRIM Case Scoring System & Matrix for the Chattem DEXATRIM Class Action Settlement

          31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

          31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

           32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350


(b) During the third quarter ended August 31, 2004, we filed the following Form 8-K reports with the Securities and Exchange Commission:

     Form 8-K, filed June 17, 2004, containing a copy of our press release announcing our financial results for the second quarter of fiscal 2004.

     Form 8-K, filed August 27, 2004, containing a copy of our press release regarding the phenylpropanolamine (PPA) litigation and announcing that the Company expects to exceed prior guidance on financial results for the third quarter of fiscal 2004.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CHATTEM, INC.
                                         (Registrant)


Dated: October 1, 2004                   /s/ A. Alexander Taylor II
       ------------------                --------------------------
                                         A. Alexander Taylor II
                                         President, Chief Operating Officer and
                                         Director (Chief Operating Officer)



Dated: October 1, 2004                   /s/ Richard D. Moss
       ------------------                ----------------------------
                                         Richard D. Moss
                                         Vice President and Chief Financial
                                         Officer (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------


Exhibit Number     Description of Exhibit
--------------     ----------------------

     10.1 Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories

     10.2 DEXATRIM Case Scoring System & Matrix for the Chattem DEXATRIM Class Action Settlement

     31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

      32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350