Form 10-K
period 2004-11-30
CHATTEM INC
filed 2005-02-11
CIK 19520

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

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

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

         DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

         AS OF MAY 31, 2004, THE AGGREGATE MARKET VALUE OF VOTING SHARES HELD BY NON-AFFILIATES WAS $346,933,084. FOR PURPOSES OF THIS COMPUTATION, ALL EXECUTIVE OFFICERS, DIRECTORS AND FIVE PERCENT OR MORE BENEFICIAL OWNERS OF THE COMMON STOCK OF THE REGISTRANT HAVE BEEN DEEMED TO BE AFFILIATES OF THE REGISTRANT. SUCH DETERMINATION SHALL NOT BE DEEMED TO BE AN ADMISSION THAT SUCH OFFICERS, DIRECTORS OR FIVE PERCENT OR MORE OWNERS ARE IN FACT AFFILIATES OF THE REGISTRANT. AS OF FEBRUARY 7, 2005, 19,835,416 SHARES OF COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT EXPECTED TO BE DATED MARCH 4, 2005 RELATING TO THE REGISTRANT'S 2005 ANNUAL MEETING OF SHAREHOLDERS (THE "2005 PROXY STATEMENT") ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS
----------------

         Except as otherwise indicated, all references in this Form 10-K to "we", "us", "our" or "Chattem" refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2002, November 30, 2003 and November 30, 2004 are referred to as fiscal 2002, fiscal 2003 and fiscal 2004, respectively, and our fiscal year ending on November 30, 2005 is referred to as fiscal 2005. Also in this Form 10-K, all share amounts reflect the two-for-one split of our common stock on November 29, 2002. Brand names that are capitalized in this Form 10-K refer to trademarks that we own or license.

GENERAL

         We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter ("OTC") healthcare products, toiletries and dietary supplements including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos and conditioner, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

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

         Our products target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in fiscal 2004. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

         Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. In March 2002, we acquired the SELSUN BLUE line of medicated dandruff shampoos, expanding our brand portfolio into another attractive niche category. We will continue to seek opportunities to acquire attractive brands in niche markets such as SELSUN BLUE. We intend to drive growth through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business.

COMPETITIVE STRENGTHS

         We believe that the following key competitive strengths are critical to our continuing success:

         DIVERSE AND BROAD PORTFOLIO OF WELL-RECOGNIZED BRANDED PRODUCTS. We currently market a diverse and broad portfolio of 23 brands in a variety of different product categories, including topical analgesics, medicated dandruff shampoos and conditioner, skin care products, toiletries and dietary supplements. Our products are marketed under well-recognized brand names, such as our portfolio of topical analgesic brands ICY HOT, ASPERCREME, FLEXALL, SPORTSCREME, CAPZASIN and ARTHRITIS HOT, as well as GOLD BOND, SELSUN BLUE, PHISODERM, DEXATRIM and GARLIQUE. Our presence in diverse product categories allows us to reduce our exposure to changing consumer demand or weakness in any single category.

         SIGNIFICANT PRESENCE IN NICHE MARKETS. We acquire and develop brands that compete in niche markets where we believe we can achieve significant market presence and build brand equity. Our products often face less competitive pressures, because we focus on niche markets that are frequently outside the core product areas of larger consumer products and pharmaceutical companies. Our focus on niche markets provides us with the opportunity to develop strong brand equity, identify and respond to consumer trends in these markets and leverage our strong selling and distribution capabilities.

         HIGH MARGINS AND EFFICIENT OPERATING STRUCTURE. In each of the past three fiscal years, our gross margins have exceeded 70%. We are able to achieve these high gross margins as a result of our ability to build and maintain brand equity, our significant market presence in niche markets and efficiencies in purchasing, manufacturing and distribution. In addition, we tightly control our expenses, which strengthens our operating margins. Our high margins and resulting strong cash flow allow us to weather temporary fluctuations in our product markets that could otherwise more adversely affect our business.

         PROVEN ADVERTISING AND PROMOTION STRATEGY. We aggressively seek to build brand awareness and usage of our larger brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television and radio advertising and to a lesser extent print advertising and promotional programs. We strive to achieve cost-efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions, as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 29% of our total revenues in fiscal 2004. Given the importance of our products' brand equity, we expect to maintain a significant level of spending on advertising and promotion.

         ESTABLISHED NATIONAL SALES AND DISTRIBUTION NETWORK. We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreen Co. and The Kroger Co. In fiscal 2004, sales to our top ten customers constituted approximately 68% of our total sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Through targeted sales and by utilizing our established network, including our approximately 55 person sales force, we believe we can effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses.

         FOCUSED NEW PRODUCT DEVELOPMENT. We strive to increase the value of our base brands while obtaining an increased market presence through product line extensions, which is demonstrated by our $3.1 million investment in product development in fiscal 2004. In fiscal 2003, we completed a new 10,000 square foot research and development facility and expanded our product development staff. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Recent examples of successful product line extensions include GOLD BOND ULTIMATE Healing Skin Therapy Lotion and the ICY HOT Medicated Sleeve.

         ENHANCED FINANCIAL POSITION. We have strengthened our balance sheet as a significant portion of our cash flows in fiscal 2004, 2003 and 2002 have been used to reduce our debt. For example, since the acquisition of SELSUN BLUE in March 2002, we have paid down approximately $49.5 million in debt as of November 30, 2004. In addition, we completed a debt refinancing transaction in February 2004 that generated a reduction of interest expense of approximately $5.5 million in fiscal 2004. Our total debt outstanding as of November 30, 2004 was $200.0 million. We also believe that our financial risk profile has been substantially reduced due to the successful integration of our acquisition of SELSUN BLUE and strong positive cash flow.

BUSINESS STRATEGY

         Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development, acquisitions of new brands, development of strategic marketing alliances and expansion of our international business.

         BRAND MANAGEMENT AND GROWTH. We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities as evidenced by the expansion of our product development staff and our completed construction of a new research and product development facility. In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of these under-performing brands and redeploy the resulting cash assets. For example, in fiscal 2000, we sold the Ban(R) (a registered trademark of Kao Corporation) product line of antiperspirants and deodorants in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales.

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

         EXPANSION OF INTERNATIONAL BUSINESS. In fiscal 2004, our international revenues were $24.2 million, or approximately 9% of total revenues. We believe that our acquisition of SELSUN BLUE, which is marketed internationally as SELSUN, and our hiring of experienced international personnel may allow us to expand our international presence. We plan to focus our efforts on expanding SELSUN'S international presence in existing key markets, such as Canada, Mexico, Brazil, the United Kingdom ("U.K.") and Australia, as well as new markets in Central Europe and the Middle East. We also intend to continue to leverage SELSUN's international marketing and distribution network to attempt to launch certain of our other brands in countries where they are not currently sold.

DEVELOPMENTS DURING FISCAL 2004

         Fiscal 2004 was highlighted by the development and marketing of new product line extensions; the refinancing of our indebtedness; the class action settlement of all claims relating to DEXATRIM containing phenylpropanolamine ("PPA"); and the continued development of our international business, principally our SELSUN product line.

         In fiscal 2004, we introduced the following product line extensions: the ICY HOT Medicated Sleeve, DEXATRIM All in One bar, SELSUN BLUE Conditioner, PAMPRIN All Day, BULLFROG SuperBlock Spray Lotion, PHISODERM Clear Confidence Self Heating Daily Scrub and Herbal Astringent and GOLD BOND Therapeutic Foot Cream.

         On February 26, 2004, we issued and sold $75.0 million of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125.0 million of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase all of our outstanding 8.875% senior subordinated notes and repay the outstanding debt under our prior credit facility.

         Also, on February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50.0 million under the Revolving Credit Facility.

         On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims, both federal and state. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement.

         At the end of fiscal 2004, we had completed the transition of SELSUN'S international manufacturing and marketing operations from its prior owner, Abbott Laboratories ("Abbott"), to us in approximately 80 foreign countries, including markets whose combined sales represent approximately 94% of SELSUN international sales. Abbott will continue to manufacture SELSUN for us for the European, Middle East and certain Latin American markets for an additional period ending July 2005 and will also serve as our distributor for SELSUN in certain other foreign countries.

RECENT DEVELOPMENTS

         On December 13, 2004, we entered into a term sheet of settlement with Interstate Fire & Casualty Company ("Interstate") with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. In addition, under the term sheet of settlement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

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

    SEASONAL

    BULLFROG                         Sunscreens and sunblocks
    SUN-IN                           Spray-on hair lightener
    ULTRASWIM                        Chlorine-removing shampoo

    ORAL CARE

    HERPECIN-L                       Cold sore lip balm
    BENZODENT                        Denture pain relief cream

    OTHER

    MUDD                             Facial deep cleanser

TOPICAL ANALGESICS

         Our topical analgesic portfolio experienced significant growth in fiscal 2004 led by six distinctly positioned brands and the successful ICY HOT Sleeve introduction. Our flagship brand, ICY HOT, achieved category leadership behind the continued strength of our ICY HOT Patch business and the incremental volume generated by the ICY HOT Sleeve. Developed by us with a patent pending, the ICY HOT Sleeve is designed to provide flexible, joint hugging pain relief to the knee, elbow, wrist and ankle. The ICY HOT Sleeve received heavy media support and advertising featuring NBA super-star Shaquille O'Neal.

         ASPERCREME provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain. In the first quarter of fiscal 2005, we will launch a maximum strength, odor-free patch under our ASPERCREME brand. The ASPERCREME Back and Body Patch will provide arthritis sufferers an odor-free alternative in the growing patch segment. CAPZASIN is an arthritis pain reliever that contains capsaicin, the active ingredient that doctors recommend most for arthritis sufferers. SPORTSCREME is targeted at serious athletes as well as "weekend warriors". FLEXALL is marketed toward those who seek an aloe-vera based pain reliever for conditions such as chronic back pain or muscle strain. ARTHRITIS HOT rounds out the portfolio and is positioned against private label products at a value price.

         We support our topical analgesic brands with extensive national television and radio advertising as well as targeted consumer promotions.

MEDICATED SKIN CARE PRODUCTS

         The GOLD BOND brand competes in numerous product categories with specially formulated products for both adults and babies including body powder, foot care, first aid and therapeutic hand and body lotions. GOLD BOND has long been the number one selling brand of medicated body powder domestically, and its strong brand equity among consumers has allowed us to successfully launch new line extensions, most recently under the GOLD BOND ULTIMATE line.

         In the third quarter of fiscal 2003, we launched GOLD BOND ULTIMATE Healing Skin Therapy Lotion in a 5.5 oz. tube. In the third quarter of fiscal 2004, we added a 14 oz. pump to the product line, which enjoyed broad acceptance by retailers given the success of the original 5.5 oz. size. GOLD BOND ULTIMATE Healing Skin Therapy Lotion helps to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C & E. The GOLD BOND ULTIMATE line will expand into the everyday bath powder category with the introduction of GOLD BOND ULTIMATE Comfort Body Powder during the first quarter of fiscal 2005. GOLD BOND ULTIMATE Comfort Body Powder is a talc-free powder that seeks to provide freshness, odor protection and moisture control and features the signature ULTIMATE fragrance. During the first quarter of fiscal 2004, we also expanded our presence in the foot care category with the successful launch of GOLD BOND Therapeutic Foot Cream, an intensive moisturizing treatment that helps heal dry, rough and cracked heels and feet.

         The GOLD BOND product line is heavily supported by national television, print and radio advertising throughout most of the year as well as with proven consumer promotions such as sampling and coupons to further drive awareness and trial. We believe GOLD BOND continues to represent a solid opportunity for growth both through our existing medicated product lines and the introduction of line extensions under the ULTIMATE line.

         PHISODERM is a facial-care brand with an acne and adult line of cleansers, scrubs and other differentiated products. The brand has a strong heritage, but competes in the highly competitive adult facial care and teen acne categories. In an effort to reverse declining sales over the past two years, in fiscal 2005, the brand will focus its efforts behind an exciting new line of products introduced as pH2O by PHISODERM. pH2O by PHISODERM is positioned to leverage the strong brand heritage of PHISODERM with an updated entry into the adult facial care category. We will support pH2O with national television, print advertising and consumer promotions targeted to women aged 20 to 49 years old.

MEDICATED DANDRUFF SHAMPOOS

         SELSUN BLUE'S domestic net sales have increased more than 50% since we acquired the brand in March 2002. We attribute the resurgence of this 50 year old medicated shampoo brand to the development and implementation of an effective advertising approach, expansion of the brand's appeal to a broader consumer base, increased media and promotional support and expanded distribution. In total, virtually all aspects of the brand image have been enhanced since 2002, including the product, packaging, advertising, media and retail distribution.

         SELSUN BLUE offers four formulations: medicated, with a unique cooling clean feel; moisturizing, with aloe and moisturizers; 2-in-1, with a patented conditioning system; and pH balanced for color treated hair. Each formula blends the active medication (selenium sulfide) with extra hair care properties to provide alternative formulas for individuals who need a medicated dandruff shampoo.

         We believe that growth opportunities remain for SELSUN BLUE both domestically and internationally. We support the SELSUN BLUE line with extensive national television and radio advertising as well as targeted consumer promotions.

DIETARY SUPPLEMENTS

         DEXATRIM, acquired in December 1998, is a leading brand in the diet pill category. We currently offer two versions of DEXATRIM: DEXATRIM Natural, a drug-free, all natural, dietary supplement available in green tea, caffeine-free and extra energy versions, and DEXATRIM Results, a nutrition based weight control product which contains vitamins, minerals and antioxidants. In 2004, we introduced the DEXATRIM All in One diet bar, which seeks to combine the benefits of a diet, energy and nutrition bar in one convenient product. The DEXATRIM All in One bar is available in five flavors: Chocolate Toffee Crunch, White Chocolate Raspberry, Lemon Bar Crisp, Chocolate Peanut Butter and Oatmeal Cinnamon Crisp. In 2005, DEXATRIM will launch DEXATRIM

Max, a diet pill containing Vitamin B Complex, Ginseng, Chromium and EGCG from Green Tea. DEXATRIM Max will be introduced to consumers through television advertising and Sunday newspaper coupons.

         We compete in the dietary supplements category with our SUNSOURCE line of products. We focus the marketing of our SUNSOURCE dietary supplements in two key areas: cardiovascular and menopausal health. GARLIQUE garlic tablets support cardiovascular health and are positioned as an odor-free, one-per-day supplement now available in caplets. NEW PHASE is a menopausal supplement that helps relieve the common discomforts of menopause, as well as providing support for strong bones and a healthy heart. In the first quarter of 2005, we will extend the NEW PHASE franchise with the launch of an extra strength formula that contains more of the ingredient that helps relieve the common symptoms of menopause and includes Green Tea for energy. All SUNSOURCE products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.

OTHER OTC AND TOILETRY PRODUCTS

INTERNAL ANALGESICS

         We compete in the menstrual analgesic category with two brands, PAMPRIN and PREMSYN PMS. PAMPRIN, featuring three distinct formulas, seeks to provide complete relief of a woman's menstrual symptoms, while PREMSYN PMS has one formula designed to address specific symptoms of premenstrual syndrome. The target consumer for our menstrual analgesic business is women aged 18 to 49, and secondarily teen girls as they first enter the category. For PAMPRIN in 2004, we initiated a complete brand relaunch, which included streamlining the product offering, new packaging to improve shelf presence and launching the first new product line extension in ten years, PAMPRIN All Day. With naproxen sodium as its active ingredient, PAMPRIN All Day seeks to provide up to 12 hours of relief from cramps, backache and headache in one caplet. We supported the launch of PAMPRIN All Day with a network, cable and spot television advertising campaign. In addition to continued advertising support for PAMPRIN All Day, we will support PAMPRIN Multi Symptom with television advertising in 2005.

SEASONAL

         The majority of sales of our seasonal brands, BULLFROG, SUN-IN and ULTRASWIM, typically occur during the first two quarters of the fiscal year. BULLFROG is a line of high quality, high SPF waterproof sunblocks. We launched SuperBlock Lotion Spray in 2004 to meet consumer demand for a spray lotion. In 2005, we will launch a complete line of childrens' sunblocks - BULLFROG Kids UV Defender. All three formulas under the Kids UV Defender umbrella will stay true to BULLFROG'S waterproof and high SPF heritage. The line will feature durable gel, fast dry spray and spray lotion formulas. This launch will be supported with print and radio advertising targeted towards mothers of children age 4 to
12. The base BULLFROG business will be supported with local and national radio as well as through event sponsorships and targeted sampling programs. SUN-IN, a hair lightener, is available in two varieties of spray-on and a highlighting gel and is supported by print advertising in teen magazines, an interactive web site and promotional prepacks. ULTRASWIM is our niche line of swimmers' shampoos and conditioner. In addition to promotional prepacks, we support this brand through print advertising targeted at competitive and fitness swimmers to communicate that ULTRASWIM removes more chlorine from hair than ordinary shampoos.

ORAL CARE

         Our oral care brands include HERPECIN-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and BENZODENT, a dental analgesic cream for pain related to dentures. We support HERPECIN-L with national television advertising.

OTHER

         Other brands include MUDD, a line of specialty masque products.

INTERNATIONAL BUSINESS

         Our international business, which represented approximately 9% of our total revenues in fiscal 2004, has been concentrated in Canada, an export market driven from our operations in the U.K. and in international countries in which SELSUN is sold.

SELSUN INTERNATIONAL

         We plan to focus our efforts on expanding SELSUN'S international presence in existing key markets, such as Canada, Mexico, Brazil, the U.K. and Australia, as well as new markets in Central Europe and the Middle East. We also intend to leverage SELSUN'S international marketing and distribution network to launch some of our other brands in countries where they are not currently being sold including Brazil and Mexico. In certain international markets, we sell SELSUN through a distributor and receive a royalty based on a percentage of distributor sales. Abbott, from whom we acquired SELSUN in March 2002, will continue to manufacture SELSUN for us for the European, Middle East and certain Latin American markets for a period ending July 2005. Abbott will also continue to serve as our distributor for SELSUN in certain foreign countries under separate distribution agreements. We have entered into distributor agreements with third party distributors for SELSUN in various international markets other than Canada and the U.K. in which we engage national brokers.

EUROPE

         Our European business is conducted through Chattem Global Consumer Products Limited ("Chattem Global"), our newly established Irish subsidiary, located in Limerick, Ireland, and prior to November 1, 2004 Chattem (U.K.) Limited ("Chattem (U.K.)"), a wholly-owned subsidiary located in Basingstoke, Hampshire, England. This unit also services distributors in various other worldwide locations. Packaging and distribution operations are conducted principally in Ireland with certain products sourced from our U.S. operations. Chattem uses a national broker in the U.K., while distributors are used to market and sell our products on the European continent and elsewhere. Our products sold in Europe include SELSUN, SUN-IN, MUDD and ULTRASWIM. Cornsilk(R) is sold by Chattem (U.K.) under a licensing arrangement with the owner of its registered trademark, Del Laboratories, Inc. SPRAY BLOND Spray-In Hair lightener is marketed only on the European continent. Certain of our OTC health care products are sold by Chattem Global to customers in parts of Central Europe and the Middle East.

CANADA

         Chattem Canada, a wholly-owned subsidiary based in Mississauga, Ontario, Canada, markets and distributes certain of our consumer products throughout Canada. The manufacturing of these products is principally done in our facilities in Chattanooga, Tennessee, while some packaging is done in Mississauga. Chattem Canada utilizes a national broker for its sales efforts. Brands marketed and sold in Canada include SELSUN, GOLD BOND, PAMPRIN, SUN-IN, ULTRASWIM, PHISODERM, ASPERCREME, FLEXALL and DEXATRIM.

UNITED STATES EXPORT

         Our United States export division services various distributors primarily located in Europe, the Caribbean and Latin America. We distribute SELSUN, GOLD BOND, DEXATRIM, PHISODERM and certain of our topical analgesic products into these markets.

MARKETING, SALES AND DISTRIBUTION

ADVERTISING AND PROMOTION

         We aggressively seek to build brand awareness and usage through extensive and cost effective advertising strategies that emphasize the strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 29% of total revenues in fiscal 2004.

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

CUSTOMERS

         Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2004, our ten largest customers represented approximately 68% of total revenues, and our 20 largest customers represented approximately 81% of total revenues, which allows us to target our selling efforts to our key customers and customize programs to meet their needs. Our fiscal 2004 sales to Wal-Mart Stores, Inc. accounted for approximately 34% of total revenues. No other customer accounts for more than 10% of our total revenues. Boots, a U.K. retailer, accounts for more than 10% of international sales. Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

SALES AND DISTRIBUTION

         We have an established national sales and distribution sales organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 55 people serves all direct buying accounts on an individual basis. Our internal sales force accounts for more than 95% of domestic sales. For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 90% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales people and our customers to understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products, we provide extended payment terms to our customers.

         Internationally, our products are sold by national brokers in Canada and the U.K. and by distributors in Europe and Latin America. For a transition period that ended in 2004, Abbott marketed, sold and distributed SELSUN products for us in certain foreign countries until we satisfied various foreign regulatory requirements, new distributor arrangements were in place and any applicable marketing permits were transferred. Abbott will continue to serve as our distributor for SELSUN in certain foreign countries. We have entered into distribution agreements with third party distributors for SELSUN in various international markets except Canada and the U.K.

         Most of our products, including those manufactured by third party manufacturers, are currently shipped from a leased warehouse located in Chattanooga, Tennessee. We also use a third party logistics service located in California to warehouse and distribute our products to the west coast area of the United States. We use outside carriers to transport our products. We do not generally experience wide variances in the amount of inventory we maintain. At present, we have no significant backlog of customer orders and are promptly meeting customer requirements.

MANUFACTURING AND QUALITY CONTROL

         We currently manufacture approximately 60% of the sales volume of our products at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our GOLD BOND medicated powders, foot swabs and first aid wipes, ICY HOT patches and sleeves, HERPECIN-L, the PHISODERM CLEAR CONFIDENCE Clear Swab and our dietary supplements, including DEXATRIM and the DEXATRIM All in One bar. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively small cost. We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

         We currently are manufacturing all of our North American SELSUN BLUE products at our Chattanooga, Tennessee, facilities. Abbott will continue to manufacture SELSUN for us for the European, Middle East and certain Latin American markets until July 2005. We have entered into third party manufacturing agreements to source many of the international markets previously supplied by Abbott.

         To monitor the quality of our products, we maintain an internal quality control system supported by onsite microbiology and analytical laboratories. We have trained quality control technicians who test our products and processes and guide the products through the manufacturing cycle. Consultants also are employed from time to time to test our quality control procedures and the compliance of our manufacturing operations with the United States Food and Drug Administration ("FDA") regulations. We audit our third party manufacturers to monitor compliance with applicable current good manufacturing practices ("GMPs") as defined by FDA regulations.

         We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our PAMPRIN and PREMSYN PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Sales of our PAMPRIN and PREMSYN PMS products represented approximately 4% of our consolidated total revenues in fiscal 2004. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in SELSUN BLUE. As a result of the limited supply and increase in worldwide demand, selenium sulfide prices have been and are expected to be volatile. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

PRODUCT DEVELOPMENT

         We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an increased emphasis on new product development as evidenced by the expansion of our product development staff and our completion of a new 10,000 square foot research and product development facility in fiscal 2003. We currently employ approximately 27 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $3.1 million in fiscal 2004.

COMPETITION

         We compete in the OTC health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. Our competitors include large OTC pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature's Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources and are not as highly leveraged. Our competitors may be better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

TRADEMARKS AND PATENTS

         Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market except for PHISODERM, which we license from Valmont, Inc. under a perpetual royalty free license. In fiscal 2004, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND, SELSUN BLUE, ICY HOT, PHISODERM and ASPERCREME.

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

GOVERNMENT REGULATION


         The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including, but not limited to:

         o    the FDA;

         o    the Federal Trade Commission (the "FTC");

         o    the Drug Enforcement Administration (the "DEA");

         o    the Consumer Product Safety Commission (the "CPSC");

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

         Under the Federal Food, Drug and Cosmetic Act ("FDC Act") all "new drugs", including OTC products, are subject to pre-market approval by the FDA under the new drug application ("NDA") process. The FDC Act defines a "new drug" as a drug that is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions stated in its labeling. A drug might also be new if it has not been used, outside of clinical investigations, to a material extent or for a material time under conditions described for a product. A drug that is generally regarded as safe and effective is not a "new drug" and therefore does not require pre-market approval.

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

         All of our OTC drug products are regulated pursuant to the FDA monograph system. Most of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a safety or efficacy issue with respect to one of our products or finalize these monographs with revised conditions as to which our products do not comply. If any of our products were found not to be in compliance with the final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of a marketing application may require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, each of which would involve additional costs and may be prohibitive.

         For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in product formulation or labeling claims, unless we obtain pre-marketing approval from the FDA. Similarly, we may only market the prescription form of SELSUN dandruff shampoo (SELSUN Lotion, 2.5%) according to the conditions and terms described in the FDA-approved NDA. In 2004, we launched PAMPRIN All Day containing the menstrual pain reliever naproxen sodium. The Perrigo Company manufactures this product for us under its existing abbreviated NDA. Failure to comply with the conditions in a final monograph or NDA, where applicable, could result in an FDA enforcement action.

         The FDA regulates the quality of all finished drug products under GMPs. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected.

         We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN Menstrual Pain Relief and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. Sales of our PAMPRIN Menstrual Pain Relief and PREMSYN PMS products represented approximately 4% of our consolidated total revenues in fiscal 2004. We have been actively monitoring the process and do not believe that either PAMPRIN Menstrual Pain Relief or PREMSYN PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN Menstrual Pain Relief and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen.

         On September 30, 2004, Merck & Co., Inc. withdrew from the market its selective COX-2 prescription analgesic Vioxx(R) as a result of cardiovascular adverse events alleged to have occurred after long-term use (up to 3 years) of Vioxx in older adults. These data have increased regulatory scrutiny of related non-steroidal anti-inflammatory drugs (NSAIDs) sold on prescription, particularly other selective COX-2 drugs. Though less likely, infrequent, or rare, cardiovascular morbidity might also occur after long-term use of non-selective NSAIDs, such as naproxen sodium, or ibuprofen. Naproxen sodium (220mg/caplet) is the active ingredient in PAMPRIN All Day. Naproxen sodium (220mg) was the subject of an FDA approved Rx-to-OTC switch application sponsored by Procter & Gamble Co. that allows its over-the-counter sale as an analgesic. This FDA approval attested to its safety and efficacy when used for less than 10 days in the relief of minor aches and pains at approved doses of 220mg. Naproxen sodium is now widely used as a simple OTC analgesic for pain relief. PAMPRIN All Day is indicated for the relief of menstrual cramps, headache and back pain in women of childbearing age who are otherwise healthy. Pre-menstrual and menstrual discomfort typically lasts five days and thus is self-limiting. The FDA will conduct a public FDA Advisory Committee meeting in mid-February 2005 to discuss safety data related to selective COX-2 NSAIDs sold on prescription. Because naproxen sodium at prescription doses (550mg bid) was used as a control group in some company-sponsored clinical trials of selective COX-2s, it is possible that naproxen sodium might be discussed incidentally to the primary data analysis and interpretation. In the unlikely event that naproxen sodium at OTC doses was found to have unacceptable risk in less than 10 days of use, we would be required to reformulate PAMPRIN All Day.

         We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. Sales of our SPORTSCREME and ASPERCREME products represented approximately 7% of our consolidated total revenues in fiscal 2004.

         Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the ICY HOT Sleeve, a flexible, non-occlusive fabric patch with menthol levels consistent with the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research ("CDER"), we believe that the monograph is unlikely to become final and take effect before mid-2006 and perhaps thereafter. If neither action described above is successful and the final monograph excludes such products, we will have to file an NDA in order to continue to market the ICY HOT Patch, ICY HOT Sleeve or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted. Sales of our ICY HOT patches and ICY HOT Sleeve products represented approximately 11% of our consolidated total revenues in fiscal 2004.

         The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the FDC Act by defining dietary supplements, which include vitamins, minerals, amino acids, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product. In such case, the FDA could require pre-market approval to sell the product. Manufacturers are not required to obtain prior FDA approval before producing or selling a dietary supplement unless the ingredient is considered "new" or was not on the market as of October 15, 1994.

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

         The FDA may take enforcement action against a dietary supplement if the FDA believes the supplement presents a significant or unreasonable risk of illness or injury under conditions of use suggested in the labeling or under ordinary conditions of use. Under DSHEA, the FDA bears the burden of proof to show that a dietary supplement presents a significant or unreasonable risk of illness or injury. The FDA may also take enforcement action for unlawful promotion of a dietary supplement.

         In the future, manufacturers of dietary supplements may be mandated by the FDA to comply with post-marketing responsibilities similar to those applied to OTC drugs. Such regulations may include mandatory adverse event reporting requirements as part of new GMPs regulations.

         The FDA has finalized some of its regulations to implement DSHEA including those relating to nutritional labeling requirements and nutritional support claims. The FDA also has under development additional regulations and guidelines to implement DSHEA. Newly adopted and future regulations may require expanded or different labeling for our dietary supplements. We cannot determine what effect these regulations, when fully implemented, will have on our business in the future. These regulations could require the reformulation or discontinuance of certain products, additional recordkeeping, warnings, notification procedures and expanded documentation of the properties of certain products and scientific substantiation regarding ingredients, product claims and safety. Failure to comply with applicable FDA requirements can result in sanctions being imposed on us or the manufacture of our products including, but not limited to, warning letters, product recalls and seizures, injunctions or criminal prosecution.

         As discussed above, the FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMPs. We anticipate that the FDA will promulgate GMPs, which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMPs for drugs, which are more rigorous than the GMPs for foods. We source all of our dietary supplement products from outside suppliers, including DEXATRIM, DEXATRIM All in One bars, NEW PHASE, GARLIQUE, MELATONIX, REJUVEX and OMNIGEST. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected.

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

         In October 2000, a Nonprescription Drugs Advisory Committee commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing DEXATRIM with PPA, we announced on November 7, 2000 our decision to immediately cease shipping DEXATRIM with PPA and to accept product returns from any retailers who decide to discontinue marketing DEXATRIM with PPA. We have been subject to a number of lawsuits arising from our DEXATRIM with PPA product most of which are being resolved through the class action settlement of all DEXATRIM PPA claims described below. See "Legal Proceedings".

         In 1997, the FDA published a proposed rule on the use of dietary supplements containing ephedrine alkaloids. In June 2002, the United States Department of Health and Human Services ("HHS") proposed an expanded scientific evaluation of ephedra which led to the issuance of a report by the RAND-based Southern California Evidence-Based Practice Center (the "RAND Report"). The RAND Report concluded that ephedrine, ephedrine plus caffeine and ephedra-containing dietary supplements with or without herbs containing caffeine all promote modest amounts of weight loss over the short term and use of ephedra, or ephedrine plus caffeine, is associated with an increased risk of gastrointestinal, psychiatric and autonomic symptoms. The adverse event reports contained a smaller number of more serious adverse events. Given the small number of such events, the RAND Report concluded that further study would be necessary to determine whether consumption of ephedra, or ephedrine, may be causally related to these serious adverse events. In connection with the RAND Report, HHS has sought public comment on whether additional measures are required concerning the sale and distribution of dietary supplements containing ephedrine alkaloids.

         On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine. See "Legal Proceedings".

         The FDA regulates some of our products as cosmetics or drug-cosmetics. There are fewer regulatory requirements for cosmetics than for drugs or dietary supplements. Cosmetics marketed in the United States must comply with the FDC Act, the Fair Packaging and Labeling Act and the FDA's implementing regulations. Cosmetics must also comply with quality and labeling requirements proscribed by the FDA. In addition, several of our products are subject to product packaging regulation by the CPSC and the FDA.

         Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state's list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state's list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our BULLFROG Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through CHPA, presenting evidence that titanium dioxide presents "no significant risk" to consumers. Sales of our BULLFROG Superblock products represented approximately 1% of our consolidated total revenues in fiscal 2004.

ENVIRONMENTAL MATTERS

         We continually assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. We have engaged environmental consultants on a regular basis to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditures necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to our financial position, results of operations or cash flows.

LEGAL PROCEEDINGS

         We were named as a defendant in a number of lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing PPA, which was an active ingredient in most of our DEXATRIM products until November 2000. The lawsuits filed in federal court were transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL NO. 1407). The remaining lawsuits were filed in state court in a number of different states.

         On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims, both federal and state. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. We have reached a preliminary agreement with one of these parties pursuant to which that party's appeal will be dismissed.

         The DEXATRIM PPA settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits. We have settled two of the opt out claims. In addition, we have learned that two of the remaining opt out claims have injury dates prior to December 21, 1998, for which we will seek indemnification from The DELACO Company ("DELACO"), successor to Thompson Medical Company, Inc., which owned the DEXATRIM brand prior to December 21, 1998.

         In accordance with the terms of the class action settlement agreement, $60.9 million has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak has agreed to contribute $10.0 million into the settlement trust. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. As described below, we have entered into a settlement agreement with Interstate with regard to its $25.0 million of coverage in excess of the insurance funds available in the settlement trust. We currently expect to use our cash on hand and proceeds of the Interstate policy to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust and outside of our available insurance coverage from Interstate, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

         We are also named as a defendant in approximately 206 lawsuits relating to DEXATRIM containing PPA which involve alleged injuries by DEXATRIM products containing PPA manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by DELACO. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. However, DELACO is seeking to resolve all DEXATRIM cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO's product liability insurance carriers and other sources are expected to fund this plan. As part of DELACO's bankruptcy plan, if finally approved, we expect the bankruptcy court to release us from liability in DEXATRIM cases with injury dates prior to December 21, 1998, although there can be no assurances in this regard.

         If DELACO achieves resolution of the pre-December 21, 1998 cases through its bankruptcy plan, we expect that the administrative process for DELACO's settlement will be similar to the process in our class action. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO. As part of DELACO's Chapter 11 plan, we expect that after resolution of creditors' claims, DELACO will seek to liquidate and distribute all of its assets and will dissolve as a company.

         Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO's bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states.

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

         We have also entered into a term sheet of settlement with Interstate with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement agreement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. In addition, under the term sheet of settlement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

         During the first nine months of fiscal 2004, we incurred settlement, legal and administrative costs and expenses associated with the DEXATRIM litigation totaling $4.5 million. Prior to the fourth quarter, we were unable to reasonably estimate the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to estimate the probable loss related to the DEXATRIM litigation. Based on the estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11.3 million in the fourth quarter of fiscal 2004 of which $9.5 million is included in accrued liabilities in our November 30, 2004 Consolidated Balance Sheet. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation.

         As of November 30, 2004, we were named as a defendant in four lawsuits alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. In addition, three individuals who allege injury caused by DEXATRIM containing ephedrine filed opt out notices in the PPA class action settlement. We have reached a preliminary settlement with respect to two of these pending lawsuits and the three opt out claims. Upon finalization of the settlement agreements, the two settled lawsuits will be dismissed. Each of these settlements will be funded by insurance coverage provided by our captive insurance subsidiary.

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

         We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court. These plaintiffs have not refiled this lawsuit as of February 7, 2005.

         We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiffs' individual claim and each member of the proposed class does not exceed $75,000. We filed an answer on June 28, 2004 and intend to defend vigorously the lawsuit.

         We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorney fees against us under the California Business and Professions Code, arising out of alleged deceptive, untrue or misleading advertising and breach of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain DEXATRIM Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased DEXATRIM Natural in California during the four year period prior to the filing of the lawsuit and up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with respect to plaintiff's individual claim and each member of the proposed class in the action does not exceed $75,000. We intend to defend vigorously the lawsuit.

         Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters, employment law issues and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon assessments from counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our financial position, results of operations or cash flows if disposed of unfavorably.

PRODUCT LIABILITY AND INSURANCE

         We currently maintain product liability insurance, principally through third party insurers, that provides coverage for product liability claims including those asserted in the DEXATRIM PPA litigation. We previously reached an agreement with Kemper to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these policies. These $60.9 million of available funds consist of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. This $60.9 million of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement.

         We have also entered into a term sheet of settlement agreement with Interstate with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001,or the claim was first made against us after May 31, 2004.

         We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. Our existing product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10.0 million of coverage through our captive insurance subsidiary, of which approximately $5.4 million is funded as of February 7, 2005, and a total of $40.0 million of excess coverage through third party insurers.

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

         The potential concerns relating to ephedrine in DEXATRIM Natural and DEXATRIM Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in May of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amounts equal to that which we currently have or in amounts sufficient to satisfy future claims.

EMPLOYEES

         We employ approximately 413 persons on a full-time basis and 9 persons on a part-time basis in the United States. In addition, we employ approximately 22 persons at our foreign subsidiaries' offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

RISK FACTORS

         Our business is subject to a number of risks. Some of the risks associated with our operations are described in the "Competition," "Government Regulation," "Environmental," and "Manufacturing and Quality Control" portions of this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

WE HAVE INCURRED CHARGES AND FACE UNCERTAINTIES IN THE COST OF THE SETTLEMENT OF THE NUMEROUS LAWSUITS AGAINST US ALLEGING INJURY FROM THE USE OF DEXATRIM PRODUCTS.

         During the first nine months of fiscal 2004, we incurred settlement, legal and administrative costs and expenses associated with the DEXATRIM litigation totaling $4.5 million. Based on the estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11.3 million in the fourth quarter of fiscal 2004. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust and outside of our available insurance coverage from Interstate, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, or if the DELACO bankruptcy does not resolve the cases with injury dates prior to December 21, 1998 as we expect, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

WE MAY FACE ADDITIONAL LAWSUITS ALLEGING INJURY FROM THE USE OF DEXATRIM PRODUCTS CONTAINING EPHEDRINE, WHICH WE DISCONTINUED MANUFACTURING AND SHIPMENT IN SEPTEMBER 2002, OR FROM OTHER PRODUCTS THAT WE CURRENTLY PRODUCE OR MAY PRODUCE IN THE FUTURE.

         We are currently named as a defendant in four lawsuits alleging that the plaintiffs were injured as a result of the ingestion of DEXATRIM containing ephedrine. In addition, three individuals who allege injury caused by Dexatrim containing ephedrine filed opt out notices in the PPA class action settlement. We have reached a preliminary settlement with respect to two of these pending lawsuits and the three opt out claims. On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

         Our available product liability coverage for the defense of lawsuits alleging injury from the use of DEXATRIM products containing ephedrine, or from other products that we currently produce or may produce in the future, consists of $10.0 million of self-insured coverage through our captive insurance subsidiary, of which approximately $5.4 million is funded as of February 7, 2005, and a total of $40.0 million of excess coverage through third party insurers. In the future, if we face significant liabilities relating to the DEXATRIM products which included ephedrine, our product liability insurance may be insufficient, and we may not have sufficient resources to satisfy these liabilities in excess of our insurance coverage.

         An inherent risk of our business is exposure to product liability claims by users of our products. We may also experience significant product liability exposure related to our other products in the future.

OUR PRODUCT LIABILITY INSURANCE COVERAGE MAY BE INSUFFICIENT TO COVER EXISTING OR FUTURE PRODUCT LIABILITY CLAIMS.

         Our business inherently makes us the potential target of product liability claims. We have product liability insurance, principally through third party insurers, that provides coverage for product liability claims, including those asserted in the DEXATRIM PPA litigation. At present, we maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine.

         We previously reached an agreement with Kemper to settle Kemper's lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, subject to certain limitations, approximately $60.9 million of the $77.0 million of product liability coverage provided by these policies. The $60.9 million of available funds consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. This $60.9 million of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement.

         We have also entered into a term sheet of settlement with Interstate with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. In addition, under the term sheet of settlement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

         We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products, including DEXATRIM products containing ephedrine. Our product liability insurance coverage for all of our other products, including DEXATRIM products containing ephedrine, consists of $10.0 million of coverage through our captive insurance subsidiary, of which approximately $5.4 million is funded as of February 7, 2005, and a total of $40.0 million of excess coverage through third party insurers.

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

         The potential concerns relating to ephedrine in DEXATRIM Natural and DEXATRIM Results have decreased the availability, limited the available coverage and increased the cost of product liability insurance to us. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in May of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amounts equal to that which we currently have or in amounts sufficient to satisfy future claims.

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

WE FACE SIGNIFICANT COMPETITION IN THE OTC HEALTH CARE, TOILETRIES AND DIETARY SUPPLEMENTS MARKETS.

         The OTC health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large OTC pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature's Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

OUR BUSINESS IS REGULATED BY NUMEROUS FEDERAL, STATE AND FOREIGN GOVERNMENTAL AUTHORITIES, WHICH SUBJECTS US TO ELEVATED COMPLIANCE COSTS AND RISKS OF NON-COMPLIANCE.

         The manufacturing, distribution, processing, formulation, packaging and advertising of our products are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of our OTC products, our prescription strength SELSUN products and our dietary supplements. The FDA also has primary jurisdiction to regulate any advertising that we might use for the prescription strength form of SELSUN. In addition, the FTC may regulate the promotion and advertising of our drug products, particularly OTC versions and dietary supplements.

         All of our OTC drug products are regulated pursuant to the FDA's monograph system. The monographs, both tentative and final, set out the active ingredients and labeling indications that are permitted for certain broad categories of OTC drug products such as topical analgesics. Where the FDA has finalized a particular monograph, it has concluded that a properly labeled product formulation is generally recognized as safe and effective and not misbranded. A tentative final monograph indicates that the FDA has not made a final determination about products in a category to establish safety and efficacy for a product and its uses. However unless there is a serious safety or efficacy issue, the FDA will typically exercise enforcement discretion and permit companies to sell products conforming to a tentative final monograph until the final monograph is published. Products that comply with either final or tentative final monograph standards do not require pre-market approval from the FDA.

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

         Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by CHPA to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the ICY HOT Sleeve, a flexible, non-occlusive fabric patch with menthol levels consistent with the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within CDER, we believe that the monograph is unlikely to become final and take effect before mid- 2006 and perhaps thereafter. If neither action described above is successful and the final monograph excludes such products, we will have to file an NDA in order to continue to market the ICY HOT Patch, ICY HOT Sleeve or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market as of one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted. Sales of our ICY HOT patches and ICY HOT Sleeve products represented approximately 11% of our consolidated total revenues in fiscal 2004.

         We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN Menstrual Pain Relief and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. Sales of our PAMPRIN Menstrual Pain Relief and PREMSYN PMS products represented approximately 4% of our consolidated total revenues in fiscal 2004. We have been actively monitoring the process and do not believe that either PAMPRIN Menstrual Pain Relief or PREMSYN PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN Menstrual Pain Relief and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen.

         On September 30, 2004, Merck & Co., Inc. withdrew from the market its selective COX-2 prescription analgesic Vioxx(R) as a result of cardiovascular adverse events alleged to have occurred after long-term use (up to 3 years) of Vioxx in older adults. These data have increased regulatory scrutiny of related non-steroidal anti-inflammatory drugs (NSAIDs) sold on prescription, particularly other selective COX-2 drugs. Though less likely, infrequent, or rare, cardiovascular morbidity might also occur after long-term use of non-selective NSAIDs, such as naproxen sodium, or ibuprofen. Naproxen sodium (220mg/caplet) is the active ingredient in PAMPRIN All Day. Naproxen sodium (220mg) was the subject of an FDA approved Rx-to-OTC switch application sponsored by Procter & Gamble Co. that allows its over-the-counter sale as an analgesic. This FDA approval attested to its safety and efficacy when used for less than 10 days in the relief of minor aches and pains at approved doses of 220mg. Naproxen sodium is now widely used as a simple OTC analgesic for pain relief. PAMPRIN All Day is indicated for the relief of menstrual cramps, headache and back pain in women of childbearing age who are otherwise healthy. Pre-menstrual and menstrual discomfort typically lasts five days and thus is self-limiting. The FDA will conduct a public FDA Advisory Committee meeting in mid-February 2005 to discuss safety data related to selective COX-2 NSAIDs sold on prescription. Because naproxen sodium at prescription doses (550mg bid) was used as a control group in some company-sponsored clinical trials of selective COX-2s, it is possible that naproxen sodium might be discussed incidentally to the primary data analysis and interpretation. In the unlikely event that naproxen sodium at OTC doses was found to have unacceptable risk in less than 10 days of use, we would be required to reformulate PAMPRIN All Day.

         We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. Sales of our SPORTSCREME and ASPERCREME products represented approximately 7% of our consolidated total revenues in fiscal 2004.

         In accordance with the FDC Act and FDA regulations, our manufacturing processes and those of our third party manufacturers must also comply with the FDA's current GMPs. The FDA inspects our facilities and those of our third party manufacturers periodically to determine if we and our third party manufacturers are complying with GMPs.

         If we or our third party manufacturers fail to comply with federal, state or foreign regulations, we could be required to:

         o    suspend manufacturing operations;

         o    change product formulations;

         o    suspend the sale of products with non-complying specifications;

         o    initiate product recalls;

         o    prepare and submit an NDA or abbreviated NDA; or

         o change product labeling, packaging or advertising or take other corrective action.

         Any of these actions could materially and adversely affect our financial results.

         Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning, unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state's list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state's list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our BULLFROG Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through CHPA, presenting evidence that titanium dioxide presents "no significant risk" to consumers. Sales of our BULLFROG Superblock products represented approximately 1% of our consolidated total revenues in fiscal 2004.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ANTICIPATE AND RESPOND IN A TIMELY MANNER TO CHANGING CONSUMER DEMANDS.

         Our success depends on our products' appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management's attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

WE RELY ON A FEW LARGE CUSTOMERS, PARTICULARLY WAL-MART STORES, INC., FOR A SIGNIFICANT PORTION OF OUR SALES.

         In fiscal 2004, Wal-Mart Stores, Inc. represented approximately 34% of our total revenues, our ten largest customers represented approximately 68% of our total revenues and our 20 largest customers represented approximately 81% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

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

         We use third party manufacturers to make products representing approximately 40% of our fiscal 2004 sales volume, including our GOLD BOND medicated powders and foot spray, GOLD BOND antifungal foot swabs and first aid wipes, the ICY HOT patches and sleeves, PHISODERM CLEAR CONFIDENCE Clear Swab, HERPECIN-L, and our line of dietary supplements including DEXATRIM and the DEXATRIM All in One bar and, internationally, our line of SELSUN medicated dandruff shampoos. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments, and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, which could harm our reputation and our business.

OUR DIETARY SUPPLEMENT BUSINESS COULD SUFFER AS A RESULT OF INJURIES CAUSED BY DIETARY SUPPLEMENTS IN GENERAL, UNFAVORABLE SCIENTIFIC STUDIES OR NEGATIVE PRESS.

         Our dietary supplements consist of DEXATRIM and our SUNSOURCE product line. We are highly dependent upon consumers' perception of the benefit and integrity of the dietary supplements business as well as the safety and quality of products in that industry. Injuries caused by dietary supplements or unfavorable scientific studies or news relating to products in this category, such as the December 30, 2003 consumer alert on the safety of dietary supplements containing ephedrine alkaloids issued by the FDA and the subsequent FDA rule banning the sale of supplements containing ephedrine alkaloids that became effective on April 11, 2004, may negatively affect consumers' overall perceptions of products in this category, including our products, which could harm the goodwill of these brands and cause our sales to decline. As a result of the decline in DEXATRIM sales, we incurred a $20.0 million impairment charge on indefinite-lived assets in the fourth quarter of fiscal 2004.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY PROTECT OUR INTELLECTUAL PROPERTY.

         Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2004, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly GOLD BOND, SELSUN BLUE, ICY HOT, PHISODERM and ASPERCREME. Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

         In addition, our product line extensions are often based on new or unique delivery methods for those products like our ICY HOT patches and sleeves. These delivery methods may not be protected by intellectual property rights that we own or license on an exclusive basis or by exclusive manufacturing agreements. As a result, we may be unable to prevent any competitor or customer from duplicating our delivery methods to compete directly with these product line extensions, which could cause sales to suffer.

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

BECAUSE MOST OF OUR OPERATIONS ARE LOCATED IN CHATTANOOGA, TENNESSEE, WE ARE SUBJECT TO REGIONAL AND LOCAL RISKS.

         Approximately 60% of our sales volume in fiscal 2004 were from products manufactured in two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

         o  changes in state and local government regulations;

         o  severe weather conditions, such as floods, ice storms and tornadoes;

         o  natural disasters, such as fires and earthquakes;

         o  power outages;

         o  nuclear facility incidents;

         o  spread of infectious diseases;

         o  hazardous material incidents; or

         o  any other catastrophic events in our area.

         If our region, city or facilities were to suffer a significant disaster, our operations are likely to be disrupted and our business would suffer.

WE DEPEND ON SOLE SOURCE SUPPLIERS FOR THREE ACTIVE INGREDIENTS USED IN OUR PAMPRIN AND PREMSYN PMS PRODUCTS AND A LIMITED SOURCE OF SUPPLY FOR SELENIUM SULFIDE, THE ACTIVE INGREDIENT IN SELSUN BLUE, AND IF WE ARE UNABLE TO BUY THESE INGREDIENTS, WE WILL NOT BE ABLE TO MANUFACTURE THESE PRODUCTS.

         Pamabrom, pyrilamine maleate and compap, active ingredients used in our PAMPRIN and PREMSYN PMS products, are purchased from single sources of supply. Pamabrom is sold only by Chattem Chemicals, Inc. (an unrelated company), pyrilamine maleate is produced only in India and sold only by Lonza, Inc. and compap is sold only by Mallinckrodt, Inc. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in SELSUN BLUE. Financial, regulatory or other difficulties faced by these source suppliers or significant changes in demand for these active ingredients could limit the availability and increase the price of these active ingredients. We may not be able to obtain necessary supplies in a timely manner, and we may be required to pay higher than expected prices for these active ingredients, which could adversely affect our gross margin from these products. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline. We would not be able to find an alternative supplier and would either need to reformulate these products or discontinue their production. While we do not currently know of any facts or circumstances that would adversely affect the supply of pamabrom, pyrilamine maleate, compap, or selenium sulfide, we cannot assure you that we will be able to continue to purchase adequate quantities of these active ingredients at acceptable prices in the future.

WE ARE SUBJECT TO THE RISK OF DOING BUSINESS INTERNATIONALLY.

         In fiscal 2004, approximately 9% of our total revenues were attributable to our international business. Our acquisition of SELSUN BLUE has greatly expanded our international business. We anticipate that our ownership of SELSUN BLUE will create the opportunity to introduce certain of our other brands in countries where they are not currently sold. We expect to operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

         In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers' inventory levels and consumer purchasing, which could cause our results to fluctuate and our sales to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations. Due to the significant expansion of our international operations as a result of the SELSUN BLUE acquisition, our exposure to fluctuations in foreign exchange rates has increased.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT THAT COULD ADVERSELY AFFECT OUR BUSINESS AND GROWTH PROSPECTS.

         As of November 30, 2004, our total long-term debt was $200.0 million. In the future we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

THE TERMS OF OUR OUTSTANDING DEBT OBLIGATIONS LIMIT CERTAIN OF OUR ACTIVITIES.

         The terms of our indentures under which our $75.0 million Floating Rate Notes and $125.0 million Fixed Rate Notes are issued and our Revolving Credit Facility impose operating and financial restrictions on us including restrictions on:

         o    incurrence of additional indebtedness;

         o    dividends and restricted payments;

         o    investments;

         o    loans and guarantees;

         o    creation of liens;

         o    transactions with affiliates;

         o    use of proceeds from sales of assets and subsidiary stock; and

         o    certain mergers, consolidations and transfers of assets.

         The terms of our Revolving Credit Facility also require us to comply with financial maintenance covenants. In the future, we may have other indebtedness with similar or even more restrictive covenants. These restrictions may impair our ability to respond to changing business and economic conditions or to grow our business. In the event that we fail to comply with these covenants, there could be an event of default under the applicable debt instrument, which in turn could cause a cross default to other debt instruments. As a result, all amounts outstanding under our various debt instruments may become immediately due and payable.

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

OUR SHAREHOLDER RIGHTS PLAN AND RESTATED CHARTER CONTAIN PROVISIONS THAT MAY DELAY OR PREVENT A MERGER, TENDER OFFER OR OTHER CHANGE OF CONTROL OF US.

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

         Our restated charter contains the following additional provisions, which may have the effect of discouraging takeover attempts:

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

         The Tennessee Business Combination Act prevents an interested shareholder, which is defined generally as a person owning 10% or more of our voting stock, from engaging in a business combination with us for five years following the date such person became an interested shareholder unless before such person became an interested shareholder, our board of directors approved the transaction in which the interested shareholder became an interested shareholder or approved the business combination, and the proposed business combination satisfied any additional applicable requirements imposed by law and by our restated charter or bylaws. If the requisite approval for the business combination or share acquisition has not been obtained, any business combination is prohibited until the expiration of five years following the date such person became an interested shareholder.

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

WE HAVE NO CURRENT INTENTION OF PAYING DIVIDENDS TO HOLDERS OF OUR COMMON STOCK.

         We presently intend to retain our earnings, if any, for use in our operations, to repurchase our common stock and to repay our outstanding indebtedness and have no current intention of paying dividends to holders of our common stock.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K, or in documents incorporated by reference into this Form 10-K, regarding our strategy, future operations, financial position and results of operations, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "potential," "hope," "intends," "continue," "may," "plans," "will," "should," "could," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We have included important factors in the cautionary statements included in this Form 10-K, particularly under the heading "Risk Factors," that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may be a party to or make. We do not assume any obligation to update any forward-looking statement.

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

ADDITIONAL INFORMATION

         Our internet website address is WWW.CHATTEM.COM. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K reports filed pursuant to
Section 16, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

ITEM 2. PROPERTIES
------------------

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

                                        TOTAL AREA   TOTAL BUILDINGS                                    SQUARE
                                          (ACRES)     (SQUARE FEET)          USE                         FEET
                                          -------     -------------          ---                         ----
Owned Properties:

    Chattanooga, Tennessee                  12.0         117,600       Manufacturing                    77,000
                                                                       Office & Administration          40,600

    Chattanooga, Tennessee                   8.3          78,500       Manufacturing & Warehousing      58,300
                                                                       Office                           10,200
                                                                       Product Development Center       10,000

Leased Properties:

    Chattanooga, Tennessee (1)               5.1         139,000       Warehousing                     103,800
                                                                       Warehousing & Manufacturing      35,200

    Chattanooga, Tennessee (2)               5.0          50,000       Warehousing                      49,300
                                                                       Office                              700

    Mississauga, Ontario, Canada (3)         0.3          15,069       Warehousing                      10,569
                                                                       Office & Administration           3,000
                                                                       Packaging                         1,500

    Basingstoke, Hampshire, England (4)      0.5          21,900       Warehousing                      13,900
                                                                       Office & Administration           6,500
                                                                       Packaging                         1,500

    Limerick, Ireland (5)                     --           2,100       Office & Administration           2,100

NOTES:

(1) Leased on a month-to-month basis for a monthly rental of approximately $38,000. A twelve month termination notice is required.

(2) Leased on a month-to-month basis for a monthly rental of approximately $13,000.

(3)  Leased on a month-to-month basis for a monthly rental of approximately
     $8,500.

(4) Leased under leases ending in 2005 and 2014 for a monthly rental of approximately $28,000.

(5) Leased under a lease ending in 2009 for a monthly rental of approximately $2,600.

         We are currently operating our manufacturing facilities at approximately 70% of total capacity. These manufacturing facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         See "Legal Proceedings" in Item 1 of this Form 10-K and Note 13 of Notes to Consolidated Financial Statements included in Item 8 "Financial Statements and Supplementary Data".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
----------------------------------------------------------------------
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------

MARKET INFORMATION

         Our common stock is quoted on the Nasdaq National Market under the symbol "CHTT". The table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

                                                          HIGH        LOW
                                                          ----        ---

Fiscal 2004:

        First Quarter                                   $ 23.33    $ 15.40

        Second Quarter                                    28.65      23.71

        Third Quarter                                     30.65      26.08

        Fourth Quarter                                    36.22      30.31


Fiscal 2003:

        First Quarter                                   $ 22.46    $ 13.16

        Second Quarter                                    16.41      11.50

        Third Quarter                                     19.85      11.55

        Fourth Quarter                                    16.53      12.61

ISSUER PURCHASES OF EQUITY SECURITIES

                                                         Total Number of Shares   Maximum Dollar Value that
                          Total Number   Average Price    Purchased as Part of    may yet be Purchased under
                           of Shares         Paid          Publicly Announced           the Plans or
      Period               Purchased     Per Share (1)    Plans or Programs (2)         Programs (2)
-----------------------   ------------   -------------    ---------------------      -----------------
9/1/04-9/30/04                600          $   31.22               600                 $  14,966,470
10/1/04-10/31/04               --                --                 --                    14,966,470
11/1/04-11/30/04               --                --                 --                    14,966,470
   Total Fourth Quarter       600          $   31.22               600                    14,966,470

(1)  Average price paid per share includes broker commissions.

(2) Our stock buyback program authorizing the purchase of up to $10.0 million of our common stock was announced in January 2003. In January 2004 and 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million and $30.0 million, respectively. There is no expiration date specified for our stock buyback program.

HOLDERS

         As of February 7, 2005, there were approximately 286 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

DIVIDENDS

         We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our Floating Rate Notes and 7% Subordinated Notes were issued and by the terms of our Revolving Credit Facility. (See Note 5 of Notes to Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data".)

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         This selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The following data for fiscal 2000 and 2001 has been restated to give effect to the adoption of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") on December 1, 2002 and Emerging Issues Task Force ("EITF") Issue Nos. 00-14 and 00-25 (codified by EITF Issue No. 01-9) on December 1, 2001.

                                                                                YEAR ENDED NOVEMBER 30,
                                                                                -----------------------
                                                           2004           2003           2002           2001           2000
                                                           ----           ----           ----           ----           ----
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Total revenues                                          $ 258,155      $ 233,749      $ 223,116      $ 181,166      $ 218,038
Operating costs and expenses                              228,037        177,811        171,228        147,988        179,158
                                                        ---------      ---------      ---------      ---------      ---------
Income from operations                                     30,118         55,938         51,888         33,178         38,880
Other expense, net                                        (27,709)       (20,307)       (21,406)        (8,221)       (40,682)
                                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
  change in accounting principle                            2,409         35,631         30,482         24,957         (1,802)
Provision for (benefit from) income taxes                     795         12,260         11,582          9,614           (685)
                                                        ---------      ---------      ---------      ---------      ---------
Income (loss) before change in accounting principle         1,614         23,371         18,900         15,343         (1,117)
Cumulative effect of change in accounting principle,
  net of income tax benefit                                  --             --           (8,877)          --             (542)
                                                        ---------      ---------      ---------      ---------      ---------
Net income (loss)                                       $   1,614      $  23,371      $  10,023      $  15,343      $  (1,659)
                                                        =========      =========      =========      =========      =========
PER SHARE DATA:
Income (loss) per diluted share before change
  in accounting principle                               $     .08      $    1.19      $     .98      $     .85      $    (.06)
Change in accounting principle                               --             --             (.46)          --             (.03)
                                                        ---------      ---------      ---------      ---------      ---------
Total diluted                                           $     .08      $    1.19      $     .52      $     .85      $    (.09)
                                                        =========      =========      =========      =========      =========
BALANCE SHEET DATA:
    (At end of year)
Total assets                                            $ 371,724      $ 363,385      $ 353,469      $ 299,673      $ 402,076
                                                        =========      =========      =========      =========      =========
Long-term debt, less current maturities                 $ 200,000      $ 204,676      $ 217,458      $ 204,740      $ 304,077
                                                        =========      =========      =========      =========      =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATION
------------

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

         Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in fiscal 2004. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

         Our net income margin (net income/total revenues) was 0.6%, 10.0% and 4.5% for fiscal 2004, 2003 and 2002, respectively. Our net income (excluding debt extinguishment, impairment and litigation settlement charges) margin (net income (excluding debt extinguishment, impairment and litigation settlement charges)/total revenues) was 13.3% for fiscal 2004. We believe that disclosure of net income (excluding debt extinguishment, impairment and litigation settlement charges) margin provides investors with useful information regarding our financial performance and allows for easier comparison with net income margin without the effect of the charges in prior periods. A reconciliation of net income (excluding debt extinguishment, impairment and litigation settlement charges) to net income for fiscal 2004 is presented in the following table:


                                                             For the Year
                                                                Ended
                                                           November 30, 2004
                                                           -----------------
                                                         (dollars in thousands)
Net income                                                     $    1,614
Add:
       Loss on early extinguishment of debt                        12,958
       Impairment of indefinite-lived intangible assets            20,000
       Litigation settlement charges                               15,836
       Benefit from income taxes                                  (16,102)
                                                               ----------
Net income (excluding debt extinguishment,
  impairment and litigation settlement charges)                $   34,306
                                                               ==========
Net income (excluding debt extinguishment,
  impairment and litigation settlement charges)
  per common share (diluted)                                   $     1.70
                                                               ==========

Net income (excluding debt extinguishment,
  impairment and litigation settlement charges)
  margin                                                            13.3%
                                                               ==========

         EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA and EBITDA (excluding impairment and litigation settlement charges) are used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by U.S. generally accepted accounting principles. We consider EBITDA an important indicator of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures.

EBITDA should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility.

         A reconciliation of EBITDA and EBITDA (excluding impairment and litigation settlement charges) to net income is presented in the following table:

                                                                   FOR THE YEAR ENDED NOVEMBER 30,
                                            ------------------------------------------------------------------------------
                                                                                          INCREASE (DECREASE)
                                                                               -------------------------------------------
                                                                                      AMOUNT               PERCENTAGE
                                                                               --------------------   --------------------
                                                                                 2004        2003       2004        2003
                                                                                  VS.         VS.        VS.         VS.
                                              2004        2003       2002        2003        2002       2003        2002
                                              ----        ----       ----        ----        ----       ----        ----
                                                                        (DOLLARS IN THOUSANDS)
Net income                                  $  1,614    $ 23,371   $ 10,023    $(21,757)   $ 13,348    (93.1)%     133.2%
Add:
  Cumulative effect of change in
    accounting principle                         --          --       8,877         --       (8,877)      nm          nm
  Provision for income taxes                     795      12,260     11,582     (11,465)        678    (93.5)        5.9
  Interest expense, net (1)                   27,709      20,307     21,406       7,402      (1,099)    36.5        (5.1)
  Depreciation and amortization less
    amounts included in interest               5,293       4,969      4,163         324         806      6.5        19.4
                                            --------    --------   --------    ---------   --------
EBITDA                                      $ 35,411    $ 60,907   $ 56,051    $(25,496)   $  4,856    (41.9)        8.7
                                            ========    ========   ========    =========   ========
  Impairment of indefinite-lived
    intangible assets                         20,000          --         --      20,000          --       nm          nm
    Litigation settlement charges             15,836          --         --      15,836          --       nm          nm
                                            --------    --------   --------    --------    --------
EBITDA (excluding impairment and
  litigation settlement charges)            $ 71,247    $ 60,907   $ 56,051    $ 10,340    $  4,856     17.0         8.7
                                            ========    ========   ========    ========    ========

EBITDA margin (EBITDA/total revenues)          13.7%       26.1%      25.1%
                                            ========    ========   ========
EBITDA (excluding impairment and
  litigation settlement charges) margin
  (EBITDA (excluding impairment and
  litigation settlement charges)/total
  revenues)                                    27.6%       26.1%      25.1%
                                            ========    ========   ========

(1) Fiscal 2004 includes a loss on early extinguishment of debt of $13.0 million.

DEVELOPMENTS DURING FISCAL 2004

         In fiscal 2004, we introduced the following product line extensions: the ICY HOT Medicated Sleeve, DEXATRIM All in One bar, SELSUN BLUE Conditioner, PAMPRIN All Day, BULLFROG SuperBlock Spray Lotion, PHISODERM Clear Confidence Self Heating Daily Scrub and Herbal Astringent and GOLD BOND Therapeutic Foot Cream.

         On February 26, 2004, we issued and sold $75.0 million of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125.0 million of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase all of our outstanding 8.875% senior subordinated notes and repay the outstanding debt under our prior credit facility.

         Also, on February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility (the "Revolving Credit Facility") with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50.0 million under the Revolving Credit Facility.

         On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims, both federal and state. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement.

         During the first nine months of fiscal 2004, we incurred settlement, legal and administrative costs and expenses associated with the DEXATRIM litigation totaling $4.5 million. Prior to the fourth quarter, we were unable to reasonably estimate the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to estimate the probable loss related to the DEXATRIM litigation. Based on the estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11.3 million in the fourth quarter of fiscal 2004 of which $9.5 million is included in accrued liabilities in our November 30, 2004 Consolidated Balance Sheet. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation.

         At the end of fiscal 2004, we had completed the transition of SELSUN'S international manufacturing and marketing operations from its prior owner, Abbott Laboratories ("Abbott"), to us in approximately 80 foreign countries, including markets whose combined sales represent approximately 94% of SELSUN international sales. Abbott will continue to manufacture SELSUN for us for the European, Middle East and certain Latin American markets for an additional period ending July 2005 and will also serve as our distributor for SELSUN in certain other foreign countries.

         As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter, we reperformed the impairment test as prescribed by SFAS 142 and we determined that a revaluation was required for our DEXATRIM product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20.0 million.

RECENT DEVELOPMENTS

         On December 13, 2004, we also entered into a term sheet of settlement with Interstate with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. In addition, under the term sheet of settlement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

RESULTS OF OPERATIONS

         The following table sets forth, for income before change in accounting principle and for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

                                                        YEAR ENDED NOVEMBER 30,
                                                        -----------------------
                                                       2004      2003      2002
                                                       ----      ----      ----
TOTAL REVENUES                                        100.0%    100.0%    100.0%
                                                      -----     -----     -----
COSTS AND EXPENSES:
  Cost of sales                                        28.3      28.4      28.1
  Advertising and promotion                            29.0      30.2      30.6
  Selling, general and administrative                  17.1      17.5      18.0
  Impairment of indefinite-lived intangible assets      7.8       --        --
  Litigation settlement                                 6.1       --        --
                                                      -----     -----     -----
          Total costs and expenses                     88.3      76.1      76.7
                                                      -----     -----     -----
INCOME FROM OPERATIONS                                 11.7      23.9      23.3
                                                      -----     -----     -----
OTHER INCOME (EXPENSE):
  Interest expense                                     (5.9)     (8.8)     (9.5)
  Investment and other income (expense), net            0.1       0.1      (0.1)
  Loss on early extinguishment of debt                 (5.0)      --        --
                                                      -----     -----     -----
          Total other income (expense)                (10.8)     (8.7)     (9.6)
                                                      -----     -----     -----
INCOME BEFORE INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE                                  0.9      15.2      13.7
PROVISION FOR INCOME TAXES                              0.3       5.2       5.2
                                                      -----     -----     -----
INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE            0.6%     10.0%      8.5%
                                                      =====     =====     =====

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the November 30, 2004 consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         As of November 30, 2004, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

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

         In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG and SUN IN lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.2 million. During fiscal 2004, we reduced our estimate of seasonal returns by approximately $0.9 million, which resulted in an increase to net sales in our consolidated financial statements, as compared to approximately $0.3 million and $0.4 million increases in our estimates in fiscal 2003 and 2002, respectively. During fiscal 2004 and 2003, we also reduced our estimate of non-seasonal returns by approximately $0.8 million and $0.7 million, respectively, which resulted in an increase to net sales in our consolidated financial statements, as compared to an approximately $0.7 million increase in our estimate in fiscal 2002.

         We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During fiscal 2004 and 2003, we reduced our estimate of promotional accruals by approximately $1.6 million and $2.3 million, respectively, which resulted in an increase to net sales or a decrease in advertising and promotion expense in our consolidated financial statements, as compared to an increase in our estimate of approximately $4.0 million in fiscal 2002.

INCOME TAXES

         We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We revised our annual estimated income tax rate during fiscal 2004 to 33% as a result of the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem (Canada), a wholly-owned subsidiary.

         Undistributed earnings of Chattem (Canada) amounted to approximately $1.8 million during fiscal 2004. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

         For additional information regarding our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements.

FISCAL 2004 COMPARED TO FISCAL 2003

         To facilitate discussion of our operating results for the years ended November 30, 2004 and 2003, we have included the following selected data from our Consolidated Statements of Income:

                                            FOR THE YEAR ENDED NOVEMBER 30,
                                            -------------------------------
                                                             INCREASE (DECREASE)
                                                             -------------------
                                         2004       2003     AMOUNT   PERCENTAGE
                                         ----       ----     ------   ----------
                                               (DOLLARS IN THOUSANDS)
Domestic net sales                   $ 234,003  $ 209,874  $  24,129     11.5%
International revenues (including
  royalties)                            24,152     23,875        277      1.2
Total revenues                         258,155    233,749     24,406     10.4
Cost of sales                           73,103     66,386      6,717     10.1
Advertising and promotion expense       74,929     70,622      4,307      6.1
Selling, general and administrative
  expense                               44,169     40,803      3,366      8.2
Impairment of indefinite-lived
  intangible assets                     20,000         --     20,000      nm
Litigation settlement charges           15,836         --     15,836      nm
Interest expense                        15,049     20,431     (5,382)   (26.3)
Loss on early extinguishment of debt    12,958         --     12,958      nm
Net income                               1,614     23,371    (21,757)   (93.1)

DOMESTIC NET SALES

         Domestic net sales for fiscal 2004 increased $24.1 million or 11.5% as compared to fiscal 2003. For a description of each brand included in the category, see "Products" in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                             FOR THE YEAR ENDED NOVEMBER 30,
                                             -------------------------------
                                                             INCREASE (DECREASE)
                                                             -------------------
                                        2004       2003      AMOUNT   PERCENTAGE
                                        ----       ----      ------   ----------
                                               (DOLLARS IN THOUSANDS)
Topical analgesics                   $  76,300  $  58,594  $  17,706     30.2%
Medicated skin care products            60,495     56,528      3,967      7.0
Dietary supplements                     33,011     37,420     (4,409)   (11.8)
Medicated dandruff shampoos and
  conditioner                           31,309     28,351      2,958     10.4
Other OTC and toiletry products         32,888     28,981      3,907     13.5
                                     ---------  ---------  ---------
         Total                       $ 234,003  $ 209,874  $  24,129     11.5
                                     =========  =========  =========

         Net sales growth in the topical analgesics category was led by a 57% increase in sales of ICY HOT, which was primarily driven by the continued strength of the ICY HOT Back Patch and the newly introduced ICY HOT Medicated Sleeve. Net sales growth in this category also resulted from 34% and 12% sales increases in CAPZASIN and ASPERCREME, respectively. The overall sales growth in this category was partially offset by a decline in sales of FLEXALL as competition from inside and outside the category increased and media support was curtailed.

         Net sales growth in the medicated skin care products category resulted from a 14% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 46%, 27% and 24% increases from the lotion, foot care and cream lines, respectively, and was partially offset by declines in the first aid portion of the business. The increase in sales from the GOLD BOND lotion line of products was attributable to the successful launch of GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. Sales growth in the medicated skin care products category was also offset by a 15% decrease in PHISODERM sales due to increased competition.

         Net sales for the dietary supplements category declined primarily due to a 47% decrease in DEXATRIM diet pill sales. Sales of DEXATRIM were impacted by the overall decline in the diet pill market resulting in part from negative ephedrine publicity and the impact of low carbohydrate diet products. The decline in net sales of DEXATRIM diet pills was partially offset by sales of the DEXATRIM All in One bar, which was introduced in the first quarter of fiscal 2004. The DEXATRIM All in One bar sales were lower than expected for fiscal 2004, as the category has proved to be more promotional and seasonal than we expected.

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

         Domestic sales variances were principally the result of changes in unit sales volumes with the exception of PAMPRIN, PREMSYN PMS, PHISODERM, FLEXALL, ASPERCREME, CAPZASIN and SPORTSCREME, for which we implemented a unit sales price increase.

INTERNATIONAL REVENUES

         For fiscal 2004, international revenues increased $0.3 million or 1.2% as compared to fiscal 2003 due principally to increases in SELSUN sales in Canada, Europe and Latin America and favorable foreign currency translation. International sales variances were principally the result of changes in unit sales volumes.

COST OF SALES

         Cost of sales as a percentage of total revenues was 28.3% for fiscal 2004 as compared to 28.4% for fiscal 2003. Cost of sales in fiscal 2004 increased $6.7 million due primarily to sales of the DEXATRIM All in One bar, the ICY HOT Back Patch and the ICY HOT Medicated Sleeve, all of which have lower profit margins than most of our other products.

ADVERTISING AND PROMOTION EXPENSE

         Advertising and promotion expenses in fiscal 2004 increased $4.3 million or 6.1% as compared to fiscal 2003 and were 29.0% of total revenues for 2004 compared to 30.2% for the comparable period of fiscal 2003. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for ICY HOT, PAMPRIN, DEXATRIM All in One bar, SELSUN BLUE and the GOLD BOND lotion and foot care lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses increased $3.4 million or 8.2% as compared to fiscal 2003. Selling, general and administrative expenses were 17.1% and 17.5% of total revenues for fiscal 2004 and 2003, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to the increase in fuel costs. The increase in general and administrative expenses was largely a result of increased incentive compensation and new product development expenses as well as expenses related to compliance with the Sarbanes-Oxley Act of 2002.

IMPAIRMENT OF INDEFINITE-LIVED INTANGIBLE ASSETS

         As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter, we reperformed the impairment test as prescribed by SFAS 142 and we determined that a revaluation was required for our DEXATRIM product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20.0 million.

LITIGATION SETTLEMENT CHARGES

         Litigation settlement charges were $15.8 million in fiscal 2004. This expense was attributable to legal, administrative and estimated settlement costs related to our DEXATRIM litigation.

INTEREST EXPENSE

         Interest expense decreased $5.4 million or 26.3% in fiscal 2004 as compared to fiscal 2003. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

         During fiscal 2004, we retired $204.5 million principal amount of our 8.875% senior subordinated notes and the remaining outstanding balance of our $60.0 million senior secured credit facility, which resulted in a loss on early extinguishment of debt of $13.0 million.

FISCAL 2003 COMPARED TO FISCAL 2002

         To facilitate discussion of our operating results for the years ended November 30, 2003 and 2002, we have included the following selected data from our Consolidated Statements of Income:

                                             FOR THE YEAR ENDED NOVEMBER 30,
                                             -------------------------------
                                                             INCREASE (DECREASE)
                                                             -------------------
                                        2003       2002      AMOUNT   PERCENTAGE
                                        ----       ----      ------   ----------
                                               (DOLLARS IN THOUSANDS)
Domestic net sales                   $ 209,874  $ 202,074  $   7,800      3.9%
International revenues (including
  royalties)                            23,875     21,042      2,833     13.5
Total revenues                         233,749    223,116     10,633      4.8
Cost of sales                           66,386     62,757      3,629      5.8
Advertising and promotion expense       70,622     68,259      2,363      3.5
Selling, general and administrative
  expense                               40,803     40,212        591      1.5
Interest expense                        20,431     21,292       (861)    (4.0)
Investment and other income
  (expense), net                           124       (114)       238    208.8
Income before change in accounting
  principle                             23,371     18,900      4,471     23.7
Cumulative effect of change in
  accounting principle                     --       8,877     (8,877)      nm
Net income                              23,371     10,023     13,348    133.2

DOMESTIC NET SALES

         Domestic net sales for fiscal 2003 increased $7.8 million or 3.9% as compared to fiscal 2002. For a description of each brand included in the category, see "Products" in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                            FOR THE YEAR ENDED NOVEMBER 30,
                                            -------------------------------
                                                             INCREASE (DECREASE)
                                                             -------------------
                                      2003       2002       AMOUNT    PERCENTAGE
                                      ----       ----       ------    ----------
                                              (DOLLARS IN THOUSANDS)
Topical analgesics                 $  58,594  $  61,219   $  (2,625)     (4.3)%
Medicated skin care products          56,528     51,355       5,173      10.1
Dietary supplements                   37,420     41,968      (4,548)    (10.8)
Medicated dandruff shampoos           28,351     15,076      13,275      88.1
Other OTC and toiletry products       28,981     32,456      (3,475)    (10.7)
                                   ---------  ---------   ----------
         Total                     $ 209,874  $ 202,074   $   7,800       3.9
                                   =========  =========   ==========

         With the exception of ICY HOT, sales declines were recorded for our topical analgesic portfolio (ICY HOT, FLEXALL, ASPERCREME, SPORTSCREME, CAPZASIN, and ARTHRITIS HOT) as competition from inside and outside the category increased. Sales of ICY HOT grew principally due to the introduction of the ICY HOT Back Patch.

         Net sales growth in the medicated skin care products category was led by an increase of approximately 17% in the GOLD BOND franchise. GOLD BOND sales growth was attributable to the successful launch of two new first aid items and the Antifungal Foot Swab in the first quarter and GOLD BOND ULTIMATE Healing Skin Therapy Lotion in the third quarter of fiscal 2003. In addition, GOLD BOND sales growth came from the lotion and foot care lines. The increase was partially offset by a decrease of approximately 7% in PHISODERM net sales compared to the prior year when the brand was relaunched and the PHISODERM CLEAR CONFIDENCE Acne Body Wash, PHISODERM CLEAR CONFIDENCE Acne Facial Mask and PHISODERM CLEAR CONFIDENCE Acne Clear Swab products were initially shipped to retailers.

         Net sales for the dietary supplement category declined primarily due to a 28.2% drop in DEXATRIM sales from fiscal 2002. Sales of DEXATRIM were impacted by the overall decline in the diet pill market driven by negative ephedrine publicity. The decline in net sales of DEXATRIM was partially offset by increased sales of GARLIQUE and NEW PHASE. The increase in net sales of GARLIQUE and NEW PHASE was primarily attributable to effective media campaigns and in the case of NEW PHASE increased distribution.

         Domestic net sales of SELSUN BLUE medicated dandruff shampoo, which was acquired in March 2002, continued to benefit from a strong advertising campaign and increased retail distribution.

         The decrease in net sales of other OTC products was due primarily to sales declines of PAMPRIN and PREMSYN PMS, as a result of intense competition.

         Domestic sales variances were principally the result of changes in unit sales volumes with the exception of NEW PHASE, which experienced a unit sales price increase.

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

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of fiscal 2002, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires us to perform certain fair-value-based tests of the carrying value of our indefinite-lived intangible assets upon adoption and thereafter at least annually and to discontinue amortization of our indefinite-lived intangible assets. Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of these assets as of December 1, 2001 and recorded a write-down of $8.9 million, net of income tax benefit of $5.4 million, as a cumulative effect of change in accounting principle and discontinued the amortization of our indefinite-lived intangible assets. The write-down was primarily related to our SUNSOURCE product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree our DEXATRIM product line, which discontinued the marketing of one of its products in November 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically funded our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

         Cash of $44.7 million and $31.5 million was provided by operations in fiscal 2004 and 2003, respectively. Cash flows from operating activities in fiscal 2004 were impacted by an increase in the tax benefit realized from stock option exercises as compared to the corresponding period of fiscal 2003 and an increase in accounts payable and accrued liabilities offset by an increase in accounts receivable and inventories and a decrease in deferred income taxes. The increase in accounts payable and accrued liabilities related primarily to legal, administrative and settlement costs associated with our Dexatrim litigation. The increase in accounts receivable related primarily to an increase in sales, an increase in international receivables and a decrease in the allowance for returns. The increase in inventories reflects the building of inventory to support new product launches in the first quarter of fiscal 2005. In addition, a loss on early extinguishment of debt of $13.0 million and an impairment charge of $20.0 million related to our DEXATRIM product line were recorded during fiscal 2004.

         Investing activities used cash of $5.5 million and $4.4 million in fiscal 2004 and 2003, respectively. The increase in usage of cash was primarily due to reduced spending on capital expenditures, an increase in the cash surrender value of our executive life insurance policies and the change in the funding status of our pension plan from a liability as of November 30, 2003 to an asset as of November 30, 2004. In fiscal 2003, capital expenditures related primarily to equipment and facility modifications to produce SELSUN BLUE domestically and construction of our new product development building.

         Financing activities used cash of $26.2 million and $16.1 million in fiscal 2004 and 2003, respectively. The increase in cash used in financing activities in the current period was attributable to a net repayment of long-term debt of $12.3 million, an increase in debt issuance costs and debt retirement costs of $13.6 million related to the refinancing transactions, a payment of $1.4 million for a premium on the interest rate cap agreement and $5.0 million used to repurchase shares offset by proceeds from the exercise of stock options of $6.1 million.

         As of November 30, 2004, our total debt consisted of our Floating Rate Notes of $75.0 million and 7.0% Subordinated Notes of $125.0 million. As of November 30, 2004 and February 7, 2005, we had no borrowings outstanding under our Revolving Credit Facility with available borrowings up to $50.0 million. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0% (5.50% as of November 30, 2004). The applicable percentages are calculated based on our leverage ratio. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.78% as of November 30, 2004). On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1.4 million premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $0.1 million is included in prepaid expenses and other current assets, and the long-term portion of $0.8 million is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of November 30, 2004, and a charge of $0.3 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010.

         In January 2004, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $20.0 million. During fiscal 2004, we repurchased 190,700 shares for $5.0 million. The remaining availability under the board authorization was $15.0 million as of November 30, 2004. In January 2005, the board of directors increased the total authorization to repurchase our common stock under the buyback program to $30.0 million. We are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indentures pursuant to which the Floating Rate Notes and 7.0% Subordinated Notes were issued.

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


CONTRACTUAL OBLIGATIONS

         The following data summarizes our contractual obligations as of November 30, 2004. We had no commercial obligations as of November 30, 2004:

                                                   PAYMENTS DUE BY
                                                   ---------------
CONTRACTUAL OBLIGATIONS:      TOTAL   WITHIN 1 YEAR   2-3 YEARS    4-5 YEARS   AFTER 5 YEARS
-----------------------       -----   -------------   ---------    ---------   -------------
                                                (DOLLARS IN THOUSANDS)
  Long-term debt           $ 200,000    $      --     $      --    $      --     $ 200,000
  Operating leases             2,203          516           716          405           566
  Purchase commitments         1,688        1,394           294           --            --
                           ---------    ---------     ---------    ---------     ---------
  Total                    $ 203,891    $   1,910     $   1,010    $     405     $ 200,566
                           =========    =========     =========    =========     =========

         Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

FOREIGN OPERATIONS

         Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom ("U.K.") subsidiaries. As of November 1, 2004, our European business is conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For fiscal 2004 and 2003, these subsidiaries accounted for 7% and 8% of total revenues, respectively, and 4% and 3% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 80 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product where appropriate and bill us in U.S. dollars. Beginning April 1, 2004, we were billed in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains of $0.2 million for each year ended November 30, 2004 and 2003, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). We adopted SFAS 143 on December 1, 2002. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have an impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to include gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The application of SFAS 145 resulted in the classification of the loss on early extinguishment of debt of $13.0 million in fiscal 2004 as a component of income before income tax and change in accounting principle.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes EITF Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The application of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at November 30, 2004 and 2003, except as disclosed in
Note 14, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN
45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

         In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

         In November 2004, the EITF reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report

Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for our interim periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

         We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management's current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to, the lack of availability, limits of coverage and expense related to product liability insurance, the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims, including claims relating to the prior existence of ephedrine in DEXATRIM products or arising from the FDA's rule banning the sale of dietary supplements containing ephedrine; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of insurance coverage; the possible effect of the negative public perception resulting from product liability claims on sales of DEXATRIM products without PPA or ephedrine; the impact of brand acquisitions and divestitures; the impact of gains or losses resulting from product acquisitions or divestitures; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to sell and market SELSUN internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.

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

         Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of November 30, 2004 was $75.0 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.78% as of November 30, 2004). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2004, no amounts had been borrowed under the Revolving Credit

Facility, and the variable rate on the Revolving Credit Facility was 5.50%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of November 30, 2004, and a charge of $0.3 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $0.5 million, net of tax.

         We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Consolidated Statements of Income. Abbott has continued to supply a portion of our international product where appropriate and bill us in U.S. dollars. Beginning April 1, 2004, we were billed in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.0 million as of November 30, 2004.

         This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
CHATTEM, INC.

We have audited the accompanying consolidated balance sheets of Chattem, Inc. and subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chattem, Inc. and subsidiaries at November 30, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Notes 2 and 4 to the consolidated financial statements, effective December 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chattem Inc.'s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2005, expressed an unqualified opinion thereon.


                                                         /s/ ERNST & YOUNG LLP


Chattanooga, Tennessee
January 31, 2005

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2004 AND 2003
(IN THOUSANDS)


ASSETS                                                      2004         2003
                                                          --------     --------

CURRENT ASSETS:
  Cash and cash equivalents                               $ 40,193     $ 26,931
  Accounts receivable, less allowances of $1,682
    in 2004 and $3,594 in 2003                              32,098       25,478
  Inventories                                               21,690       17,559
  Refundable income taxes                                    4,702        4,431
  Deferred income taxes                                      4,308        3,441
  Prepaid expenses and other current assets                  3,683        3,376
                                                          --------     --------
      Total current assets                                 106,674       81,216
                                                          --------     --------

PROPERTY, PLANT AND EQUIPMENT, NET                          28,765       28,722
                                                          --------     --------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased
    product rights, net                                    225,560      245,847
  Debt issuance costs, net                                   5,174        5,504
  Other                                                      5,551        2,096
                                                          --------     --------
      Total other noncurrent assets                        236,285      253,447
                                                          --------     --------

         TOTAL ASSETS                                     $371,724     $363,385
                                                          ========     ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2004 AND 2003
(IN THOUSANDS)


LIABILITIES AND SHAREHOLDERS' EQUITY                        2004         2003
                                                          --------     --------

CURRENT LIABILITIES:
  Current maturities of long-term debt                    $    --      $  7,750
  Accounts payable and other                                13,341       10,924
  Accrued liabilities                                       23,763       15,979
                                                          --------     --------
      Total current liabilities                             37,104       34,653
                                                          --------     --------

LONG-TERM DEBT, less current maturities                    200,000      204,676
                                                          --------     --------

DEFERRED INCOME TAXES                                       25,732       26,796
                                                          --------     --------

OTHER NONCURRENT LIABILITIES                                 1,776        1,689
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES  (Note 13)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value,
  authorized 1,000, none issued                                --           --
  Common shares, without par value, authorized
   50,000, issued 19,882 in 2004
   and 19,161 in 2003                                       85,949       77,815
  Retained earnings                                         23,888       22,274
                                                          --------     --------
                                                           109,837      100,089
  Unamortized value of restricted common shares issued      (2,386)      (2,058)
  Cumulative other comprehensive income, net of taxes:
    Interest rate cap adjustment                              (316)         --
    Foreign currency translation adjustment                    (23)        (820)
    Minimum pension liability adjustment                       --        (1,640)
                                                          --------     --------
      Total shareholders' equity                           107,112       95,571
                                                          --------     --------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $371,724     $363,385
                                                          ========     ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               2004           2003           2002
                                                            ---------      ---------      ---------
TOTAL REVENUES:
  Net sales                                                 $ 257,534      $ 232,527      $ 220,789
  Royalties                                                       621          1,222          2,327
                                                            ---------      ---------      ---------
    Total revenues                                            258,155        233,749        223,116
                                                            ---------      ---------      ---------

COSTS AND EXPENSES:
  Cost of sales                                                73,103         66,386         62,757
  Advertising and promotion                                    74,929         70,622         68,259
  Selling, general and administrative                          44,169         40,803         40,212
  Impairment of indefinite-lived intangible assets             20,000           --             --
  Litigation settlement                                        15,836           --             --
                                                            ---------      ---------      ---------
    Total costs and expenses                                  228,037        177,811        171,228
                                                            ---------      ---------      ---------

INCOME FROM OPERATIONS                                         30,118         55,938         51,888
                                                            ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                            (15,049)       (20,431)       (21,292)
  Investment and other income (expense), net                      298            124           (114)
  Loss on early extinguishment of debt                        (12,958)          --             --
                                                            ---------      ---------      ---------
    Total other income (expense)                              (27,709)       (20,307)       (21,406)
                                                            ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE                                          2,409         35,631         30,482

PROVISION FOR INCOME TAXES                                        795         12,260         11,582
                                                            ---------      ---------      ---------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                    1,614         23,371         18,900

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT                           --             --           (8,877)
                                                            ---------      ---------      ---------

NET INCOME                                                  $   1,614      $  23,371      $  10,023
                                                            =========      =========      =========

 NUMBER OF COMMON SHARES:
    Weighted average outstanding, basic                        19,379         18,925         18,607
                                                            =========      =========      =========
    Weighted average and potential dilutive outstanding        20,225         19,632         19,344
                                                            =========      =========      =========

 NET INCOME PER COMMON SHARE:
  Basic:
    Income before change in accounting principle            $     .08      $    1.23      $    1.02
    Change in accounting principle                               --             --             (.48)
                                                            ---------      ---------      ---------
      Total basic                                           $     .08      $    1.23      $     .54
                                                            =========      =========      =========
  Diluted:
    Income before change in accounting principle            $     .08      $    1.19      $     .98
    Change in accounting principle                               --             --             (.46)
                                                            ---------      ---------      ---------
      Total diluted                                         $     .08      $    1.19      $     .52
                                                            =========      =========      =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Unamortized
                                                                           Value of                             Minimum
                                                                          Restricted               Foreign      Pension
                                                               Retained     Common     Interest    Currency    Liability
                                                    Common     Earnings     Shares     Rate Cap  Translation  Adjustment,
                                                    Shares     (Deficit)    Issued    Adjustment  Adjustment      Net       Total
                                                    ------     ---------    ------    ----------  ----------      ---       -----
Balance, November 30, 2001:                        $ 67,828    $(11,120)   $   (859)   $    --     $ (2,231)   $ (1,000)   $ 52,618
  Comprehensive income:                                 --          --          --          --          --          --          --
    Net income                                          --       10,023         --          --          --          --       10,023
    Foreign currency translation adjustment             --          --          --          --          472         --          472
    Minimum pension liability adjustment                --          --          --          --          --        1,000       1,000
                                                                                                                           --------
      Total comprehensive income                        --          --          --          --          --          --       11,495
                                                                                                                           --------
  Compensation on unexercised stock options             175         --          --          --          --          --          175
  Stock options exercised                             7,345         --          --          --          --          --        7,345
  Tax benefit realized from stock option plans        4,453         --          --          --          --          --        4,453
  Stock repurchases                                  (1,650)        --          --          --          --          --       (1,650)
  Issuance of 3.8 common shares for
    non-employee directors' compensation                 36         --          --          --          --          --           36
 Issuance of 50 shares of restricted common
   stock at a value of $22.515 per share              1,126         --       (1,126)        --          --          --          --
  Amortization of value of restricted
    common shares issued                                --          --          272         --          --          --          272
                                                   --------    --------    --------    --------    --------    --------    --------
Balance, November 30, 2002                           79,313      (1,097)     (1,713)        --       (1,759)        --       74,744

  Comprehensive income (loss):
    Net income                                          --       23,371         --          --          --          --       23,371
    Foreign currency translation adjustment             --          --          --          --          939         --          939
    Minimum pension liability adjustment                --          --          --          --          --       (1,640)     (1,640)
                                                                                                                           --------
      Total comprehensive income                        --          --          --          --          --          --       22,670
                                                                                                                           --------
  Stock options exercised                             1,555         --          --          --          --          --        1,555
  Tax benefit realized from stock option plans        1,259         --          --          --          --          --        1,259
  Stock repurchases                                  (5,351)        --          --          --          --          --       (5,351)
  Issuance of 2.1 common shares for non-employee
    directors' compensation                              39         --          --          --          --          --           39
 Issuance of 69 shares of restricted common
   stock at a value of $14.50 per share               1,000         --       (1,000)        --          --          --          --
  Amortization of value of restricted common
    shares issued                                       --          --          655         --          --          --          655
                                                   --------    --------    --------    --------    --------    --------    --------
Balance, November 30, 2003                           77,815      22,274      (2,058)        --         (820)     (1,640)     95,571
  Comprehensive income (loss):
    Net income                                          --        1,614         --          --          --          --        1,614
    Interest rate cap adjustment                        --          --          --         (316)        --          --         (316)
    Foreign currency translation adjustment             --          --          --          --          797         --          797
    Minimum pension liability adjustment                --          --          --          --          --        1,640        1,640
                                                                                                                           --------
      Total comprehensive income                        --          --          --          --          --          --        3,735
                                                                                                                           --------
  Stock options exercised                             6,148         --          --          --          --          --        6,148
  Tax benefit realized from stock option plans        5,568         --          --          --          --          --        5,568
  Stock repurchases                                  (5,034)        --          --          --          --          --       (5,034)
  Issuance of 2.8 common shares for non-employee
    directors' compensation                              53         --          --          --          --          --           53
 Issuance of 70 shares of restricted common
   stock at a value of $19.98 per share               1,399         --       (1,399)        --          --          --          --
  Amortization of value of restricted common
    shares issued                                       --          --        1,071         --          --          --        1,071
                                                   --------    --------    --------    --------    --------    --------    --------
Balance, November 30, 2004                         $ 85,949    $ 23,888    $ (2,386)   $   (316)   $    (23)   $    --     $107,112
                                                   ========    ========    ========    ========    ========    ========    ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             2004           2003           2002
                                                                          ---------      ---------      ---------
OPERATING ACTIVITIES:
  Net income                                                              $   1,614      $  23,371      $  10,023
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                             6,131          6,584          5,816
    Deferred income taxes                                                    (1,931)         6,627          8,165
    Loss on early extinguishment of debt                                     12,958           --             --
    Impairment of indefinite-lived assets                                    20,000           --             --
    Cumulative effect of change in accounting principle, net                   --             --            8,877
    Tax benefit realized from stock option exercises                          5,568          1,259          4,453
    Stock option expense                                                       --             --              175
    Other, net                                                                 (249)           (66)           269
    Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                                    (6,620)           195         (4,813)
      Inventories                                                            (4,131)         1,210         (4,509)
      Refundable income taxes                                                  (271)          (389)        (1,644)
      Prepaid expenses and other current assets                                (200)          (617)           764
      Accounts payable and accrued liabilities                               11,841         (6,723)         7,732
                                                                          ---------      ---------      ---------
        Net cash provided by operating activities                            44,710         31,451         35,308
                                                                          ---------      ---------      ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (3,239)        (5,527)        (3,785)
  Purchases of patents, trademarks and other product rights                      (7)          (400)       (75,040)
  (Increase) decrease in other assets                                        (2,245)         1,479           (657)
                                                                          ---------      ---------      ---------
         Net cash used in investing activities                               (5,491)        (4,448)       (79,482)
                                                                          ---------      ---------      ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                              (212,288)       (12,250)       (25,000)
  Proceeds from long-term debt                                              200,000           --           45,000
  Proceeds from borrowings under revolving credit facility                   25,000           --             --
  Repayments of revolving credit facility                                   (25,000)          --             --
  Repurchase of common shares                                                (5,034)        (5,351)        (1,650)
  Proceeds from exercise of stock options                                     6,148          1,555          7,346
  Increase in debt issuance costs                                            (5,743)           (25)        (1,146)
  Debt retirement costs                                                      (7,861)          --             --
  Premium on interest rate cap agreement                                     (1,375)          --             --
                                                                          ---------      ---------      ---------
        Net cash (used in) provided by financing activities                 (26,153)       (16,071)        24,550
                                                                          ---------      ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    196             75            103
                                                                          ---------      ---------      ---------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year                                           13,262         11,007        (19,521)
  At beginning of year                                                       26,931         15,924         35,445
                                                                          ---------      ---------      ---------
  At end of year                                                          $  40,193      $  26,931      $  15,924
                                                                          =========      =========      =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Additions to trademarks and other product rights by
    assumption of certain liabilities                                     $    --        $    --        $   1,178
  Issuance of 70 shares of restricted common stock at
    a value of $19.98 per share in 2004, 69 shares at
    a value of $14.50 per share in 2003 and 50 shares at
    a value of $22.515 per share in 2002                                  $   1,399      $   1,000      $   1,126

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

(1) NATURE OF OPERATIONS
------------------------

         Chattem, Inc. and its wholly-owned subsidiaries ("we", "us", "our" or "Chattem") market and manufacture branded over-the-counter ("OTC") health care products. The products are sold primarily through mass merchandisers, independent and chain drug stores, drug wholesalers and food stores in the United States ("U.S.") and in various markets in approximately 80 countries throughout the world.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

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

         INVENTORIES

         Inventory costs include materials, labor and factory overhead. Inventories in the U.S. are valued at the lower of last-in, first-out ("LIFO") cost or market while international inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for 2004, 2003 and 2002 was $3,302, $3,493 and $3,061, respectively.

         PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

         The costs of acquired patents and other purchased product rights are capitalized and amortized over their respective useful lives, generally 5 years. Prior to the adoption of SFAS 142 (see below), trademarks were amortized over 40 years.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142, which were adopted by us on December 1, 2001, require us to discontinue the amortization of the cost of intangible assets with indefinite lives and also require certain fair-value-based tests of the carrying value of indefinite-lived intangible assets upon adoption and thereafter at least annually.

         Under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", we evaluate whether events and circumstances have occurred that indicate the remaining useful life of finite-lived assets might warrant revision or that the remaining balance may not be recoverable. When factors indicated that finite-lived assets should have been evaluated for possible impairment, we used an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether the carrying values of finite-lived assets were recoverable.

         DEBT ISSUANCE COSTS

         We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and amortized over the term of the related debt. Amortization expense related to debt issuance costs was $843, $1,501 and $1,251 in 2004, 2003 and 2002, respectively. Accumulated amortization of these costs was $569 and $5,741 at November 30, 2004 and 2003, respectively. Due to our refinancing transactions (described in Note 5) in 2004,tender premiums and related fees of $7,861 were paid and net debt issuance costs of $5,097 were written off and charged to loss on early extinguishment of debt in the Consolidated Statements of Income. In addition, new debt issuance costs of $5,743 were capitalized. Due to prepayments on the Credit Facility (as defined in Note 5) in 2003 and 2002, net debt issuance costs of $145 and $489, respectively, were written off and charged to interest expense included in the Consolidated Statements of Income.

         PRODUCT DEVELOPMENT

         Product development costs relate primarily to the development of new products and are expensed as incurred. Such expenses were $3,051, $2,696 and $2,126 in 2004, 2003 and 2002, respectively.

         ADVERTISING EXPENSES

         The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Advertising expense for 2004, 2003 and 2002 was $54,263, $50,462 and $48,953, respectively.
At November 30, 2004 and 2003, we reported $1,168 and $1,334, respectively, of advertising paid for in 2004 and 2003, which will run or did run in the next fiscal year. These amounts are included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

         FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of our Canadian, United Kingdom ("U.K.") and Irish subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and (losses) which result from foreign currency transactions amounted to $194, $220 and $(69) for the years ended November 30, 2004, 2003 and 2002, respectively, and are included in the Consolidated Statements of Income.

         USE OF ESTIMATES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the consolidated financial statements for the years ended November 30, 2004, 2003 and 2002:

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS

         As of November 30, 2004, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

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

         In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG and SUN IN lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $150. During fiscal 2004, we reduced our estimate of seasonal returns by approximately $934, which resulted in an increase to net sales in our consolidated financial statements, as compared to approximately $323 and $446 increases in our estimates in fiscal 2003 and 2002, respectively. During fiscal 2004 and 2003, we also reduced our estimate of non-seasonal returns by approximately $765 and $692, respectively, which resulted in an increase to net sales in our consolidated financial statements, as compared to an approximately $720 increase in our estimate in fiscal 2002.

         We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During fiscal 2004 and 2003, we reduced our estimate of promotional accruals by approximately $1,642 and $2,251, respectively, which resulted in an increase to net sales or a decrease in advertising and promotion expense in our consolidated financial statements, as compared to an increase in our estimate of approximately $3,995 in fiscal 2002.

                   INCOME TAXES

         We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We revised our annual estimated income tax rate during fiscal 2004 to 33% as a result of the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem (Canada), a wholly-owned subsidiary.

         Undistributed earnings of Chattem (Canada) amounted to approximately $1,788 during fiscal 2004. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

         DERIVATIVE FINANCIAL INSTRUMENTS

         We entered into an interest rate cap agreement effective June 1, 2004 as a means of managing our interest rate exposure and not for trading purposes. The agreement has the effect of converting a portion of our variable rate obligations to fixed rate obligations (see Note 5).

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments. Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, we perform ongoing credit evaluations of our customers' financial position but generally require no collateral from our customers. Our largest customer accounted for 34%, 34% and 28% of consolidated sales in 2004, 2003 and 2002, respectively. No other customer exceeded 10% of our consolidated sales during the period. Boots, a U.K. retailer, accounts for more than 10% of our international sales. Our ten largest customers represented approximately 68% of total revenues during fiscal 2004.

         OTHER CONCENTRATIONS

         We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our PAMPRIN and PREMSYN PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Net sales of PAMPRIN AND PREMSYN PMS products in fiscal 2004 represented approximately 4% of our consolidated total revenues in that year. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in SELSUN BLUE. As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

         SHIPPING AND HANDLING COSTS

         Shipping and handling costs of $7,482, $6,310 and $5,868 for the years ended November 30, 2004, 2003 and 2002, respectively, are included in selling expenses in our Consolidated Statements of Income.

         STOCK-BASED COMPENSATION

         We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and follow the disclosure option of SFAS 123, as amended by SFAS 148 (see below).

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

         For SFAS 123 purposes, as amended by SFAS 148, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002: expected dividend yield of 0%, expected volatility of 58%, 60% and 64%, respectively, risk-free interest rates of 4.35%, 4.33% and 4.22%, respectively, and expected lives of approximately five years in 2004 and six years in 2003 and 2002, respectively.

         Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for the years ended November 30, 2004, 2003 and 2002 as indicated below:

                                                 2004        2003        2002
                                               --------    --------    --------
         Net income (loss):

           As reported                          $ 1,614    $ 23,371    $ 10,023
           Recognized stock-based
            compensation costs, net                 --          --          109
           Fair value method compensation
            costs, net                           (4,465)     (2,879)     (1,808)
                                               --------    --------    --------
           Pro forma                           $ (2,851)   $ 20,492    $  8,324
                                               ========    ========    ========

         Net income (loss) per share, basic:

           As reported                         $    .08    $   1.23    $    .54
           Pro forma                           $   (.15)   $   1.08    $    .45

         Net income (loss) per share, diluted:

           As reported                         $    .08    $   1.19    $    .52
           Pro forma                           $   (.15)   $   1.04    $    .43

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We adopted SFAS 145 on December 1, 2002. SFAS 145 requires us to include gains and losses on extinguishments of debt as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". We are also required to reclassify any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented. SFAS 145 also provides accounting standards for certain lease modifications that have economic effects similar to sale-leaseback transactions and various other technical corrections. The application of SFAS 145 resulted in the classification of the loss on early extinguishment of debt of $12,958 in fiscal 2004 as a component of income before income taxes and change in accounting principle.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). We adopted SFAS 146 on January 1, 2003. SFAS 146 supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The application of SFAS 146 did not have a material impact on our financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 supercedes Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," and provides guidance on the recognition and disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and are to be applied prospectively. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. We had no instruments or guarantees that required additional or enhanced disclosure under FIN 45 at November 30, 2004 and 2003, except as disclosed in
Note 14, and no guarantees issued or modified after December 31, 2002 that required recognition and measurement in accordance with the provisions of FIN
45. The adoption of FIN 45 did not have an impact on our financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS 148 also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We implemented the interim disclosure provision in our first fiscal quarter of 2003. The adoption of SFAS 148 did not have an impact on our financial position, results of operations or cash flows.

         In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

         In November 2004, the EITF reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement is effective for our interim periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS 123R to determine its impact on our future financial statements.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

(3)  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

     COMPUTATION OF EARNINGS PER SHARE

     The following table presents the computation of per share earnings for the years ended November 30, 2004, 2003 and 2002, respectively:

                                                                      For the year ended November 30,
                                                               --------------------------------------------
                                                                   2004            2003            2002
                                                               ------------    ------------    ------------
NET INCOME:
  Income before change in accounting principle                 $      1,614    $     23,371    $     18,900
  Change in accounting principle                                         --              --          (8,877)
                                                               ------------    ------------    ------------
      Net income                                               $      1,614    $     23,371    $     10,023
                                                               ============    ============    ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding                                       19,379          18,925          18,607
  Issued upon assumed exercise of outstanding stock options             786             651             644
  Effect of issuance of restricted common shares                         60              56              93
                                                               ------------    ------------    ------------
  Weighted average and potential dilutive outstanding (1)            20,225          19,632          19,344
                                                               ============    ============    ============

NET INCOME PER COMMON SHARE:
  Basic:
    Income before change in accounting principle               $        .08    $       1.23    $       1.02
    Change in accounting principle                                       --              --            (.48)
                                                               ------------    ------------    ------------
      Total basic                                              $        .08    $       1.23    $        .54
                                                               ============    ============    ============
  Diluted:
    Income before change in accounting principle               $        .08    $       1.19    $        .98
    Change in accounting principle                                       --              --            (.46)
                                                               ------------    ------------    ------------
      Total diluted                                            $        .08    $       1.19    $        .52
                                                               ============    ============    ============


(1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 303 shares in 2004, 104 shares in 2003 and 86 shares in 2002.


     STOCK OPTIONS

     We have granted stock options to key employees and non-employee directors under the plans described in Note 2. A summary of the activity of stock options during 2004, 2003 and 2002 is presented below:

                                                         2004                          2003                          2002
                                              -------------------------     -------------------------     -------------------------
                                                              Weighted                      Weighted                      Weighted
                                                Shares         Average        Shares         Average        Shares         Average
                                                Under         Exercise        Under         Exercise        Under         Exercise
                                                Option          Price         Option          Price         Option          Price
                                              ----------     ----------     ----------     ----------     ----------     ----------
Outstanding at beginning of year                   2,444     $     9.72          1,913     $     7.05          2,952     $     5.43
  Granted                                            545          28.33            816          14.58            430          12.74
  Exercised                                         (839)          7.33           (273)          5.70         (1,335)          5.50
  Cancelled                                         (118)         15.22            (12)          4.94           (134)          5.08
                                              ----------                    ----------                    ----------

Outstanding at end of year                         2,032     $    15.38         2,444      $     9.72          1,913     $     7.05
                                              ==========     ==========     ==========     ==========     ==========     ==========

Options exercisable at year-end                      418     $     9.99            579     $     7.15            359     $     6.41
                                              ==========     ==========     ==========     ==========     ==========     ==========

Weighted average fair value of options granted               $    13.86                    $     7.95                    $     7.12
                                                             ==========                    ==========                    ==========

     Compensation expense for stock option grants with exercise prices below the market price at the date of grant is recognized ratably over the vesting period. In 1998, options were granted to purchase 350 shares, which were at market price on the date of approval by the board of directors but at prices below the market price on the date of shareholder approval. Compensation expense recorded for this grant was $0 in 2004 and 2003, respectively, and $175 in 2002.

     A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2004 is presented below:

                                                                                              Weighted Average
                                                         Weighted Average                        Exercise
   Range of          Shares Under     Weighted Average       Remaining          Shares        Price of Shares
Exercise Prices         Option         Exercise Price      Life in Years      Exercisable       Exercisable
---------------      ------------     ----------------   ----------------     -----------     ----------------
$ 2.44 - $ 4.25             28           $      4.08            2.51                25          $      4.14
$ 4.66 - $ 6.54            489                  4.95            6.41               154                 4.97
$ 6.88 - $ 7.81             35                  7.38            5.53                28                 7.26
$ 8.44 - $11.72             62                  8.67            7.26                 3                 8.44
$13.00 - $14.38             31                 13.78            7.16                13                13.47
$14.45 - $15.75            819                 14.51            8.35               180                14.49
$15.86 - $19.53             28                 18.47            6.71                 8                18.13
$20.48 - $26.58             40                 22.93            8.53                 7                20.74
$27.25 - $28.90            500                 28.38            9.41                 0                 0.00
                       -------                                                 -------
  Total                  2,032           $     15.38            7.94               418          $      9.99
                       =======           ===========         =======           =======          ===========


     PREFERRED SHARES

     We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors. At November 30, 2004 and 2003, no shares of any series of preferred stock were issued and outstanding.

     STOCK SPLIT

     On October 29, 2002, our board of directors approved a two-for-one split of our common stock to shareholders of record on November 15, 2002 with a distribution date of November 29, 2002. As a result of the stock split, the number of outstanding shares doubled.

     STOCK BUYBACK

     In January 2003 and 2004, the board of directors increased to $10,000 and $20,000, respectively, the total authorization to repurchase our common stock under the buyback program. Under these authorizations, 360.0 shares at a cost of $5,351 were repurchased in 2003 and 190.7 shares at a cost of $5,034 were repurchased in 2004. The repurchased shares were retired and returned to unissued. As of November 30, 2004, $14,966 was available for share repurchases under the board of directors current authorization; however, we are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility and the indentures pursuant to which the Floating Rate Notes and 7.0% Subordinated Notes were issued. In January 2005, the board of directors increased the total authorization to repurchase our common stock under the buyback program to $30,000.

     SHAREHOLDER RIGHTS PLAN

     On January 26, 2000, our board of directors adopted a Shareholder Rights Plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000. As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock. The rights will expire on February 11, 2010. As of November 30, 2004, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

     RESTRICTED STOCK ISSUANCE

     We issued 70, 69 and 50 restricted shares of common stock to certain employees in fiscal 2004, 2003 and 2002, respectively. The market value of these shares on the dates of issuance was $1,399, $1,000 and $1,126 in 2004, 2003 and 2002, respectively. These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense. Amortization was $1,071, $655 and $272 in 2004, 2003 and 2002, respectively, with the unamortized value of $2,386 and $2,058 being included as a component of shareholders' equity in the November 30, 2004 and 2003 Consolidated Balance Sheets, respectively. The shares issued in 2004 and 2003 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan, while the shares issued in 2002 reduced the number of shares available for issuance under our 2000 Non-Statutory Stock Option Plan.


(4)  PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
--------------------------------------------------------------------------------

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

     As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter, we reperformed the impairment test as prescribed by SFAS 142 and we determined that a revaluation was required for our DEXATRIM product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20,000, which is included in our Consolidated Statement of Income for the year ended November 30, 2004. As of November 30, 2003, we determined that a revaluation thereof was not required. The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $224,797 and $244,790 as of November 30, 2004 and November 30, 2003, respectively.

     The gross carrying amount of intangible assets subject to amortization at both November 30, 2004 and November 30, 2003, which consist primarily of non-compete agreements, was $2,400. The related accumulated amortization of these intangible assets at November 30, 2004 and November 30, 2003, was $1,637 and $1,343, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $294, $340 and $268 for the years ended November 30, 2004, 2003 and 2002, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2005, 2006, 2007, 2008 and 2009 is $290, $290, $123, $40 and $20, respectively.
Royalty expense related to other purchased product rights for 2004, 2003 and 2002 was $107, $128 and $513, respectively. Amortization and royalty expense are included in advertising and promotion expense in the Consolidated Statements of Income.


(5)  LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt consisted of the following as of November 30, 2004 and 2003:

                                                           2004          2003
                                                        ----------    ----------
     Revolving Credit Facility due 2009
        at a variable rate of 5.50% as
        of November 30, 2004                            $       --    $       --
     Term loan payable to banks at variable
        rates of 3.42% and 3.39% as of
        February 26, 2004 (termination date)
        and November 30, 2003, respectively                     --         7,750
     8.875% Senior Subordinated Notes, plus
        unamortized premium of $138 for 2003                    --       204,676
     Floating Rate Senior Notes due 2010 at
        a variable rate of 4.78% as of
        November 30, 2004                                   75,000            --
     7.0% Senior Subordinated Notes due 2014               125,000            --
                                                        ----------    ----------
     Total long-term debt                                  200,000       212,426
     Less:  current maturities                                  --         7,750
                                                        ----------    ----------
     Total long-term debt, net of current maturities    $  200,000    $  204,676
                                                        ==========    ==========

     On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2004, no amounts have been borrowed under the Revolving Credit Facility, and the variable rate was 5.50%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On February 7, 2005, we had no borrowings outstanding under our Revolving Credit Facility.

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

     The completion of our refinancing of the Credit Facility and purchase of approximately $174,530 of our 8.875% Subordinated Notes that were tendered on February 26, 2004 resulted in a loss on early extinguishment of debt of $11,309 in the first quarter of fiscal 2004. In the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of $1,649 related to the redemption of the remaining $30,008 of our 8.875% Subordinated Notes.

     Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

     The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (4.78% as of November 30, 2004). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $107 is included in prepaid expenses and other current assets, and the long-term portion of $775 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of November 30, 2004, and a charge of $316, net of tax, was recorded to other comprehensive income. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%. At any time prior to March 1, 2005, we may redeem up to 35.0% of the aggregate principal amount of the Floating Rate Notes (including any additional Floating Rate Notes) at a redemption price of 100.0% of the principal amount thereof, plus a premium equal to the interest rate per annum on the Floating Rate Notes applicable on the date on which notice of the redemption is given, together with accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more qualified equity offerings; provided, that
(i) at least 65.0% of the aggregate principal amount of Floating Rate Notes remains outstanding immediately after the occurrence of each redemption (excluding Floating Rate Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

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

     The future maturities of long-term debt outstanding as of November 30, 2004 are as follows:

     2005                           $       --
     2006                                   --
     2007                                   --
     2008                                   --
     2009                                   --
     Thereafter                        200,000
                                    ----------
                                    $  200,000
                                    ==========

      Cash interest payments during 2004, 2003 and 2002 were $14,092, $19,043 and $19,317.


(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Unless otherwise indicated elsewhere in the Notes to the Consolidated Financial Statements, the carrying value of our financial instruments approximates fair value.

     At November 30, 2004, the estimated fair value of the Floating Rate Notes exceeded their carrying value by approximately $1,570. The carrying value of the 7.0% Subordinated Notes exceeded their estimated fair market value by approximately $288. The fair value was estimated based on quoted market prices for the same or similar issues.


(7)  INCOME TAXES
--------------------------------------------------------------------------------

     The provision for income taxes from income before change in accounting principle includes the following components for the years ending November 30, 2004, 2003 and 2002:

                                       2004           2003           2002
                                    ----------     ----------     ----------
     Current:
       Federal                      $    3,008     $    4,044     $    7,948
       State                                14            667            909
     Deferred                           (2,227)         7,549          2,725
                                    ----------     ----------     ----------
                                    $      795     $   12,260     $   11,582
                                    ==========     ==========     ==========

     As of November 30, 2004, we had a foreign tax credit of $1,501, which will expire over ten years primarily in fiscal 2006 through 2013, and a state net operating loss carryforwards of $15,667, which will begin to expire in 2022 through 2024 if unused. In 2004, 2003 and 2002 income tax benefits of $5,568, $1,259 and $4,453, respectively, attributable to employee stock option transactions were allocated to shareholders' equity.

     Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2004 and 2003, are as follows:

                                                          2004          2003
                                                       ----------    ----------
     Deferred tax assets:
          Allowances and accruals                      $    3,695    $      496
          Inventory reserve                                   121           224
          Accrued promotional expenses                        442         1,033
          Allowance for product returns                       181           489
          State net operating loss carryforwards              610           610
          Accrued postretirement health care benefits         639           608
          Other                                             1,909         2,709
                                                       ----------    ----------
            Gross deferred tax assets                       7,597         5,559
            Valuation allowance                              (610)         (610)
                                                       ----------    ----------
              Net deferred tax assets                       6,987         6,377
                                                       ----------    ----------
     Deferred tax liabilities:
          Depreciation and amortization                    26,325        25,833
          Prepaid advertising                                 421           478
          Inventory                                           181           181
          Other                                             1,484         2,422
                                                       ----------    ----------
            Gross deferred tax liabilities                 28,411        28,914
                                                       ----------    ----------
              Net deferred liability                   $   21,424    $   23,355
                                                       ==========    ==========


     The deferred provision for income taxes excludes the tax effect of the interest rate cap adjustment of $178, the foreign currency translation adjustment of $448 and the minimum pension liability adjustment of $922, all of which are included in the Consolidated Statement of Shareholders' Equity.

     We have recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of state net operating losses. We evaluate quarterly the realizability of our deferred assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

     The difference between the provision for income taxes and the amount computed by multiplying income before income taxes and change in accounting principle by the United States statutory rate for the years ended November 30, 2004, 2003 and 2002 is summarized as follows:

                                          2004           2003           2002
                                       ----------     ----------     ----------
     Expected federal tax provision $ 843 $ 12,471 $ 10,669 State income taxes, net of
       federal income tax benefit              29            433            591
     Foreign permanently reinvested          (643)            --             --
     Other, net                               566           (644)           322
                                       ----------     ----------     ----------
                                       $      795     $   12,260     $   11,582
                                       ==========     ==========     ==========


     Undistributed earnings of Chattem (Canada), a wholly-owned subsidiary, during fiscal 2004 amounted to approximately $1,788. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

     Income taxes paid in 2004, 2003 and 2002 were $323, $4,345 and $4,137, respectively. We received income tax refunds of $2,554, $434 and $1,044 during 2004, 2003 and 2002, respectively.

(8)  SUPPLEMENTAL FINANCIAL INFORMATION
--------------------------------------------------------------------------------

     Inventories consisted of the following at November 30, 2004 and 2003:

                                                      2004           2003
                                                   ----------     ----------
     Raw materials and work in process             $   10,728     $    9,740
     Finished goods                                    12,395          9,507
     Excess of current cost over LIFO value            (1,433)        (1,688)
                                                   ----------     ----------
        Total inventories                          $   21,690     $   17,559
                                                   ==========     ==========


     International inventories included above are valued on a lower of FIFO cost or market and were $1,989 and $2,848 at November 30, 2004 and 2003, respectively.

     Property, plant and equipment consisted of the following at November 30, 2004 and 2003:
                                                      2004           2003
                                                   ----------     ----------
     Land                                          $      886     $      886
     Buildings and improvements                         8,557          8,005
     Machinery and equipment                           50,421         49,610
     Construction in progress                           2,944            946
                                                   ----------     ----------
        Total property, plant and equipment            62,808         59,447
     Less - accumulated depreciation                  (34,043)       (30,725)
                                                   ----------     ----------
        Property, plant and equipment, net         $   28,765     $   28,722
                                                   ==========     ==========


     Accrued liabilities consisted of the following at November 30, 2004 and
2003:
                                                      2004           2003
                                                   ----------     ----------
     Interest                                      $    3,152     $    3,115
     Salaries, wages and commissions                    4,886          3,604
     Product advertising and promotion                  3,750          5,348
     Litigation settlements and legal fees             10,046          1,254
     Pension                                               --          1,040
     Other                                              1,929          1,618
                                                   ----------     ----------
        Total accrued liabilities                  $   23,763     $   15,979
                                                   ==========     ==========


(9)  ACQUISITION OF SELSUN BLUE
--------------------------------------------------------------------------------

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

     The following unaudited consolidated pro forma information assumes the acquisition of SELSUN BLUE had occurred at the beginning of the periods presented:

     PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

                                                             For the Year Ended
                                                              November 30, 2002
                                                              -----------------
     Total revenues                                             $    233,847
     Income before change in accounting principle                     19,441
     Net income                                                       10,564

     Earnings per share - basic:
        Income before change in accounting principle                    1.04
        Net income                                                       .57

     Earnings per share - diluted:
        Income before change in accounting principle                    1.00
        Net income                                                       .55


(10) RETIREMENT PLANS
--------------------------------------------------------------------------------

     We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at November 30, 2004 and 2003 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000. In 2004, a curtailment loss of $88 resulted from benefits paid exceeding interest costs.

     Net periodic pension cost for the years ended November 30, 2004, 2003 and 2002 comprised the following components:

                                       2004           2003           2002
                                    ----------     ----------     ----------
     Service cost                   $       --     $       --     $       --
     Interest cost on projected
        benefit obligation                 609            606            564
     Actual return on plan assets       (2,626)          (629)        (1,700)
     Net amortization and deferral       2,038           (142)         1,120
     Curtailment loss                       88             --             --
                                    ----------     ----------     ----------
     Net pension cost (benefit)     $      109     $     (165)    $      (16)
                                    ==========     ==========     ==========


     The change in the projected benefit obligation resulted from the following components for the years ended November 30, 2004 and 2003:

                                       2004           2003
                                    ----------     ----------
     Projected benefit obligation,
        beginning of year           $   10,236     $    9,054
     Interest cost                         609            606
     Actuarial loss                        830          1,182
     Benefits paid                        (802)          (606)
     Settlements                           125             --
                                    ----------     ----------
     Projected benefit obligation,
        end of year                 $   10,998     $   10,236
                                    ==========     ==========


     The change in Plan assets resulted from the following components for the years ended November 30, 2004 and 2003:

                                       2004           2003
                                    ----------     ----------
     Fair value of plan assets,
        beginning of year           $    9,196     $    9,173
     Actual return on plan assets        2,626            629
     Employer contribution                  --             --
     Benefits paid                        (802)          (606)
                                    ----------     ----------
     Fair value of plan assets,
        end of year                 $   11,020     $    9,196
                                    ==========     ==========

     The following table sets forth the funded status of the Plan as of November 30, 2004 and 2003:

                                                      2004           2003
                                                   ----------     ----------
     Plan assets at fair market value              $   11,020     $    9,196
     Projected benefit obligation                      10,998         10,236
                                                   ----------     ----------
     Funded status                                         22         (1,040)
     Unrecognized net loss                              1,391          2,562
                                                   ----------     ----------
     Prepaid pension costs                              1,413          1,522
     Minimum pension liability adjustment -
        other comprehensive income                         --         (2,562)
                                                   ----------     ----------
     Net pension asset (liability) recognized
        in balance sheets at end of year           $    1,413     $   (1,040)
                                                   ==========     ==========


     The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.75% and 6.25% in 2004 and 2003, respectively. The expected long-term rate of return on plan assets was 8% in 2004 and 2003, respectively. The Plan's long-term return on assets is based on the weighted-average of the Plan's invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

     Our existing investment policy of the Plan recognizes that the most significant decision to affect the ability to meet the investment objectives is the asset allocation decision. Therefore, based on the investment objectives and our risk tolerances, the investment policy defines the following asset mix range:

     ASSET CLASS                                   RANGE
     -----------                                   -----
     Corporate & Government Bonds                  40.0 - 70.0%
     Equities                                      40.0 - 70.0%


     In addition, the existing investment policy requires a performance review annually. The weighted-average asset allocations at November 30, 2004 and 2003 by asset class are as follows:

                                                        PLAN ASSETS AT
                                                         NOVEMBER 30,
                                                   -------------------------
     ASSET CLASS                                      2004           2003
     -----------                                   ----------     ----------
     Equity securities                                    70%            61%
     Debt securities                                      26             38
     Money Market                                          4              1
                                                   ----------     ----------
     Total                                               100%           100%
                                                   ==========     ==========


     As of November 30, 2004, we had 70 shares of our common stock in the Plan with a fair value of $2,535.

     Using the Ibbotson data, the estimated weighted-average asset returns would be 8.2% according to investment policy asset mix. The weighted-average asset returns based on current asset mix (assuming equities are all in large cap) are 8.71% for fiscal 2004 and 8.32% for fiscal 2003.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                   ESTIMATED BENEFIT
                                                        PAYMENT
                                                   -----------------
     2005                                           $      546
     2006                                                  392
     2007                                                  504
     2008                                                  672
     2009                                                  622
     2010-2014                                           2,647


     No employer contributions are expected to be required to be paid in fiscal 2005.

     We have a defined contribution plan covering substantially all employees. Eligible participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on the first 6% of compensation contributed by participants. The defined contribution plan expense was $223, $206 and $190 in 2004, 2003 and 2002, respectively. In fiscal 2001, we enhanced our savings investment plan to include an additional 3% employer contribution made on behalf of eligible participants. This additional employer contribution was $698, $672 and $608 in 2004, 2003 and 2002, respectively.


(11) ACCRUED POSTRETIREMENT HEALTH CARE BENEFITS
--------------------------------------------------------------------------------

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

     Net periodic postretirement health care benefits cost for the years ended November 30, 2004, 2003 and 2002 included the following components:

                                       2004           2003           2002
                                    ----------     ----------     ----------
     Service cost                   $       63     $       58     $       50
     Interest cost on accumulated
       postretirement benefit
       obligation                           80             80             72
     Amortization of prior service
       cost                                 15             15             15
     Amortization of net gain              (30)           (31)           (41)
                                    ----------     ----------     ----------
     Net periodic postretirement
       benefits cost                $      128     $      122     $       96
                                    ==========     ==========     ==========


     The change in the accumulated benefit obligation resulted from the following components for the years ended November 30, 2004 and 2003:

                                                      2004           2003
                                                   ----------     ----------
     Accumulated benefit obligation,
       beginning of year                           $    1,316     $    1,106
     Service cost                                          63             58
     Interest cost                                         80             80
     Actuarial loss                                        70            104
     Benefits paid                                        (41)           (32)
                                                   ----------     ----------
     Accumulated benefit obligation,
       end of year                                 $    1,488     $    1,316
                                                   ==========     ==========


     The following table sets forth the funded status of the plan at November 30, 2004 and 2003:

                                                      2004           2003
                                                   ----------     ----------
     Accumulated benefit obligation                $    1,488     $    1,316
     Fair value of plan assets                             --             --
                                                   ----------     ----------
     Funded status                                     (1,488)        (1,316)
     Unrecognized prior service cost                       84            101
     Unrecognized actuarial gain                         (372)          (474)
                                                   ----------     ----------
     Accrued postretirement benefits cost          $   (1,776)    $   (1,689)
                                                   ==========     ==========


     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% and 6.75% at November 30, 2004 and 2003, respectively.

     For measurement purposes in 2004 and 2003, the trend rate was assumed to be 12% decreasing 1% per year to an ultimate level of 5% by 2011. Due to premium caps in place which limit our expense, a 1% increase in the assumed health care cost trend rate would not affect the accumulated postretirement benefit obligation as of November 30, 2004 or the aggregate of the service and interest cost components of the net annual postretirement benefit cost for the year ended November 30, 2004.

     The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid. Benefit payments are shown net of employee contributions:
                                    Estimated
                                     Benefit
                                     Payment
                                    ----------
     2005                           $       71
     2006                                   73
     2007                                   77
     2008                                   88
     2009                                   95
     2010-2014                             516


     Employer contributions expected for fiscal 2005 are approximately $71.


(12) PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION
--------------------------------------------------------------------------------

     We currently operate in only one primary segment - OTC health care. This segment includes topical analgesics, medicated skin care, dietary supplement, medicated dandruff shampoo and other OTC products.

     Geographical segment information is as follows for the years ended November 30, 2004, 2003 and 2002:

                                       2004           2003           2002
                                    ----------     ----------     ----------
     Revenues:
       Domestic                     $  234,003     $  209,874     $  202,074
       International (1)                24,152         23,875         21,042
                                    ----------     ----------     ----------
         Total                      $  258,155     $  233,749     $  223,116
                                    ==========     ==========     ==========

     Long-Lived Assets (2)
       Domestic                     $  254,059     $  274,217     $  272,129
       International                       266            352            316
                                    ----------     ----------     ----------
         Total                      $  254,325     $  274,569     $  272,445
                                    ==========     ==========     ==========


(1) International sales include export sales from United States operations and royalties from international sales of SELSUN. These royalties were $621, $1,222 and $2,327 for the years ended November 30, 2004, 2003 and 2002, respectively.

(2) Consists of book value of property, plant, equipment, trademarks and other product rights.

     Net sales of our domestic product categories within our single healthcare business segment is as follows for the years ended November 30, 2004, 2003 and 2002:

                                       2004           2003           2002
                                    ----------     ----------     ----------
Revenues:
  Topical analgesics                $   76,300     $   58,594     $   61,219
  Medicated skin care products          60,495         56,528         51,355
  Dietary supplements                   33,011         37,420         41,968
  Medicated dandruff shampoos           31,309         28,351         15,076
  Other OTC and toiletry products       32,888         28,981         32,456
                                    ----------     ----------     ----------
    Total                           $  234,003     $  209,874     $  202,074
                                    ==========     ==========     ==========


(13) COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

     GENERAL LITIGATION

     We were named as a defendant in a number of lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine ("PPA"), which was an active ingredient in most of our DEXATRIM products until November 2000. The lawsuits filed in federal court were transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein (IN RE PHENYLPROPANOLAMINE ("PPA") PRODUCTS LIABILITY LITIGATION, MDL NO. 1407). The remaining lawsuits were filed in state court in a number of different states.

     On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims, both federal and state. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. We have reached a preliminary agreement with one of these parties pursuant to which that party's appeal will be dismissed.

     The DEXATRIM PPA settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits. We have settled two of the opt out claims. In addition, we have learned that two of the remaining opt out claims have injury dates prior to December 21, 1998, for which we will seek indemnification from The DELACO Company ("DELACO"), successor to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998.

     In accordance with the terms of the class action settlement agreement, $60,885 has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak has agreed to contribute $10,000 into the settlement trust. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. As described below, we have entered into a term sheet of settlement with Interstate Fire & Casualty Company ("Interstate") with regard to its $25,000 of coverage in excess of the insurance funds available in the settlement trust. We currently expect to use our cash on hand and proceeds of the Interstate policy to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust and outside of our available insurance coverage from Interstate, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

     We are also named as a defendant in approximately 206 lawsuits relating to DEXATRIM containing PPA which involve alleged injuries by DEXATRIM products containing PPA manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by DELACO. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. However, DELACO is seeking to resolve all DEXATRIM cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO's product liability insurance carriers and other sources are expected to fund this plan. As part of DELACO's bankruptcy plan, if finally approved, we expect the bankruptcy court to release us from liability in DEXATRIM cases with injury dates prior to December 21, 1998, although there can be no assurances in this regard.

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

     Our product liability insurance, as described below, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO's bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states.

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

     We have also entered into a term sheet of settlement with Interstate with regard to Interstate's lawsuit to rescind its $25,000 of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the term sheet of settlement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78,500 has been paid toward covered claims. Once the $78,500 threshold is met, Interstate will pay 100% of the next $4,000 of claims covered by its policy; 75% of the next $8,500 of such claims; and 50% of the last $12,500 of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001,or the claim was first made against us after May 31, 2004. In addition, under the term sheet of settlement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

     During the first nine months of fiscal 2004, we incurred settlement, legal and administrative costs and expenses associated with the DEXATRIM litigation totaling $4,491. Prior to the fourth quarter, we were unable to reasonably estimate the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to estimate the probable loss related to the DEXATRIM litigation. Based on the estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11,345 in the fourth quarter of fiscal 2004 of which $9,519 is included in accrued liabilities in our November 30, 2004 Consolidated Balance Sheet. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation.

     We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. For the current policy period, we are self-insured for product liability insurance for all of our other products, including DEXATRIM products containing ephedrine, for $10,000 through our captive insurance subsidiary, of which approximately $5,388 is funded as of February 7, 2005. We also have $40,000 of excess coverage through third party insurers.

     As of November 30, 2004, we were named as a defendant in four lawsuits alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. In addition, three individuals who allege injury caused by DEXATRIM containing ephedrine filed opt out notices in the PPA class action settlement. In December 2004 and January 2005, we reached a preliminary settlement with respect to two of the four pending lawsuits and the three opt out claims. Upon finalization of the settlement agreements, the two settled lawsuits will be dismissed. Each of these settlements will be funded by insurance coverage provided by our captive insurance subsidiary.

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

     We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court. These plaintiffs have not refiled this lawsuit as of February 7, 2005.

     We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiffs' individual claim and each member of the proposed class does not exceed $75. We filed an answer on June 28, 2004 and intend to defend vigorously the lawsuit.

     We have been named as a defendant in a putative class action suit filed in the SUPERIOR COURT of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorney fees against us under the California Business and Professions code, arising out of alleged deceptive, untrue or misleading advertising and breech of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain DEXATRIM Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased DEXATRIM Natural in California during the four year period prior to the filing of the lawsuit up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with individual claim and each member of the proposed class in the action does not exceed $75. We intend to defend vigorously the lawsuit.

     Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters, employment law issues and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon assessments from counsel, all such other pending matters are without merit or are of such kind or involve such other amounts as would not have a material adverse effect on our financial position, results of operations or cash flows if disposed of unfavorably.

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

     On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products shortly. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine.

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

     Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the ICY HOT Sleeve, a flexible, non-occlusive fabric patch with menthol levels consistent with the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research ("CDER"), we believe that the monograph is unlikely to become final and take effect before mid-2006 and perhaps thereafter. If neither action described above is successful and the final monograph excludes such products, we will have to file an NDA in order to continue to market the ICY HOT Patch, ICY HOT Sleeve or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted.

     We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either PAMPRIN or PREMSYN PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription drugs that contain the ingredient acetaminophen, an ingredient also found in PAMPRIN and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. There can be no assurance as to what action, if any, the FDA may take with respect to acetaminophen.

     Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state's list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a "no significant risk" level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state's list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our BULLFROG Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titanium dioxide presents "no significant risk" to consumers.

     LEASES

     The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2004 are as follows:

     2005                           $      516
     2006                                  415
     2007                                  301
     2008                                  239
     2009                                  166
     Thereafter                            566
                                    ----------
                                    $    2,203
                                    ==========


     Rental expense was $1,960, $1,676 and $1,394 for 2004, 2003 and 2002,
respectively.

     We have entered into a supply agreement for the supply of selenium sulfide, the active ingredient in SELSUN BLUE, which will expire in November 2005 with an automatic renewal for successive one year terms unless written termination notice is given six months prior to the end of the term or any renewal term by either party. In addition, we have also entered into a supply agreement for the supply of SELSUN BLUE bottles with a minimum quantity to be purchased over the life of the agreement, which will expire on August 31, 2006. As of November 30, 2004, our remaining purchase commitment obligations based on the last price paid are approximately $1,394 and $294 for our 2005 and 2006 fiscal years, respectively.



(14) CONSOLIDATING FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of November 30, 2004 arose in conjunction with Chattem's issuance of the Revolving Credit Facility, the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 5). The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2004 is $200,000.

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2004
(In thousands)

                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $     28,344    $      1,967    $      9,882    $         --    $     40,193
  Accounts receivable, less allowances of $1,682             26,727           8,733           5,376          (8,738)         32,098
  Interest receivable                                            --             619              --            (619)             --
  Inventories                                                16,681           3,020           1,989              --          21,690
  Refundable income taxes                                     4,702              --              --              --           4,702
  Deferred income taxes                                       4,308              --              --              --           4,308
  Prepaid expenses and other current assets                   3,489              --             194              --           3,683
                                                       ------------    ------------    ------------    ------------    ------------
    Total current assets                                     84,251          14,339          17,441          (9,357)        106,674
                                                       ------------    ------------    ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                           27,724             775             266              --          28,765
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
    rights, net                                                 763         287,087              --         (62,290)        225,560
  Debt issuance costs, net                                    5,174              --              --              --           5,174
  Investment in subsidiaries                                249,999          33,000          68,477        (351,476)             --
  Note receivable                                                --          33,000              --         (33,000)             --
  Other                                                       4,681              --             870              --           5,551
                                                       ------------    ------------    ------------    ------------    ------------
    Total other noncurrent assets                           260,617         353,087          69,347        (446,766)        236,285
                                                       ------------    ------------    ------------    ------------    ------------
    TOTAL ASSETS                                       $    372,592    $    368,201    $     87,054    $   (456,123)   $    371,724
                                                       ============    ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $         --    $         --    $         --    $         --    $         --
  Accounts payable and other                                 11,398              --           1,943              --          13,341
  Accrued liabilities                                        27,435           1,107           4,578          (9,357)         23,763
                                                       ------------    ------------    ------------    ------------    ------------
    Total current liabilities                                38,833           1,107           6,521          (9,357)         37,104
                                                       ------------    ------------    ------------    ------------    ------------

LONG-TERM DEBT, less current maturities                     200,000              --          33,000         (33,000)        200,000
                                                       ------------    ------------    ------------    ------------    ------------

DEFERRED INCOME TAXES                                          (511)         26,243              --              --          25,732
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT LIABILITIES                                  1,776              --              --              --           1,776
                                                       ------------    ------------    ------------    ------------    ------------

INTERCOMPANY ACCOUNTS                                        25,382         (25,484)            102              --              --
                                                       ------------    ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued                                           --              --              --              --              --
  Common shares, without par value, authorized
    50,000, issued 19,882                                    85,949              --              --              --          85,949
  Share capital of subsidiaries                                  --         329,705          41,100        (370,805)             --
  Retained earnings                                          23,888          36,630           6,115         (42,745)         23,888
                                                       ------------    ------------    ------------    ------------    ------------
     Total                                                  109,837         366,335          47,215        (413,550)        109,837
                                                       ------------    ------------    ------------    ------------    ------------
  Unamortized value of restricted common shares issued       (2,386)             --              --              --          (2,386)
  Cumulative other comprehensive income, net of taxes:
    Interest rate cap adjustment                               (316)             --              --              --            (316)
    Foreign currency translation adjustment                     (23)             --             216            (216)            (23)
                                                       ------------    ------------    ------------    ------------    ------------
    Total shareholders' equity                              107,112         366,335          47,431        (413,766)        107,112
                                                       ------------    ------------    ------------    ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    372,592    $    368,201    $     87,054    $   (456,123)   $    371,724
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING BALANCE SHEETS

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
                                                       ============    ============   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $      7,750    $         --   $         --    $         --    $      7,750
  Accounts payable and other                                  9,804              --          1,120              --          10,924
  Accrued liabilities                                        21,417             628          2,190          (8,256)         15,979
                                                       ------------    ------------   ------------    ------------    ------------
    Total current liabilities                                38,971             628          3,310          (8,256)         34,653
                                                       ------------    ------------   ------------    ------------    ------------

LONG-TERM DEBT, less current maturities                     204,676              --             --              --         204,676
                                                       ------------    ------------   ------------    ------------    ------------

DEFERRED INCOME TAXES                                            56          26,788            (48)             --          26,796
                                                       ------------    ------------   ------------    ------------    ------------

OTHER NONCURRENT LIABILITIES                                  1,689              --             --              --           1,689
                                                       ------------    ------------   ------------    ------------    ------------

INTERCOMPANY ACCOUNTS                                        (3,926)          3,469            457              --              --
                                                       ------------    ------------   ------------    ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
    1,000, none issued                                           --              --             --              --              --
  Common shares, without par value, authorized
    50,000, issued 19,161                                    77,815              --             --              --          77,815
  Share capital of subsidiaries                                  --         263,704          6,504        (270,208)             --
  Retained earnings                                          22,274          24,359          3,998         (28,357)         22,274
                                                       ------------    ------------   ------------    ------------    ------------
    Total                                                   100,089         288,063         10,502        (298,565)        100,089
                                                       ------------    ------------   ------------    ------------    ------------
  Unamortized value of restricted common shares issued       (2,058)             --             --              --          (2,058)
  Cumulative other comprehensive income, net of taxes:
    Foreign currency translation adjustment                    (820)             --           (347)            347            (820)
    Minimum pension liability adjustment                     (1,640)             --             --              --          (1,640)
                                                       ------------    ------------   ------------    ------------    ------------
    Total shareholders' equity                               95,571         288,063         10,155        (298,218)         95,571
                                                       ------------    ------------   ------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    337,037    $    318,948   $     13,874    $   (306,474)   $    363,385
                                                       ============    ============   ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

TOTAL REVENUES                                         $    209,002    $     71,140    $     17,863    $    (39,850)   $    258,155
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                              57,848           9,843           7,749          (2,337)         73,103
  Advertising and promotion                                  56,904          13,593           4,432              --          74,929
  Selling, general and administrative                        42,889             456             824              --          44,169
  Impairment of indefinite-lived intangible assets               --          20,000              --              --          20,000
  Litigation settlement                                      13,405              --           2,431              --          15,836
  Equity in subsidiary income                               (13,507)             --              --          13,507              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total costs and expenses                                157,539          43,892          15,436          11,170         228,037
                                                       ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                       51,463          27,248           2,427         (51,020)         30,118
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (15,049)             --          (2,480)          2,480         (15,049)
  Investment and other income, net                              158           2,483           2,012          (4,355)            298
  Loss on early extinguishment of debt                      (12,958)             --              --              --         (12,958)
  Royalties                                                 (31,985)         (5,527)             --          37,512              --
  Corporate allocations                                       3,204          (3,088)           (116)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total other income (expense)                            (56,630)         (6,132)           (584)         35,637         (27,709)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                            (5,167)         21,116           1,843         (15,383)          2,409

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (6,781)          6,968             608              --             795
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME                                             $      1,614    $     14,148    $      1,235    $    (15,383)   $      1,614
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2003
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

TOTAL REVENUES                                         $    177,155    $     72,293    $     17,952    $    (33,651)   $    233,749
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                              49,106           9,810           7,470              --          66,386
  Advertising and promotion                                  54,652          10,497           5,473              --          70,622
  Selling, general and administrative                        39,258             254           1,291              --          40,803
  Equity in subsidiary income                               (29,980)             --              --          29,980              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total costs and expenses                                113,036          20,561          14,234          29,980         177,811
                                                       ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                       64,119          51,732           3,718         (63,631)         55,938
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (20,431)             --              --              --         (20,431)
  Investment and other income, net                               44               3              77              --             124
  Royalties                                                 (27,331)         (5,952)           (368)         33,651              --
  Corporate allocations                                       3,735          (3,535)           (200)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total other income (expense)                            (43,983)         (9,484)           (491)         33,651         (20,307)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                   20,136          42,248           3,227         (29,980)         35,631

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (3,235)         14,765             730              --          12,260
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME                                             $     23,371    $     27,483    $      2,497    $    (29,980)   $     23,371
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2002
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

TOTAL REVENUES                                         $    174,344    $     63,024    $     18,115    $    (32,367)   $    223,116
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                              48,964           6,821           6,972              --          62,757
  Advertising and promotion                                  53,543           9,141           5,575              --          68,259
  Selling, general and administrative                        36,793             268           3,151              --          40,212
  Equity in subsidiary income                               (19,017)             --              --          19,017              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total costs and expenses                                120,283          16,230          15,698          19,017         171,228
                                                       ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                       54,061          46,794           2,417         (51,384)         51,888
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (21,292)             --              --              --         (21,292)
  Investment and other income, net                             (230)             66              50              --            (114)
  Royalties                                                 (27,635)         (4,409)           (323)         32,367              --
  Insurance premiums                                           (578)             --             578              --              --
  Corporate allocations                                       2,776          (2,678)            (98)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total other income (expense)                            (46,959)         (7,021)            207          32,367         (21,406)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND CHANGE IN
  ACCOUNTING PRINCIPLE                                        7,102          39,773           2,624         (19,017)         30,482

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (2,921)         13,724             779              --          11,582
                                                       ------------    ------------    ------------    ------------    ------------

INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE                 10,023          26,049           1,845         (19,017)         18,900

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAX BENEFIT                           --          (8,877)             --              --          (8,877)
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME                                             $     10,023    $     17,172    $      1,845    $    (19,017)   $     10,023
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING ACTIVITIES:
  Net income                                           $      1,614    $     14,148    $      1,235    $    (15,383)   $      1,614
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             6,089              --              42              --           6,131
    Deferred income tax provision                            (1,434)           (545)             48              --          (1,931)
    Loss on early extinguishment of debt                     12,958              --              --              --          12,958
    Impairment of indefinite-lived assets                        --          20,000              --              --          20,000
    Tax benefit realized from stock option plans              5,568              --              --              --           5,568
    Other, net                                                  (53)             --            (196)             --            (249)
    Equity in subsidiary income                             (15,383)             --              --          15,383              --
    Changes in operating assets and liabilities:
      Accounts receivable                                    (4,998)         (1,644)         (1,627)          1,649          (6,620)
      Interest receivable                                        --            (619)             --             619              --
      Inventories                                            (4,011)           (980)            860              --          (4,131)
      Refundable income taxes                                  (288)             --              17              --            (271)
      Prepaid expenses and other current assets               1,019              --             (52)         (1,167)           (200)
      Accounts payable and accrued liabilities                9,250             479           3,213          (1,101)         11,841
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash provided by operating activities            10,331          30,839           3,540              --          44,710
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (3,390)             --             151              --          (3,239)
  Purchase of patents, trademarks and other product
    rights                                                       --              (7)             --              --              (7)
  Increase in note receivable                                    --         (33,000)             --          33,000              --
  Decrease in other assets, net                              (2,345)             --             100              --          (2,245)
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash (used in) provided by investing
          activities                                         (5,735)        (33,007)            251          33,000          (5,491)
                                                       ------------    ------------    ------------    ------------    ------------


FINANCING ACTIVITIES:
  Repayment of long-term debt                              (212,288)             --              --              --        (212,288)
  Proceeds from long-term debt                              200,000              --              --              --         200,000
  Proceeds from borrowing under revolver                     25,000              --              --              --          25,000
  Payments under revolver                                   (25,000)             --              --              --         (25,000)
  Repurchase of common shares                                (5,034)             --              --              --          (5,034)
  Proceeds from exercise of stock options                     6,148              --              --              --           6,148
  Increase in debt issuance costs                            (5,743)             --              --              --          (5,743)
  Debt retirement costs                                      (7,861)             --              --              --          (7,861)
  Premium on interest rate cap agreement                     (1,375)             --              --              --          (1,375)
  Changes in intercompany accounts                           31,199           4,046         (35,245)             --              --
  Dividends paid                                                 --          (1,875)          1,875              --              --
  Intercompany debts proceeds (payments)                         --              --          33,000         (33,000)             --
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing
          activities                                          5,046           2,171            (370)        (33,000)        (26,153)
                                                       ------------    ------------    ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    --              --             196              --             196
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
  Increase for the year                                       9,642               3           3,617              --          13,262
  At beginning of year                                       18,702           1,964           6,265              --          26,931
                                                       ------------    ------------    ------------    ------------    ------------
  At end of year                                       $     28,344    $      1,967    $      9,882    $         --    $     40,193
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2003
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING ACTIVITIES:
  Net income                                           $     23,371    $     27,483    $      2,497    $    (29,980)   $     23,371
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                             6,427              --             157              --           6,584
    Deferred income tax provision                             1,650           4,979              (2)             --           6,627
    Tax benefit realized from stock option plans              1,259              --              --              --           1,259
    Other, net                                                  (72)             --               6              --             (66)
    Equity in subsidiary income                             (29,980)             --              --          29,980              --
    Changes in operating assets and liabilities:
      Accounts receivable                                      (144)         (4,792)            339           4,792             195
      Inventories                                                64           1,099              47              --           1,210
      Refundable income taxes                                  (509)             --             120              --            (389)
      Prepaid expenses and other current assets              (1,777)             --              (7)          1,167            (617)
      Accounts payable and accrued liabilities               (1,898)            302             832          (5,959)         (6,723)
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash (used in) provided by operating
          activities                                         (1,609)         29,071           3,989              --          31,451
                                                       ------------    ------------    ------------    ------------    ------------


INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (5,359)             --            (168)             --          (5,527)
  Purchase of patents, trademarks and other product
    rights                                                       --            (400)             --              --            (400)
  Decrease in other assets, net                               1,055              --             424              --           1,479
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash (used in) provided by investing
          activities                                         (4,304)           (400)            256              --          (4,448)
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                               (12,250)             --              --              --         (12,250)
  Repurchase of common shares                                (5,351)             --              --              --          (5,351)
  Proceeds from exercise of stock options                     1,555              --              --              --           1,555
  Increase in debt issuance costs                               (25)             --              --              --             (25)
  Changes in intercompany accounts                          215,675        (215,481)           (194)             --              --
  Recapitalization of affiliate loan                       (200,636)        200,636              --              --              --
  Redemption of preferred stock of affiliate                  1,142              --          (1,142)             --              --
  Dividends paid                                             13,000         (13,000)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash provided by (used in) financing
          activities                                         13,110         (27,845)         (1,336)             --         (16,071)
                                                       ------------    ------------    ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    --              --              75              --              75
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
  Increase for the year                                       7,197             826           2,984              --          11,007
  At beginning of year                                       11,505           1,138           3,281              --          15,924
                                                       ------------    ------------    ------------    ------------    ------------
  At end of year                                       $     18,702    $      1,964    $      6,265    $         --    $     26,931
                                                       ============    ============    ============    ============    ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 14
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2002
(In thousands)


                                                                        GUARANTOR     NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------

OPERATING ACTIVITIES:
  Net income                                           $     10,023    $     17,172    $      1,845    $    (19,017)   $     10,023
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                             5,685              --             131              --           5,816
    Deferred income tax provision                             1,150           6,959              56              --           8,165
    Provision for income taxes                               (6,672)          6,672              --              --              --
    Cumulative effect of change in accounting
      principle, net                                             --           8,877              --              --           8,877
    Tax benefit realized from stock option plan               4,453              --              --              --           4,453
    Stock option expense                                        175              --              --              --             175
    Other, net                                                  269              --              --              --             269
    Equity in subsidiary income                             (19,017)             --              --          19,017              --
    Changes in operating assets and liabilities:
      Accounts receivable                                    (4,100)             --            (713)             --          (4,813)
      Inventories                                              (470)         (3,139)           (900)             --          (4,509)
      Refundable income taxes                                (1,644)             --              --              --          (1,644)
      Prepaid expenses and other current assets                 694              --              70              --             764
      Accounts payable and accrued liabilities                7,244              --             488              --           7,732
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash (used in) provided by operating
          activities                                         (2,210)         36,541             977              --          35,308
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (2,981)           (775)            (29)             --          (3,785)
  Purchase of patents, trademarks and other product
    rights                                                   (1,250)        (73,790)             --              --         (75,040)
  Investment in subsidiary companies                          1,012              --          (1,012)             --              --
  (Increase) decrease in other assets, net                     (658)             --               1              --            (657)
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash used in investing activities                (3,877)        (74,565)         (1,040)             --         (79,482)
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                               (25,000)             --              --              --         (25,000)
  Proceeds from long-term debt                               45,000              --              --              --          45,000
  Repurchase of common shares                                (1,650)             --              --              --          (1,650)
  Proceeds from exercise of stock options                     7,346              --              --              --           7,346
  Increase in debt issuance costs                            (1,146)             --              --              --          (1,146)
  Changes in intercompany accounts                          (33,337)         33,159             178              --              --
  Dividends paid                                              5,850          (4,000)         (1,850)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
        Net cash  provided by (used in) financing
          activities                                         (2,937)         29,159          (1,672)             --          24,550
                                                       ------------    ------------    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                  (119)             --             222              --             103
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
  Decrease for the year                                      (9,143)         (8,865)         (1,513)             --         (19,521)
  At beginning of year                                       20,648          10,003           4,794              --          35,445
                                                       ------------    ------------    ------------    ------------    ------------
  At end of year                                       $     11,505    $      1,138    $      3,281    $         --    $     15,924
                                                       ============    ============    ============    ============    ============

(15) QUARTERLY INFORMATION (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
     -------------------------------------------------------------------
     AMOUNTS)
     --------

                                                                                   QUARTER ENDED
                                                              ------------------------------------------------------
                                                     TOTAL    FEBRUARY 28/29     MAY 31      AUGUST 31   NOVEMBER 30
                                                  ----------  --------------    --------     ---------   -----------
FISCAL 2004:
     Total revenues                               $  258,155        61,237        70,092        66,135        60,691
     Gross profit                                 $  185,052        44,285        49,536        47,000        44,231
     Net Income (loss)                            $    1,614          (712)        7,247         8,734       (13,655)
     Net income (loss) per share, diluted (1)     $      .08          (.04)          .36           .43          (.67)



FISCAL 2003:
     Total revenues                               $  233,749        58,425        63,633        59,182        52,509
     Gross profit                                 $  167,363        40,734        45,920        43,187        37,522
     Net Income                                   $   23,371         4,589         7,521         6,837         4,424
     Net income per share, diluted (1)            $     1.19           .23           .38           .34           .23





     (1) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

     During the fourth quarter of fiscal 2004, litigation settlement charges and impairment charges related to our DEXATRIM product line of $11,345 and $20,000, respectively, were recorded.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
CHATTEM, INC.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Chattem, Inc. maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chattem, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Chattem, Inc. maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chattem, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chattem, Inc. and subsidiaries and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2004, of Chattem, Inc. and our report dated January 31, 2005, expressed an unqualified opinion thereon.



                                                       /s/ Ernst & Young LLP

Chattanooga, Tennessee
January 31, 2005

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            None


ITEM 9A.    CONTROLS AND PROCEDURES
-----------------------------------

            DISCLOSURE CONTROLS AND PROCEDURES

            Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of November 30, 2004 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.


            MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

            o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

            o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

            o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

            Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of November 30, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

            Based on our assessment, management believes that, as of November 30, 2004, the Company's internal control over financial reporting is effective based on those criteria.

            The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears on page 81.

ITEM 9B.    OTHER INFORMATION
-----------------------------

None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------

            (a)  Directors
                 ---------

            The information found in our 2005 Proxy Statement under the heading "Information about Nominees and Continuing Directors" is hereby incorporated by reference.

            (b)  Executive Officers
                 ------------------

            The following table lists the names of the executive officers and other key employees of the Company as of February 7, 2005, their ages, their positions and offices with the Company and the year in which they were first elected or appointed to these positions:


          NAME                 AGE     POSITION WITH REGISTRANT                           FIRST ELECTED
--------------------------     ---     ----------------------------                       -------------
Zan Guerry                     56      Chairman of the Board and                              1990
                                       Chief Executive Officer; Director

A. Alexander Taylor II         51      President and Chief Operating Officer;                 1998
                                       Director

Andrea M. Crouch               46      Vice-President - Brand Management                      1995

Ron Galante                    61      Vice-President - New Business Development              1996

Richard W. Kornhauser          50      Vice-President - Brand Management                      2000

Richard D. Moss                47      Vice-President and Chief Financial Officer             2002

B. Derrill Pitts               62      Vice-President - Operations                            1984

Donald K. Riker, Ph.D.         59      Vice-President - Research and Development              2001
                                       and Chief Scientific Officer

Charles M. Stafford            54      Vice-President - Sales                                 1994

Theodore K. Whitfield, Jr.     40      Vice-President, General Counsel and Secretary          2004


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

     A. ALEXANDER TAYLOR II. Mr. Taylor became our president and chief operating officer in January 1998. Prior to joining us, he was a partner with the law firm of Miller & Martin LLP, from 1983 to 1998. Mr. Taylor became one of our directors in 1993. He is also a director of The Krystal Company, a restaurant company, and Constar International Inc., a packaging company.

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

     THEODORE K. WHITFIELD, JR. Mr. Whitfield became our Vice President, General Counsel and Secretary in June 2004. Prior to joining us, Mr. Whitfield was a member with the law firm of Miller & Martin PLLC, from 1999 to 2004.

     (c)    Compliance with Section 16 (a) of the Exchange Act
            --------------------------------------------------

     The information found in our 2005 Proxy Statement under the heading "Section 16 (a) Beneficial Reporting Compliance" is hereby incorporated by reference.

     (d)    Audit Committee; Audit Committee Financial Expert
            -------------------------------------------------

     The information found in our 2005 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading "Audit Committee Report - IDENTIFICATION OF MEMBERS AND FUNCTIONS OF COMMITTEE" is hereby incorporated by reference.

     (e)    Principal Executive and Financial Officer Code of Ethics
            --------------------------------------------------------

     We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this code of business conduct and ethics is posted on the Company's website. In the event waivers are granted under the code of business conduct and ethics, such waivers will be posted on our website for one year from the date the waiver is granted.

ITEM 11.    EXECUTIVE COMPENSATION
----------------------------------

            The information found in our 2005 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

            The information found in our 2005 Proxy Statement under the headings "Executive Compensation and Other Information - Equity Compensation Plan Information" and "Ownership of Common Stock" is hereby incorporated by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

            The information found in our 2005 Proxy Statement under the heading "Executive Compensation and Other Information" is hereby incorporated by reference.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

            The information found in our 2005 Proxy Statement under the headings "Audit Committee Pre-Approval of Services by the Independent Auditor" and "Audit and Non-Audit Fees" is hereby incorporated by reference.




                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

     (a)  1.   Consolidated Financial Statements

     The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

     Financial Statements of Chattem, Inc. and Subsidiaries

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of November 30, 2004 and 2003
     Consolidated Statements of Income for the Years Ended November 30, 2004,
        2003 and 2002
     Consolidated Statements of Shareholders' Equity for the Years Ended
        November 30, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the Years Ended November 30,
        2004, 2003 and 2002
     Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

          3. The following documents are filed or incorporated by reference as exhibits to this report:

               EXHIBIT
               NUMBER                     DESCRIPTION OF EXHIBIT                    REFERENCES
               ------                     ----------------------                    ----------
                 3.1          Restated Charter of Chattem, Inc., as amended             (9)

                 3.2          Amended and Restated By-Laws of Chattem, Inc.             (1)

                 4.1          Rights Agreement dated January 27, 2000 between
                              Chattem, Inc. and SunTrust Bank, Atlanta, N.A.            (2)

                 4.2          Indenture dated as of February 26, 2004 among
                              Chattem, Inc., its domestic subsidiaries and
                              SouthTrust Bank, as trustee, relating to the
                              Floating Rate Senior Notes due 2010.                      (3)

                 4.3          Indenture dated as of February 26, 2004 among
                              Chattem, Inc., its domestic subsidiaries and
                              SouthTrust Bank, as trustee, relating to the 7%
                              Senior Subordinated Notes due 2014.                       (3)

                10.1          Lease Agreements, as amended, dated February 1,
                              1996 between Tammy Development Company and
                              Chattem, Inc. for warehouse space at 3100 Williams
                              Street, Chattanooga, Tennessee                        (4) and (5)

                10.2          First Amended and Restated Master Trademark
                              License Agreement between Signal Investment &
                              Management Co. and Chattem, Inc., effective June
                              30, 1992                                                  (6)

                10.3*         Chattem, Inc. Non-Statutory Stock Option Plan-1998        (6)

                10.4          Commercial Lease dated April 1, 1998 between
                              Chattem, Inc., lessee, and Kenco Group, Inc.,
                              lessor, for warehouse space Located at 4309
                              Distribution Avenue, Chattanooga, Tennessee.              (7)

                10.5          Purchase and Sale Agreement dated November 16,
                              1998 by and among Thompson Medical Company, Inc.,
                              Chattem, Inc. and Signal Investment & Management
                              Co. for certain products                                  (8)

                10.6*         Chattem, Inc. Non-Statutory Stock Option Plan-2000        (9)

               EXHIBIT
               NUMBER                     DESCRIPTION OF EXHIBIT                    REFERENCES
               ------                     ----------------------                    ----------
                10.7*         Form of Employment Agreements -
                                  Zan Guerry
                                  A. Alexander Taylor II                                (10)

                10.8*         Form of Amended and Restated Severance Agreements -
                                  Zan Guerry
                                  A. Alexander Taylor II                                (10)

                10.9*         Form of Amended and Restated Non-Competition and
                              Severance Agreements -
                                  Andrea M. Crouch
                                  Ron Galante
                                  Luke J. Lenahan
                                  Richard W. Kornhauser
                                  Richard D. Moss
                                  B. Derrill Pitts
                                  Don K. Riker
                                  Charles M. Stafford                                   (10)

                10.10*        Non-Competition and Severance Agreement dated June
                              1, 2004 by and between Theodore K. Whitfield, Jr .
                              and Chattem, Inc.

                10.11*        Form of Restricted Stock Agreements -
                                  Zan Guerry
                                  A. Alexander Taylor II                                (11)

                10.12         Asset Purchase Agreement dated March 5, 2002 by
                              and between Abbott Laboratories and Chattem, Inc.
                              for the SELSUN BLUE product line                          (12)

                10.13         Credit Agreement dated as of February 26, 2004
                              among Chattem, Inc. its domestic subsidiaries
                              identified lenders and Bank of America, N.A., as
                              Agent.                                                    (3)

                10.14         New Commitment Agreement dated March 9, 2004
                              between Chattem, Inc. and Bank of America, N.A.,
                              as administrative agent                                   (15)

                10.15         Rate Cap Transaction Agreement dated March 8, 2004
                              between Chattem, Inc. and JPMorgan Chase Bank             (15)

                10.16*        Chattem, Inc. Stock Incentive Plan - 2003                 (13)

                10.17         First Amendment to the Second Amended and Restated
                              Master Trademark License Agreement between Signal
                              Investment & Management Co. and Chattem, Inc.
                              effective May 31, 2003                                    (14)

               EXHIBIT
               NUMBER                     DESCRIPTION OF EXHIBIT                    REFERENCES
               ------                     ----------------------                    ----------

                10.18         First Amendment to Master Trademark License
                              Agreement between Signal Investment & Management
                              Co. and SunDex, LLC, effective May 31, 2003               (14)

                10.19         Memorandum of Understanding dated December 19,
                              2003 with Plaintiffs' Steering Committee in In re
                              Phenylpropanalomine (PPA) Products Liability
                              Litigation, MDL 1407, pending before the United
                              States District Court for the Western District of
                              Washington                                                (13)

                10.20         Class Action Settlement Agreement dated as of
                              April 13, 2004 between Chattem, Inc. and Class
                              Counsel on behalf of Class Representatives in Re
                              Phenylpropanolamine (PPA) Products Liability
                              Litigation                                                (15)

                10.21         Initial Settlement Trust Agreement dated April 12,
                              2004 between Chattem, Inc. and Amsouth Bank               (15)

                10.22         Settlement Agreement dated April 26, 2004 between
                              Chattem, Inc. and General Star Indemnity Company          (15)

                10.23         Memorandum of Understanding dated December 13,
                              2003 between and among Chattem, Inc. and Kemper
                              Indemnity Insurance Company                               (15)

                10.24         Settlement Agreement dated December 30, 2003
                              between Chattem, Inc. and Admiral Insurance
                              Company                                                   (15)

                10.25         Settlement Agreement dated July 14, 2004 between
                              Chattem, Inc. and Sidmak Laboratories                     (16)

                10.26         DEXATRIM Case Scoring System & Matrix for the
                              Chattem DEXATRIM Class Action Settlement                  (16)

                21            Subsidiaries of the Company

                23            Consent of Independent Registered Public
                              Accounting Firm

                31 Certification required by Rule 13a-14(a) under the Securities Exchange Act

                32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C.
                              Section 1350

                99.1          Schedule II - Valuation and Qualifying Accounts

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

             (1)  Form 8-K filed February 1, 2000.

             (2)  Form 8-A filed February 1, 2000.

             (3)  Form S-4 filed March 22, 2004.

             (4)  Form 10-K for the year ended November 30, 1995.

             (5)  Form 10-K for the year ended November 30, 1996.

             (6)  Form 10-K for the year ended November 30, 1997.

             (7)  Form 10-K for the year ended November 30, 1998.

             (8)  Form 8-K filed December 28, 1998.

             (9)  Form 10-K for the year ended November 30, 1999.

            (10)  Form 10-K for the year ended November 30, 2000.

            (11)  Form 10-K for the year ended November 30, 2001.

            (12)  Form 8-K filed April 10, 2002, as amended.

            (13)  Form 10-K for the year ended November 30, 2003

            (14)  Form 10-Q filed for the quarter ended May 31, 2003.

            (15)  Form 10-Q filed for the quarter ended May 31, 2004

            (16)  Form 10-Q filed for the quarter ended August 31, 2004


                  (b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2004:

            Form 8-K, filed September 6, 2004, announcing our financial results for the third quarter ended August 31, 2004.

            Form 8-K, filed November 16, 2004, announcing final order and judgment certifying the class and granting approval of the settlement reached in regard to the PPA litigation relating to our DEXATRIM brand.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 10, 2005         CHATTEM, INC.


                                 By:  /s/ Zan Guerry
                                      ------------------------------------
                                      Zan Guerry
                                      Chairman and Chief Executive Officer


                                 By:  /s/Richard D. Moss
                                      ------------------------------------
                                      Richard D. Moss
                                      Vice President and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


        SIGNATURE                        TITLE                        DATE
        ---------                        -----                        ----

/s/ Zan Guerry                   Chairman of the Board               2-10-05
----------------------------     and Director                      -----------
Zan Guerry                       (Chief Executive Officer)


/s/ A. Alexander Taylor II       President and Director              2-10-05
----------------------------     (Chief Operating Officer)         -----------
A. Alexander Taylor II


/s/ Samuel E. Allen              Director                            2-10-05
----------------------------                                       -----------
Samuel E. Allen


/s/ Robert E. Bosworth           Director                            2-10-05
----------------------------                                       -----------
Robert E. Bosworth


/s/ Richard E. Cheney            Director                            2-10-05
----------------------------                                       -----------
Richard E. Cheney


/s/ Bill W. Stacy                Director                            2-10-05
----------------------------                                       -----------
Bill W. Stacy


/s/ Philip H. Sanford            Director                            2-10-05
----------------------------                                       -----------
Philip H. Sanford

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------



    EXHIBIT
     NUMBER                 DESCRIPTION OF EXHIBIT
    --------      -------------------------------------------------------------
     10.10        Non-Competition and Severance Agreement dated June 1, 2004 by and between Chattem, Inc. and Theodore K. Whitfield, Jr.

       21         Subsidiaries of the Company

       23         Consent of Independent Registered Public Accounting Firm

       31 Certification required by Rule 13a-14(a) under the Securities Exchange Act

       32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

     99.1         Schedule II - Valuation and Qualifying Accounts