Form 10-Q
period 2005-02-28
CHATTEM INC
filed 2005-04-01
CIK 19520

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



                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005
                          COMMISSION FILE NUMBER 0-5905




                                  CHATTEM, INC.
             -------------------------------------------------------
                             A TENNESSEE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571









REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE
ACT).


AS OF MARCH 29, 2005, 19,762,791 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.



================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  February 28, 2005 and November 30, 2004 ..................   3

                  Condensed Consolidated Statements of Operations
                  for the Three Months Ended February 28, 2005 and
                  February 29, 2004 ........................................   5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended February 28, 2005 and
                  February 29, 2004 ........................................   6

                  Notes to Condensed Consolidated Financial Statements .....   7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  25

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risks .............................................  33

         Item 4.  Controls and Procedures ..................................  33





PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................  34

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds ..........................................  34

         Item 3.  Defaults Upon Senior Securities ..........................  34

         Item 4.  Submission of Matters to a Vote of Security Holders ......  34

         Item 5.  Other Information ........................................  34

         Item 6.  Exhibits and Reports on Form 8-K .........................  35


SIGNATURES .................................................................  36

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)



                                                                 FEBRUARY 28,   NOVEMBER 30,
ASSETS                                                               2005           2004
------                                                           ------------   ------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $     43,539   $     40,193
  Accounts receivable, less allowances of $2,339 at
     February 28, 2005 and $1,682 at November 30, 2004                 40,810         32,098
  Inventories                                                          21,976         21,690
  Refundable income taxes                                               2,530          4,702
  Deferred income taxes                                                 4,699          4,308
  Prepaid expenses and other current assets                             6,552          3,683
                                                                 ------------   ------------
     Total current assets                                             120,106        106,674
                                                                 ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     28,354         28,765
                                                                 ------------   ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net         222,236        225,560
  Debt issuance costs, net                                              4,984          5,174
  Other                                                                 5,897          5,551
                                                                 ------------   ------------
     Total other noncurrent assets                                    233,117        236,285
                                                                 ------------   ------------

     TOTAL ASSETS                                                $    381,577   $    371,724
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)



                                                                 FEBRUARY 28,   NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2005           2004
------------------------------------                             ------------   ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $         --   $         --
  Accounts payable and other                                           16,303         13,341
  Accrued liabilities                                                  22,579         23,763
                                                                 ------------   ------------
     Total current liabilities                                         38,882         37,104
                                                                 ------------   ------------

LONG-TERM DEBT, less current maturities                               200,000        200,000
                                                                 ------------   ------------

DEFERRED INCOME TAXES                                                  27,917         25,732
                                                                 ------------   ------------

OTHER NONCURRENT LIABILITIES                                            1,804          1,776
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
     none issued                                                           --             --
  Common shares, without par value, authorized 50,000, issued and outstanding 19,850 at February 28, 2005 and 19,882
     at November 30, 2004                                              84,620         85,949
  Retained earnings                                                    32,553         23,888
                                                                 ------------   ------------
                                                                      117,173        109,837
  Unamortized value of restricted common shares issued                 (3,835)        (2,386)
  Cumulative other comprehensive income, net of tax:
     Interest rate cap adjustment                                        (347)          (316)
     Foreign currency translation adjustment                              (17)           (23)
                                                                 ------------   ------------
     Total shareholders' equity                                       112,974        107,112
                                                                 ------------   ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    381,577   $    371,724
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



                                                                 FOR THE THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 FEBRUARY 28,   FEBRUARY 29,
                                                                     2005           2004
                                                                 ------------   ------------
REVENUES:
  Net sales                                                      $     71,480   $     60,927
  Royalties                                                                51            310
                                                                 ------------   ------------
     Total revenues                                                    71,531         61,237
                                                                 ------------   ------------

COSTS AND EXPENSES:
  Cost of sales                                                        20,260         16,952
  Advertising and promotion                                            20,351         18,532
  Selling, general and administrative                                  11,884         10,635
  Litigation settlement                                                 2,755            194
                                                                 ------------   ------------
     Total costs and expenses                                          55,250         46,313
                                                                 ------------   ------------

INCOME FROM OPERATIONS                                                 16,281         14,924
                                                                 ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                     (3,495)        (4,755)
  Investment and other income, net                                        147             45
  Loss on early extinguishment of debt                                     --        (11,309)
                                                                 ------------   ------------
     Total other income (expense)                                      (3,348)       (16,019)
                                                                 ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                      12,933         (1,095)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                               4,268           (383)
                                                                 ------------   ------------

NET (LOSS) INCOME                                                $      8,665   $       (712)
                                                                 ============   ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding - basic                                 19,648         19,099
                                                                 ============   ============
  Weighted average and potential dilutive outstanding                  20,489         19,881
                                                                 ============   ============

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                                          $        .44   $       (.04)
                                                                 ============   ============
  Diluted                                                        $        .42   $       (.04)
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

                                                                 FOR THE THREE MONTHS ENDED
                                                                 ---------------------------
                                                                 FEBRUARY 28,   FEBRUARY 29,
                                                                     2005           2004
                                                                 ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)                                              $      8,665   $       (712)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                      1,624          1,537
     Deferred income taxes                                              1,778          1,982
     Tax benefit realized from stock option plans                         186          1,083
     Loss on early extinguishment of debt                                  --         11,309
     Other, net                                                           361             --
     Changes in operating assets and liabilities:
        Accounts receivable                                            (8,712)        (9,108)
        Inventories                                                      (286)            (9)
        Refundable income taxes                                         2,172         (3,752)
        Prepaid expenses and other current assets                         382          2,092
        Accounts payable and accrued liabilities                        1,778           (101)
                                                                 ------------   ------------
           Net cash provided by operating activities                    7,948          4,321
                                                                 ------------   ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (456)          (491)
  Purchases of patents, trademarks and other product rights                --            (17)
  Decrease (increase) in other assets, net                                524           (490)
                                                                 ------------   ------------
           Net cash provided by (used in) investing activities             68           (998)
                                                                 ------------   ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                              --       (182,280)
  Proceeds from long-term debt                                             --        200,000
  Proceeds from borrowings under revolving credit facility                 --         25,000
  Repayment of policy loans                                            (1,031)            --
  Proceeds from exercise of stock options                                 187          1,453
  Repurchase of common shares                                          (3,514)          (319)
  Increase in debt issuance costs                                          --         (5,678)
  Debt retirement costs                                                    --         (6,946)
  Restricted cash                                                          --        (32,227)
                                                                 ------------   ------------
           Net cash used in financing activities                       (4,358)          (997)
                                                                 ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                         (312)            26
                                                                 ------------   ------------

CASH AND CASH EQUIVALENTS:
  Increase for the period                                               3,346          2,352
  At beginning of period                                               40,193         26,931
                                                                 ------------   ------------
  At end of period                                               $     43,539   $     29,283
                                                                 ============   ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 50 and 70 shares of restricted common stock
  at a value of $35.37 and $19.98 per share in 2005 and
  2004, respectively                                             $      1,768   $      1,399

PAYMENTS FOR:
  Interest                                                       $      1,003   $      6,378
  Taxes                                                          $         85   $        108

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

1.   BASIS OF PRESENTATION
     ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2004. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

          In December 2003, the Financial Accounting Standards board ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

          In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing", to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

          In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion

     No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 5. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our interim periods beginning after June 15, 2005.

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

          For SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") purposes, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005 and 2004: expected dividend yield of 0%, expected volatility of 57% and 53%, respectively, risk-free interest rates of 4.38% and 3.97%, respectively, and expected lives of approximately five and six years, respectively.

          Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for the three months ended February 28, 2005 and February 29, 2004, respectively, as indicated below:

                                                         2005           2004
                                                      ----------     ----------
          Net income (loss):
             As reported                              $    8,665     $     (712)
             Fair value method compensation cost, net     (1,278)          (861)
                                                      ----------     ----------
             Pro forma                                $    7,387     $   (1,573)
                                                      ==========     ==========

          Net income (loss) per share, basic:
             As reported                              $      .44     $     (.04)
             Pro forma                                $      .38     $     (.08)

          Net income (loss) per share, diluted:
             As reported                              $      .42     $     (.04)
             Pro forma                                $      .36     $     (.08)

6.   EARNINGS PER SHARE
     ------------------

          The following table presents the computation of per share earnings for the three months ended February 28, 2005 and February 29, 2004, respectively:

                                                         2005           2004
                                                      ----------     ----------

          NET INCOME (LOSS)                           $    8,665     $     (712)
                                                      ==========     ==========

          NUMBER OF COMMON SHARES:
             Weighted average outstanding                 19,648         19,099
             Issued upon assumed exercise of
               outstanding stock options                     762            712
             Effect of issuance of restricted
               common shares                                  79             70
                                                      ----------     ----------
             Weighted average and potential
               dilutive outstanding (1)                   20,489         19,881
                                                      ==========     ==========
          NET INCOME (LOSS) PER COMMON SHARE:
             Basic                                    $      .44     $     (.04)
                                                      ==========     ==========
             Diluted                                  $      .42     $     (.04)
                                                      ==========     ==========

          (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 0 and 62 shares for the three months ended February 28, 2005 and February 29, 2004, respectively.

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

8.   SHIPPING AND HANDLING
     ---------------------

          Shipping and handling costs of $1,857 and $1,434 are included in selling expenses for the three months ended February 28, 2005 and February 29, 2004, respectively.

9.   PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     -----------------------------------------------------

          The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $221,654 and $224,797 as of February 28, 2005 and November 30, 2004, respectively. The gross carrying amount of intangible assets subject to amortization at February 28, 2005 and November 30, 2004, which consist primarily of non-compete agreements, was $2,139 and $2,400, respectively. The related accumulated amortization of intangible assets at February 28, 2005 and November 30, 2004 was $1,557 and $1,637, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 28, 2005 and February 29, 2004 was $73 and $77, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2006, 2007, 2008, 2009 and 2010 is $290, $123, $40, $20 and $0
     respectively.

          On February 28, 2005, we entered into an agreement to sell the trademark and product rights of our SELSUN business in certain countries in Africa and Asia. As a result of the sale, $3,143 of indefinite-lived assets and $108 of intangible assets subject to amortization were retired, which resulted in an insignificant loss.

10.  INVENTORIES
     -----------

          Inventories consisted of the following as of February 28, 2005 and November 30, 2004:

                                                         2005           2004
                                                      ----------     ----------
          Raw materials and work in process           $   11,656     $   10,728
          Finished goods                                  11,753         12,395
          Excess of current cost over LIFO values         (1,433)        (1,433)
                                                      ----------     ----------
               Total inventories                      $   21,976     $   21,690
                                                      ==========     ==========

11.  ACCRUED LIABILITIES
     -------------------

          Accrued liabilities consisted of the following as of February 28, 2005 and November 30, 2004:

                                                         2005           2004
                                                      ----------     ----------
          Interest                                    $    5,415     $    3,152
          Salaries, wages and commissions                  1,490          4,886
          Product advertising and promotion                5,568          3,750
          Litigation settlement and legal fees             8,568         10,046
          Other                                            1,538          1,929
                                                      ----------     ----------
               Total accrued liabilities              $   22,579     $   23,763
                                                      ==========     ==========

12.  LONG-TERM DEBT
     --------------

          Long-term debt consisted of the following as of February 28, 2005 and November 30, 2004:
                                                         2005           2004
                                                      ----------     ----------
             Revolving Credit Facility due 2009 at a
               variable rate of 6.0% as of February
               28, 2005 and November 30, 2004,
               respectively                           $       --     $       --
             Floating Rate Senior Notes due 2010 at a
               variable rate of  5.38% and  4.78% as
               of  February 28, 2005 and November 30,
               2004, respectively                         75,000         75,000
             7.0% Senior Subordinated Notes due 2014     125,000        125,000
                                                      ----------     ----------
             Total long-term debt                        200,000        200,000
             Less:  current maturities                        --             --
                                                      ----------     ----------
             Total long-term debt, net of
               current maturities                     $  200,000     $  200,000
                                                      ==========     ==========


          On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of February 28, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate was 6.0%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On March 29, 2005, we had no borrowings outstanding under our Revolving Credit Facility.

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

          The completion of our refinancing of the Credit Facility and purchase of approximately $174,530 of our 8.875% Subordinated Notes that were tendered on February 26, 2004 resulted in a loss on early extinguishment of debt of $11,309 in the first quarter of fiscal 2004. Also in the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of $1,649 related to the redemption of the remaining $30,008 of our 8.875% Subordinated Notes.

          Due to our refinancing transactions, in the first quarter of fiscal 2004 tender premiums and related fees of $6,946 were paid and net debt issuance costs of $4,363 were written off and charged to loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations. In addition, new debt issuance costs of $5,678 were capitalized.

          Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated Notes"), the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

          The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (5.38% as of February 28, 2005). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $189 is included in prepaid expenses and other current assets, and the long-term portion of $642 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of February 28, 2005, and a charge of $347, net of tax, was recorded to other comprehensive income. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%. At any time prior to March 1, 2005, we may redeem up to 35.0% of the aggregate principal amount of the Floating Rate Notes (including any additional Floating Rate Notes) at a redemption price of 100.0% of the principal amount thereof, plus a premium equal to the interest rate per annum on the Floating Rate Notes applicable on the date on which notice of the redemption is given, together with accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of Floating Rate Notes remains outstanding immediately after the occurrence of each redemption (excluding Floating Rate Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

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

          The future maturities of long-term debt outstanding as of February 28, 2005 are as follows:

          2006                                                --
          2007                                                --
          2008                                                --
          2009                                                --
          2010                                            75,000
          Thereafter                                     125,000
                                                      ----------
                                                      $  200,000
                                                      ==========

13.  COMPREHENSIVE INCOME
     --------------------

          Comprehensive income consisted of the following components for the three months ended February 28, 2005 and February 29, 2004, respectively:

                                                         2005           2004
                                                      ----------     ----------
          Net income                                  $    8,665     $     (712)
          Other - interest rate cap adjustment               (31)            --
          Other - foreign currency translation
             adjustment                                        6            270
                                                      ----------     ----------
             Total                                    $    8,640     $     (442)
                                                      ==========     ==========

14.  STOCK BUYBACK
     -------------

          In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30,000. In the first quarter of fiscal 2005, we repurchased 103 shares for $3,514. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. Subsequent to February 28, 2005, we have repurchased 116 of our shares for $4,221.

15.  RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
     --------------------------------------------------------

          RETIREMENT PLANS

          We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at February 28, 2005 and November 30, 2004 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

          Net periodic pension cost for the three months ended February 28, 2005 and February 29, 2004 comprised the following components:

                                                         2005           2004
                                                      ----------     ----------
          Service cost                                $       --     $       --
          Interest cost on projected benefit
             obligation                                      152            155
          Actual return on plan assets                      (212)          (178)
          Net amortization and deferral                        5             28
                                                      ----------     ----------
          Net pension cost (benefit)                  $      (55)    $        5
                                                      ==========     ==========

          No employer contributions were made for the three months ended February 28, 2005 and February 29, 2004, and no employer contributions are expected to be made in fiscal 2005.

          POSTRETIREMENT HEALTH CARE BENEFITS

          We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective January 1, 1993, our contribution is a service-based percentage of the full premium. We pay these benefits as claims are incurred. Employer contributions expected for fiscal 2005 are approximately $70.

          Net periodic postretirement health care benefits cost for the three months ended February 28, 2005 and February 29, 2004, included the following components:
                                                         2005           2004
                                                      ----------     ----------
          Service cost                                $       18     $       16
          Interest cost on accumulated postretirement
             benefit obligation                               21             20
          Amortization of prior service cost                   4              4
          Amortization of net gain                            (4)            (8)
                                                      ----------     ----------
          Net periodic postretirement benefits cost   $       39     $       32
                                                      ==========     ==========


16.  INCOME TAXES
     ------------

          We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 28, 2005 was 33%, as compared to 35% in the three months ended February 29, 2004. The lower rate for the three months ended February 28, 2005 reflects the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

          Undistributed earnings of Chattem Canada amounted to approximately $281 for the three months ended February 28, 2005. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

17.  PRODUCT SEGMENT INFORMATION
     ---------------------------

          Net sales of our domestic product categories within our single healthcare business segment for the three months ended February 28, 2005 and February 29, 2004 are as follows:

                                                         2005           2004
                                                      ----------     ----------
          Topical analgesics                          $   21,407     $   15,712
          Medicated skin care products                    17,624         13,332
          Dietary supplements                              8,660          8,511
          Medicated dandruff shampoos and conditioner      9,800          9,221
          Other OTC and toiletry products                  8,078          8,830
                                                      ----------     ----------
             Total                                    $   65,569     $   55,606
                                                      ==========     ==========


18.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims, both federal and state. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. Both of these appeals have now been dismissed.

     The DEXATRIM PPA settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA that were alleged to have occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were submitted prior to the claims deadline. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. These claims will be valued pursuant to the agreed upon settlement matrix that is designed to evaluate and determine the settlement value of each claim. A total of 16 claimants elected to opt out of the class settlement and may continue to pursue claims for damages against us in separate lawsuits. We have settled eight of the opt out claims. In addition, we have learned that two of the remaining opt out claims have injury dates prior to December 21, 1998, for which we will seek indemnification from The DELACO Company ("DELACO"), successor to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998.

     In accordance with the terms of the class action settlement agreement, $60,885 has been funded into a settlement trust from our first three layers of insurance coverage, as described below. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak has agreed to contribute $10,000 into the settlement trust. To the extent the amount in the settlement trust is insufficient to fully fund the settlement, we will be required to make additional contributions to the settlement trust in the future. As described below, we have entered into a settlement agreement with Interstate Fire & Casualty Company ("Interstate") with regard to its $25,000 of coverage in excess of the insurance funds available in the settlement trust. We currently expect to use our cash on hand and proceeds of the Interstate policy to fund any required additional contributions to the settlement trust. If we are required to fund significant other liabilities related to the PPA litigation beyond the settlement trust and outside of our available insurance coverage from Interstate, either pursuant to the terms of the settlement, as a result of the opt out cases or otherwise, we will have significantly fewer sources of funds with which to satisfy such liabilities, and we may be unable to do so.

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

     We have also entered into a settlement agreement with Interstate with regard to Interstate's lawsuit to rescind its $25,000 of excess coverage for product liability claims relating to DEXATRIM products containing PPA. In accordance with the settlement agreement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78,500 has been paid toward covered claims. Once the $78,500 threshold is met, Interstate will pay 100% of the next $4,000 of claims covered by its policy; 75% of the next $8,500 of such claims; and 50% of the last $12,500 of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. Pursuant to the settlement agreement, we and Interstate have dismissed all claims and counterclaims filed against each other.

     Prior to the fourth quarter of fiscal 2004, we were unable to reasonably estimate the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of cases involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to reasonably estimate the probable loss related to the DEXATRIM litigation. Based on the estimated litigation settlement costs relating to our DEXATRIM products, we have recorded an accrued liability in our Consolidated Balance Sheets as of February 28, 2005 and November 30, 2004 of $8,506 and $9,519, respectively. We currently do not expect to record any additional charges relative to the settlement costs of the PPA litigation, although we will continue to incur costs related to legal expenses. During the first fiscal quarter of 2005, we incurred and recorded $1,070 of legal expenses relating to the PPA settlement. We will record future PPA related legal expenses in the period incurred.

     We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. For the current policy period, we are insured for product liability insurance for all of our other products, including DEXATRIM products containing ephedrine, for $10,000 through our captive insurance subsidiary, of which approximately $3,500 is funded as of March 29, 2005. We also have $40,000 of excess coverage through third party insurers.

     We were named as a defendant in four lawsuits alleging that the plaintiff was injured as a result of the ingestion of DEXATRIM containing ephedrine. In addition, three individuals who alleged injury caused by DEXATRIM containing ephedrine filed opt out notices in the PPA class action settlement, but did not file lawsuits against us. In the first quarter of fiscal 2005, we reached a settlement with respect to two of the four pending lawsuits and the three opt out claims. Each of these settlements has been or will be funded by insurance coverage provided by our captive insurance subsidiary. After these settlements, there are two lawsuits currently pending against us related to DEXATRIM containing ephedrine. We recorded a litigation settlement charge of $1,685 in the first quarter of fiscal 2005 associated with ephedrine-related claims and legal expenses.

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

     We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court. These plaintiffs have not refiled this lawsuit as of March 29, 2005.

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


19.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     --------------------------------------------

     The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of February 28, 2005 arose in conjunction with Chattem's Revolving Credit Facility and Chattem's issuance of the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 28, 2005 is $200,000.

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING BALANCE SHEETS

FEBRUARY 28, 2005
(Unaudited and in thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
ASSETS                                    CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
------                                 ------------      ------------      ------------      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents            $     29,026      $      1,969      $     12,544      $         --      $     43,539
  Accounts receivable, less
     allowances of $2,339                    34,890            10,379             5,923           (10,382)           40,810
  Interest receivable                            --               619                --              (619)               --
  Inventories                                17,143             2,391             2,442                --            21,976
  Refundable income taxes                     2,530                --                --                --             2,530
  Deferred income taxes                       4,699                --                --                --             4,699
  Prepaid expenses and
     other current assets                     5,668                --               884                --             6,552
                                       ------------      ------------      ------------      ------------      ------------
     Total current assets                    93,956            15,358            21,793           (11,001)          120,106
                                       ------------      ------------      ------------      ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET           27,319               775               260                --            28,354
                                       ------------      ------------      ------------      ------------      ------------
OTHER NONCURRENT ASSETS:
  Patents, trademarks and other
     purchased product rights, net              582           283,944                --           (62,290)          222,236
  Debt issuance costs, net                    4,984                --                --                --             4,984
  Investment in subsidiaries                257,166            33,000            70,266          (360,432)               --
  Note receivable                                --            33,000                --           (33,000)               --
  Other                                       5,528                --               369                --             5,897
                                       ------------      ------------      ------------      ------------      ------------
     Total other noncurrent assets          268,260           349,944            70,635          (455,722)          233,117
                                       ------------      ------------      ------------      ------------      ------------
     TOTAL ASSETS                      $    389,535      $    366,077      $     92,688      $   (466,723)     $    381,577
                                       ============      ============      ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term
     debt                              $         --      $         --      $         --      $         --      $         --
  Accounts payable and other                 10,299                --             6,004                --            16,303
  Accrued liabilities                        28,463             1,362             3,755           (11,001)           22,579
                                       ------------      ------------      ------------      ------------      ------------
     Total current liabilities               38,762             1,362             9,759           (11,001)           38,882
                                       ------------      ------------      ------------      ------------      ------------

LONG-TERM DEBT, less current
  maturities                                200,000                --            33,000           (33,000)          200,000
                                       ------------      ------------      ------------      ------------      ------------

DEFERRED INCOME TAXES                           383            27,534                --                --            27,917
                                       ------------      ------------      ------------      ------------      ------------

OTHER NONCURRENT LIABILITIES                  1,804                --                --                --             1,804
                                       ------------      ------------      ------------      ------------      ------------

INTERCOMPANY ACCOUNTS                        35,607           (36,184)              577                --                --
                                       ------------      ------------      ------------      ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par
     value, authorized 1,000,
     none issued                                 --                --                --                --                --
  Common shares, without par
     value, authorized 50,000,
     issued and outstanding 19,850           84,620                --                --                --            84,620
  Share capital of subsidiaries                  --           329,704            43,209          (372,913)               --
  Retained earnings                          32,553            43,661             5,915           (49,576)           32,553
                                       ------------      ------------      ------------      ------------      ------------
     Total                                  117,173           373,365            49,124          (422,489)          117,173
                                       ------------      ------------      ------------      ------------      ------------
  Unamortized value of restricted
     common shares issued                    (3,835)               --                --                --            (3,835)
  Cumulative other comprehensive
     income, net of taxes:
     Interest rate cap adjustment              (347)               --                --                --              (347)
     Foreign currency translation
       adjustment                               (12)               --               228              (233)              (17)
                                       ------------      ------------      ------------      ------------      ------------
     Total shareholders' equity             112,979           373,365            49,352          (422,722)          112,974
                                       ------------      ------------      ------------      ------------      ------------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $    389,535      $    366,077      $     92,688      $   (466,723)     $    381,577
                                       ============      ============      ============      ============      ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2004
(In thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
ASSETS                                    CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
------                                 ------------      ------------      ------------      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents            $     28,344      $      1,967      $      9,882      $         --      $     40,193
  Accounts receivable, less
     allowances of $1,682                    26,727             8,733             5,376            (8,738)           32,098
  Interest receivable                            --               619                --              (619)               --
  Inventories                                16,681             3,020             1,989                --            21,690
  Refundable income taxes                     4,702                --                --                --             4,702
  Deferred income taxes                       4,308                --                --                --             4,308
  Prepaid expenses and other
     current assets                           3,489                --               194                --             3,683
                                       ------------      ------------      ------------      ------------      ------------
     Total current assets                    84,251            14,339            17,441            (9,357)          106,674
                                       ------------      ------------      ------------      ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, NET           27,724               775               266                --            28,765
                                       ------------      ------------      ------------      ------------      ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other
     purchased product rights, net              763           287,087                --           (62,290)          225,560
  Debt issuance costs, net                    5,174                --                --                --             5,174
  Investment in subsidiaries                249,999            33,000            68,477          (351,476)               --
  Note receivable                                --            33,000                --           (33,000)               --
  Other                                       4,681                --               870                --             5,551
                                       ------------      ------------      ------------      ------------      ------------
     Total other noncurrent assets          260,617           353,087            69,347          (446,766)          236,285
                                       ------------      ------------      ------------      ------------      ------------
     TOTAL ASSETS                      $    372,592      $    368,201      $     87,054      $   (456,123)     $    371,724
                                       ============      ============      ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term
     debt                              $         --      $         --      $         --      $         --      $         --
  Accounts payable and other                 11,398                --             1,943                --            13,341
  Accrued liabilities                        27,435             1,107             4,578            (9,357)           23,763
                                       ------------      ------------      ------------      ------------      ------------
     Total current liabilities               38,833             1,107             6,521            (9,357)           37,104
                                       ------------      ------------      ------------      ------------      ------------

LONG-TERM DEBT, less current
  maturities                                200,000                --            33,000           (33,000)          200,000
                                       ------------      ------------      ------------      ------------      ------------

DEFERRED INCOME TAXES                          (511)           26,243                --                --            25,732
                                       ------------      ------------      ------------      ------------      ------------

OTHER NONCURRENT LIABILITIES                  1,776                --                --                --             1,776
                                       ------------      ------------      ------------      ------------      ------------

INTERCOMPANY ACCOUNTS                        25,382           (25,484)              102                --                --
                                       ------------      ------------      ------------      ------------      ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par
     value, authorized 1,000,
     none issued                                 --                --                --                --                --
  Common shares, without par
     value, authorized 50,000,
     issued and outstanding 19,882           85,949                --                --                --            85,949
  Share capital of subsidiaries                  --           329,705            41,100          (370,805)               --
  Retained earnings                          23,888            36,630             6,115           (42,745)           23,888
                                       ------------      ------------      ------------      ------------      ------------
     Total                                  109,837           366,335            47,215          (413,550)          109,837
                                       ------------      ------------      ------------      ------------      ------------
  Unamortized value of restricted
     common shares issued                    (2,386)               --                --                --            (2,386)
  Cumulative other comprehensive
     income, net of taxes:
     Interest rate cap adjustment              (316)               --                --                --              (316)
     Foreign currency translation
       adjustment                               (23)               --               216              (216)              (23)
                                       ------------      ------------      ------------      ------------      ------------
     Total shareholders' equity             107,112           366,335            47,431          (413,766)          107,112
                                       ------------      ------------      ------------      ------------      ------------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $    372,592      $    368,201      $     87,054      $   (456,123)     $    371,724
                                       ============      ============      ============      ============      ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
(Unaudited and in thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
                                          CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                       ------------      ------------      ------------      ------------      ------------

TOTAL REVENUES                         $     58,790      $     19,062      $      4,873      $    (11,194)     $     71,531
                                       ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of sales                              16,614             2,323             2,139              (816)           20,260
  Advertising and promotion                  15,459             3,803             1,089                --            20,351
  Selling, general and administrative        11,521                73               290                --            11,884
  Litigation settlement                       1,070                --             1,685                --             2,755
  Equity in subsidiary income                (6,831)               --                --             6,831                --
                                       ------------      ------------      ------------      ------------      ------------
     Total costs and expenses                37,833             6,199             5,203             6,015            55,250
                                       ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                20,957            12,863              (330)          (17,209)           16,281
                                       ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                           (3,489)               --              (623)              617            (3,495)
  Investment and other income, net               95               623               671            (1,242)              147
  Royalties                                  (9,017)           (1,362)               --            10,379                --
  Corporate allocations                         715              (699)              (16)               --                --
                                       ------------      ------------      ------------      ------------      ------------
     Total other income (expense)           (11,696)           (1,438)               32             9,754            (3,348)
                                       ------------      ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES             9,261            11,425              (298)           (7,455)           12,933

PROVISION FOR (BENEFIT FROM)
INCOME TAXES                                    596             3,770               (98)               --             4,268
                                       ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                      $      8,665      $      7,655      $       (200)     $     (7,455)     $      8,665
                                       ============      ============      ============      ============      ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
(Unaudited and in thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
                                          CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                       ------------      ------------      ------------      ------------      ------------

TOTAL REVENUES                         $     49,908      $     16,549      $      4,172      $     (9,392)     $     61,237
                                       ------------      ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of sales                              13,702             2,249             1,549              (548)           16,952
  Advertising and promotion                  16,376             1,177               979                --            18,532
  Selling, general and administrative        10,467                46               122                --            10,635
  Litigation settlement                         194                --                --                --               194
  Equity in subsidiary income                (8,309)               --                --             8,309                --
                                       ------------      ------------      ------------      ------------      ------------
     Total costs and expenses                32,430             3,472             2,650             7,761            46,313
                                       ------------      ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                       17,478            13,077             1,522           (17,153)           14,924
                                       ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                           (4,763)               --              (611)              619            (4,755)
  Investment and other income, net               27               620                17              (619)               45
  Loss on early extinguishment of debt      (11,309)               --                --                --           (11,309)
  Royalties                                  (7,525)           (1,319)               --             8,844                --
  Corporate allocations                         788              (759)              (29)               --                --
                                       ------------      ------------      ------------      ------------      ------------
     Total other income (expense)           (22,782)           (1,458)             (623)            8,844           (16,019)
                                       ------------      ------------      ------------      ------------      ------------

(LOSS) INCOME BEFORE INCOME TAXES            (5,304)           11,619               899            (8,309)           (1,095)

(BENEFIT FROM) PROVISION FOR
INCOME TAXES                                 (4,592)            4,067               142                --              (383)
                                       ------------      ------------      ------------      ------------      ------------

NET (LOSS) INCOME                      $       (712)     $      7,552      $        757      $     (8,309)     $       (712)
                                       ============      ============      ============      ============      ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
(Unaudited and in thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
                                          CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                       ------------      ------------      ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                    $      8,665      $      7,655      $       (200)     $     (7,455)     $      8,665
  Adjustments to reconcile net
  income (loss) to net cash provided
  by operating activities:
     Depreciation and amortization            1,585                --                39                --             1,624
     Deferred income taxes                      487             1,291                --                --             1,778
     Tax benefit realized from
        stock option plans                      186                --                --                --               186
     Other, net                                  49                --               312                --               361
     Equity in subsidiary income             (7,455)               --                --             7,455                --
     Changes in operating assets
     and liabilities:
        Accounts receivable                 (11,307)            1,498              (547)            1,644            (8,712)
        Inventories                            (462)              628              (452)               --              (286)
        Refundable income taxes               2,172                --                --                --             2,172
        Prepaid expenses and other
          current assets                      1,072                --              (690)               --               382
        Accounts payable and
          accrued liabilities                   (70)              255             3,237            (1,644)            1,778
                                       ------------      ------------      ------------      ------------      ------------
        Net cash provided by
          operating activities               (5,078)           11,327             1,699                --             7,948
                                       ------------      ------------      ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant
     and equipment                             (423)               --               (33)               --              (456)
  (Increase) decrease in other
     assets, net                                 12                --               512                --               524
                                       ------------      ------------      ------------      ------------      ------------
        Net cash (used in) provided
          by investing activities              (411)               --               479                --                68
                                       ------------      ------------      ------------      ------------      ------------

FINANCING ACTIVITIES:
  Repayment of policy loans                  (1,031)               --                --                --            (1,031)
  Proceeds from exercise of stock
     options                                    187                --                --                --               187
  Repurchase of common shares                (3,514)               --                --                --            (3,514)
  Changes in intercompany accounts           10,529           (10,700)              171                --                --
  Dividends paid                                 --              (625)              625                --                --
                                       ------------      ------------      ------------      ------------      ------------
        Net cash provided by (used
          in) financing activities            6,171           (11,325)              796                --            (4,358)
                                       ------------      ------------      ------------      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS                        --                --              (312)               --              (312)
                                       ------------      ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS:
  Increase for the period                       682                 2             2,662                --             3,346
  At beginning of period                     28,344             1,967             9,882                --            40,193
                                       ------------      ------------      ------------      ------------      ------------
  At end of period                     $     29,026      $      1,969      $     12,544      $         --      $     43,539
                                       ============      ============      ============      ============      ============

CHATTEM, INC. AND SUBSIDIARIES                                           Note 19
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004
(Unaudited and in thousands)

                                                           GUARANTOR       NON-GUARANTOR
                                                          SUBSIDIARY        SUBSIDIARY
                                          CHATTEM          COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                       ------------      ------------      ------------      ------------      ------------
OPERATING ACTIVITIES:
  Net (loss) income                    $       (712)     $      7,552      $        757      $     (8,309)     $       (712)
  Adjustments to reconcile net
  (loss) income to net cash
  provided by operating activities:
     Depreciation and amortization            1,519                --                18                --             1,537
     Deferred income taxes                      303             1,679                --                --             1,982
     Tax benefit realized from
       stock option plans                     1,083                --                --                --             1,083
     Loss on early extinguishment
       of debt                               11,309                --                --                --            11,309
     Equity in subsidiary income             (8,309)               --                --             8,309                --
     Changes in operating assets
     and liabilities:
        Accounts receivable                  (8,844)           (8,845)             (264)            8,845            (9,108)
        Interest receivable                      --              (619)               --               619                --
        Inventories                             (74)               22                43                --                (9)
        Refundable income taxes              (3,752)               --                --                --            (3,752)
        Prepaid expenses and other
          current assets                      2,567                --                25              (500)            2,092
        Accounts payable and
          accrued liabilities                 7,368             1,319               176            (8,964)             (101)
                                       ------------      ------------      ------------      ------------      ------------
          Net cash provided by
            operating activities              2,458             1,108               755                --             4,321
                                       ------------      ------------      ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                  (485)               --                (6)               --              (491)
  Purchases of patents, trademarks
     and other product rights                    --               (17)               --                --               (17)
  Increase in note receivable                    --           (33,000)               --            33,000                --
  (Increase) decrease in other
     assets, net                               (760)               --               270                --              (490)
                                       ------------      ------------      ------------      ------------      ------------
          Net cash (used in)
            provided by investing
            activities                       (1,245)          (33,017)              264            33,000              (998)
                                       ------------      ------------      ------------      ------------      ------------


FINANCING ACTIVITIES:
  Repayment of long-term debt              (182,280)               --                --                --          (182,280)
  Proceeds from long-term debt              200,000                --                --                --           200,000
  Proceeds from borrowings under
     revolving credit facility               25,000                --                --                --            25,000
  Proceeds from exercise of stock
     options                                  1,453                --                --                --             1,453
  Repurchase of common shares                  (319)               --                --                --              (319)
  Increase in debt issuance costs            (5,678)               --                --                --            (5,678)
  Debt retirement costs                      (6,946)               --                --                --            (6,946)
  Restricted cash                           (32,227)               --                --                --           (32,227)
  Intercompany debt proceeds, net                --                --            33,000           (33,000)               --
  Changes in intercompany accounts              882            31,915           (32,797)               --                --
                                       ------------      ------------      ------------      ------------      ------------
          Net cash (used in)
            provided by financing
            activities                         (115)           31,915               203           (33,000)             (997)
                                       ------------      ------------      ------------      ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON
CASH AND CASH EQUIVALENTS
                                                 --                --                26                --                26
                                       ------------      ------------      ------------      ------------      ------------
CASH AND CASH EQUIVALENTS:
  Increase for the period                     1,098                 6             1,248                --             2,352
  At beginning of period                     18,702             1,964             6,265                --            26,931
                                       ------------      ------------      ------------      ------------      ------------
  At end of period                     $     19,800      $      1,970      $      7,513      $         --      $     29,283
                                       ============      ============      ============      ============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

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

     Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in the first quarter of fiscal 2005. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

     Our net income (loss) margin (net income (loss)/total revenues) was 12.1% and (1.2%) for the first quarter of fiscal 2005 and 2004, respectively. Our net income (excluding debt extinguishment and litigation settlement charges) margin (net income (excluding debt extinguishment and litigation settlement charges)/total revenues) was 14.7% and 11.0% for the first quarter of fiscal 2005 and 2004, respectively. We believe that disclosure of net income (excluding debt extinguishment and litigation settlement charges) margin provides investors with useful information regarding our financial performance and allows for easier comparison with net income margin without the effect of the charges in prior periods. A reconciliation of net income (excluding debt extinguishment and litigation settlement charges) to net income is presented in the following table:

                                                   FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                FEBRUARY 28,       FEBRUARY 29,
                                                    2005               2004
                                                ------------       ------------
                                                     (dollars in thousands,
                                                     except per share data)

Net income (loss)                               $      8,665       $       (712)
Add:
     Loss on early extinguishment of debt                 --             11,309
     Litigation settlement charges                     2,755                194
     Benefit from income taxes                          (909)            (4,026)
                                                ------------       ------------
Net income (excluding debt extinguishment
   and litigation settlement charges)           $     10,511       $      6,765
                                                ============       ============
Net income (excluding debt extinguishment
   and litigation settlement charges) per
   common share (diluted)                       $        .51       $        .34
                                                ============       ============
Net income (excluding debt extinguishment
   and litigation settlement charges) margin            14.7%              11.0%
                                                ============       ============

     EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable GAAP financial measure is net income. EBITDA and EBITDA (excluding litigation settlement charges) are used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by U.S. generally accepted accounting principles. We consider EBITDA and EBITDA (excluding litigation settlement charges) as important indicators of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. EBITDA and EBITDA (excluding litigation settlement charges) should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with U.S. generally accepted accounting principles. EBITDA is also one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility.

     A reconciliation of EBITDA and EBITDA (excluding litigation settlement charges) to net income is presented in the following table:

                                                                          FOR THE THREE MONTHS ENDED
                                                       ------------------------------------------------------------------
                                                                                              DOLLAR          PERCENTAGE
                                                       FEBRUARY 28,      FEBRUARY 29,        INCREASE          INCREASE
                                                           2005              2004           (DECREASE)        (DECREASE)
                                                       ------------      ------------      ------------      ------------
                                                                             (dollars in thousands)
Net income (loss)                                      $      8,665      $       (712)     $      9,377           1,317.0%
Add:
   Provision for (benefit from) income taxes                  4,268              (383)            4,651           1,214.4
   Interest expense, net (1)                                  3,348            16,019           (12,671)            (79.1)
   Depreciation and amortization less amounts
   included in interest                                       1,434             1,268               166              13.1
                                                       ------------      ------------      ------------
EBITDA                                                 $     17,715      $     16,192      $      1,523               9.4
                                                       ============      ============      ============
   Litigation settlement charges                              2,755               194             2,561           1,320.1
                                                       ------------      ------------      ------------
EBITDA (excluding litigation settlement charges)       $     20,470      $     16,386      $      4,084              24.9
                                                       ============      ============      ============

EBITDA margin (EBITDA/total revenues)                          24.8%             26.4%
                                                       ============      ============
EBITDA (excluding litigation settlement charges)
   margin (EBITDA (excluding litigation settlement
   charges)/total revenues)                                    28.6%             26.8%
                                                       ============      ============

(1) Fiscal 2004 includes a loss on early extinguishment of debt of $11.3 million.

DEVELOPMENTS DURING FISCAL 2005

     In the first quarter of fiscal 2005, we introduced the following product line extensions: ASPERCREME Odor-Free Therapy Back and Body Patch, GOLD BOND Ultimate Comfort Powder, PHISODERM pH2O, NEW PHASE Extra Strength, DEXATRIM Max and BULLFROG UV Defender.

     On December 13, 2004, we entered into a term sheet of settlement with Interstate Fire & Casualty Company ("Interstate") with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. On March 18, 2005, we entered into a settlement and coverage-in-place agreement with Interstate consistent with the term sheet of settlement (the "Settlement Agreement"). In accordance with the Settlement Agreement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. Once the $78.5 million threshold is met, Interstate will pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. In addition, under the Settlement Agreement, we and Interstate will dismiss all claims and counterclaims filed against each other, and we will release all claims against Interstate relating to the excess coverage product liability insurance.

     In the first quarter of fiscal 2005, we sold our SELSUN business in certain countries in Africa and Asia to The Mentholatum Co., Inc. We maintain our rights to SELSUN in Australia, New Zealand and worldwide (except India). The divested territory was not compatible with our strategic goals for the remainder of our international SELSUN operations and contributed only $1.3 million in net sales in fiscal 2004.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues:
                                                  FOR THE THREE MONTHS ENDED
                                               -------------------------------
                                               FEBRUARY 28,       FEBRUARY 29,
                                                   2005               2004
                                               ------------       ------------
TOTAL REVENUES                                        100.0%             100.0%
                                               ------------       ------------
COSTS AND EXPENSES:
  Cost of sales                                        28.3               27.7
  Advertising and promotion                            28.5               30.2
  Selling, general and administrative                  16.6               17.4
  Litigation settlement                                 3.8                0.3
                                               ------------       ------------
     Total costs and expenses                          77.2               75.6
                                               ------------       ------------
INCOME FROM OPERATIONS                                 22.8               24.4
                                               ------------       ------------
OTHER INCOME (EXPENSE):
  Interest expense                                     (4.9)              (7.8)
  Investment and other income, net                      0.2                0.1
  Loss on early extinguishment of debt                   --              (18.5)
                                               ------------       ------------
     Total other income (expense)                      (4.7)             (26.2)
                                               ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                      18.1               (1.8)

PROVISION FOR (BENEFIT FROM) INCOME TAXES               6.0               (0.6)
                                               ------------       ------------
NET INCOME (LOSS)                                      12.1%              (1.2%)
                                               ============       ============

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the February 28, 2005 condensed consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of February 28, 2005, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the first quarter of fiscal 2005, we performed a detailed assessment of the collectibility of trade accounts receivable and reduced our estimate of allowance for doubtful accounts by approximately $0.3 million, which resulted in a decrease to selling, general and administrative expense in our condensed consolidated financial statements.

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

     In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG and SUN IN lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.2 million. As a result of higher sales volumes in the first quarter of fiscal 2005 and 2004, we increased our estimate of seasonal returns by approximately $0.1 million and $0.2 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the first quarter of fiscal 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $0.6 million, which resulted in a decrease to net sales in our condensed consolidated financial statements, as compared to a $0.2 million decrease in our estimate in the first quarter of fiscal 2004.

     We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the first quarter of fiscal 2005 and 2004, primarily as a result of the sales volume impact on variable based programs, we increased our estimate of promotional accruals by approximately $0.5 million and $1.0 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements.

     INCOME TAXES

     We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 28, 2005 was 33%, as compared to 35% in the three months ended February 29, 2004, respectively. The lower rates for the three months ended February 28, 2005 reflect the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

     Undistributed earnings of Chattem Canada amounted to approximately $281 for the three months ended February 28, 2005. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

     For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

     To facilitate discussion of our operating results for the three months ended February 28, 2005 and February 29, 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                                                             INCREASE (DECREASE)
                                                                          ------------------------
                                                 2005          2004         AMOUNT      PERCENTAGE
                                              ----------    ----------    ----------    ----------
                                                             (dollars in thousands)
Domestic net sales                            $   65,569    $   55,606    $    9,963          17.9%
International revenues (including royalties)       5,962         5,631           331           5.9
Total revenues                                    71,531        61,237        10,294          16.8
Cost of sales                                     20,260        16,952         3,308          19.5
Advertising and promotion expense                 20,351        18,532         1,819           9.8
Selling, general and administrative expense       11,884        10,635         1,249          11.7
Litigation settlement                              2,755           194         2,561       1,320.1
Interest expense                                   3,495         4,755        (1,260)        (26.5)
Loss on early extinguishment of debt                  --       (11,309)           nm            nm
Net  income (loss)                                 8,665          (712)        9,377       1,317.0

     DOMESTIC NET SALES

     Domestic net sales for the three months ended February 28, 2005 increased $10.0 million or 17.9% as compared to the comparable period of 2004. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                             INCREASE (DECREASE)
                                                                          ------------------------
                                                 2005          2004         AMOUNT      PERCENTAGE
                                              ----------    ----------    ----------    ----------
                                                             (dollars in thousands)
Topical analgesics                            $   21,407    $   15,712    $    5,695          36.2%
Medicated skin care products                      17,624        13,332         4,292          32.2
Dietary supplements                                8,660         8,511           149           1.8
Medicated dandruff shampoos and conditioner        9,800         9,221           579           6.3
Other OTC and toiletry products                    8,078         8,830          (752)         (8.5)
                                              ----------    ----------    ----------
  Total                                       $   65,569    $   55,606    $    9,963          17.9
                                              ==========    ==========    ==========

     Net sales growth in the topical analgesic category was led by 53% and 50% increases in sales of ASPERCREME and ICY HOT, respectively. ASPERCREME'S sales increase was driven by the launch of the Odor-Free Therapy Back and Body Patch. ICY HOT continued to benefit from the ICY HOT Medicated Sleeve and the effective advertising campaign featuring Shaquille O'Neal. Net sales growth in this category also resulted from 13% and 10% increases in SPORTSCREME and CAPZASIN sales, respectively. The overall sales growth in this category was partially offset by a decline in sales of FLEXALL as competition from inside and outside the category increased and media support was curtailed.

     Net sales growth in the medicated skin care products category resulted from a 42% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 70%, 52%, 23% and 20% increases from the lotion, foot care, powder and cream product lines, respectively. The increase in sales from the GOLD BOND lotion line of products was attributable to the continuing strength of GOLD BOND ULTIMATE Healing Skin Therapy Lotion. The increase in net sales of GOLD BOND foot resulted from increased distribution, GOLD BOND cream benefited from an effective advertising campaign, and GOLD BOND powder sales were driven by the launch of GOLD BOND ULTIMATE Comfort Powder.

     Net sales growth in the dietary supplements category was led by a 34% increase in sales of NEW PHASE as a result of the introduction of NEW PHASE Extra Strength. The increase in net sales of NEW PHASE was partially offset by a 7% decline in sales of GARLIQUE.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased due to an effective advertising campaign.

     The decrease in net sales for the other OTC and toiletry products category was due primarily to sales decreases of PAMPRIN and PREMSYN, which both lost distribution at a major retailer during the second quarter of fiscal 2004. The decrease was partially offset by an increase in net sales of SUN-IN as a result of expanded distribution.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

     INTERNATIONAL REVENUES

     For the first quarter of fiscal 2005, international revenues increased $0.3 million or 5.9% as compared to the first quarter of fiscal 2004 due principally to strengthening sales of SELSUN in certain European and Middle Eastern countries. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 28.3% for the first quarter of fiscal 2005 as compared to 27.7% for the first quarter of fiscal 2004. Gross margin of 71.7% was attributable to favorable product mix, purchasing and manufacturing efficiencies and ongoing cost savings programs.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the first quarter of fiscal 2005 increased $1.8 million or 9.8% as compared to the same quarter of fiscal 2004 and were 28.5% of total revenues for the three months ended February 28, 2005 compared to 30.2% for the comparable period of fiscal 2004. The decrease in advertising and promotion expense as a percentage of revenues of 1.7% represents a more effective use of advertising to generate sales. Increases in advertising and promotion expenditures in the current period were recorded for ICY HOT, ASPERCREME, CAPZASIN, DEXATRIM, SELSUN BLUE, GARLIQUE, NEW PHASE and GOLD BOND powder, lotion and foot care lines. Decreases in advertising and promotion expenditures were recognized for FLEXALL, PHISODERM, PAMPRIN and PREMSYN.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $1.2 million or 11.7% as compared to the same quarter of fiscal 2004. Selling, general and administrative expenses were 16.6% and 17.4% of total revenues for the first quarter of fiscal 2005 and 2004, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to an increase in fuel costs. The increase in general and administrative expenses was largely a result of increased compensation and insurance expense.

     LITIGATION SETTLEMENT CHARGES

     Litigation settlement charges were $2.8 million in the first quarter of fiscal 2005. This expense was attributable to incurring $1.1 million of legal expenses relating to the DEXATRIM PPA settlement, and $1.7 million associated with DEXATRIM ephedrine-related claims and legal expenses.

     INTEREST EXPENSE

     Interest expense decreased $1.3 million or 26.5% in the first quarter of fiscal 2005 as compared to the same quarter of fiscal 2004. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the first quarter of fiscal 2004, we retired $174.5 million principal amount of our 8.875% Subordinated Notes and the remaining outstanding balance of our Credit Facility, which resulted in a loss on early extinguishment of debt of $11.3 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

     Cash of $7.9 million and $4.3 million was provided by operations for the three months ended February 28, 2005 and February 29, 2004, respectively. The increase in cash flows from operations over the prior period was primarily attributable to an increase in refundable income taxes and accounts payable. In addition, prepaid expenses and other assets decreased as a result of an increase in prepaid advertising in the first quarter of fiscal 2005.

     Investing activities provided cash of $68,000 and used cash of $1.0 million in the three months ended February 28, 2005 and February 29, 2004, respectively. The usage of cash in the first quarter of fiscal 2004 was primarily due to the increase in cash surrender value related to executive and director insurance policies.

     Financing activities used cash of $4.4 million and $1.0 million in the three months ended February 28, 2005 and February 29, 2004, respectively. The increase in cash used in the current period was primarily attributable to the $3.5 million repurchase of common stock and the repayment of loans related to executive and director life insurance policies as compared to the prior period reflecting the refinancing transaction.

     In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. In the first quarter of fiscal 2005, we repurchased 102,500 shares for $3.5 million. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. Subsequent to February 28, 2005, we have repurchased 115,800 of our shares for $4.2 million.

FOREIGN OPERATIONS
------------------

     Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom ("U.K.") subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the three months ended February 28, 2005 and February 29, 2004, these subsidiaries accounted for 7% of total revenues, respectively, and 5% and 3% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. (Losses) gains of $(10,000) and $34,000 for the three months ended February 28, 2005 and February 29, 2004, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), which supercedes Interpretation No. 46, "Consolidation of Variable Interest Entities" issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity ("VIE"), as defined, when the company will absorb a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have an impact on our financial position, results of operations or cash flows.

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

     In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 is not expected to have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 5 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our interim periods beginning after June 15, 2005.

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

     Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of February 28, 2005, was $75.0 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (5.38% as of February 28, 2005). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of February 28, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate on the Revolving Credit Facility was 6.0%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of February 28, 2005, and a charge of $0.3 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $0.5 million, net of tax.

     We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Operations. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.3 million as of February 28, 2005.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of February 28, 2005 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Note 18 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     A summary of the common stock repurchase activity for our first quarter of fiscal 2005 is as follows:

                                                                    TOTAL NUMBER OF      MAXIMUM DOLLAR
                                                                  SHARES PURCHASED AS    VALUE THAT MAY
                                                                   PART OF PUBLICLY     YET BE PURCHASED
                            TOTAL NUMBER OF      AVERAGE PRICE      ANNOUNCED PLANS     UNDER THE PLANS
       PERIOD              SHARES PURCHASED    PAID PER SHARE(1)    OR PROGRAMS(2)        OR PROGRAMS
-----------------------    ----------------    ----------------    ----------------     ----------------
December 1- December 31            500               $32.50                 500           $14,950,220
January 1 - January 31          99,800               $34.24              99,800           $28,479,862
February 1 - February 28         2,200               $36.55               2,200           $28,399,452
  Total First Quarter          102,500               $34.28             102,500           $28,399,452

(1)  Average price paid per share includes broker commissions.

(2) Our stock buyback program authorizing the purchase of up to $20.0 million of our common stock was announced in January 2004. In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. There is no expiration date specified for our stock buyback program.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
        None.


ITEM 5. OTHER INFORMATION
-------------------------
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

        (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

             Exhibit Number            Description
             --------------            -----------

                 10.1 Final Settlement Trust Agreement among Chattem, Inc. and AmSouth Bank dated March 16, 2005

                 10.2 Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005

                 10.3 First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as Agent

                 10.4 Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as Agent

                 31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

                 31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

                 32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350


        (b) During the first quarter ended February 28, 2005, we filed the following Form 8-K reports with the Securities and Exchange
             Commission:

             Form 8-K, filed December 20, 2004, announcing a term sheet of settlement between Chattem, Inc. and Interstate Fire & Casualty Company.

             Form 8-K, filed January 20, 2005, containing a copy of our press release announcing our financial results for the fourth fiscal quarter of 2004.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CHATTEM, INC.
                                      ------------------------------------------
                                       (Registrant)




Dated:  April 1, 2005                 /s/ A. Alexander Taylor II
        -------------                 ------------------------------------------
                                      A. Alexander Taylor II
                                      President, Chief Operating Officer
                                      and Director
                                      (Chief Operating Officer)




Dated:  April 1, 2005                 /s/ Richard D. Moss
        -------------                 ------------------------------------------
                                      Richard D. Moss
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------






Exhibit Number       Description of Exhibit
--------------       ----------------------

   10.1 Final Settlement Trust Agreement among Chattem, Inc. and AmSouth Bank dated March 16, 2005

   10.2 Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005

   10.3 First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as Agent

   10.4 Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as Agent

   31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

   31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

   32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350