Form 10-Q
period 2005-05-31
CHATTEM INC
filed 2005-07-06
CIK 19520

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


                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005
                          COMMISSION FILE NUMBER 0-5905


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

AS OF JULY 1, 2005, 19,784,032 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.
================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----
                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of May 31, 2005 and
      November 30, 2004                                                      3

    Condensed Consolidated Statements of Operations for the Three and
      Six Months Ended May 31, 2005 and May 31, 2004                         5

    Condensed Consolidated Statements of Cash Flows for the Six Months
      Ended May 31, 2005 and May 31, 2004                                    6

    Notes to Condensed Consolidated Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               26

  Item 3. Quantitative and Qualitative Disclosures About Market Risks       37

  Item 4. Controls and Procedures                                           37

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 38

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       38

  Item 3. Defaults Upon Senior Securities                                   38

  Item 4. Submission of Matters to a Vote of Security Holders               38

  Item 5. Other Information                                                 38

  Item 6. Exhibits and Reports on Form 8-K                                  39

SIGNATURES                                                                  40

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                       MAY 31,       NOVEMBER 30,
ASSETS                                                                  2005            2004
------                                                               ----------      ----------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   35,817      $   40,193
  Accounts receivable, less allowances of $ 3,396 at
    May 31, 2005 and $1,682 at November 30, 2004                         45,526          32,098
  Inventories                                                            21,995          21,690
  Refundable income taxes                                                   --            4,702
  Deferred income taxes                                                   2,511           4,308
  Prepaid expenses and other current assets                               5,417           3,683
                                                                     ----------      ----------
    Total current assets                                                111,266         106,674
                                                                     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                       28,012          28,765
                                                                     ----------      ----------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net           222,163         225,560
  Debt issuance costs, net                                                4,331           5,174
  Other                                                                   5,074           5,551
                                                                     ----------      ----------
    Total other noncurrent assets                                       231,568         236,285
                                                                     ----------      ----------

      TOTAL ASSETS                                                   $  370,846      $  371,724
                                                                     ==========      ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)

                                                                       MAY 31,       NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2005            2004
------------------------------------                                 ----------      ----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
   Accounts payable and other                                        $   17,730      $   13,341
   Accrued liabilities                                                   16,943          23,763
                                                                     ----------      ----------
     Total current liabilities                                           34,673          37,104
                                                                     ----------      ----------

LONG-TERM DEBT                                                          182,500         200,000
                                                                     ----------      ----------

DEFERRED INCOME TAXES                                                    29,883          25,732
                                                                     ----------      ----------

OTHER NONCURRENT LIABILITIES                                              1,832           1,776
                                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
    none issued                                                             --              --
  Common shares, without par value, authorized 50,000,
    issued and outstanding 19,849 at May 31, 2005 and
   19,882 at November 30, 2004                                           77,994          85,949
  Retained earnings                                                      48,060          23,888
                                                                     ----------      ----------
                                                                        126,054         109,837
  Unamortized value of restricted common shares issued                   (3,452)         (2,386)
  Cumulative other comprehensive income, net of tax:
    Interest rate cap adjustment                                           (515)           (316)
    Foreign currency translation adjustment                                (129)            (23)
                                                                     ----------      ----------
     Total shareholders' equity                                         121,958         107,112
                                                                     ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                                     $  370,846      $  371,724
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
             (Unaudited and in thousands, except per share amounts)

                                                            FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                ENDED MAY 31,                 ENDED MAY 31,
                                                          ------------------------      ------------------------
                                                             2005           2004           2005           2004
                                                          ---------      ---------      ---------      ---------
REVENUES:
  Net sales                                               $  75,640      $  69,886      $ 147,120      $ 130,813
  Royalties                                                      47            206             98            516
                                                          ---------      ---------      ---------      ---------
    Total revenues                                           75,687         70,092        147,218        131,329
                                                          ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Cost of sales                                              21,116         20,556         41,376         37,508
  Advertising and promotion                                  20,731         19,080         41,082         37,612
  Selling, general and administrative                        12,335         10,671         24,219         21,306
  Litigation settlement                                      (5,587)         3,463         (2,832)         3,657
                                                          ---------      ---------      ---------      ---------
    Total costs and expenses                                 48,595         53,770        103,845        100,083
                                                          ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                       27,092         16,322         43,373         31,246
                                                          ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                           (3,458)        (3,639)        (6,953)        (8,394)
  Investment and other income, net                              255            115            402            160
  Loss on early extinguishment of debt                         (744)        (1,649)          (744)       (12,958)
                                                          ---------      ---------      ---------      ---------
    Total other income (expense)                             (3,947)        (5,173)        (7,295)       (21,192)
                                                          ---------      ---------      ---------      ---------

INCOME BEFORE INCOME TAXES                                   23,145         11,149         36,078         10,054

PROVISION FOR INCOME TAXES                                    7,638          3,902         11,906          3,519
                                                          ---------      ---------      ---------      ---------

NET INCOME                                                $  15,507      $   7,247      $  24,172      $   6,535
                                                          =========      =========      =========      =========

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic                         19,595         19,286         19,621         19,193
                                                          =========      =========      =========      =========
  Weighted average and potential dilutive outstanding        20,474         20,176         20,474         20,038
                                                          =========      =========      =========      =========

NET INCOME PER COMMON SHARE:
    Basic                                                 $     .79      $     .38      $    1.23      $     .34
                                                          =========      =========      =========      =========
    Diluted                                               $     .76      $     .36      $    1.18      $     .33
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
              (Unaudited and in thousands, except per share amount)

                                                                        FOR THE SIX MONTHS ENDED
                                                                        ------------------------
                                                                          MAY 31,        MAY 31,
                                                                           2005           2004
                                                                        ---------      ---------
OPERATING ACTIVITIES:
 Net income                                                             $  24,172      $   6,535
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                          3,107          3,072
     Deferred income taxes                                                  6,120          5,218
     Tax (expense) benefit realized from stock option plans                (2,807)         2,504
     Loss on early extinguishment of debt                                     744         12,958
     Other, net                                                                51             49
     Changes in operating assets and liabilities:
       Accounts receivable                                                (13,428)       (13,579)
       Inventories                                                           (305)        (1,280)
       Refundable income taxes                                              4,702         (2,138)
       Prepaid expenses and other current assets                            1,487          2,295
       Accounts payable and accrued liabilities                            (2,431)        (2,103)
                                                                        ---------      ---------
          Net cash provided by operating activities                        21,412         13,531
                                                                        ---------      ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                 (956)        (1,240)
  Sales (purchases) of patents, trademarks and other product rights         3,252            (19)
  Increase in other assets, net                                            (2,309)          (701)
                                                                        ---------      ---------
           Net cash used in investing activities                              (13)        (1,960)
                                                                        ---------      ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                             (17,500)      (212,288)
  Proceeds from long-term debt                                               --          200,000
  Proceeds from borrowings under revolving credit facility                   --           25,000
  Repayment of policy loans                                                (1,031)       (25,000)
  Proceeds from exercise of stock options                                   1,618          2,880
  Repurchase of common shares                                              (8,596)        (3,234)
  Increase in debt issuance costs                                            --           (5,718)
  Debt retirement costs                                                      (282)        (7,861)
  Premium on interest rate cap agreement                                     --           (1,375)
                                                                        ---------      ---------
          Net cash used in financing activities                           (25,791)       (27,596)
                                                                        ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   16            (16)
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS:
  Decrease for the period                                                  (4,376)       (16,041)
  At beginning of period                                                   40,193         26,931
                                                                        ---------      ---------
  At end of period                                                      $  35,817      $  10,890
                                                                        =========      =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 50 and 70 shares of restricted common stock at a value of $35.37 and $19.98 per share for the six months
ended May 31, 2005 and 2004, respectively                               $   1,768      $   1,399

PAYMENTS FOR:
  Interest                                                              $   6,641      $   7,807
  Taxes                                                                 $     342      $     196

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

     In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 4. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our first fiscal year that begins after June 15, 2005.

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

     The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

     The FASB issued Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1") on December 21, 2004. In accordance with FSP FAS 109-1, we will treat the deduction for qualified domestic manufacturing activities, which is effective upon issuance, as a reduction of the income tax provision in future years as realized.

     In December 2004, the FASB issued Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision.

4.   STOCK-BASED COMPENSATION
     ------------------------

     Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees, while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 and 2005 Stock Incentive Plans provide for the issuance of up to 1,500 shares of common stock each. Options vest ratably over four years and are exercisable for a period of up to ten years from the date of grant.

     For SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") purposes, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005 and 2004: expected dividend yield of 0%, expected volatility of 56% and 60%, respectively, risk-free interest rates of 3.98% and 4.65%, respectively, and expected lives of approximately five years, respectively.

     Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and six months ended May 31, 2005 and 2004, respectively, as indicated below:

                                                     For the Three Months        For the Six Months
                                                         Ended May 31,              Ended May 31,
                                                    ----------------------     ----------------------
                                                       2005         2004          2005         2004
                                                    ---------    ---------     ---------    ---------
     Net income:
       As reported                                  $  15,507    $   7,247     $  24,172    $   6,535
       Fair value method compensation cost, net         1,464        1,110         2,732        1,999
                                                    ---------    ---------     ---------    ---------
       Pro forma                                    $  14,043    $   6,137     $  21,440    $   4,536
                                                    =========    =========     =========    =========

     Net income per share, basic:
       As reported                                  $     .79    $     .38     $    1.23    $     .34
       Pro forma                                    $     .72    $     .32     $    1.09    $     .24

     Net income per share, diluted:
       As reported                                  $     .76    $     .36     $    1.18    $     .33
       Pro forma                                    $     .69    $     .30     $    1.05    $     .23

5.   EARNINGS PER SHARE
     ------------------

     The following table presents the computation of per share earnings for the three and six months ended May 31, 2005 and 2004, respectively:

                                                          For the Three Months        For the Six Months
                                                              Ended May 31,              Ended May 31,
                                                         ----------------------     ----------------------
                                                            2005         2004          2005         2004
                                                         ---------    ---------     ---------    ---------
     NET INCOME                                          $  15,507    $   7,247     $  24,172    $   6,535
                                                         =========    =========     =========    =========
     NUMBER OF COMMON SHARES:
        Weighted average outstanding                        19,595       19,286        19,621       19,193
        Issued upon assumed exercise of outstanding
        stock options                                          811          814           793          783
        Effect of issuance of restricted common shares          68           76            60           62
                                                         ---------    ---------     ---------    ---------
        Weighted average and potential
          dilutive outstanding (1)                          20,474       20,176        20,474       20,038
                                                         =========    =========     =========    =========

     NET INCOME PER COMMON   SHARE:
         Basic                                           $     .79    $     .38     $    1.23    $     .34
                                                         =========    =========     =========    =========
         Diluted                                         $     .76    $     .36     $    1.18    $     .33
                                                         =========    =========     =========    =========

     (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 211 and 199 shares for the three months ended May 31, 2005 and 2004, respectively, and 107 and 100 shares for the six months ended May 31, 2005 and 2004, respectively.

6.   ADVERTISING EXPENSES
     --------------------

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

7.   SHIPPING AND HANDLING
     ---------------------

     Shipping and handling costs of $2,204 and $1,999 are included in selling expenses for the three months ended May 31, 2005 and 2004, respectively, and $4,061 and $3,434 for the six months ended May 31, 2005 and 2004, respectively.

8.   PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     -----------------------------------------------------

     The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $221,653 and $224,797 as of May 31, 2005 and November 30,
2004, respectively. The gross carrying amount of intangible assets subject to amortization at May 31, 2005 and November 30, 2004, which consist primarily of non-compete agreements, was $2,139 and $2,400, respectively. The related accumulated amortization of intangible assets at May 31, 2005 and November 30, 2004 was $1,629 and $1,637, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2005 and 2004 was $73 and $73, respectively, and for the six months ended May 31, 2005 and 2004 was $145 and $149, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2006, 2007, 2008, 2009 and 2010 is $290, $123, $40, $20 and $0, respectively.

     On February 28, 2005, we entered into an agreement to sell the trademark and product rights of our SELSUN business in certain countries in Africa and Asia. As a result of the sale, $3,143 of indefinite-lived assets and $108 of intangible assets subject to amortization were retired, which resulted in an insignificant loss.

9.   INVENTORIES
     -----------

     Inventories consisted of the following as of May 31, 2005 and November 30, 2004:

                                                            2005         2004
                                                         ---------    ---------

     Raw materials and work in process                   $  11,938    $  10,728
     Finished goods                                         11,490       12,395
     Excess of current cost over LIFO values                (1,433)      (1,433)
                                                         ---------    ---------
         Total inventories                               $  21,995    $  21,690
                                                         =========    =========

10.  ACCRUED LIABILITIES
     -------------------

     Accrued liabilities consisted of the following as of May 31, 2005 and November 30, 2004:

                                                            2005         2004
                                                         ---------    ---------

     Interest                                            $   3,021    $   3,152
     Salaries, wages and commissions                         3,413        4,886
     Product advertising and promotion                       2,839        3,750
     Litigation settlement and legal fees                    2,686       10,046
     Taxes payable                                           3,721          --
     Other                                                   1,263        1,929
                                                         ---------    ---------
         Total accrued liabilities                       $  16,943    $  23,763
                                                         =========    =========

11.  LONG-TERM DEBT
     --------------

     Long-term debt consisted of the following as of May 31, 2005 and November 30, 2004:

                                                            2005         2004
                                                         ---------    ---------
     Revolving Credit Facility due 2009 at a variable
       rate of 6.5% and 5.5% as of May 31, 2005 and
       November 30, 2004, respectively                   $     --     $     --

     Floating Rate Senior Notes due 2010 at a variable
       rate of 5.91% and 4.78% as of May 31, 2005 and
       November 30, 2004, respectively                      75,000       75,000
     7.0% Senior Subordinated Notes due 2014               107,500      125,000
                                                         ---------    ---------
     Total long-term debt                                  182,500      200,000
     Less:  current maturities                                 --           --
                                                         ---------    ---------
     Total long-term debt, net of current maturities     $ 182,500    $ 200,000
                                                         =========    =========

     On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate was 6.5%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On July 1, 2005, we had no borrowings outstanding under our Revolving Credit Facility.

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

     Due to our refinancing transactions, during the six months ended May 31, 2004 tender premiums and related fees of $7,861 were paid and net debt issuance costs of $5,097 were written off and charged to loss on early extinguishment of debt in the Condensed Consolidated Statements of Operations. In addition, new debt issuance costs of $5,718 were capitalized.

     Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the "Floating Rate Notes") and $125,000 of 7.0% Senior Subordinated Notes due March 1, 2014 (the "7.0% Subordinated

Notes"), the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

     During the second quarter of fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt of $744. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

     The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (5.91% as of May 31, 2005). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $264 is included in prepaid expenses and other current assets, and the long-term portion of $292 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of May 31, 2005, and a charge of $515, net of tax, was recorded to other comprehensive income. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%.

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

     The future maturities of long-term debt outstanding as of May 31, 2005 are as follows:

     2006                                   $     --
     2007                                         --
     2008                                         --
     2009                                         --
     2010                                      75,000
     Thereafter                               107,500
                                            ---------
                                            $ 182,500
                                            =========

12.  COMPREHENSIVE INCOME
     --------------------

     Comprehensive income consisted of the following components for the three and six months ended May 31, 2005 and 2004, respectively:

                                                          For the Three Months        For the Six Months
                                                              Ended May 31,              Ended May 31,
                                                         ----------------------     ----------------------
                                                            2005         2004          2005         2004
                                                         ---------    ---------     ---------    ---------
     Net income                                          $  15,507    $   7,247     $  24,172    $   6,535
     Other - interest rate cap adjustment                     (168)          --          (199)         --
     Other - foreign currency translation adjustment          (112)        (151)         (106)         119
                                                         ---------    ---------     ---------    ---------
        Total                                            $  15,227    $   7,096     $  23,867    $   6,654
                                                         =========    =========     =========    =========

13.  STOCK BUYBACK
     -------------

     In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30,000. During the six months ended May 31, 2005, we repurchased 239 shares of our common stock for $8,596. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. As of July 1, 2005, we have repurchased 146 shares of our common stock for $6,068 subsequent to May 31, 2005.

14.  RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
     --------------------------------------------------------

     RETIREMENT PLANS

     We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at May 31, 2005 and November 30, 2004 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

     Net periodic pension cost for the three and six months ended May 31, 2005 and 2004 comprised the following components:

                                                          For the Three Months        For the Six Months
                                                              Ended May 31,              Ended May 31,
                                                         ----------------------     ----------------------
                                                            2005         2004          2005         2004
                                                         ---------    ---------     ---------    ---------
     Service cost                                        $     --     $     --      $     --     $     --
     Interest cost on projected benefit obligation             155          155           310          310
     Actual return on plan assets                             (214)        (178)         (428)        (356)
     Net amortization and deferral                               7           28            14           56
                                                         ---------    ---------     ---------    ---------
     Net pension cost (benefit)                          $     (52)   $       5     $    (104)   $      10
                                                         =========    =========     =========    =========

     No employer contributions were made for the six months ended May 31, 2005 and 2004, and no employer contributions are expected to be made in fiscal 2005.

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

     Net periodic postretirement health care benefits cost for the three and six months ended May 31, 2005 and 2004, included the following components:

                                                          For the Three Months        For the Six Months
                                                              Ended May 31,              Ended May 31,
                                                         ----------------------     ----------------------
                                                            2005         2004          2005         2004
                                                         ---------    ---------     ---------    ---------
     Service cost                                        $      18    $      16     $      36    $      32
     Interest cost on accumulated postretirement
       benefit obligation                                       21           20            42           40
     Amortization of prior service cost                          4            4             8            8
     Amortization of net gain                                   (4)          (8)           (8)         (16)
                                                         ---------    ---------     ---------    ---------
     Net periodic postretirement benefits cost           $      39    $      32     $      78    $      64
                                                         =========    =========     =========    =========

15.  INCOME TAXES
     ------------

     We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and six months ended May 31, 2005 was 33%, as compared to 35% for the three and six months ended May 31, 2004. The lower rate for the three and six months ended May 31, 2005 reflects the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

     Undistributed earnings of Chattem Canada amounted to approximately $470 and $751 for the three and six months ended May 31, 2005. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

16.  PRODUCT SEGMENT INFORMATION
     ---------------------------

     Net sales of our domestic product categories within our single healthcare business segment for the three and six months ended May 31, 2005 and 2004 are as follows:

                                                          For the Three Months        For the Six Months
                                                              Ended May 31,              Ended May 31,
                                                         ----------------------     ----------------------
                                                            2005         2004          2005         2004
                                                         ---------    ---------     ---------    ---------
         Topical analgesics                              $  25,044    $  18,134     $  46,452    $  33,846
         Medicated skin care products                       15,833       17,330        33,457       30,663
         Dietary supplements                                10,283       10,369        18,943       18,880
         Medicated dandruff shampoos and conditioner         7,888        7,406        17,688       16,627
         Other OTC and toiletry products                     9,636       10,445        17,713       19,275
                                                         ---------    ---------     ---------    ---------
           Total                                         $  68,684    $  63,684     $ 134,253    $ 119,291
                                                         =========    =========     =========    =========

17.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs' settlement class, which provided for a national class action settlement of all DEXATRIM PPA claims. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the DEXATRIM PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. Both of these appeals have now been dismissed.

     The DEXATRIM PPA settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled eight of the opt out claims. The six remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of July 1, 2005, three of the six remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

     We previously reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle its lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60,885 of the $77,000 of product liability coverage provided by these insurance policies. The $60,885 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $23,385 under policies with two other insurance companies. In accordance with the terms of the class action settlement agreement, this $60,885 of coverage has been funded into a settlement trust. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, pursuant to which Sidmak has contributed $10,000 into the settlement trust. We have also entered into a settlement agreement with Interstate Fire & Casualty Company ("Interstate") with regard to its $25,000 of coverage in excess of the insurance funds available in the settlement trust. In accordance with the settlement agreement, Interstate has agreed to provide coverage of DEXATRIM PPA claims that are covered by its policy after $78,500 has been paid toward covered claims. If the $78,500 threshold is met, Interstate has agreed to pay 100% of the next $4,000 of claims covered by its policy; 75% of the next $8,500 of such claims; and 50% of the last $12,500 of such claims. Pursuant to our settlement agreement with Interstate, we are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004. However, to the extent that all claims within the class settlement are valued at an amount less than the amount funded into the settlement trust, the claims that are not covered by the Interstate policy will be paid from funds available in the settlement trust.

     Prior to the fourth quarter of fiscal 2004, we were unable to reasonably estimate the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of the claims involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to estimate reasonably the probable loss related to the DEXATRIM litigation. Based upon the then-estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11,345 in the fourth quarter of fiscal 2004, of which $9,519 was included in accrued liabilities in our Consolidated Balance Sheet as of November 30, 2004.

     During the second quarter of fiscal 2005, we resolved approximately 125, or approximately 75%, of the alleged stroke claims submitted in the settlement. The value of these claims was determined through negotiations with representatives of the claimants during which we valued claims using the settlement matrix contained in the court-approved class action settlement agreement. Based on the agreed upon values of the resolved stroke claims as compared to previous estimates, the number of claims actually submitted in accordance with the requirements of the settlement agreement and the estimated remaining settlement costs, we revised our previous estimate of the DEXATRIM litigation settlement costs. As a result of the revised estimate, in the second quarter of fiscal 2005 we reversed $6,009 of the litigation settlement charge that was previously taken in the fourth quarter of fiscal 2004. During the second quarter of fiscal 2005, we incurred and recorded $957 of legal expenses related to the DEXATRIM litigation offset by a $535 reimbursement from the settlement trust for previously incurred administrative costs. As a result of the reversed charge and the net DEXATRIM related expenses incurred in the six months ended May 31, 2005, $2,607 is included in accrued liabilities in our May 31, 2005 Condensed Consolidated Balance Sheet relating to the DEXATRIM litigation.

     We currently do not expect to record any additional charges relative to the settlement costs of the PPA litigation, although we will continue to incur and record future DEXATRIM related legal expenses in the period incurred. Based on our current estimate of the DEXATRIM PPA litigation settlement costs, we believe that the amount funded into the settlement trust from our first three layers of insurance coverage and Sidmak will be sufficient to fully fund all claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper and Sidmak. At this time, given the uncertainty of the final settlement costs, we are unable to estimate reasonably whether we will recover any funds from the settlement trust or the timing or the amount of any potential recovery from the settlement trust.

     We are also named as a defendant in approximately 206 lawsuits relating to DEXATRIM containing PPA which involve alleged injuries by DEXATRIM products containing PPA manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by The DELACO Company ("DELACO"), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of DEXATRIM on December 21, 1998. However, DELACO is seeking to resolve all DEXATRIM cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO's product liability insurance carriers and other sources are expected to fund this plan. We have filed a claim in DELACO's bankruptcy case in order to preserve our claims for indemnification against DELACO.

     In order to resolve DELACO's indemnity obligations to us, we have entered into a settlement agreement with DELACO dated June 30, 2005 ("the DELACO Agreement"). Pursuant to the DELACO Agreement, we will accept liability for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to DEXATRIM products involving an injury date after December 21, 1998, and will hold the DELACO bankruptcy estate completely harmless from any such claims. In exchange, a settlement trust to be established under DELACO's bankruptcy plan will pay us $8,750 and will assume potential liability for all claims related to DEXATRIM products alleging injury dates on or before December 21, 1998. Upon the effective date of the bankruptcy plan, we will be released from liability for all such claims whether the claim is brought by a plaintiff or co-defendant to any DEXATRIM PPA lawsuit. All claims with injury dates prior to December 21, 1998 will be channeled to the DELACO settlement trust, which we expect to come into existence and be funded prior to the effective date of the DELACO bankruptcy plan. This payment and the channeling injunction and release described above will conclusively compromise and settle the claim we previously filed in the DELACO bankruptcy case. The DELACO Agreement is conditioned upon and subject to Bankruptcy Court approval, confirmation of a DELACO bankruptcy plan that contains the terms provided for in the DELACO Agreement and funding of the DELACO settlement trust by a cash contribution to be paid by DELACO's insurance carriers and other parties. In addition, the DELACO Agreement is related to and conditioned upon an agreement DELACO reached with one of its insurance carriers, which also must receive Bankruptcy Court approval.

     Our product liability insurance, as described above, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO's bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states. If the DELACO Agreement receives Bankruptcy Court approval and the DELACO bankruptcy plan is confirmed with the terms required by the DELACO Agreement, we will be released from potential liability in these cases.

     We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. For the current policy period, we are insured for product liability insurance for all of our other products, including DEXATRIM products containing ephedrine, for up to $20,000 through our captive insurance subsidiary, of which approximately $3,200 is funded as of July 1, 2005. We also have $30,000 of excess coverage through third party insurers. There are two lawsuits currently pending against us related to DEXATRIM containing ephedrine.

     On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine. On April 13, 2005, the United States District Court for the District of Utah ruled that FDA erred in using a risk-benefit analysis as the basis for its ban of ephedra at all dosage levels. This ruling potentially calls into question the FDA's final rule on ephedrine alkaloids. However, FDA is appealing the District Court's decision.

     We previously were named in a class action filed in the United States District Court for the Southern District of New York seeking certification of a class consisting of New York residents who have purchased DEXATRIM Results or DEXATRIM Natural since January 2000. The class action lawsuit sought compensatory and punitive damages arising out of allegedly false advertising in connection with the sale of DEXATRIM Results and DEXATRIM Natural products. None of the plaintiffs in this action alleged personal injury as a result of the ingestion of a DEXATRIM product. On March 29, 2004, a stipulation was submitted to the court dismissing the case on jurisdictional grounds. Pursuant to the stipulation, the plaintiffs may re-file the class action in New York state court. These plaintiffs have not refiled this lawsuit as of July 1, 2005.

     We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiffs' individual claim and each member of the proposed class does not exceed $75. We filed an answer on June 28, 2004 and are vigorously defending the lawsuit.

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

     On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of DEXATRIM containing ephedrine in September 2002, the FDA's final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of DEXATRIM containing ephedrine. On April 13, 2005, the United States District Court for the District of Utah ruled that FDA erred in using a risk-benefit analysis as the basis for its ban of ephedra at all dosage levels. This ruling potentially calls into question the FDA's final rule on ephedrine alkaloids. However, FDA is appealing the District Court's decision.

     We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. We are uncertain as to when the monograph is likely to become final.

     Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the ICY HOT Sleeve, a flexible, non-occlusive fabric patch with menthol levels consistent with the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research ("CDER"), we are uncertain as to when the monograph is likely to become final. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application ("NDA") in order to continue to market the ICY HOT Patch, ICY HOT Sleeve or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted.

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

     In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs ("NSAIDs") for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx(R), Bextra(R), and Celebrex(R). In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovasular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAIDs. Well-known OTC NSAIDs such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s, will be affected by this regulatory action. Manufacturers of OTC NSAIDs are being asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our PAMPRIN ALL DAY product, which contains naproxen sodium, will be subject to these new labeling requirements. PAMPRIN ALL DAY is manufactured for us by The Perrigo Company ("Perrigo"), holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo expects to make the mandated labeling changes within the time-frame required by the FDA. We do not currently expect the distribution of PAMPRIN ALL DAY to be adversely affected as a result of the required labeling changes.

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


18.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     --------------------------------------------

     The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of May 31, 2005 arose in conjunction with Chattem's Revolving Credit Facility and Chattem's issuance of the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 11). The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2005 is $182,500.

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

MAY 31, 2005
(Unaudited and in thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                       $  25,666     $   2,588     $   7,563     $    --       $  35,817
  Accounts receivable, less allowances of $3,396                     38,822        21,410         6,704       (21,410)       45,526
  Interest receivable                                                    17         1,237          --          (1,254)         --
  Inventories                                                        17,341         2,093         2,561          --          21,995
  Deferred income taxes                                               2,511          --            --            --           2,511
  Prepaid expenses and other current assets                           1,944          --           3,473          --           5,417
                                                                  ---------     ---------     ---------     ---------     ---------
     Total current assets                                            86,301        27,328        20,301       (22,664)      111,266
                                                                  ---------     ---------     ---------     ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                   26,993           775           244          --          28,012
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net           509       283,944          --         (62,290)      222,163
  Debt issuance costs, net                                            4,331          --            --            --           4,331
  Investment in subsidiaries                                        266,105        33,000        70,266      (369,371)         --
  Note receivable                                                      --          33,000          --         (33,000)         --
  Other                                                               5,414          --            (340)         --           5,074
                                                                  ---------     ---------     ---------     ---------     ---------
     Total other noncurrent assets                                  276,359       349,944        69,926      (464,661)      231,568
                                                                  ---------     ---------     ---------     ---------     ---------

       TOTAL ASSETS                                               $ 389,653     $ 378,047     $  90,471     $(487,325)    $ 370,846
                                                                  =========     =========     =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and other                                      $  14,725     $    --       $   3,005     $    --       $  17,730
  Accrued liabilities                                                32,234         3,025         4,348       (22,664)       16,943
                                                                  ---------     ---------     ---------     ---------     ---------
     Total current liabilities                                       46,959         3,025         7,353       (22,664)       34,673
                                                                  ---------     ---------     ---------     ---------     ---------

LONG-TERM DEBT                                                      182,500          --          33,000       (33,000)      182,500
                                                                  ---------     ---------     ---------     ---------     ---------

DEFERRED INCOME TAXES                                                   683        29,200          --            --          29,883
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT LIABILITIES                                          1,832          --            --            --           1,832
                                                                  ---------     ---------     ---------     ---------     ---------

INTERCOMPANY ACCOUNTS                                                35,715       (35,888)          173          --            --
                                                                  ---------     ---------     ---------     ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
     none issued                                                       --            --            --            --            --
  Common shares, without par value, authorized 50,000,
     issued and outstanding 19,849                                   77,994          --            --            --          77,994
  Share capital of subsidiaries                                        --         329,704        43,209      (372,913)         --
  Retained earnings                                                  48,060        52,006         6,618       (58,624)       48,060
                                                                  ---------     ---------     ---------     ---------     ---------
     Total                                                          126,054       381,710        49,827      (431,537)      126,054
                                                                  ---------     ---------     ---------     ---------     ---------
  Unamortized value of restricted common shares issued               (3,452)         --            --            --          (3,452)
  Cumulative other comprehensive income, net of taxes:
     Interest rate cap adjustment                                      (515)         --            --            --            (515)
     Foreign currency translation adjustment                           (123)         --             118          (124)         (129)
                                                                  ---------     ---------     ---------     ---------     ---------
     Total shareholders' equity                                     121,964       381,710        49,945      (431,661)      121,958
                                                                  ---------     ---------     ---------     ---------     ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 389,653     $ 378,047     $  90,471     $(487,325)    $ 370,846
                                                                  =========     =========     =========     =========     =========

                                       20

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

NOVEMBER 30, 2004
(In thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                       $  28,344     $   1,967     $   9,882     $    --       $  40,193
  Accounts receivable, less allowances of $1,682                     26,727         8,733         5,376        (8,738)       32,098
  Interest receivable                                                  --             619          --            (619)         --
  Inventories                                                        16,681         3,020         1,989          --          21,690
  Refundable income taxes                                             4,702          --            --            --           4,702
  Deferred income taxes                                               4,308          --            --            --           4,308
  Prepaid expenses and other current assets                           3,489          --             194          --           3,683
                                                                  ---------     ---------     ---------     ---------     ---------
     Total current assets                                            84,251        14,339        17,441        (9,357)      106,674
                                                                  ---------     ---------     ---------     ---------     ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                   27,724           775           266          --          28,765
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net           763       287,087          --         (62,290)      225,560
  Debt issuance costs, net                                            5,174          --            --            --           5,174
  Investment in subsidiaries                                        249,999        33,000        68,477      (351,476)         --
  Note receivable                                                      --          33,000          --         (33,000)         --
  Other                                                               4,681          --             870          --           5,551
                                                                  ---------     ---------     ---------     ---------     ---------
     Total other noncurrent assets                                  260,617       353,087        69,347      (446,766)      236,285
                                                                  ---------     ---------     ---------     ---------     ---------

       TOTAL ASSETS                                               $ 372,592     $ 368,201     $  87,054     $(456,123)    $ 371,724
                                                                  =========     =========     =========     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and other                                      $  11,398     $    --       $   1,943     $    --       $  13,341
  Accrued liabilities                                                27,435         1,107         4,578        (9,357)       23,763
                                                                  ---------     ---------     ---------     ---------     ---------
     Total current liabilities                                       38,833         1,107         6,521        (9,357)       37,104
                                                                  ---------     ---------     ---------     ---------     ---------

LONG-TERM DEBT                                                      200,000          --          33,000       (33,000)      200,000
                                                                  ---------     ---------     ---------     ---------     ---------

DEFERRED INCOME TAXES                                                  (511)       26,243          --            --          25,732
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER NONCURRENT LIABILITIES                                          1,776          --            --            --           1,776
                                                                  ---------     ---------     ---------     ---------     ---------

INTERCOMPANY ACCOUNTS                                                25,382       (25,484)          102          --            --
                                                                  ---------     ---------     ---------     ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
     none issued                                                       --            --            --            --            --
  Common shares, without par value, authorized 50,000,
     issued and outstanding 19,882                                   85,949          --            --            --          85,949
  Share capital of subsidiaries                                        --         329,705        41,100      (370,805)         --
  Retained earnings                                                  23,888        36,630         6,115       (42,745)       23,888
                                                                  ---------     ---------     ---------     ---------     ---------
     Total                                                          109,837       366,335        47,215      (413,550)      109,837
                                                                  ---------     ---------     ---------     ---------     ---------
  Unamortized value of restricted common shares issued               (2,386)         --            --            --          (2,386)
  Cumulative other comprehensive income, net of taxes:
     Interest rate cap adjustment                                      (316)         --            --            --            (316)
     Foreign currency translation adjustment                            (23)         --             216          (216)          (23)
                                                                  ---------     ---------     ---------     ---------     ---------
     Total shareholders' equity                                     107,112       366,335        47,431      (413,766)      107,112
                                                                  ---------     ---------     ---------     ---------     ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 372,592     $ 368,201     $  87,054     $(456,123)    $ 371,724
                                                                  =========     =========     =========     =========     =========

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
------------------------------------------------

FOR THE SIX MONTHS ENDED MAY 31, 2005
(Unaudited and in thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
TOTAL REVENUES                                                    $ 119,374     $  40,447     $  10,372     $ (22,975)    $ 147,218
                                                                  ---------     ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
  Cost of sales                                                      33,290         4,964         4,687        (1,565)       41,376
  Advertising and promotion                                          31,881         7,009         2,192          --          41,082
  Selling, general and administrative                                23,311           193           715          --          24,219
  Litigation settlement                                              (4,908)         --           2,076          --          (2,832)
  Equity in subsidiary income                                       (15,878)         --            --          15,878          --
                                                                  ---------     ---------     ---------     ---------     ---------
     Total costs and expenses                                        67,696        12,166         9,670        14,313       103,845
                                                                  ---------     ---------     ---------     ---------     ---------

INCOME FROM OPERATIONS                                               51,678        28,281           702       (37,288)       43,373
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (6,953)         --          (1,255)        1,255        (6,953)
  Investment and other income, net                                      324         1,248         1,335        (2,505)          402
  Loss on early extinguishment of debt                                 (744)         --            --            --            (744)
  Royalties                                                         (18,385)       (3,025)         --          21,410          --
  Corporate allocations                                               1,722        (1,690)          (32)         --            --
                                                                  ---------     ---------     ---------     ---------     ---------
     Total other income (expense)                                   (24,036)       (3,467)           48        20,160        (7,295)
                                                                  ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                                           27,642        24,814           750       (17,128)       36,078

PROVISION FOR  INCOME TAXES                                           3,470         8,189           247          --          11,906
                                                                  ---------     ---------     ---------     ---------     ---------

NET INCOME                                                        $  24,172     $  16,625     $     503     $ (17,128)    $  24,172
                                                                  =========     =========     =========     =========     =========

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
------------------------------------------------

FOR THE SIX MONTHS ENDED MAY 31, 2004
(Unaudited and in thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
TOTAL REVENUES                                                    $ 104,264     $  38,417     $   8,942     $ (20,294)    $ 131,329
                                                                  ---------     ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
  Cost of sales                                                      29,428         5,698         3,574        (1,192)       37,508
  Advertising and promotion                                          28,903         6,427         2,282          --          37,612
  Selling, general and administrative                                20,234           216           856          --          21,306
  Litigation settlement                                               3,657          --            --            --           3,657
  Equity in subsidiary income                                       (15,476)         --            --          15,476          --
                                                                  ---------     ---------     ---------     ---------     ---------
     Total costs and expenses                                        66,746        12,341         6,712        14,284       100,083
                                                                  ---------     ---------     ---------     ---------     ---------

INCOME FROM OPERATIONS                                               37,518        26,076         2,230       (34,578)       31,246
                                                                  ---------     ---------     ---------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest expense                                                   (8,394)         --          (1,238)        1,238        (8,394)
  Investment and other income, net                                       94         1,240           689        (1,863)          160
  Loss on early extinguishment of debt                              (12,958)         --            --            --         (12,958)
  Royalties                                                         (15,988)       (3,114)         --          19,102          --
  Corporate allocations                                               1,791        (1,731)          (60)         --            --
                                                                  ---------     ---------     ---------     ---------     ---------
     Total other income (expense)                                   (35,455)       (3,605)         (609)       18,477       (21,192)
                                                                  ---------     ---------     ---------     ---------     ---------

INCOME BEFORE INCOME TAXES                                            2,063        22,471         1,621       (16,101)       10,054
                                                                  ---------     ---------     ---------     ---------     ---------

(BENEFIT FROM) PROVISION FOR INCOME TAXES                            (4,472)        7,865           126          --           3,519
                                                                  ---------     ---------     ---------     ---------     ---------

NET INCOME                                                        $   6,535     $  14,606     $   1,495     $ (16,101)    $   6,535
                                                                  =========     =========     =========     =========     =========

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
------------------------------------------------

FOR THE SIX MONTHS ENDED MAY 31, 2005
(Unaudited and in thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
OPERATING ACTIVITIES:
  Net income                                                      $  24,172     $  16,625     $     503     $ (17,128)    $  24,172
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   3,075          --              32          --           3,107
      Deferred income taxes                                           3,163         2,957          --            --           6,120
      Tax (expense) benefit realized from stock option plans         (2,807)         --            --            --          (2,807)
        Loss on early extinguishment of debt                            744          --            --            --             744
      Other, net                                                         67          --             (16)         --              51
      Equity in subsidiary income                                   (17,128)         --            --          17,128          --
      Changes in operating assets and liabilities:
        Accounts receivable                                         (15,239)       (9,533)       (1,328)       12,672       (13,428)
        Interest receivable                                             (17)         (619)         --             636          --
        Inventories                                                    (660)          927          (572)         --            (305)
        Refundable income taxes                                       4,702          --            --            --           4,702
        Prepaid expenses and other current assets                     1,545          --             (58)         --           1,487
        Accounts payable and accrued liabilities                      8,126         1,919           832       (13,308)       (2,431)
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash provided by (used in) operating activities         9,743        12,276          (607)         --          21,412
                                                                  ---------     ---------     ---------     ---------     ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                           (946)         --             (10)         --            (956)
  Sales of patents, trademarks and other product rights               3,252          --            --            --           3,252
  Increase in other assets, net                                        (199)         --          (2,110)         --          (2,309)
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash provided by (used in) investing activities         2,107          --          (2,120)         --             (13)
                                                                  ---------     ---------     ---------     ---------     ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                       (17,500)         --            --            --         (17,500)
  Repayment of policy loans                                          (1,031)         --            --            --          (1,031)
  Proceeds from exercise of stock options                             1,618          --            --            --           1,618
  Repurchase of common shares                                        (8,596)         --            --            --          (8,596)
  Debt retirement costs                                                (282)         --            --            --            (282)
  Changes in intercompany accounts                                   11,263       (10,405)         (858)         --            --
  Dividends paid                                                       --          (1,250)        1,250          --            --
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash (used in) provided by financing activities       (14,528)      (11,655)          392          --         (25,791)
                                                                  ---------     ---------     ---------     ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           --            --              16          --              16
                                                                  ---------     ---------     ---------     ---------     ---------

CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                                 (2,678)          621        (2,319)         --          (4,376)
  At beginning of period                                             28,344         1,967         9,882          --          40,193
                                                                  ---------     ---------     ---------     ---------     ---------
  At end of period                                                $  25,666     $   2,588     $   7,563     $    --       $  35,817
                                                                  =========     =========     =========     =========     =========

                                                                         Note 18
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
------------------------------------------------

FOR THE SIX MONTHS ENDED MAY 31, 2004
(Unaudited and in thousands)

                                                                                GUARANTOR   NON-GUARANTOR
                                                                                SUBSIDIARY    SUBSIDIARY
                                                                   CHATTEM      COMPANIES     COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                                  ---------     ---------     ---------   ------------  ------------
OPERATING ACTIVITIES:
  Net income                                                      $   6,535     $  14,606     $   1,495     $ (16,101)    $   6,535
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   3,028          --              44          --           3,072
      Deferred income taxes                                           2,687         2,529             2          --           5,218
      Tax benefit realized from stock option exercises                2,504          --            --            --           2,504
      Loss on early extinguishment of debt                           12,958          --            --            --          12,958
      Other, net                                                         33          --              16          --              49
      Equity in subsidiary income                                   (16,101)         --            --          16,101          --
      Changes in operating assets and liabilities:
        Accounts receivable                                         (12,640)       (6,280)         (939)        6,280       (13,579)
        Interest receivable                                            --            (619)         --             619          --
        Inventories                                                  (1,183)         (251)          154          --          (1,280)
        Refundable income taxes                                      (2,119)         --             (19)         --          (2,138)
        Prepaid expenses and other current assets                     3,317          --             (22)       (1,000)        2,295
        Accounts payable and accrued liabilities                      2,729         1,167          (100)       (5,899)       (2,103)
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash provided by operating activities                   1,748        11,152           631          --          13,531
                                                                  ---------     ---------     ---------     ---------     ---------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                         (1,232)         --              (8)         --          (1,240)
  Purchases of patents, trademarks and other product rights            --             (19)         --            --             (19)
  Increase in note receivable                                          --         (33,000)         --          33,000          --
  (Increase) decrease in other assets, net                             (818)         --             117          --            (701)
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash (used in) provided by investing activities        (2,050)      (33,019)          109        33,000        (1,960)
                                                                  ---------     ---------     ---------     ---------     ---------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                      (212,288)         --            --            --        (212,288)
  Proceeds from long-term debt                                      200,000          --            --            --         200,000
  Proceeds from borrowings under revolving credit facility           25,000          --            --            --          25,000
  Payments of revolving credit facility                             (25,000)         --            --            --         (25,000)
  Proceeds from exercise of stock options                             2,880          --            --            --           2,880
  Repurchase of common shares                                        (3,234)         --            --            --          (3,234)
  Increase in debt issuance costs                                    (5,718)         --            --            --          (5,718)
  Debt retirement costs                                              (7,861)         --            --            --          (7,861)
  Premium on interest rate cap agreement                             (1,375)         --            --            --          (1,375)
  Intercompany debt proceeds, net                                      --            --          33,000       (33,000)         --
  Changes in intercompany accounts                                    9,514        23,102       (32,616)         --            --
  Dividends paid                                                       --            (625)          625          --            --
                                                                  ---------     ---------     ---------     ---------     ---------
          Net cash (used in) provided by financing activities       (18,082)       22,477         1,009       (33,000)      (27,596)
                                                                  ---------     ---------     ---------     ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           --            --             (16)         --             (16)
                                                                  ---------     ---------     ---------     ---------     ---------

CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                                (18,384)          610         1,733          --         (16,041)
  At beginning of period                                             18,702         1,964         6,265          --          26,931
                                                                  ---------     ---------     ---------     ---------     ---------
  At end of period                                                $     318     $   2,574     $   7,998     $    --       $  10,890
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

     Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 28% of our total revenues in the six months ended May 31, 2005. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

     Our net income margin (net income/total revenues) was 20.5% and 10.3% for the second quarter of fiscal 2005 and 2004, respectively, and 16.4% and 5.0% for the six months ended May 31, 2005 and 2004, respectively. Our net income (excluding debt extinguishment charge and litigation settlement items) margin (net income (excluding debt extinguishment charge and litigation settlement items/total revenues) was 16.2% and 15.1% for the second quarter of fiscal 2005 and 2004, respectively, and 15.5% and 13.2% for the six months ended May 31, 2005 and 2004, respectively. Net income (excluding debt extinguishment charge and litigation settlement items) margin is a non-GAAP financial measure. We believe that disclosure of net income (excluding debt extinguishment charge and litigation settlement items) margin provides investors with useful information regarding our financial performance and allows for easier comparison with net income margin without the effect of the charges in prior periods. We use this non-GAAP financial measure to analyze our performance to forecasted and prior period results and for other internal purposes. A reconciliation of net income (excluding debt extinguishment charge and litigation settlement items) to net income for the three and six months ended May 31, 2005 and 2004 is presented in the following table:

                                                                     For the Three Months Ended  For the Six Months Ended
                                                                         May 31,      May 31,       May 31,      May 31,
                                                                          2005         2004          2005         2004
                                                                       ---------    ---------     ---------    ---------
                                                                         (dollars in thousands, except per share data)
Net income                                                             $  15,507    $   7,247     $  24,172    $   6,535
Add:
     Loss on early extinguishment of debt                                    744        1,649           744       12,958
     Litigation settlement items                                          (5,587)       3,463        (2,832)       3,657
     Provision for (benefit from) income taxes                             1,598       (1,789)          689       (5,815)
                                                                       ---------    ---------     ---------    ---------
Net income (excluding debt extinguishment charge and litigation
  settlement items)                                                    $  12,262    $  10,570     $  22,773    $  17,335
                                                                       =========    =========     =========    =========
Net income (excluding debt extinguishment charge and litigation
  settlement items) per common share (diluted)                         $     .60    $     .52     $    1.11    $     .87
                                                                       =========    =========     =========    =========
Net income (excluding debt extinguishment charge and litigation
  settlement items) margin                                                 16.2%        15.1%         15.5%        13.2%
                                                                       =========    =========     =========    =========

     EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable U.S. generally accepted accounting principles ("GAAP") financial measure is net income. EBITDA and EBITDA (excluding litigation settlement items) are used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by GAAP. We consider EBITDA and EBITDA (excluding litigation settlement items) as well as EBITDA margin and EBITDA (excluding litigation settlement items) margin as important indicators of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. We believe that EBITDA and EBITDA margin, both adjusted to exclude litigation settlement items, provides investors with a useful measure of our ongoing operating performance. Further, EBITDA adjusted to exclude litigation settlement items is one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility. Our presentation of EBITDA and EBITDA margin, as we have adjusted such measures, should not be construed as an inference that our future results will be unaffected by items similar to those excluded from the calculation of EBITDA and EBITDA margin, as we have adjusted such measures. EBITDA and EBITDA (excluding litigation settlement items) are not measurements of financial performance and liquidity under GAAP and should not be considered as alternatives to operating income, net income and other measures of financial performance reported in accordance with GAAP or as alternatives to cash flows provided by operating, investing or financing activities.

     A reconciliation of EBITDA and EBITDA (excluding litigation settlement items) to net income is presented in the following tables:

                                                                                   For the Three Months Ended
                                                                       -------------------------------------------------
                                                                                                    Dollar     Percentage
                                                                         May 31,      May 31,      Increase     Increase
                                                                          2005         2004       (Decrease)   (Decrease)
                                                                       ---------    ---------     ---------    ---------
                                                                                     (dollars in thousands)
Net income                                                             $  15,507    $   7,247     $   8,260       114.0%
Add:
  Provision for income taxes                                               7,638        3,902         3,736        95.7
  Interest expense, net (1)                                                3,947        5,173        (1,226)      (23.7)
  Depreciation and amortization less amounts included in
    interest                                                               1,292        1,349           (57)       (4.2)
                                                                       ---------    ---------     ---------
EBITDA                                                                 $  28,384    $  17,671     $  10,713        60.6
                                                                       =========    =========     =========
  Litigation settlement items                                             (5,587)       3,463        (9,050)     (261.3)
                                                                       ---------    ---------     ---------
EBITDA (excluding litigation settlement items)                         $  22,797    $  21,134     $   1,663         7.9
                                                                       =========    =========     =========

EBITDA margin (EBITDA/total revenues)                                      37.5%        25.2%
                                                                       =========    =========
EBITDA (excluding litigation settlement items) margin (EBITDA
(excluding litigation settlement items)/total revenues)                    30.1%        30.2%
                                                                       =========    =========

     (1) The three months ended May 31, 2005 and 2004 includes a loss on early extinguishment of debt of $0.7 million and $1.6 million, respectively.

                                                                                    For the Six Months Ended
                                                                       -------------------------------------------------
                                                                                                    Dollar     Percentage
                                                                         May 31,      May 31,      Increase     Increase
                                                                          2005         2004       (Decrease)   (Decrease)
                                                                       ---------    ---------     ---------    ---------
                                                                                     (dollars in thousands)
Net income                                                             $  24,172    $   6,535     $  17,637       269.9%
Add:
  Provision for income taxes                                              11,906        3,519         8,387       238.3
  Interest expense, net (1)                                                7,295       21,192       (13,897)      (65.6)
  Depreciation and amortization less amounts included in
    interest                                                               2,726        2,617           109         4.2
                                                                       ---------    ---------     ---------
EBITDA                                                                 $  46,099    $  33,863     $  12,236        36.1
                                                                       =========    =========     =========
Litigation settlement items                                               (2,832)       3,657        (6,489)     (177.4)
                                                                       ---------    ---------     ---------
EBITDA (excluding litigation settlement items)                         $  43,267    $  37,520     $   5,747        15.3
                                                                       =========    =========     =========

EBITDA margin (EBITDA/total revenues)                                      31.3%        25.8%
                                                                       =========    =========
EBITDA (excluding litigation settlement items) margin (EBITDA
(excluding litigation settlement items)/total revenues)                    29.4%        28.6%
                                                                       =========    =========

     (1) The six months ended May 31, 2005 and 2004 includes a loss on early extinguishment of debt of $0.7 million and $13.0 million, respectively.

DEVELOPMENTS DURING FISCAL 2005

     In the first quarter of fiscal 2005, we introduced the following product line extensions: ASPERCREME Odor-Free Therapy Back and Body Patch, GOLD BOND Ultimate Comfort Powder, PHISODERM pH2O, NEW PHASE Extra Strength, DEXATRIM Max and BULLFROG Kids UV Defender.

     On December 13, 2004, we entered into a term sheet of settlement with Interstate Fire & Casualty Company ("Interstate") with regard to Interstate's lawsuit to rescind its $25.0 million of excess coverage for product liability claims relating to DEXATRIM products containing PPA. On March 18, 2005, we entered into a settlement and coverage-in-place agreement with Interstate consistent with the term sheet of settlement (the "Settlement Agreement"). In accordance with the Settlement Agreement, Interstate will provide coverage of DEXATRIM PPA claims that are covered by its policy after $78.5 million has been paid toward covered claims. If the $78.5 million threshold is met, Interstate has agreed to pay 100% of the next $4.0 million of claims covered by its policy; 75% of the next $8.5 million of such claims; and 50% of the last $12.5 million of such claims. We are responsible for any claims not covered by the Interstate policy either because the alleged injury did not occur before May 31, 2001, or the claim was first made against us after May 31, 2004.

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

     During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Senior Subordinated Notes due March 1, 2014 ("7.0% Subordinated Notes") in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchase resulted in a loss on early extinguishment of debt of $0.7 million. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107.5 million.

     Prior to the fourth quarter of fiscal 2004, we were unable to estimate reasonably the amount of liability related to the DEXATRIM litigation, due to the significant assumptions and uncertainty involved in estimating the value of the claims involved. As a result of the final approval of the DEXATRIM PPA settlement on November 12, 2004 and the term sheet of settlement reached with Interstate on December 13, 2004, as of November 30, 2004 we were able to estimate reasonably the probable loss related to the DEXATRIM litigation. Based upon the then-estimated litigation settlement costs relating to our DEXATRIM products, we recorded a litigation settlement charge of $11.3 million in the fourth quarter of fiscal 2004, of which $9.5 million was included in accrued liabilities in our Consolidated Balance Sheet as of November 30, 2004.

     During the second quarter of fiscal 2005, we resolved approximately
125, or approximately 75%, of the alleged stroke claims submitted in the settlement. The value of these claims was determined through negotiations with representatives of the claimants during which we valued claims using the settlement matrix contained in the court-approved class action settlement agreement. Based on the agreed upon values of the resolved stroke claims as compared to previous estimates, the number of claims actually submitted in accordance with the requirements of the settlement agreement and the estimated remaining settlement costs, we revised our previous estimate of the DEXATRIM litigation settlement costs. As a result of the revised estimate, in the second quarter of fiscal 2005 we reversed $6.0 million of the litigation settlement charge that was previously taken in the fourth quarter of fiscal 2004. During the second quarter of fiscal 2005, we incurred and recorded $1.0 million of legal expenses related to the DEXATRIM litigation offset by a $0.5 million reimbursement from the settlement trust for previously incurred administrative costs. As a result of the reversed charge and the net DEXATRIM related expenses incurred in the six months ended May 31, 2005, $2,607 is included in accrued liabilities in our May 31, 2005 Condensed Consolidated Balance Sheet related to the DEXATRIM litigation.

     We currently do not expect to record any additional charges relative to the settlement costs of the PPA litigation, although we will continue to incur and record future DEXATRIM related legal expenses in the period incurred. We currently believe that the amount of these future expenses will be in the range of $1.0-2.0 million, incurred over the balance of fiscal 2005.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues:

                                           For the Three Months Ended      For the Six Months Ended
                                           May 31, 2005   May 31, 2004    May 31, 2005   May 31, 2004
                                           ------------   ------------    ------------   ------------
TOTAL REVENUES                                 100.0%         100.0%          100.0%         100.0%
                                             -------        -------         -------        -------

COSTS AND EXPENSES:
  Cost of sales                                 27.9           29.3            28.1           28.6
  Advertising and promotion                     27.4           27.2            27.9           28.6
  Selling, general and administrative           16.3           15.2            16.5           16.2
  Litigation settlement                         (7.4)           5.0            (1.9)           2.8
                                             -------        -------         -------        -------
    Total costs and expenses                    64.2           76.7            70.6           76.2
                                             -------        -------         -------        -------

INCOME FROM OPERATIONS                          35.8           23.3            29.4           23.8
                                             -------        -------         -------        -------

OTHER INCOME (EXPENSE):
  Interest expense                              (4.5)          (5.2)           (4.7)          (6.4)
  Investment and other income, net               0.3            0.2             0.3            0.1
  Loss on early extinguishment of debt          (1.0)          (2.4)           (0.5)          (9.8)
                                             -------        -------         -------        -------
     Total other income (expense)               (5.2)          (7.4)           (4.9)         (16.1)
                                             -------        -------         -------        -------

INCOME BEFORE INCOME TAXES                      30.6           15.9            24.5            7.7

PROVISION FOR INCOME TAXES                      10.1            5.6             8.1            2.7
                                             -------        -------         -------        -------

NET INCOME                                      20.5%          10.3%           16.4%           5.0%
                                             =======        =======         =======        =======

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the May 31, 2005 condensed consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of May 31, 2005, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.

During the six months ended May 31, 2005, we performed a detailed assessment of the collectibility of trade accounts receivable and reduced our estimate of allowance for doubtful accounts by approximately $0.3 million, which resulted in a decrease to selling, general and administrative expense in our condensed consolidated financial statements.

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

     In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG and SUN IN lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.2 million. As a result of higher sales volumes in the six months ended May 31, 2005 and 2004, we increased our estimate of seasonal returns by approximately $0.9 million and $0.5 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the six months ended May 31, 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $0.8 million, which resulted in a decrease to net sales in our condensed consolidated financial statements, as compared to a $0.3 million decrease in our estimate for the six months ended May 31, 2004.

     We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the six months ended May 31, 2005, primarily as a result of the sales volume impact on variable based programs, we increased our estimate of promotional accruals by approximately $0.4 million, which resulted in a decrease to net sales in our condensed consolidated financial statements, as compared to a $0.5 million decrease in our estimate for the six months ended May 31, 2004.

     INCOME TAXES

     We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three and six months ended May 31, 2005 was 33%, as compared to 35% in the three and six months ended May 31, 2004, respectively. The lower rates for the three and six months ended May 31, 2005 reflect the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

     Undistributed earnings of Chattem Canada amounted to approximately $0.5 million and $0.8 million for the three and six months ended May 31, 2005, respectively. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

     For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004
--------------------------------------------------------------

     To facilitate discussion of our operating results for the three months ended May 31, 2005 and May 31, 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                                                                 Increase (Decrease)
                                                                               -----------------------
                                                       2005         2004        Amount      Percentage
                                                     --------     --------     --------     ----------
                                                                 (dollars in thousands)
Domestic net sales                                   $ 68,684     $ 63,684     $  5,000         7.9%
International revenues (including royalties)            7,003        6,408          595         9.3
Total revenues                                         75,687       70,092        5,595         8.0
Cost of sales                                          21,116       20,556          560         2.7
Advertising and promotion expense                      20,731       19,080        1,651         8.7
Selling, general and administrative expense            12,335       10,671        1,664        15.6
Litigation settlement                                  (5,587)       3,463       (9,050)     (261.3)
Interest expense                                        3,458        3,639         (181)       (5.0)
Loss on early extinguishment of debt                      744        1,649         (905)      (54.9)
Net income                                             15,507        7,247        8,260       114.0

     DOMESTIC NET SALES

     Domestic net sales for the three months ended May 31, 2005 increased $5.0 million, or 7.9%, as compared to the comparable period of 2004. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                                 Increase (Decrease)
                                                                               -----------------------
                                                       2005         2004        Amount      Percentage
                                                     --------     --------     --------     ----------
                                                                 (dollars in thousands)
Topical analgesics                                   $ 25,044     $ 18,134     $   6,910       38.1%
Medicated skin care products                           15,833       17,330        (1,497)      (8.6)
Dietary supplements                                    10,283       10,369           (86)      (0.8)
Medicated dandruff shampoos and
   conditioner                                          7,888        7,406           482        6.5
Other OTC and toiletry products                         9,636       10,445          (809)      (7.7)
                                                     --------     --------     ---------
  Total                                              $ 68,684     $ 63,684     $   5,000        7.9
                                                     ========     ========     =========

     Net sales growth in the topical analgesics category was led by a 102% increase in sales of ASPERCREME, which was driven by the launch of the Odor-Free Therapy Back and Body Patch. Net sales growth in this category also resulted from 47%, 44%, 40% and 23% sales increases in FLEXALL, SPORTSCREME, CAPZASIN and ICY HOT, respectively. ICY HOT continued to benefit from the strength of the ICY HOT Medicated Sleeve and Back Patch and the advertising campaign featuring Shaquille O'Neal. The growth from the balance of the portfolio was due to successful advertising and promotional campaigns.

     The decrease in net sales in the medicated skin care products category was due to a decline in sales of PHISODERM and GOLD BOND. Although PHISODERM benefited from the launch of the new pH2O line, this was more than offset by weakness in sales and lost distribution from its acne and base skin care business. The net sales decline in the GOLD BOND franchise was due to declines in the foot swab and first aid business due to curtailed media support. Also, the adult powder and foot care lines declined because of a slow start to the summer season due to unfavorable weather. The declines were partially offset by increases in the cream and lotion lines.

     Net sales for the dietary supplements category declined primarily due to a 16% decrease in DEXATRIM, resulting from declining sales of the DEXATRIM ALL IN ONE BAR. The decline in sales of the DEXATRIM ALL IN ONE BAR was partially offset by sales of the newly launched DEXATRIM MAX diet pill as well as 27% and 19% increases in net sales of GARLIQUE and NEW PHASE, respectively. Net sales of GARLIQUE increased due to effective new advertising, and net sales of NEW PHASE increased due to the introduction of NEW PHASE Extra Strength in the first quarter of fiscal 2005.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased 6.5% compared to the year-ago period.

     The decrease in net sales for the other OTC and toiletry products category was due primarily to sales declines of BULLFROG and PAMPRIN. The decrease in net sales of BULLFROG was principally attributable to unfavorable weather, and the decline in net sales of PAMPRIN resulted from lost distribution at a major retailer.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

     INTERNATIONAL REVENUES

     For the second quarter of fiscal 2005, international revenues increased $0.6 million, or 9.3%, as compared to the second quarter of fiscal 2004 due principally to strengthening distributor sales of SELSUN in certain European and Middle Eastern countries. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 27.9% for the second quarter of fiscal 2005 as compared to 29.3% for the second quarter of fiscal 2004. Gross margin of 72.1% was attributable to favorable product mix, purchasing and manufacturing efficiencies and ongoing cost savings programs.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the second quarter of fiscal 2005 increased $1.7 million, or 8.7%, as compared to the same quarter of fiscal 2004 and were 27.4% of total revenues for the three months ended May 31, 2005 compared to 27.2% for the comparable period of fiscal 2004. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for ASPERCREME, PHISODERM, GOLD BOND powder and DEXATRIM.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $1.7 million, or 15.6%, as compared to the same quarter of fiscal 2004. Selling, general and administrative expenses were 16.3% and 15.2% of total revenues for the second quarter of fiscal 2005 and 2004, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to an increase in fuel costs. The increase in general and administrative expenses was largely a result of an increase in new product development expenses, compensation expense and insurance expense.

     LITIGATION SETTLEMENT ITEMS

     Litigation settlement items decreased $9.1 million as compared to the same quarter of fiscal 2004 due to a change in estimate of $6.0 million related to the DEXATRIM litigation. In the second quarter of fiscal 2005, legal expenses of $1.0 million related to the settlement of DEXATRIM litigation were offset by a $0.5 million reimbursement from the settlement trust for previously incurred administrative costs as compared to charges of $3.5 million in the prior year period relating to legal and administrative costs and settlement costs relating to a settlement with one of our insurance providers.

     INTEREST EXPENSE

     Interest expense decreased $0.2 million, or 5.0%, in the second quarter of fiscal 2005 as compared to the same quarter of fiscal 2004. The decrease was largely the result of a reduction in outstanding debt as a result of the repurchase of $17.5 million of our 7.0% Subordinated Notes. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million.

COMPARISON OF SIX MONTHS ENDED MAY 31, 2005 AND 2004
----------------------------------------------------

     To facilitate discussion of our operating results for the six months ended May 31, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Operations:

                                                                                 Increase (Decrease)
                                                                               -----------------------
                                                       2005         2004        Amount      Percentage
                                                     --------     --------     --------     ----------
                                                                 (dollars in thousands)
Domestic net sales                                   $ 134,253    $  119,291   $  14,962        12.5%
International revenues (including royalties)            12,965        12,038         927         7.7
Total revenues                                         147,218       131,329      15,889        12.1
Cost of sales                                           41,376        37,508       3,868        10.3
Advertising and promotion expense                       41,082        37,612       3,470         9.2
Selling, general and administrative expense             24,219        21,306       2,913        13.7
Litigation settlement                                   (2,832)        3,657      (6,489)     (177.4)
Interest expense                                         6,953         8,394      (1,441)      (17.2)
Loss on early extinguishment of debt                       744        12,958     (12,214)      (94.3)
Net income                                              24,172         6,535      17,637       269.9

     DOMESTIC NET SALES

     Domestic net sales for the six months ended May 31, 2005 increased $15.0 million, or 12.5%, as compared to the corresponding period of 2004. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                                 Increase (Decrease)
                                                                               -----------------------
                                                       2005         2004        Amount      Percentage
                                                     --------     --------     --------     ----------
                                                                 (dollars in thousands)
Topical analgesics                                   $  46,452    $  33,846    $ 12,606        37.2%
Medicated skin care products                            33,457       30,663       2,794         9.1
Dietary supplements                                     18,943       18,880          63         0.3
Medicated dandruff shampoos and conditioner             17,688       16,627       1,061         6.4
Other OTC and toiletry products                         17,713       19,275      (1,562)       (8.1)
                                                     ---------    ---------    --------
  Total                                              $ 134,253    $ 119,291    $ 14,962        12.5
                                                     =========    =========    ========

     Net sales growth in the topical analgesic category was led by 77% and 34% increases in sales of ASPERCREME and ICY HOT, respectively. ASPERCREME'S sales increase was driven by the launch of the Odor-Free Therapy Back and Body Patch. ICY HOT continued to benefit from the strength of the ICY HOT Medicated Sleeve and the Back Patch and the advertising campaign featuring Shaquille O'Neal. Net sales growth in this category also resulted from 28%, 23% and 15% sales increases in SPORTSCREME, CAPZASIN and FLEXALL, respectively. The growth from the balance of the portfolio was due to successful advertising and promotional campaigns.

     Net sales growth in the medicated skin care products category resulted from a 14% increase in the GOLD BOND franchise. GOLD BOND sales growth was attributable to 41%, 11%, 11% and 6% increases from the lotion, foot care, cream and powder product lines, respectively. The increase in sales from the GOLD BOND lotion line of products was attributable to increased sales of GOLD BOND ULTIMATE Healing Skin Therapy Lotion. The increase in net sales of GOLD BOND foot resulted from increased distribution, GOLD BOND cream benefited from an effective advertising campaign, and GOLD BOND powder sales were driven by the launch of GOLD BOND ULTIMATE Comfort Powder. Although PHISODERM benefited from the launch of the new pH2O line, this was more than offset by weakness in sales and lost distribution from its acne and base skin care business.

     Net sales for the dietary supplements category remained consistent to the corresponding period of fiscal 2004. A 10% decrease in DEXATRIM, resulting from declining sales of the DEXATRIM ALL IN ONE BAR, was partially offset by sales of the newly launched DEXATRIM MAX diet pill as well as 26% and 9% increases in net sales of NEW PHASE and GARLIQUE, respectively. Net sales of GARLIQUE increased due to effective new advertising, and net sales of NEW PHASE increased due to the introduction of NEW PHASE Extra Strength in the first quarter of fiscal 2005.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased 6% due to an effective advertising campaign.

     The decrease in net sales for the other OTC and toiletry products category was due primarily to sales declines of BULLFROG, PAMPRIN and PREMSYN. The decrease in net sales of BULLFROG was principally attributable to unfavorable weather, and the decline in net sales of PAMPRIN and PREMSYN resulted from lost distribution at a major retailer. The decrease was partially offset by an increase in net sales of SUN-IN as a result of expanded distribution.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

     INTERNATIONAL REVENUES

     For the six months ended May 31, 2005, international revenues increased $0.9 million, or 7.7%, as compared to the same period in fiscal 2004 due principally to strengthening distributor sales of SELSUN in certain European and Middle Eastern countries. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 28.1% for the six months ended May 31, 2005 as compared to 28.6% for the comparable period of fiscal 2004. Gross margin of 71.9% was attributable to favorable product mix, purchasing and manufacturing efficiencies and ongoing cost savings programs.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the six months ended May 31, 2005 increased $3.5 million, or 9.2%, as compared to the same period in fiscal 2004 and were 27.9% of total revenues for the six months ended May 31, 2005 compared to 28.6% for the comparable period of fiscal 2004. The decrease in advertising and promotion expense as a percentage of revenue represents a more effective use of advertising to generate sales. Support for new product introductions drove an increase in advertising and promotion expenditures in the current period for PHISODERM, ASPERCREME and GOLD BOND powder. Increases in advertising and promotion expenditures also were recorded for ICY HOT, GOLD BOND foot and lotion, SELSUN Blue, GARLIQUE and NEW PHASE. Decreases in advertising and promotion expenditures were recorded for the balance of the GOLD BOND franchise and PAMPRIN.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $2.9 million, or 13.7%, as compared to the same period of fiscal 2004. Selling, general and administrative expenses were 16.5% and 16.2% of total revenues for the six months ended May 31, 2005 and 2004, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to an increase in fuel costs. The increase in general and administrative expenses was largely a result an increase in new product development expenses, compensation expense and insurance expense.

     LITIGATION SETTLEMENT ITEMS

     Litigation settlement items decreased $6.5 million as compared to the same period of fiscal 2004 due to a change in estimate of $6.0 million related to the DEXATRIM litigation recorded in the second quarter of fiscal 2005. In the six months ended May 31, 2005, legal expenses and ephedrine-related claims of $3.7 million related to the settlement of DEXATRIM litigation were offset by a $0.5 million reimbursement from the settlement trust for previously incurred administrative costs as compared to charges of $3.7 million in the prior year period relating to legal and administrative costs and settlement costs relating to a settlement with one of our insurance providers.

     INTEREST EXPENSE

     Interest expense decreased $1.4 million, or 17.2%, in the six months ended May 31, 2005 as compared to the same period in fiscal 2004. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

     LOSS ON EARLY EXTINGUISHMENT OF DEBT

     During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, working capital, acquisitions, repurchases of our common stock and outstanding debt, servicing long-term debt, payment of income taxes and capital expenditures.

     Cash of $21.4 million and $13.5 million was provided by operations for the six months ended May 31, 2005 and 2004, respectively. The increase in cash flows from operations over the prior period was primarily attributable to an increase in refundable income taxes which changed from a receivable to a payable in the current period. The increase was partially offset by a tax expense related to our stock option plans. In addition, in the prior year a $13.0 million loss on early extinguishment of debt was incurred compared to $0.7 million in the current period.

     Investing activities used cash of $13,000 and $2.0 million in the six months ended May 31, 2005 and 2004, respectively. The decrease in usage of cash in the current period was primarily due to proceeds received from the sale of our SELSUN business in certain countries in Africa and Asia.

     Financing activities used cash of $25.8 million and $27.6 million in the six months ended May 31, 2005 and 2004, respectively. The decrease in usage of cash was due to the debt refinancing transaction in the prior period partially offset by the repurchase of $8.6 million of common stock and $17.5 million of our 7.0% Subordinated Notes in the current period.

     In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. For the six months ended May 31, 2005, we repurchased 239,300 shares for $8.6 million. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares of our common stock due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. As of July 1, 2005, we have repurchased 146,400 of our shares for $6.1 million subsequent to May 31, 2005.

     We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Revolving Credit Facility will be sufficient to fund our operating expenses, debt service, capital expenditures and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions we make in the future will require us to obtain additional financing.

FOREIGN OPERATIONS
------------------

     Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom ("U.K.") subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the six months ended May 31, 2005 and 2004, these subsidiaries accounted for 7% of total revenues, respectively, and 5% and 4% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which has increased our exposure to fluctuations in foreign exchange rates. During fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains (losses) of $1,000 and ($3,000) for the six months ended May 31, 2005 and 2004, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

     In November 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in Determining Whether to Report Discontinued Operations" ("EITF 03-13"). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 4 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our first fiscal year that begins after June 15, 2005.

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

     The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

     The FASB issued Staff Position FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP FAS 109-1") on December 21, 2004. In accordance with FSP FAS 109-1, we will treat the deduction for qualified domestic manufacturing activities, which is effective upon issuance, as a reduction of the income tax provision in future years as realized.

     In December 2004, the FASB issued Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision.

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

     Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of May 31, 2005, was $75 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (5.91% as of May 31, 2005). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate on the Revolving Credit Facility was 6.5%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of May 31, 2005, and a charge of $0.5 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $ 0.5 million, net of tax.

     We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Operations. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $
1.5 million as of May 31, 2005.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of May 31, 2005 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Note 17 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     A summary of the common stock repurchase activity for our second quarter of fiscal 2005 is as follows:

                                                          Total Number of        Maximum Dollar
                                                          Shares Purchased     Value that may yet
                       Total Number                      as Part of Publicly   be Purchased under
                        of Shares      Average Price      Announced Plans or      the Plans or
     Period             Purchased    Paid Per Share(1)       Programs(2)            Programs
     ------             ---------    -----------------       -----------            --------
March 1 - March 31       115,800          $  36.45              115,800           $24,178,122
April 1 - April 30           --                --                   --            $24,178,122
May 1 - May 31            21,000          $  40.96               21,000           $23,317,959
                        --------                               --------
Total Second Quarter     136,800          $  37.15              136,800           $23,317,959


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Our annual meeting of shareholders was held on April 13, 2005 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three-year term: Samuel E. Allen (16,565,921 votes for and 2,525,759 votes withheld), Phillip H. Sanford (17,933,042 votes for and 1,158,638 votes withheld) and A. Alexander Taylor II (16,562,367 votes for and 2,529,313 votes withheld). Other directors whose terms of office continued after the annual meeting are: Bill W. Stacy, Zan Guerry, Robert E. Bosworth and Richard E. Cheney

     The shareholders also approved the Company's Stock Incentive Plan - 2005 (8,161,248 votes for, 8,086,036 votes against, 62,924 votes abstained and 2,781,472 broker non-votes) and an amendment to our Restated Charter to increase the authorized number of shares of Common Stock (15,537,923 votes for, 3,529,678 votes against and 24,079 votes abstained.)


ITEM 5. OTHER INFORMATION
-------------------------

2005 Stock Incentive Plan
-------------------------

     On January 25, 2005, the Company's Board of Directors unanimously adopted and recommended to the shareholders for approval the Chattem, Inc. Stock Incentive Plan - 2005 (the "2005 Stock Incentive Plan"). On April 13, 2005, the 2005 Stock Incentive Plan was approved by the Company's shareholders. The 2005 Stock Incentive Plan and the forms of Stock Option Grant Agreement and Restricted Stock Agreement that will be utilized under the 2005 Stock Incentive Plan are filed as exhibits to this report.

2005 Corporate Bonus Plan
-------------------------

     On January 25, 2005, the Compensation Committee of the Board of Directors approved the Company's Corporate Bonus Plan for fiscal 2005. A summary description of the 2005 Corporate Bonus Plan is filed as an exhibit to this report.

Director Compensation
---------------------

     On April 19, 2005, the Compensation Committee of the Board of Directors approved director compensation for fiscal year 2005. A summary description of director compensation for fiscal year 2005 is filed as an exhibit to this report.

DELACO Settlement Agreement
---------------------------

     We have entered into a settlement agreement with The DELACO Company dated June 30, 2005. See Note 17 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. A copy of the DELACO Settlement Agreement is filed as an exhibit to this report.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit Number      Description
     --------------      -----------

          10.1           Chattem, Inc. Stock Incentive Plan - 2005

          10.2 Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan - 2005

          10.3           Form of Restricted Stock Agreement under Chattem, Inc.
                         Stock Incentive Plan - 2005

          10.4           Summary Description of 2005 Corporate Bonus Plan

          10.5           Summary Description of Director Compensation for Fiscal
                         Year 2005

          10.6 Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company

          31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

          31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

           32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350


(b) During the second quarter ended May 31, 2005, we filed the following Form 8-K reports with the Securities and Exchange Commission:

     Form 8-K, filed April 26, 2005, announcing a change in our certifying accountants.

     Form 8-K, filed March 23, 2005, containing a copy of our press release announcing our financial results for the first fiscal quarter of 2005.

     Form 8-K, filed March 22, 2005, announcing Chattem, Inc. entering into a Final Settlement Trust Agreement with AmSouth Bank, as trustee.

                                  CHATTEM, INC.
                                  -------------
                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CHATTEM, INC.
                                 (Registrant)



Dated: July 6, 2005              /s/ A. Alexander Taylor II
       ------------              --------------------------
                                 A. Alexander Taylor II
                                 President, Chief Operating Officer and Director
                                 (Chief Operating Officer)



Dated: July 6, 2005              /s/ Richard D. Moss
       ------------              --------------------------
                                 Richard D. Moss
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------
                                  EXHIBIT INDEX
                                  -------------



Exhibit Number        Description of Exhibit
--------------        ----------------------


     10.1             Chattem, Inc. Stock Incentive Plan-2005

     10.2             Form of Stock Option Grant Agreement under Chattem, Inc.
                      Stock Incentive Plan - 2005

     10.3             Form of Restricted Stock Agreement under Chattem, Inc.
                      Stock Incentive Plan - 2005

     10.4             Summary Description of 2005 Corporate Bonus Plan

     10.5             Summary Description of Director Compensation for Fiscal
                      Year 2005

     10.6 Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company

     31.1 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2 Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

      32 Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350