Form 10-Q
period 2005-08-31
CHATTEM INC
filed 2005-10-03
CIK 19520

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  _____________

                                    FORM 10-Q
                                  _____________



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005
                          COMMISSION FILE NUMBER 0-5905




                                  CHATTEM, INC.
                      -------------------------------------
                             A TENNESSEE CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
                              1715 WEST 38TH STREET
                          CHATTANOOGA, TENNESSEE 37409
                             TELEPHONE: 423-821-4571








REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE
ACT).

AS OF SEPTEMBER 29, 2005, 19,640,232 SHARES OF THE COMPANY'S COMMON STOCK, WITHOUT PAR VALUE, WERE OUTSTANDING.


================================================================================

                                  CHATTEM, INC.
                                  -------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION


         Item 1.   Financial Statements

         Condensed Consolidated Balance Sheets as of August 31,
         2005 and November 30, 2004 ........................................   3

         Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended August 31, 2005 and August 31, 2004 .........   5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended August 31, 2005 and August 31, 2004 .............   6

         Notes to Condensed Consolidated Financial Statements ..............   7


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...........  26


         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risks ............................................  38


         Item 4.   Controls and Procedures .................................  38




PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings .......................................  39


         Item 2.   Unregistered Sales of Equity Securities and Use
                   of Proceeds .............................................  39


         Item 3.   Defaults Upon Senior Securities .........................  39


         Item 4.   Submission of Matters to a Vote of Security Holders .....  39


         Item 5.   Other Information .......................................  39


         Item 6.   Exhibits and Reports on Form 8-K ........................  40



SIGNATURES .................................................................  41

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS


                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)



                                                                  AUGUST 31,      NOVEMBER 30,
ASSETS                                                               2005             2004
------                                                           ------------     ------------
                                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $     43,138     $     40,193
  Accounts receivable, less allowances of $2,971 at
    August 31, 2005 and $1,682 at November 30, 2004                    33,576           32,098
  Inventories                                                          22,818           21,690
  Refundable income taxes                                               1,474            4,702
  Deferred income taxes                                                 2,240            4,308
  Prepaid expenses and other current assets                             8,164            3,683
                                                                 ------------     ------------
      Total current assets                                            111,410          106,674
                                                                 ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     28,628           28,765
                                                                 ------------     ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product rights, net         222,117          225,560
  Debt issuance costs, net                                              4,161            5,174
  Other                                                                 5,115            5,551
                                                                 ------------     ------------
      Total other noncurrent assets                                   231,393          236,285
                                                                 ------------     ------------

      TOTAL ASSETS                                               $    371,431     $    371,724
                                                                 ============     ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (In thousands)




                                                                  AUGUST 31,      NOVEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2005             2004
------------------------------------                             ------------     ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and other                                     $     12,067     $     13,341
  Accrued liabilities                                                  17,092           23,763
                                                                 ------------     ------------
      Total current liabilities                                        29,159           37,104
                                                                 ------------     ------------

LONG-TERM DEBT                                                        182,500          200,000
                                                                 ------------     ------------

DEFERRED INCOME TAXES                                                  30,527           25,732
                                                                 ------------     ------------

OTHER NONCURRENT LIABILITIES                                            1,859            1,776
                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized 1,000,
      none issued                                                          --               --
  Common shares, without par value, authorized 50,000,
      issued and outstanding 19,920 at August 31, 2005
      and 19,882 at November 30, 2004                                  72,664           85,949
  Retained earnings                                                    57,509           23,888
  Unamortized value of restricted common shares issued                 (2,008)          (2,386)
  Cumulative other comprehensive income, net of tax:
      Interest rate cap adjustment                                       (499)            (316)
      Foreign currency translation adjustment                            (280)             (23)
                                                                 ------------     ------------
      Total shareholders' equity                                      127,386          107,112
                                                                 ------------     ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $    371,431     $    371,724
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
             (Unaudited and in thousands, except per share amounts)





                                                           FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                              ENDED AUGUST 31,                ENDED AUGUST 31,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
REVENUES:
  Net sales                                             $     68,185    $     66,096    $    215,305    $    196,909
  Royalties                                                       30              39             128             555
                                                        ------------    ------------    ------------    ------------
      Total revenues                                          68,215          66,135         215,433         197,464
                                                        ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                               18,575          19,135          59,951          56,643
  Advertising and promotion                                   17,657          18,666          58,739          56,278
  Selling, general and administrative                         12,122          11,525          36,341          32,831
  Executive severance charges                                  2,269              --           2,269              --
  Litigation settlement                                          431             834          (2,401)          4,491
                                                        ------------    ------------    ------------    ------------
      Total costs and expenses                                51,054          50,160         154,899         150,243
                                                        ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                        17,161          15,975          60,534          47,221
                                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                            (3,332)         (3,284)        (10,285)        (11,678)
  Investment and other income, net                               274              45             676             205
  Loss on early extinguishment of debt                            --              --            (744)        (12,958)
                                                        ------------    ------------    ------------    ------------
      Total other income (expense)                            (3,058)         (3,239)        (10,353)        (24,431)
                                                        ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                    14,103          12,736          50,181          22,790

PROVISION FOR INCOME TAXES                                     4,654           4,002          16,560           7,521
                                                        ------------    ------------    ------------    ------------

NET INCOME                                              $      9,449    $      8,734    $     33,621    $     15,269
                                                        ============    ============    ============    ============

NUMBER OF COMMON SHARES:
  Weighted average outstanding-basic                          19,762          19,498          19,669          19,295
                                                        ============    ============    ============    ============
  Weighted average and potential dilutive outstanding         20,487          20,308          20,456          20,148
                                                        ============    ============    ============    ============

NET INCOME PER COMMON SHARE:
      Basic                                             $        .48    $        .45    $       1.71    $        .79
                                                        ============    ============    ============    ============
      Diluted                                           $        .46    $        .43    $       1.64    $        .76
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

                         CHATTEM, INC. AND SUBSIDIARIES
                         ------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
              (Unaudited and in thousands, except per share amount)

                                                                        FOR THE NINE MONTHS ENDED
                                                                      ----------------------------
                                                                        AUGUST 31,      AUGUST 31,
                                                                          2005            2004
                                                                      ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                          $     33,621    $     15,269
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                          4,372           4,609
      Deferred income taxes                                                  7,111           6,280
      Tax benefit realized from stock option plans                           1,057           4,036
      Loss on early extinguishment of debt                                     744          12,958
      Restricted stock modification expense                                  1,360              --
      Other, net                                                               205              53
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (1,478)         (6,763)
        Inventories                                                         (1,128)         (1,990)
        Refundable income taxes                                              4,285            (842)
        Prepaid expenses and other current assets                           (3,272)             54
        Accounts payable and accrued liabilities                            (9,002)         (4,326)
                                                                      ------------    ------------
           Net cash provided by operating activities                        37,875          29,338
                                                                      ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (2,353)         (1,763)
  Sales (purchases) of patents, trademarks and other product rights          3,252              (8)
  Increase in other assets, net                                               (507)           (594)
                                                                      ------------    ------------
           Net cash provided by (used in) investing activities                 392          (2,365)
                                                                      ------------    ------------
FINANCING ACTIVITIES:
  Repayment of long-term debt                                              (17,500)       (212,288)
  Proceeds from long-term debt                                                  --         200,000
  Proceeds from borrowings under revolving credit facility                      --          25,000
  Repayments of revolving credit facility                                       --         (25,000)
  Repayment of policy loans                                                 (1,031)             --
  Proceeds from exercise of stock options                                    5,286           5,139
  Repurchase of common shares                                              (21,664)         (5,015)
  Increase in debt issuance costs                                               --          (5,729)
  Debt retirement costs                                                       (282)         (7,861)
  Premium on interest rate cap agreement                                        --          (1,375)
                                                                      ------------    ------------
           Net cash used in financing activities                           (35,191)        (27,129)
                                                                      ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (131)            (20)
                                                                      ------------    ------------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                                         2,945            (176)
  At beginning of period                                                    40,193          26,931
                                                                      ------------    ------------
  At end of period                                                    $     43,138    $     26,755
                                                                      ============    ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of 50 and 70 shares of restricted common stock at a value of $35.37 and $19.98 per share for the nine months
  ended August 31, 2005 and 2004, respectively                        $      1,768    $      1,399

PAYMENTS FOR:
  Interest                                                            $      7,797    $      8,737
  Taxes                                                               $      5,200    $        228

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 4. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our fiscal year that begins December 1, 2005.

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

          For SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") purposes, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005 and 2004: expected dividend yield of 0%, expected volatility of 55% and 59%, respectively, risk-free interest rates of 4.02% and 4.12%, respectively, and expected lives of approximately five years, respectively.

          Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended August 31, 2005 and 2004, respectively, as indicated below:

                                              For the Three Months Ended      For the Nine Months Ended
                                                      August 31,                      August 31,
                                              --------------------------      --------------------------
                                                 2005            2004            2005            2004
                                              ----------      ----------      ----------      ----------
     Net income:
          As reported                         $    9,449      $    8,734      $   33,621      $   15,269
          Fair value method compensation
          cost, net                                1,714           1,348           4,465           3,228
                                              ----------      ----------      ----------      ----------
          Pro forma                           $    7,735      $    7,386      $   29,156      $   12,041
                                              ==========      ==========      ==========      ==========

     Net income per share, basic:
          As reported                         $      .48      $      .45      $     1.71      $      .79
          Pro forma                           $      .39      $      .38      $     1.48      $      .62

     Net income per share, diluted:
          As reported                         $      .46      $      .43      $     1.64      $      .76
          Pro forma                           $      .38      $      .36      $     1.43      $      .60

5.   EARNINGS PER SHARE
     ------------------

          The following table presents the computation of per share earnings for the three and nine months ended August 31, 2005 and 2004, respectively:

                                              For the Three Months Ended      For the Nine Months Ended
                                                      August 31,                      August 31,
                                              --------------------------      --------------------------
                                                 2005            2004            2005            2004
                                              ----------      ----------      ----------      ----------
     NET INCOME                               $    9,449      $    8,734      $   33,621      $   15,269
                                              ==========      ==========      ==========      ==========

     NUMBER OF COMMON SHARES:
        Weighted average outstanding              19,762          19,498          19,669          19,295
        Issued upon assumed exercise of
          outstanding stock options                  691             735             758             795
        Effect of issuance of restricted
          common shares                               34              75              29              58
                                              ----------      ----------      ----------      ----------
        Weighted average and potential
          dilutive outstanding(1)                 20,487          20,308          20,456          20,148
                                              ==========      ==========      ==========      ==========

     NET INCOME PER COMMON SHARE:
          Basic                               $      .48      $      .45      $     1.71      $      .79
                                              ==========      ==========      ==========      ==========
          Diluted                             $      .46      $      .43      $     1.64      $      .76
                                              ==========      ==========      ==========      ==========

      (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 10 and 5 shares for the three months ended August 31, 2005 and 2004, respectively, and 227 and 247 shares for the nine months ended August 31, 2005 and 2004, respectively.

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

7.   SHIPPING AND HANDLING
     ---------------------

          Shipping and handling costs of $1,817 and $2,036 are included in selling expenses for the three months ended August 31, 2005 and 2004, respectively, and $5,878 and $5,469 for the nine months ended August 31, 2005 and 2004, respectively.

8.   PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS
     -----------------------------------------------------

          The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was $221,654 and $224,797 as of August 31, 2005 and November 30, 2004, respectively. The gross carrying amount of intangible assets subject to amortization at August 31, 2005 and November 30, 2004, which consist primarily of non-compete agreements, was $2,139 and $2,400, respectively. The related accumulated amortization of intangible assets at August 31, 2005 and November 30, 2004 was $1,676 and $1,637, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended August 31, 2005 and 2004 was $46 and $73, respectively, and for the nine months ended August 31, 2005 and 2004 was $191 and $222, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2006, 2007, 2008, 2009 and 2010 is $290, $123, $40, $20 and $0,
     respectively.

          On February 28, 2005, we entered into an agreement to sell the trademark and product rights of our SELSUN business in certain countries in Africa and Asia. As a result of the sale, $3,143 of indefinite-lived assets and $108 of intangible assets subject to amortization were retired, which resulted in an insignificant loss.

9.   INVENTORIES
     -----------

          Inventories consisted of the following as of August 31, 2005 and November 30, 2004:

                                                     2005             2004
                                                  ----------       ----------
     Raw materials and work in process            $   12,011       $   10,728
     Finished goods                                   12,240           12,395
     Excess of current cost over LIFO values          (1,433)          (1,433)
                                                  ----------       ----------
         Total inventories                        $   22,818       $   21,690
                                                  ==========       ==========


10.  ACCRUED LIABILITIES
     -------------------

          Accrued liabilities consisted of the following as of August 31, 2005 and November 30, 2004:

                                                     2005             2004
                                                  ----------       ----------
     Interest                                     $    4,978       $    3,152
     Salaries, wages and commissions                   5,459            4,886
     Product advertising and promotion                 2,971            3,750
     Litigation settlement and legal fees              2,428           10,046
     Other                                             1,256            1,929
                                                  ----------       ----------
         Total accrued liabilities                $   17,092       $   23,763
                                                  ==========       ==========

11.  LONG-TERM DEBT
     --------------

          Long-term debt consisted of the following as of August 31, 2005 and November 30, 2004:

                                                              2005            2004
                                                           ----------      ----------
     Revolving Credit Facility due 2009 at a variable
       rate of 6.75% and 5.50% as of August 31,
       2005 and November 30, 2004, respectively            $     --        $     --
     Floating Rate Senior Notes due 2010
       at a variable rate of 6.31% and 4.78% as
       of  August 31, 2005 and November 30,
       2004, respectively                                      75,000          75,000
     7.0% Senior Subordinated Notes due 2014                  107,500         125,000
                                                           ----------      ----------
     Total long-term debt                                     182,500         200,000
     Less:  current maturities                                   --              --
                                                           ----------      ----------
     Total long-term debt, net of current maturities       $  182,500      $  200,000
                                                           ==========      ==========

          On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the "Revolving Credit Facility") with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. Borrowings under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate was 6.75%. Borrowings under our Revolving Credit Facility are secured by substantially all of our assets, except real property and shares of capital stock of our domestic subsidiaries held by us, and by the assets of the guarantors (our domestic subsidiaries). The Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On September 29, 2005, we had no borrowings outstanding under our Revolving Credit Facility.

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

          Due to our refinancing transactions, during the nine months ended August 31, 2004 tender premiums and related fees of $7,861 were paid and net debt issuance costs of $5,097 were written off and charged to loss on early extinguishment of debt in the Condensed Consolidated Statements of Income. In addition, new debt issuance costs of $5,718 were capitalized.

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

          The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (6.31% as of August 31, 2005). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $328 is included in prepaid expenses and other current assets, and the long-term portion of $220 is included in other noncurrent assets. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2005, and a charge of $183, net of tax, was recorded to other comprehensive income during the nine months ended August 31, 2005. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Notes. The guarantees of the Floating Rate Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Notes effectively rank junior to any secured debt of the guarantors, including the guarantors' guarantee of our indebtedness under the Revolving Credit Facility. At any time after March 1, 2005, we may redeem any of the Floating Rate Notes upon not less than 30 nor more than 60 days' notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidated damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2005 at 102.0%, March 1, 2006 at 101.0% and March 1, 2007 and thereafter at 100.0%.

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

          The future maturities of long-term debt outstanding as of August 31, 2005 are as follows:

          2006                              $       --
          2007                                      --
          2008                                      --
          2009                                      --
          2010                                  75,000
          Thereafter                           107,500
                                            ----------
                                            $  182,500
                                            ==========

12.  COMPREHENSIVE INCOME
     --------------------

          Comprehensive income consisted of the following components for the three and nine months ended August 31, 2005 and 2004, respectively:

                                                   For the Three Months Ended      For the Nine Months Ended
                                                           August 31,                      August 31,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
     Net income                                    $    9,449      $    8,734      $   33,621      $   15,269
     Other - interest rate cap adjustment                  16            (259)           (183)           (259)
     Other - foreign currency translation
       adjustment                                        (151)            120            (257)            189
                                                   ----------      ----------      ----------      ----------
        Total                                      $    9,314      $    8,595      $   33,181      $   15,199
                                                   ==========      ==========      ==========      ==========

13.  STOCK BUYBACK
     -------------

          In January 2005, our board of directors authorized the repurchase of $30,000 of our common stock under our stock buyback program. A total of $17,250 remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30,000. During the nine months ended August 31, 2005, we repurchased 547 shares at a total cost of $21,664 pursuant to our buyback authority. As of August 31, 2005, $23,000 of the stock buyback authority was available. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. As of September 29, 2005, we have repurchased 335 shares of our common stock for $12,417 subsequent to August 31, 2005.

14.  RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS
     --------------------------------------------------------

          RETIREMENT PLANS

          We have a noncontributory defined benefit pension plan ("the Plan"), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at August 31, 2005 and November 30, 2004 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

          Net periodic pension cost for the three and nine months ended August 31, 2005 and 2004 comprised the following components:

                                                   For the Three Months Ended      For the Nine Months Ended
                                                           August 31,                      August 31,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
     Service cost                                  $     --        $     --        $     --        $     --
     Interest cost on projected benefit
       obligation                                         155             155             465             465
     Actual return on plan assets                        (214)           (178)           (642)           (534)
     Net amortization and deferral                          7              28              21              84
                                                   ----------      ----------      ----------      ----------
     Net pension cost (benefit)                    $      (52)     $        5      $     (156)     $       15
                                                   ==========      ==========      ==========      ==========

          No employer contributions were made for the nine months ended August 31, 2005 and 2004, and no employer contributions are expected to be made in fiscal 2005.

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

          Net periodic postretirement health care benefits cost for the three and nine months ended August 31, 2005 and 2004 comprised the following components:

                                                   For the Three Months Ended      For the Nine Months Ended
                                                           August 31,                      August 31,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
     Service cost                                  $       18      $       16      $       54      $       48
     Interest cost on accumulated
       postretirement benefit obligation                   21              20              63              60
     Amortization of prior service cost                     4               4              12              12
     Amortization of net gain                              (4)             (8)            (12)            (24)
                                                   ----------      ----------      ----------      ----------
     Net periodic postretirement benefits cost     $       39      $       32      $      117      $       96
                                                   ==========      ==========      ==========      ==========

15.  INCOME TAXES
     ------------

          We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the three and nine months ended August 31, 2005 was 33%, as compared to 31% and 33% for the three and nine months ended August 31, 2004. The rate for the three and nine months ended August 31, 2005 reflects the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

          Undistributed earnings of Chattem Canada amounted to approximately $572 and $1,323 for the three and nine months ended August 31, 2005. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

16.  PRODUCT SEGMENT INFORMATION
     ---------------------------

          Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2005 and 2004 are as follows:

                                                   For the Three Months Ended      For the Nine Months Ended
                                                           August 31,                      August 31,
                                                   --------------------------      --------------------------
                                                      2005            2004            2005            2004
                                                   ----------      ----------      ----------      ----------
     Topical analgesics                            $   20,965      $   20,118      $   67,415      $   53,964
     Medicated skin care products                      15,775          17,257          49,232          47,920
     Dietary supplements                                8,523           7,774          27,467          26,654
     Medicated dandruff shampoos and conditioner        7,653           6,480          25,341          23,107
     Other OTC and toiletry products                    8,871           8,210          26,584          27,485
                                                   ----------      ----------      ----------      ----------
       Total                                       $   61,787      $   59,839      $  196,039      $  179,130
                                                   ==========      ==========      ==========      ==========

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

          The DEXATRIM PPA settlement includes claims against us involving alleged injuries by DEXATRIM products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the DEXATRIM brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants have either withdrawn their claims or cannot be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled eight of the opt out claims. The six remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of September 29, 2005, three of the six remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

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

          During the third quarter of fiscal 2005, we resolved substantially all of the claims submitted in the DEXATRIM PPA settlement and now estimate that the total cost of the DEXATRIM settlement will be approximately $56,000. As indicated above, a total of $70,885 has been funded into a settlement trust by our insurers and Sidmak and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper and Sidmak. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8,500 from the settlement trust. If realized, this potential recovery is estimated to occur in the fourth quarter of 2005 or the first quarter of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the third fiscal quarter, we incurred and recorded $431 of legal expenses related to the DEXATRIM litigation.

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

          In order to resolve DELACO's indemnity obligations to us, we have entered into a settlement agreement with DELACO dated June 30, 2005 ("the DELACO Agreement"). Pursuant to the DELACO Agreement, we will accept liability for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to DEXATRIM products involving an injury date after December 21, 1998, and will hold the DELACO bankruptcy estate completely harmless from any such claims. In exchange, a settlement trust to be established under DELACO's bankruptcy plan will pay us $8,750 and will assume potential liability for all claims related to DEXATRIM products alleging injury dates on or before December 21, 1998. Upon the effective date of the bankruptcy plan, we expect that the plan will release us from all liability from holders of DEXATRIM claims with injury dates prior to December 21,1998, whether brought by an injured party or a co-defendant to a DEXATRIM products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust, which we expect to come into existence and be funded prior to the effective date of the DELACO bankruptcy plan. This payment and the channeling injunction and release described above will conclusively compromise and settle our previously filed claim in the DELACO bankruptcy case. The DELACO Agreement was approved by the Bankruptcy Court on July 28, 2005. The DELACO Agreement and our receipt of $8,750 from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan, and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust. We currently expect the confirmation hearing to occur before the end of calendar year 2005.

          Our product liability insurance, as described above, would not apply to claims arising from products manufactured and sold prior to our acquisition of DEXATRIM. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO's assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO's bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states. If the DELACO bankruptcy plan is confirmed with the terms required by the DELACO Agreement, we will be released from potential liability in these cases.

          We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including DEXATRIM products containing ephedrine. For the current policy period, we are insured for product liability insurance for all of our other products, including DEXATRIM products containing ephedrine, for up to $20,000 through our captive insurance subsidiary, of which approximately $4,891 is funded as of September 29, 2005. We also have $30,000 of excess coverage through third party insurers. We have been served with process and are currently defending three lawsuits related to DEXATRIM containing ephedrine.

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

          We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our BULLFROG sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of BULLFROG products. The plaintiff has stipulated that the amount in controversy with respect to plaintiff's individual claim and each member of the proposed class does not exceed $75. We filed an answer on June 28, 2004 and are vigorously defending the lawsuit.

          We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorney fees against us under the California Business and Professions Code, arising out of alleged deceptive, untrue or misleading advertising and breach of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain DEXATRIM Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased DEXATRIM Natural in California during the four year period prior to the filing of the lawsuit up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with respect to each individual claim and each member of the proposed class in the action does not exceed $75. We filed an answer on March 1, 2005, and are vigorously defending the lawsuit.

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

          We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of SPORTSCREME and ASPERCREME. The petition sought a determination that 10% trolamine salicylate, the active ingredient in SPORTSCREME and ASPERCREME, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for SPORTSCREME and ASPERCREME in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products or reformulate them using ingredients included in the FDA monograph. We are uncertain as to when the monograph is likely to become final.

          Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our ICY HOT patches and arguments to support our product's inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association ("CHPA") to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the ICY HOT Sleeve, a flexible, non-occlusive fabric patch with menthol levels consistent with the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research ("CDER"), we are uncertain as to when this matter is likely to become final. For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application ("NDA") for previously marketed drugs in order to continue to market the ICY HOT Patch, ICY HOT Sleeve or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted.

          We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the PAMPRIN and PREMSYN PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate were not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either PAMPRIN or PREMSYN PMS, as brands, will be materially affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent.

          In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs ("NSAID's") for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx(R), Bextra(R), and Celebrex(R). In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID's. Well-known OTC NSAID's such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s, will be affected by this regulatory action. Manufacturers of OTC NSAID's are being asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our PAMPRIN ALL DAY product, which contains naproxen sodium, will be subject to these new labeling requirements. PAMPRIN ALL DAY is manufactured for us by The Perrigo Company ("Perrigo"), holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo expects to make the mandated labeling changes within the time frame required by the FDA. We do not currently expect the distribution of PAMPRIN ALL DAY to be adversely affected as a result of the required labeling changes. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in PAMPRIN and PREMSYN PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. The FDA will address this issue in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to closure, that will cause the industry to relabel its analgesic products to better inform consumers of concomitant use.

          During the finalization of the monograph on sunscreen products the FDA chose to hold in abeyance specific requirements relating to the characterization of a product's ability to reduce UVA radiation. A final ruling on this matter would be expected to result in new UVA testing requirements and subsequent labeling changes related to sun protection factor, or SPF, ratings, and other labeling claims. We expect that the FDA may take action on this matter within the next six months. If implemented, the final rules would likely result in new testing requirements and revised labeling of our BULLFROG product line, and all of our competitors' products in the suncare category, within one year after issuance of the final rules.

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

18.  EXECUTIVE SEVERANCE CHARGE
     --------------------------

          We entered into a separation agreement with our former president and chief operating officer on August 24, 2005. In connection with the separation agreement, we incurred a $2,269 executive severance charge consisting of a $909 lump-sum cash payment and a $1,360 non-cash charge as a result of accelerating the vesting of restricted stock.

19.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     --------------------------------------------

          The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. ("Chattem"), Signal Investment & Management Co. ("Signal"), SunDex, LLC ("SunDex") and Chattem (Canada) Holdings, Inc. ("Canada"), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of August 31, 2005 arose in conjunction with Chattem's Revolving Credit Facility and Chattem's issuance of the Floating Rate Notes and the 7.0% Subordinated Notes (See Note 11). The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2005 is $182,500.

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

AUGUST 31, 2005
(Unaudited and in thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                            $     30,097    $      1,978    $     11,063    $         --    $     43,138
  Accounts receivable, less allowances of $2,971             27,306           9,808           6,270          (9,808)         33,576
  Interest receivable                                            17             619              --            (636)             --
  Inventories                                                17,206           1,939           3,673              --          22,818
  Refundable income taxes                                     1,474              --              --              --           1,474
  Deferred income taxes                                       2,240              --              --              --           2,240
  Prepaid expenses and other current assets                   6,728              --           1,976            (540)          8,164
                                                       ------------    ------------    ------------    ------------    ------------
     Total current assets                                    85,068          14,344          22,982         (10,984)        111,410
                                                       ------------    ------------    ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                           27,463             775             390              --          28,628
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
   rights, net                                                  463         283,944              --         (62,290)        222,117
  Debt issuance costs, net                                    4,161              --              --              --           4,161
  Investment in subsidiaries                                274,703          33,000          70,266        (377,969)             --
  Note receivable                                                --          33,000              --         (33,000)             --
  Other                                                       5,115              --              --              --           5,115
                                                       ------------    ------------    ------------    ------------    ------------
     Total other noncurrent assets                          284,442         349,944          70,266        (473,259)        231,393
                                                       ------------    ------------    ------------    ------------    ------------

        TOTAL ASSETS                                   $    396,973    $    365,063    $     93,638    $   (484,243)   $    371,431
                                                       ============    ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable and other                           $      7,948    $         --    $      4,119    $         --    $     12,067
  Accrued liabilities                                        22,613           1,435           4,028         (10,984)         17,092
                                                       ------------    ------------    ------------    ------------    ------------
     Total current liabilities                               30,561           1,435           8,147         (10,984)         29,159
                                                       ------------    ------------    ------------    ------------    ------------

LONG-TERM DEBT                                              182,500              --          33,000         (33,000)        182,500
                                                       ------------    ------------    ------------    ------------    ------------

DEFERRED INCOME TAXES                                          (348)         30,875              --              --          30,527
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT LIABILITIES                                  1,859              --              --              --           1,859
                                                       ------------    ------------    ------------    ------------    ------------

INTERCOMPANY ACCOUNTS                                        55,010         (56,571)          1,561              --              --
                                                       ------------    ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
     1,000, none issued                                          --              --              --              --              --
  Common shares, without par value, authorized
     50,000, issued and outstanding 19,920                   72,664              --              --              --          72,664
  Share capital of subsidiaries                                  --         329,704          43,209        (372,913)             --
  Retained earnings                                          57,509          59,620           7,757         (67,377)         57,509
  Unamortized value of restricted common shares
     issued                                                  (2,008)             --              --              --          (2,008)
  Cumulative other comprehensive income, net of taxes:
     Interest rate cap adjustment                              (499)             --              --              --            (499)
     Foreign currency translation adjustment                   (275)             --             (36)             31            (280)
                                                       ------------    ------------    ------------    ------------    ------------
     Total shareholders' equity                             127,391         389,324          50,930        (440,259)        127,386
                                                       ------------    ------------    ------------    ------------    ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    396,973    $    365,063    $     93,638    $   (484,243)   $    371,431
                                                       ============    ============    ============    ============    ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------

NOVEMBER 30, 2004
(In thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                            $     28,344    $      1,967    $      9,882    $         --    $     40,193
  Accounts receivable, less allowances of $1,682             26,727           8,733           5,376          (8,738)         32,098
  Interest receivable                                            --             619              --            (619)             --
  Inventories                                                16,681           3,020           1,989              --          21,690
  Refundable income taxes                                     4,702              --              --              --           4,702
  Deferred income taxes                                       4,308              --              --              --           4,308
  Prepaid expenses and other current assets                   3,489              --             194              --           3,683
                                                       ------------    ------------    ------------    ------------    ------------
     Total current assets                                    84,251          14,339          17,441          (9,357)        106,674
                                                       ------------    ------------    ------------    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                           27,724             775             266              --          28,765
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT ASSETS:
  Patents, trademarks and other purchased product
   rights, net                                                  763         287,087              --         (62,290)        225,560
  Debt issuance costs, net                                    5,174              --              --              --           5,174
  Investment in subsidiaries                                249,999          33,000          68,477        (351,476)             --
  Note receivable                                                --          33,000              --         (33,000)             --
  Other                                                       4,681              --             870              --           5,551
                                                       ------------    ------------    ------------    ------------    ------------
     Total other noncurrent assets                          260,617         353,087          69,347        (446,766)        236,285
                                                       ------------    ------------    ------------    ------------    ------------

        TOTAL ASSETS                                   $    372,592    $    368,201    $     87,054    $   (456,123)   $    371,724
                                                       ============    ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other                           $     11,398    $         --    $      1,943    $         --    $     13,341
  Accrued liabilities                                        27,435           1,107           4,578          (9,357)         23,763
                                                       ------------    ------------    ------------    ------------    ------------
     Total current liabilities                               38,833           1,107           6,521          (9,357)         37,104
                                                       ------------    ------------    ------------    ------------    ------------

LONG-TERM DEBT                                              200,000              --          33,000         (33,000)        200,000
                                                       ------------    ------------    ------------    ------------    ------------

DEFERRED INCOME TAXES                                          (511)         26,243              --              --          25,732
                                                       ------------    ------------    ------------    ------------    ------------

OTHER NONCURRENT LIABILITIES                                  1,776              --              --              --           1,776
                                                       ------------    ------------    ------------    ------------    ------------

INTERCOMPANY ACCOUNTS                                        25,382         (25,484)            102              --              --
                                                       ------------    ------------    ------------    ------------    ------------

SHAREHOLDERS' EQUITY:
  Preferred shares, without par value, authorized
     1,000, none issued                                          --              --              --              --              --
  Common shares, without par value, authorized
     50,000, issued and outstanding 19,882                   85,949              --              --              --          85,949
  Share capital of subsidiaries                                  --         329,705          41,100        (370,805)             --
  Retained earnings                                          23,888          36,630           6,115         (42,745)         23,888
  Unamortized value of restricted common shares
     issued                                                  (2,386)             --              --              --          (2,386)
  Cumulative other comprehensive income, net of taxes:
     Interest rate cap adjustment                              (316)             --              --              --            (316)
     Foreign currency translation adjustment                    (23)             --             216            (216)            (23)
                                                       ------------    ------------    ------------    ------------    ------------
     Total shareholders' equity                             107,112         366,335          47,431        (413,766)        107,112
                                                       ------------    ------------    ------------    ------------    ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    372,592    $    368,201    $     87,054    $   (456,123)   $    371,724
                                                       ============    ============    ============    ============    ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------

FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(Unaudited and in thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
TOTAL REVENUES                                         $    174,335    $     58,811    $     15,654    $    (33,367)   $    215,433
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                              47,868           7,095           7,137          (2,149)         59,951
  Advertising and promotion                                  46,165           9,252           3,322              --          58,739
  Selling, general and administrative                        35,321             271             749              --          36,341
  Executive severance charges                                 2,269              --              --              --           2,269
  Litigation settlement                                      (4,476)             --           2,075              --          (2,401)
  Equity in subsidiary income                               (24,632)             --              --          24,632              --
                                                       ------------    ------------    ------------    ------------    ------------
     Total costs and expenses                               102,515          16,618          13,283          22,483         154,899
                                                       ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                       71,820          42,193           2,371         (55,850)         60,534
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (10,285)             --          (1,873)          1,873         (10,285)
  Investment and other income, net                              545           1,878           2,001          (3,748)            676
  Loss on early extinguishment of debt                         (744)             --              --              --            (744)
  Royalties                                                 (26,758)         (4,460)             --          31,218              --
  Corporate allocations                                       2,547          (2,499)            (48)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                           (34,695)         (5,081)             80          29,343         (10,353)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                   37,125          37,112           2,451         (26,507)         50,181

PROVISION FOR  INCOME TAXES                                   3,504          12,247             809              --          16,560
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME                                             $     33,621    $     24,865    $      1,642    $    (26,507)   $     33,621
                                                       ============    ============    ============    ============    ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
--------------------------------------------

FOR THE NINE MONTHS ENDED AUGUST 31, 2004
(Unaudited and in thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
TOTAL REVENUES                                         $    158,569    $     55,984    $     13,360    $    (30,449)   $    197,464
                                                       ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                              45,211           7,701           5,401          (1,670)         56,643
  Advertising and promotion                                  44,765           8,089           3,424              --          56,278
  Selling, general and administrative                        31,711             339             781              --          32,831
  Litigation settlement                                       4,491              --              --              --           4,491
  Equity in subsidiary income                               (24,783)             --              --          24,783              --
                                                       ------------    ------------    ------------    ------------    ------------
     Total costs and expenses                               101,395          16,129           9,606          23,113         150,243
                                                       ------------    ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                       57,174          39,855           3,754         (53,562)         47,221
                                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (11,678)             --          (1,856)          1,856         (11,678)
  Investment and other income, net                              100           1,859           1,352          (3,106)            205
  Loss on early extinguishment of debt                      (12,958)             --              --              --         (12,958)
  Royalties                                                 (24,359)         (4,420)             --          28,779              --
  Corporate allocations                                       2,631          (2,545)            (86)             --              --
                                                       ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                           (46,264)         (5,106)           (590)         27,529         (24,431)
                                                       ------------    ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                   10,910          34,749           3,164         (26,033)         22,790
                                                       ------------    ------------    ------------    ------------    ------------

(BENEFIT FROM) PROVISION FOR INCOME TAXES                    (4,359)         11,467             413              --           7,521
                                                       ------------    ------------    ------------    ------------    ------------

NET INCOME                                             $     15,269    $     23,282    $      2,751    $    (26,033)   $     15,269
                                                       ============    ============    ============    ============    ============

                                                                         Note 19

CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
------------------------------------------------

FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(Unaudited and in thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income                                           $     33,621    $     24,865    $      1,642    $    (26,507)   $     33,621
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            4,397              --             (25)             --           4,372
     Deferred income taxes                                    2,479           4,632              --              --           7,111
     Tax benefit realized from stock option plans             1,057              --              --              --           1,057
     Loss on early extinguishment of debt                       744              --              --              --             744
     Restricted stock modification expense                    1,360              --              --              --           1,360
     Other, net                                                  74              --             131              --             205
     Equity in subsidiary income                            (26,507)             --              --          26,507              --
     Changes in operating assets and liabilities:
        Accounts receivable                                  (3,723)          2,068            (893)          1,070          (1,478)
        Interest receivable                                     (17)             --              --              17              --
        Inventories                                            (524)          1,081          (1,685)             --          (1,128)
        Refundable income taxes                               4,285              --              --              --           4,285
        Prepaid expenses and other current assets            (3,240)             --            (572)            540          (3,272)
        Accounts payable and accrued liabilities             (9,328)            328           1,625          (1,627)         (9,002)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by operating activities          4,678          32,974             223              --          37,875
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (2,255)             --             (98)             --          (2,353)
  Sales of patents, trademarks and other product rights       3,252              --              --              --           3,252
  Decrease (increase) in other assets, net                       86              --            (593)             --            (507)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by (used in) investing
           activities                                         1,083              --            (691)             --             392
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                               (17,500)             --              --              --         (17,500)
  Repayment of policy loans                                  (1,031)             --              --              --          (1,031)
  Proceeds from exercise of stock options                     5,286              --              --              --           5,286
  Repurchase of common shares                               (21,664)             --              --              --         (21,664)
  Debt retirement costs                                        (282)             --              --              --            (282)
  Changes in intercompany accounts                           31,183         (31,088)            (95)             --              --
  Dividends paid                                                 --          (1,875)          1,875              --              --
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash (used in) provided by financing
           activities                                        (4,008)        (32,963)          1,780              --         (35,191)
                                                       ------------    ------------    ------------    ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    --              --            (131)             --            (131)
                                                       ------------    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS:
  Increase for the period                                     1,753              11           1,181              --           2,945
  At beginning of period                                     28,344           1,967           9,882              --          40,193
                                                       ------------    ------------    ------------    ------------    ------------
  At end of period                                     $     30,097    $      1,978    $     11,063    $         --    $     43,138
                                                       ============    ============    ============    ============    ============

                                                                         Note 19
CHATTEM, INC. AND SUBSIDIARIES
------------------------------
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
------------------------------------------------

FOR THE NINE MONTHS ENDED AUGUST 31, 2004
(Unaudited and in thousands)

                                                                        GUARANTOR      NON-GUARANTOR
                                                                        SUBSIDIARY      SUBSIDIARY
                                                         CHATTEM        COMPANIES        COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income                                           $     15,269    $     23,282    $      2,751    $    (26,033)   $     15,269
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            4,549              --              60              --           4,609
     Deferred income taxes                                    1,260           5,020              --              --           6,280
     Tax benefit realized from stock option exercises         4,036              --              --              --           4,036
     Loss on early extinguishment of debt                    12,958              --              --              --          12,958
     Other, net                                                  33              --              20              --              53
     Equity in subsidiary income                            (26,033)             --              --          26,033              --
     Changes in operating assets and liabilities:
        Accounts receivable                                  (5,200)         (2,588)         (1,563)          2,588          (6,763)
        Interest receivable                                      --            (619)             --             619              --
        Inventories                                            (688)         (1,743)            441              --          (1,990)
        Refundable income taxes                                (844)             --               2              --            (842)
        Prepaid expenses and other current assets             1,223              --              (2)         (1,167)             54
        Accounts payable and accrued liabilities             (3,341)            678             377          (2,040)         (4,326)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash provided by operating activities          3,222          24,030           2,086              --          29,338
                                                       ------------    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                 (1,753)             --             (10)             --          (1,763)
  Purchases of patents, trademarks and other product
   rights                                                        --              (8)             --              --              (8)
  Increase in note receivable                                    --         (33,000)             --          33,000              --
  (Increase) decrease in other assets, net                     (998)             --             404              --            (594)
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash (used in) provided by investing
           activities                                        (2,751)        (33,008)            394          33,000          (2,365)
                                                       ------------    ------------    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Repayment of long-term debt                              (212,288)             --              --              --        (212,288)
  Proceeds from long-term debt                              200,000              --              --              --         200,000
  Proceeds from borrowings under revolving credit
    facility                                                 25,000              --              --              --          25,000
  Repayments of revolving credit facility                   (25,000)             --              --              --         (25,000)
  Proceeds from exercise of stock options                     5,139              --              --              --           5,139
  Repurchase of common shares                                (5,015)             --              --              --          (5,015)
  Increase in debt issuance costs                            (5,729)             --              --              --          (5,729)
  Debt retirement costs                                      (7,861)             --              --              --          (7,861)
  Premium on interest rate cap agreement                     (1,375)             --              --              --          (1,375)
  Intercompany debt proceeds, net                                --              --          33,000         (33,000)             --
  Changes in intercompany accounts                           23,805          10,787         (34,592)             --              --
  Dividends paid                                                 --          (1,250)          1,250              --              --
                                                       ------------    ------------    ------------    ------------    ------------
           Net cash (used in) provided by financing
           activities                                        (3,324)          9,537            (342)        (33,000)        (27,129)
                                                       ------------    ------------    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                    --              --             (20)             --             (20)
                                                       ------------    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS:
  (Decrease) increase for the period                         (2,853)            559           2,118              --            (176)
  At beginning of period                                     18,702           1,964           6,265              --          26,931
                                                       ------------    ------------    ------------    ------------    ------------
  At end of period                                     $     15,849    $      2,523    $      8,383    $         --    $     26,755
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

     o Medicated skin care products such as GOLD BOND medicated skin care powder, cream, lotion and foot care products; and PHISODERM medicated acne treatment products and skin cleansers;

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

     Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our GOLD BOND medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 27% of our total revenues in the nine months ended August 31, 2005. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

     Our net income margin (net income/total revenues) was 13.9% and 13.2% for the third quarter of fiscal 2005 and 2004, respectively, and 15.6% and 7.7% for the nine months ended August 31, 2005 and 2004, respectively. Our adjusted net income (net income excluding debt extinguishment, litigation settlement and executive severance charges) margin (adjusted net income /total revenues) was 16.5% and 14.1% for the third quarter of fiscal 2005 and 2004, respectively, and 15.8% and 13.7% for the nine months ended August 31, 2005 and 2004, respectively. Adjusted net income (net income excluding debt extinguishment, litigation settlement and executive severance charges) margin is a non-GAAP financial measure. We believe that disclosure of adjusted net income margin provides investors with useful information regarding our financial performance and allows for easier comparison with net income margin without the effect of the charges in prior periods. We use this non-GAAP financial measure to analyze our performance to forecasted and prior period results and for other internal purposes. A reconciliation of adjusted net income to net income for the three and nine months ended August 31, 2005 and 2004 is presented in the following table:

                                              For the Three Months Ended   For the Nine Months Ended
                                              --------------------------   -------------------------
                                                August 31,   August 31,      August 31,   August 31,
                                                   2005         2004            2005         2004
                                                 --------     --------        --------     --------
                                                    (dollars in thousands, except per share data)
Net income                                       $  9,449     $  8,734        $ 33,621     $ 15,269
Add:
      Loss on early extinguishment of debt           --           --               744       12,958
      Litigation settlement                           431          834          (2,401)       4,491
      Executive severance charges                   2,269         --             2,269         --

      Provision for income taxes                     (891)        (275)           (202)      (5,758)
                                                 --------     --------        --------     --------
Adjusted net income (excluding debt
  extinguishment, litigation settlement and
  executive severance charges)                   $ 11,258     $  9,293        $ 34,031     $ 26,960
                                                 ========     ========        ========     ========
Adjusted net income (excluding debt
  extinguishment, litigation settlement and
  executive severance charges) margin               16.5%        14.1%           15.8%        13.7%
                                                 ========     ========        ========     ========

     EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable U.S. generally accepted accounting principles ("GAAP") financial measure is net income. EBITDA and adjusted EBITDA (EBITDA excluding litigation settlement and executive severance charges) are used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by GAAP. We consider EBITDA and adjusted EBITDA as well as EBITDA margin and adjusted EBITDA margin as important indicators of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. We believe that presenting EBITDA and EBITDA margin, both adjusted to exclude litigation settlement and executive severance charges, provides investors with a useful measure of our ongoing operating performance. Further, EBITDA adjusted to exclude litigation settlement charges is one measure used in the calculation of certain ratios to determine our compliance with the terms of our Revolving Credit Facility. Our presentation of EBITDA and EBITDA margin, as we have adjusted such measures, should not be construed as an inference that our future results will be unaffected by items similar to those excluded from the calculation of EBITDA and EBITDA margin, as we have adjusted such measures. EBITDA and adjusted EBITDA are not measurements of financial performance and liquidity under GAAP and should not be considered as alternatives to operating income, net income and other measures of financial performance reported in accordance with GAAP or as alternatives to cash flows provided by operating, investing or financing activities.

     A reconciliation of EBITDA and adjusted EBITDA to net income is presented in the following tables:

                                                                  For the Three Months Ended
                                                  ----------------------------------------------------------
                                                                                    Dollar        Percentage
                                                  August 31,      August 31,       Increase        Increase
                                                     2005            2004         (Decrease)      (Decrease)
                                                  ----------      ----------      ----------      ----------
                                                                    (dollars in thousands)
Net income                                        $    9,449      $    8,734      $      715          8.2%
Add:
  Provision for income taxes                           4,654           4,002             652         16.3
  Interest expense, net                                3,058           3,239            (181)        (5.6)
  Depreciation and amortization less
    amounts included in interest                       1,094           1,341            (247)       (18.4)
                                                  ----------      ----------      ----------
EBITDA                                            $   18,255      $   17,316      $      939          5.4
                                                  ==========      ==========      ==========
  Executive severance charges                          2,269             --            2,269        100.0
  Litigation settlement                                  431             834            (403)       (48.3)
                                                  ----------      ----------      ----------
Adjusted EBITDA (excluding litigation
 settlement and executive severance charges)      $   20,955      $   18,150      $    2,805         15.5
                                                  ==========      ==========      ==========

EBITDA margin (EBITDA/total revenues)                  26.8%           26.2%
                                                  ==========      ==========
Adjusted EBITDA margin (Adjusted EBITDA
  /total revenues)                                     30.7%           27.4%
                                                  ==========      ==========

                                                                  For the Nine Months Ended
                                                  ----------------------------------------------------------
                                                                                    Dollar        Percentage
                                                  August 31,      August 31,       Increase        Increase
                                                     2005            2004         (Decrease)      (Decrease)
                                                  ----------      ----------      ----------      ----------
                                                                    (dollars in thousands)
Net income                                        $   33,621      $   15,269      $   18,352         120.2%
Add:
  Provision for income taxes                          16,560           7,521           9,039         120.2
  Interest expense, net (1)                           10,353          24,431         (14,078)        (57.6)
  Depreciation and amortization less
    amounts included in interest                       3,820           3,958            (138)         (3.5)
                                                  ----------      ----------      ----------
EBITDA                                            $   64,354        $ 51,179      $   13,175          25.7
                                                  ==========      ==========      ==========
Executive severance charges                            2,269             --            2,269         100.0
Litigation settlement                                 (2,401)          4,491          (6,892)       (153.5)
                                                  ----------      ----------      ----------
Adjusted EBITDA (excluding litigation
  settlement and executive severance
  charges)                                        $   64,222      $   55,670      $    8,552          15.4
                                                  ==========      ==========      ==========

EBITDA margin (EBITDA/total revenues)                  29.9%           25.9%
                                                  ==========      ==========
Adjusted EBITDA margin
   (Adjusted EBITDA/total revenues)                    29.8%           28.2%
                                                  ==========      ==========

(1) The nine months ended August 31, 2005 and 2004 includes a loss on early extinguishment of debt of $0.7 million and $13.0 million, respectively.

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

     During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Senior Subordinated Notes due March 1, 2014 ("7.0% Subordinated Notes") in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt of $0.7 million. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107.5 million.

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

     During the third quarter of fiscal 2005, we resolved substantially all of the remaining claims submitted in the DEXATRIM PPA settlement and now estimate that the total cost of the DEXATRIM settlement will be approximately $56.0 million. As previously reported, a total of $70.9 million has been funded into a settlement trust by our insurers and Sidmak Laboratories, Inc. ("Sidmak"), the manufacturer of DEXATRIM products containing PPA, and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and Sidmak. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8.5 million from the settlement trust. If realized, this potential recovery is estimated to occur in the fourth quarter of 2005 or the first quarter of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the third fiscal quarter, we incurred and recorded $0.4 million of legal expenses related to the DEXATRIM litigation.

     Also during the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company ("DELACO"), successor by merger to the Thompson Medical Company, Inc., which owned the DEXATRIM brand prior to December 21, 1998 (the "DELACO Agreement"). Pursuant to the DELACO Agreement, we will accept liability for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to DEXATRIM products involving an injury date after December 21, 1998 and will hold the DELACO bankruptcy estate completely harmless from any such claims. In exchange, a settlement trust to be established under DELACO's bankruptcy plan will pay us $8.75 million and will assume potential liability for all claims related to DEXATRIM products alleging injury dates on or before December 21, 1998. The DELACO Agreement was approved by the Bankruptcy Court on July 28, 2005. The DELACO Agreement and our receipt of $8.75 million from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust. We currently expect the confirmation hearing to occur before the end of calendar year 2005.

     As previously announced, we entered into a separation agreement with our former president and chief operating officer on August 24, 2005. In connection with the separation agreement, we incurred a $2.3 million executive severance charge consisting of a $0.9 million lump-sum cash payment and a $1.4 million non-cash charge as a result of accelerating the vesting of restricted stock. We also announced that Robert E. Bosworth was named our president and chief operating officer effective September 19, 2005.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                            For the Three Months Ended          For the Nine Months Ended
                                         ---------------------------------   ---------------------------------
                                         August 31, 2005   August 31, 2004   August 31, 2005   August 31, 2004
                                         ---------------   ---------------   ---------------   ---------------
TOTAL REVENUES                                100.0%            100.0%            100.0%            100.0%
                                             ------            ------            ------            ------

COSTS AND EXPENSES:
  Cost of sales                                27.2              28.9              27.8              28.7
  Advertising and promotion                    25.9              28.2              27.3              28.5
  Selling, general and administrative          17.8              17.4              16.9              16.6
  Executive severance charges                   3.3               --                1.0               --
  Litigation settlement                         0.6               1.3              (1.1)              2.3
                                             ------            ------            ------            ------
    Total costs and expenses                   74.8              75.8              71.9              76.1
                                             ------            ------            ------            ------

INCOME FROM OPERATIONS                         25.2              24.2              28.1              23.9
                                             ------            ------            ------            ------

OTHER INCOME (EXPENSE):
  Interest expense                             (4.9)             (5.0)             (4.8)             (5.9)
  Investment and other income, net              0.4               0.1               0.3               0.1
  Loss on early extinguishment of debt          --                --               (0.3)             (6.6)
                                             ------            ------            ------            ------
     Total other income (expense)              (4.5)             (4.9)             (4.8)            (12.4)
                                             ------            ------            ------            ------

INCOME BEFORE INCOME TAXES                     20.7              19.3              23.3              11.5

PROVISION FOR INCOME TAXES                      6.8               6.1               7.7               3.8
                                             ------            ------            ------            ------

NET INCOME                                     13.9%             13.2%             15.6%              7.7%
                                             ======            ======            ======            ======

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the August 31, 2005 condensed consolidated financial statements:

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     As of August 31, 2005, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer's industry, new developments in the customer's industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the nine months ended August 31, 2005, we performed a detailed assessment of the collectibility of trade accounts receivable and reduced our estimate of allowance for doubtful accounts by approximately $0.3 million, which resulted in a decrease to selling, general and administrative expense in our condensed consolidated financial statements.

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

     In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. BULLFROG and SUN IN lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $ 0.2 million. As a result of higher sales volumes in the nine months ended August 31, 2005 and 2004, we increased our estimate of seasonal returns by approximately $0.8 million and $0.4 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the nine months ended August 31, 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $0.7 million, which resulted in a decrease to net sales in our condensed consolidated financial statements, as compared to a $0.7 million decrease in our estimate for the nine months ended August 31, 2004.

     We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Many customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the nine months ended August 31, 2005 and 2004, primarily as a result of the sales volume impact on variable based programs, we decreased our estimate of promotional accruals by approximately $0.8 million and $0.9 million, respectively, which resulted in an increase to net sales in our condensed consolidated financial statements.

     INCOME TAXES

     We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the three and nine months ended August 31, 2005 was 33%, as compared to 31% and 33% in the three and nine months ended August 31, 2004, respectively. The rate for the three and nine months ended August 31, 2005 reflects the implementation of a number of foreign and state tax planning initiatives, which include our determination during the third quarter of fiscal 2004 to reinvest indefinitely all undistributed earnings of Chattem Canada, a wholly-owned subsidiary.

     Undistributed earnings of Chattem Canada amounted to approximately $0.6 million and $1.3 million for the three and nine months ended August 31, 2005, respectively. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

     For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2004 filed with the Securities and Exchange Commission.

COMPARISON OF THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
---------------------------------------------------------
     To facilitate discussion of our operating results for the three months ended August 31, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                                            Increase (Decrease)
                                                                         -----------------------
                                                  2005         2004        Amount     Percentage
                                               ----------   ----------   ----------   ----------
                                                             (dollars in thousands)
Domestic net sales                             $   61,787   $   59,839   $    1,948        3.3%
International revenues (including royalties)        6,428        6,296          132        2.1
Total revenues                                     68,215       66,135        2,080        3.1
Cost of sales                                      18,575       19,135         (560)      (2.9)
Advertising and promotion expense                  17,657       18,666       (1,009)      (5.4)
Selling, general and administrative expense        12,122       11,525          597        5.2
Executive severance charges                         2,269         --          2,269      100.0
Litigation settlement                                 431          834         (403)     (48.3)
Interest expense                                    3,332        3,284           48        1.5
Net  income                                         9,449        8,734          715        8.2

     DOMESTIC NET SALES

     Domestic net sales for the three months ended August 31, 2005 increased $1.9 million, or 3.3%, as compared to the comparable period of 2004. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                            Increase (Decrease)
                                                                         -----------------------
                                                  2005         2004        Amount     Percentage
                                               ----------   ----------   ----------   ----------
                                                            (dollars in thousands)
Topical analgesics                             $   20,965   $   20,118   $      847       4.2%
Medicated skin care products                       15,775       17,257       (1,482)     (8.6)
Dietary supplements                                 8,523        7,774          749       9.6
Medicated dandruff shampoos and
   conditioner                                      7,653        6,480        1,173      18.1
Other OTC and toiletry products                     8,871        8,210          661       8.1
                                               ----------   ----------   ----------
  Total                                        $   61,787   $   59,839   $    1,948       3.3
                                               ==========   ==========   ==========

     Net sales growth in the topical analgesic category was led by 22% and 12% increases in sales of ASPERCREME and CAPZASIN, respectively. ASPERCREME continued to benefit from the launch of the Odor-Free Therapy Back and Body Patch, and CAPZASIN continued to experience strong market share growth. The balance of the portfolio, including ICY HOT, remained essentially flat, as the ICY HOT Medicated Sleeve reached its first anniversary in distribution.

     The decrease in net sales in the medicated skin care products category was due to a decline in sales of GOLD BOND and PHISODERM. GOLD BOND net sales declined 4% as stronger adult powder sales, led by GOLD BOND Ultimate Comfort Powder, and foot product sales were offset by lost sales from discontinued first aid and antifungal foot swab products. In addition, GOLD BOND sales were negatively impacted by the timing of display activity at a major retailer. PHISODERM net sales declined 32%, primarily reflecting a decrease in sales in the base acne and skin care business offset by the continued benefits from the new PH2O product line.

     Net sales for the dietary supplements category was led by a 12% increase in net sales of DEXATRIM, reflecting the strong performance of the new DEXATRIM MAX diet pill, partially offset by continued declining sales of the DEXATRIM ALL IN ONE BAR. Net sales of GARLIQUE increased 24% due to an effective new advertising campaign.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased 18% compared to the same period of fiscal 2004 as a result of the continued growth in SELSUN BLUE users as well as reduced consumer promotion spending.

     The increase in net sales for the other OTC and toiletry products category was due primarily to the strength of our seasonal products, BULLFROG, SUN-IN and ULTRASWIM. BULLFROG sales increased 25% due to improved distribution and strong sales of the new Kids UV Defender product line.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

     INTERNATIONAL REVENUES

     For the third quarter of fiscal 2005, international revenues increased $0.1 million, or 2.1%, as compared to the third quarter of fiscal 2004 principally due to the introduction of ICY HOT in Canada and strengthening distributor sales of SELSUN in certain European and Middle Eastern countries offset by sales declines in the UK and certain Latin American markets. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 27.2% for the third quarter of fiscal 2005 as compared to 28.9% for the third quarter of fiscal 2004. Gross margin of 72.8% was attributable to favorable product mix and price increases for several products, offset by increases in raw materials and transportation costs.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the third quarter of fiscal 2005 decreased $1.0 million, or 5.4%, as compared to the same quarter of fiscal 2004 due primarily to the timing of new product launches.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $0.6 million, or 5.2%, as compared to the same quarter of fiscal 2004. Selling, general and administrative expenses were 17.8% and 17.4% of total revenues for the third quarter of fiscal 2005 and 2004, respectively. An increase in sales was primarily responsible for the increase in selling expense. The increase in general and administrative expenses was largely a result of an increase in new product development expenses and compensation expense related to employee incentive plans offset by decreased insurance costs.

     EXECUTIVE SEVERANCE CHARGES

     During the third quarter of fiscal 2005, we incurred a $2.3 million executive severance charge expense related to a separation agreement entered into with our former president and chief operating officer. The $2.3 million severance charge consists of a $0.9 million lump-sum cash payment and a $1.4 million non-cash charge as a result of accelerating the vesting of restricted stock.

     LITIGATION SETTLEMENT ITEMS

     Litigation settlement items decreased $0.4 million as compared to the same quarter of fiscal 2004. The litigation settlement charge in the third quarter of fiscal 2005 represents legal expenses related to the settlement of DEXATRIM litigation.

     INTEREST EXPENSE

     Interest expense remained essentially flat compared to the same quarter of fiscal 2004. The interest savings from the reduction of our outstanding debt as a result of the repurchase of $17.5 million of our 7.0% Subordinated Notes in the second quarter of fiscal 2005 was offset by higher interest rates on the Floating Rate Notes compared to the same quarter of fiscal 2004. Unless and until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

COMPARISON OF NINE MONTHS ENDED AUGUST 31, 2005 AND 2004
--------------------------------------------------------

     To facilitate discussion of our operating results for the nine months ended August 31, 2005 and 2004, we have included the following selected data from our Condensed Consolidated Statements of Income:

                                                                            Increase (Decrease)
                                                                         -----------------------
                                                  2005        2004         Amount     Percentage
                                               ----------   ----------   ----------   ----------
                                                             (dollars in thousands)
Domestic net sales                             $  196,039   $  179,130   $   16,909         9.4%
International revenues (including royalties)       19,394       18,334        1,060         5.8
Total revenues                                    215,433      197,464       17,969         9.1
Cost of sales                                      59,951       56,643        3,308         5.8
Advertising and promotion expense                  58,739       56,278        2,461         4.4
Selling, general and administrative expense        36,341       32,831        3,510        10.7
Executive severance charges                         2,269          --         2,269       100.0
Litigation settlement                              (2,401)       4,491       (6,892)     (153.5)
Interest expense                                   10,285       11,678       (1,393)      (11.9)
Loss on early extinguishment of debt                  744       12,958      (12,214)      (94.3)
Net income                                         33,621       15,269       18,352       120.2

     DOMESTIC NET SALES

     Domestic net sales for the nine months ended August 31, 2005 increased $16.9 million, or 9.4%, as compared to the corresponding period of 2004. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

                                                                            Increase (Decrease)
                                                                         -----------------------
                                                  2005        2004         Amount     Percentage
                                               ----------   ----------   ----------   ----------
                                                            (dollars in thousands)
Topical analgesics                             $   67,415   $   53,964   $   13,451       24.9%
Medicated skin care products                       49,232       47,920        1,312       2.7
Dietary supplements                                27,467       26,654          813       3.1
Medicated dandruff shampoos and conditioner        25,341       23,107        2,234       9.7
Other OTC and toiletry products                    26,584       27,485         (901)     (3.3)
                                               ----------   ----------   ----------
  Total                                        $  196,039   $  179,130   $   16,909       9.4
                                               ==========   ==========   ==========

     Net sales growth in the topical analgesic category was led by 56% and 21% increases in sales of ASPERCREME and ICY HOT, respectively. ASPERCREME's sales increase was driven by the launch of the Odor-Free Therapy Back and Body Patch. ICY HOT continued to benefit from the strength of the ICY HOT Medicated Sleeve and the Back Patch and the advertising campaign featuring Shaquille O'Neal. Net sales growth in this category also resulted from 19%, 16% and 10% sales increases in CAPZASIN, SPORTSCREME and FLEXALL, respectively.

     Net sales growth in the medicated skin care products category resulted from a 7% increase in the GOLD BOND franchise. GOLD BOND sales growth primarily was attributable to 29%, 7% and 7% increases from the lotion, foot care and powder product lines, respectively, offset by lost sales from discontinued first aid and antifungal foot swab products. The increase in sales from the GOLD BOND lotion line of products was attributable to increased sales of GOLD BOND ULTIMATE Healing Skin Therapy Lotion. The increase in net sales of GOLD BOND foot care products resulted from increased distribution, and GOLD BOND powder sales were driven by the launch of GOLD BOND ULTIMATE Comfort Powder. Although PHISODERM benefited from the launch of the new PH2O line, this was more than offset by weakness in sales and lost distribution from its acne and base skin care business.

     Net sales growth in the dietary supplements category was led by 19% and 13% increases in net sales of NEW PHASE and GARLIQUE, respectively, offset by a 4% decrease in DEXATRIM. Net sales of GARLIQUE increased due to effective new advertising, and net sales of NEW PHASE increased due to the introduction of NEW PHASE Extra Strength in the first quarter of fiscal 2005. The decrease in net sales of DEXATRIM resulted from declining sales of the DEXATRIM ALL IN ONE BAR partially offset by sales of the new DEXATRIM MAX diet pill.

     Domestic net sales of SELSUN BLUE medicated dandruff shampoo increased 10% reflecting continued growth in SELSUN BLUE users and an effective advertising campaign.

     The decrease in net sales for the other OTC and toiletry products category was due primarily to sales declines of PAMPRIN and PREMSYN, which both lost distribution at a major retailer. The decrease was partially offset by an increase in net sales of SUN-IN and ULTRASWIM as a result of expanded distribution.

     Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

     INTERNATIONAL REVENUES

     For the nine months ended August 31, 2005, international revenues increased $1.1 million, or 5.8%, as compared to the same period in fiscal 2004 principally due to the introduction of ICY HOT in Canada and strengthening distributor sales of SELSUN in certain European and Middle Eastern countries offset by sales declines in the UK and certain Latin American markets. Sales variances for international operations were principally the result of changes in unit sales volumes.

     COST OF SALES

     Cost of sales as a percentage of total revenues was 27.8% for the nine months ended August 31, 2005 as compared to 28.7% for the comparable period of fiscal 2004. Gross margin of 72.2% was attributable to favorable product mix and price increases for several products, offset by increases in raw materials and transportation costs.

     ADVERTISING AND PROMOTION EXPENSE

     Advertising and promotion expenses in the nine months ended August 31, 2005 increased $2.5 million, or 4.4%, as compared to the same period in fiscal 2004 and were 27.3% of total revenues for the nine months ended August 31, 2005 compared to 28.5% for the comparable period of fiscal 2004. The decrease in advertising and promotion expense as a percentage of revenue represents a more effective use of advertising to generate sales. Support for new product introductions drove an increase in advertising and promotion expenditures in the current nine month period for PHISODERM, ASPERCREME, GOLD BOND powder, BULLFROG and NEW PHASE.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expenses increased $3.5 million, or 10.7%, as compared to the same period of fiscal 2004. Selling, general and administrative expenses were 16.9% and 16.6% of total revenues for the nine months ended August 31, 2005 and 2004, respectively. An increase in sales was primarily responsible for the increase in selling expense. In addition, freight expenses increased due to an increase in fuel costs. The increase in general and administrative expenses was largely a result of increases in new product development expenses, compensation expense and insurance expense.

     EXECUTIVE SEVERANCE CHARGES

     During the third quarter of fiscal 2005, we incurred a $2.3 million executive severance charge related to a separation agreement entered into with our former president and chief operating officer. The $2.3 million severance charge consists of a $0.9 million lump-sum cash payment and a $1.4 million non-cash charge as a result of accelerating the vesting of restricted stock.

     LITIGATION SETTLEMENT ITEMS

     Litigation settlement items decreased $6.9 million as compared to the same period of fiscal 2004 due to a change in estimate of $6.0 million related to the DEXATRIM litigation recorded in the second quarter of fiscal 2005. In the nine months ended August 31, 2005, legal expenses and ephedrine-related claims of $4.1 million related to the settlement of DEXATRIM litigation were offset by a $0.5 million reimbursement from the settlement trust for previously incurred administrative costs as compared to charges of $4.5 million in the prior year period relating to legal and administrative costs and settlement costs relating to a settlement with one of our insurance providers.

     INTEREST EXPENSE

     Interest expense decreased $1.4 million, or 11.9%, in the nine months ended August 31, 2005 as compared to the same period in fiscal 2004. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Unless and until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

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

     Net cash provided by operating activities increased to $37.9 million for the nine months ended August 31, 2005 from $29.3 million for the same period of 2004. The increase in cash provided by operating activities for the nine months ended August 31, 2005 was due primarily to the loss on early extinguishment of debt of $13.0 million incurred in the prior year compared to $0.7 million incurred in the current year. Increased refundable income taxes and a smaller decrease in accounts receivable for the nine months ended August 31, 2005 compared to the prior year period, also contributed to the increase in cash flow from operations for the current year over the same prior year period. These increases were partially offset by a decrease in the tax benefit realized from stock option exercises, a decrease in prepaid expenses and other current assets, and a decrease in accounts payable and accrued liabilities for the nine months ended August 31, 2005 compared to the same prior year period.

     Investing activities provided cash of $0.4 million and used cash of $2.4 million in the nine months ended August 31, 2005 and 2004, respectively. Cash was provided in the current period primarily due to proceeds received from the sale of our SELSUN business in certain countries in Africa and Asia.

     Financing activities used cash of $35.2 million and $27.1 million in the nine months ended August 31, 2005 and 2004, respectively. The increase in cash used in the current period primarily was attributable to the $21.7 million repurchase of common stock as compared to the prior period reflecting the refinancing transaction.

     In January 2005, our board of directors authorized the repurchase of $30.0 million of our common stock under our stock buyback program. A total of $17.3 million remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30.0 million. During the nine months ended August 31, 2005, we repurchased 547,066 shares at a total cost of $21.7 million pursuant to our buyback authority. As of August 31, 2005, $23.0 million of the stock buyback authority was available. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Revolving Credit Facility, Floating Rate Notes and 7.0% Subordinated Notes. As of September 29, 2005, we have repurchased 335,201 shares of our common stock for $12.4 million subsequent to August 31, 2005.

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

FOREIGN OPERATIONS
------------------

     Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom ("U.K.") subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, "Foreign Currency Translation". For the nine months ended August 31, 2005 and 2004, these subsidiaries accounted for 7% of total revenues and 6% and 3% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of SELSUN BLUE, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which has increased our exposure to fluctuations in foreign exchange rates. During fiscal 2004, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains of $0.1 million and $7,000 for the nine months ended August 31, 2005 and 2004, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 4 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our fiscal year that begins December 1, 2005.

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

     Our exposure to interest rate risk currently consists of our Floating Rate Notes and our Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Notes as of August 31, 2005, was $75 million. The Floating Rate Notes bear interest at a three-month LIBOR plus 3.00% per year (6.31% as of August 31, 2005). Loans under our Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.75% to 2.50% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.25% to 1.0%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2005, no amounts were outstanding under the Revolving Credit Facility, and the variable rate on the Revolving Credit Facility was 6.75%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2005, and a charge of $0.2 million, net of tax, was recorded to other comprehensive income during the nine months ended August 31, 2005. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the balance currently outstanding of our Floating Rate Notes for the next twelve months would be approximately $ 0.5 million, net of tax.

     We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. In addition, Abbott has continued to supply a portion of our international product, and beginning April 1, 2004, Abbott began billing us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.4 million as of August 31, 2005.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules
13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 31, 2005 of this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Note 17 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

     (c) A summary of the common stock repurchase activity for our third quarter of fiscal 2005 is as follows:

                                                               Total Number of       Approximate Dollar
                                                              Shares Purchased      Value of shares that
                        Total Number                         as Part of Publicly    may yet be Purchased
                          of Shares       Average Price      Announced Plans or       under the Plans
    Period                Purchased     Paid Per Share(1)       Programs(2)             or Programs
                          ---------     -----------------       -----------             -----------
June 1 - June 30            138,900          $  41.44              138,900              $17,562,361
July 1 - July 31              7,500          $  41.63                7,500              $17,250,108
August 1 - August 31        161,366          $  43.38              161,366              $23,000,002
                          ---------                              ---------
  Total Third Quarter       307,766          $  42.46              307,766              $23,000,002



(1)  Average price paid per share includes broker commissions.

(2) Our stock buyback program authorizing the purchase of up to $20.0 million of our common stock was announced in January 2004. In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. A total of $17.3 million remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30.0 million. There is no expiration date specified for our stock buyback program.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------
        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
        None.


ITEM 5. OTHER INFORMATION
-------------------------
        None.

ITEM 6. EXHIBITS
----------------

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


                                              CHATTEM, INC.
                                              (Registrant)





Dated: October 3, 2005                /s/ Robert E. Bosworth
       ------------------             --------------------------
                                      Robert E. Bosworth
                                      President, Chief Operating Officer and
                                      Director (Chief Operating Officer)



Dated: October 3, 2005                /s/ Richard D. Moss
       ------------------             --------------------------
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