Form 10-K
period 2005-11-30
CHATTEM INC
filed 2006-02-21
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

Commission file number 0-5905

CHATTEM, INC.
A TENNESSEE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 62-0156300

1715 WEST 38TH STREET
CHATTANOOGA, TENNESSEE 37409
TELEPHONE: 423-821-4571

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).      YES ☐     NO  ☒

As of May 31, 2005, the aggregate market value of voting shares held by non-affiliates was $791,923,275. For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

As of February 17, 2006, 19,529,396 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 12, 2006 (the “2006 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.      Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2003, November 30, 2004 and November 30, 2005 are referred to as fiscal 2003, fiscal 2004 and fiscal 2005, respectively, and our fiscal year ending on November 30, 2006 is referred to as fiscal 2006. Brand names that are italicized in this Form 10-K refer to trademarks that we own or license.

General

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements, including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos and conditioner, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Topical analgesics such as Icy Hot and Aspercreme;

•	Medicated skin care products such as Gold Bond medicated skin care powder, cream, lotion, first aid and foot care products

•	Selsun Blue medicated dandruff shampoos and conditioner;

•	Dietary supplements including Dexatrim, Garlique and New Phase; and

•
Other OTC and toiletry products such as Pamprin, a menstrual analgesic; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Bullfrog, a line of sunblocks; UltraSwim, a chlorine-removing shampoo; and Sun-In, a hair lightener.

Our products target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 28% of our total revenues in fiscal 2005. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. Recent product line extensions include Gold Bond Ultimate Healing Skin Therapy Lotion and the Icy Hot Medicated Sleeve. In March 2002, we acquired the Selsun Blue line of medicated dandruff shampoos, expanding our brand portfolio into another attractive niche category. We will continue to seek opportunities to acquire attractive brands in niche markets such as Selsun Blue. We intend to drive growth through strong marketing and promotional programs, new product development and acquisitions of new brands.

Competitive Strengths

We believe that the following key competitive strengths are critical to our continuing success:

Diverse and broad portfolio of well-recognized branded products. We currently market a diverse and broad portfolio of 22 brands in a variety of different product categories, including topical analgesics, medicated dandruff shampoos and conditioner, medicated skin care products, toiletries and dietary supplements. Our products are marketed under well-recognized brand names, such as our portfolio of topical analgesic brands lcy Hot, Aspercreme, Flexall, Sportscreme, Capzasin and Arthritis Hot, as well as Gold Bond, Selsun Blue, Dexatrim and Garlique. Our presence in diverse product categories allows us to reduce our exposure to changing consumer demand or weakness in any single category.

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

High margins and efficient operating structure. We are able to achieve high gross margins as a result of our ability to build and maintain brand equity, our significant market presence in niche markets and efficiencies in purchasing, manufacturing and distribution. In addition, we seek to tightly control our expenses, which strengthens our operating margins. Our high margins and resulting strong cash flow allow us to weather temporary fluctuations in our product markets that could otherwise more adversely affect our business.

Proven advertising and promotion strategy. We aggressively seek to build brand awareness and usage of our larger brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television and radio advertising and, to a lesser extent, print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions, as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 28% of our total revenues in fiscal 2005. Given the importance of our products’ brand equity, we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network. We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreen Co. and The Kroger Co. In fiscal 2005, sales to our top ten customers constituted approximately 70% of our total sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Our fiscal 2005 sales to Wal-Mart Stores, Inc. accounted for approximately 36% of our total revenues. Through targeted sales and by utilizing our established network, including our approximately 45 person sales force, we believe we can effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses.

Focused new product development. We strive to increase the value of our base brands while obtaining an increased market presence through product line extensions. In fiscal 2005, our product development expenditures were $3.6 million. During the past several years, we have expanded our product development staff and completed a new 10,000 square foot research and development facility. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Recent examples of successful product line extensions include Gold Bond Ultimate Healing Skin Therapy Lotion and the Icy Hot Medicated Sleeve. In fiscal 2005, we introduced seven new product line extensions and have six new product launches scheduled for fiscal 2006.

Enhanced financial position. We have strengthened our balance sheet as a significant portion of our cash flows have been used to reduce our debt. For example, since the acquisition of Selsun Blue in March 2002, we have reduced outstanding debt by approximately $67.2 million as of November 30, 2005. In addition, we completed a debt refinancing transaction in February 2004 that generated a reduction of annual interest expense of approximately $5.5 million in fiscal 2004. Our total debt outstanding as of November 30, 2005 was $182.5 million. On November 29, 2005, we amended our Senior Secured Revolving Credit Facility (the “Amended Revolving Credit Facility”) with a syndicate of commercial banks led by Bank of America, N.A., as agent, that, among other things, increased our borrowing capacity under the facility from $50.0 million to $100.0 million, increased our flexibility to repurchase shares of our stock and improved our borrowing rate under the facility. On November 30, 2005, we called our $75.0 million of Floating Rate Senior Notes for full redemption on December 30, 2005. The $75.0 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005 at a purchase price of 102% of the principal amount of the notes plus accrued interest. We utilized borrowings of $38.0 million under our Amended Revolving Credit Facility and $38.9 million of our cash on hand to fund the redemption of the Floating Rate Senior Notes. Our total debt outstanding as of February 17, 2006 was $145.5 million.

Business Strategy

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development and acquisitions of new brands.

Brand management and growth. We will seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities as evidenced by our increased research and development spending, the expansion of our product development staff and our research and product development facility constructed in 2003. In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of under-performing brands and redeploy the resulting cash assets. For example, in fiscal 2000, we sold the Ban® (a registered trademark of Kao Corporation) product line of antiperspirants and deodorants in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales, and in fiscal 2005, we sold the pHisoderm line of skin care products, a brand that was no longer consistent with our brand strategy.

Strategic acquisitions. We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are highly responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals. We will continue to seek opportunities to acquire attractive brands in niche markets.

Developments During Fiscal 2005

Fiscal 2005 was highlighted by the development and marketing of new product line extensions; the refinancing of our indebtedness; the class action settlement of claims relating to Dexatrim containing phenylpropanolamine (“PPA”); and our sale of the pHisoderm line of skin care products.

In the first quarter of fiscal 2005, we introduced the following product line extensions: Aspercreme Odor-Free Therapy Back and Body Patch, Gold Bond Ultimate Comfort Powder, New Phase Extra Strength, Dexatrim Max and Bullfrog Kids UV Defender. Selsun Salon was introduced in the fourth quarter of fiscal 2005.

During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Senior Subordinated Notes due March 1, 2014 (“7.0% Subordinated Notes”) in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt of $0.7 million in the second quarter of fiscal 2005. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107.5 million.

On November 29, 2005, we entered into the Amended Revolving Credit Facility that, among other things, increased our borrowing capacity under the facility from $50.0 million to $100.0 million, increased our flexibility to repurchase shares of our common stock and improved our borrowing rate under the facility.

On November 30, 2005, we called our $75.0 million of Floating Rate Senior Notes for full redemption on December 30, 2005. The terms of the indenture for the Floating Rate Senior Notes required the payment of a price of 102% of the principal amount of the notes plus accrued interest. The $75.0 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005. We utilized borrowings of $38.0 million under our Amended Revolving Credit Facility and $38.9 million of our cash on hand to fund the redemption of the Floating Rate Senior Notes. As a result of the redemption, a loss on early extinguishment of debt of $2.9 million will be recorded in the first quarter of fiscal 2006.

During fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56.0 million. A total of $70.9 million has been funded into a settlement trust by our insurers and the product manufacturer and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and the product manufacturer. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8.5 million from the settlement trust. If realized, this potential recovery is estimated to occur in the first half of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the fourth quarter of fiscal 2005, we incurred and recorded $0.3 million of legal expenses related to the Dexatrim litigation.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). Pursuant to the DELACO Agreement, we will assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and will hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan will pay us $8.75 million and will assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. The DELACO Agreement was approved by the bankruptcy court in the DELACO bankruptcy on July 28, 2005. The DELACO Agreement and our receipt of $8.75 million from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust.  At the confirmation hearing on February 15, 2006, the bankruptcy court indicated that it would enter an order confirming the DELACO bankruptcy plan. Absent any appeals being filed, the order confirming the plan would become final ten days after the bankruptcy court enters the order. Substantial funding of the DELACO settlement trust is due to occur on or before March 13, 2006. Counsel for DELACO announced at the confirmation hearing that the effective date of the plan is anticipated to be March 13, 2006. On the effective date, we will be released from all liability from holders of Dexatrim claims with injury dates prior to December 21, 1998, and if the settlement trust is funded as anticipated, we expect to receive a payment of $8.75 million before the end of March 2006.

In the first quarter of fiscal 2005, we sold our Selsun business in certain countries in Africa and Asia to The Mentholatum Co., Inc. We maintain our rights to Selsun elsewhere in the world (except India). The divested territory was not compatible with our strategic goals for the remainder of our international Selsun operations and contributed only $1.3 million in net sales in fiscal 2004.

On November 30, 2005, we sold the pHisoderm line of skin care products to The Mentholatum Co., Inc. for a purchase price of $8.5 million plus inventories of approximately $1.1 million. Of the $2.9 million initially held in escrow subject to certain post-closing conditions, only $0.3 million remained in escrow as of February 17, 2006. The transaction allowed us to divest a brand that was no longer consistent with our brand strategy and enables us to focus our financial and management resources on our leading brands. pHisoderm generated a total of $10.5 million of net sales in fiscal 2005. As a result of this transaction, we recorded a loss on product divestures of $8.7 million in the fourth quarter of fiscal 2005.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description
Topical Analgesics
Icy Hot	Dual action muscular and arthritis pain reliever
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever
Medicated Skin Care Products
Gold Bond	Medicated powder, cream, lotion, first aid and foot care products

Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos and conditioner
Selsun Salon	Medicated dandruff shampoos with enhanced moisturizers and nutrients
Dietary Supplements
Dexatrim	Diet pills
Garlique	Cholesterol health supplement
Melatonex	Sleep aid
New Phase	Menopausal supplement
Omnigest EZ	Digestive aid
Other OTC and Toiletry Products
Internal Analgesics
Pamprin	Menstrual pain reliever
Prēmsyn PMS	Premenstrual pain reliever
Seasonal
Bullfrog	Waterproof sunblocks

Sun-In	Spray-on hair lightener
UltraSwim	Chlorine-removing shampoo and conditioner
Oral Care
Herpecin-L	Cold sore lip treatment
Benzodent	Denture pain relief cream
Other
Mudd	Facial Masque

Topical Analgesics

Our topical analgesic portfolio features six distinctly positioned brands. Our flagship brand, Icy Hot, is a leader in the external analgesic category and receives heavy media support and strong advertising featuring NBA super-star Shaquille O'Neal. In the first quarter of fiscal 2006, we will extend the Icy Hot brand into the elastics support category with Icy Hot Pro-Therapy, a new product line which combines strong knee or back support with therapeutic pain relieving inserts. Icy Hot Pro-Therapy began shipping to the retail trade in late January, 2006. The new product line will be supported with advertising featuring Shaquille O'Neal and Olympic Gold Medalist and World Cup soccer champion Mia Hamm.

Aspercreme provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain. Capzasin is an arthritis pain reliever that contains capsaicin, the active ingredient that doctors and pharmacists recommend most for arthritis sufferers. In the first quarter of 2006, we will launch a new back and body patch under our Capzasin brand. Sportscreme is targeted at serious athletes as well as “weekend warriors”. Flexall is marketed toward those who seek a menthol and aloe vera based pain reliever for conditions such as chronic back pain or muscle strain. Arthritis Hot rounds out the portfolio and is positioned against private label products at a value price.

We support our topical analgesic brands with extensive national television and radio advertising as well as targeted consumer promotions.

Medicated Skin Care Products

The Gold Bond brand competes in numerous product categories with specially formulated products for both adults and babies, including body powder, therapeutic hand and body lotions, foot care and first aid. Gold Bond has long been the number one selling brand of medicated body powder domestically, and its strong brand equity among consumers has allowed us to successfully launch new line extensions, most recently under the Gold Bond Ultimate line.

Initially launched in fiscal 2003, Gold Bond Ultimate Healing Skin Therapy Lotion helps to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C and E. The Gold Bond Ultimate line expanded into the everyday bath powder category with the introduction of Gold Bond Ultimate Comfort Body Powder during the first quarter of fiscal 2005. Gold Bond Ultimate Comfort Body Powder is a talc-free powder that provides freshness, odor protection and moisture control and features the signature Ultimate fragrance. In fiscal 2005, we continued efforts to expand our presence in the foot care category through advertising and promotional support of our foot powder, foot spray and foot cream business.

The Gold Bond product line is heavily supported by national television, print and radio advertising throughout most of the year as well as with consumer promotions such as sampling and coupons to further drive awareness and trial. We believe Gold Bond continues to represent a solid opportunity for growth both through our existing medicated product lines and the introduction of line extensions under the Ultimate line.

Medicated Dandruff Shampoos

Domestic net sales of our medicated dandruff shampoos have continued to grow significantly following our acquisition of the Selsun Blue brand in 2002. We attribute the resurgence and continuing strength of this 50+ year old medicated shampoo brand to the development and implementation of an effective advertising campaign, expansion of the brand’s appeal to a broader consumer base, increased media and promotional support and expanded distribution. Virtually all aspects of the brand image have been enhanced since 2002, including the product, packaging, advertising, media and retail distribution.

Selsun Blue offers four domestic shampoo formulations: medicated, with a unique cooling clean feel; moisturizing, with aloe and moisturizers; 2-in-1, with a patented conditioning system; and pH balanced for color treated hair. Each formula blends the active medication (selenium sulfide) with extra hair care properties to provide alternative formulas for individuals who need a medicated dandruff shampoo.

In the fourth quarter of fiscal 2005, we began shipping Selsun Salon, a maximum dandruff control shampoo with enhanced moisturizers and nutrients. All Selsun Salon products are formulated with a unique blend of salon quality moisturizers, vitamins and nutrients to provide great looking hair and the proven dandruff ingredient pyrithione zinc 1% for effective dandruff control. Selsun Salon is available in four formulas to accommodate varying hair types of the dandruff shampoo consumer: Classic - for normal hair; 2-in-1 - for dry or damaged hair; Volumizing - for thinning or fine hair; and Moisturizing - for hair that needs extra conditioning.

We believe that growth opportunities remain for both Selsun Blue and new Selsun Salon and we will continue to support both segments of our business with extensive national television and radio advertising as well as targeted consumer promotions.

Dietary Supplements

Dexatrim is a leading brand in the diet pill category. Dexatrim diet pills are available in two forms: Dexatrim Natural, and, new to the brand in 2005, Dexatrim MAX. Dexatrim Natural, a drug-free, all-natural dietary supplement, is available in green tea, caffeine-free and extra energy versions. The newly launched Dexatrim Max has been a strong positive addition to the line and contains Vitamin B Complex, Ginseng, Chromium and EGCG from Green Tea. Dexatrim Max was introduced to consumers through television advertising and Sunday newspaper coupons. The initial success of Dexatrim Max has provided a platform for a unique new diet product, Dexatrim Max2O, which we plan to launch in the second quarter of fiscal 2006.

We compete in the dietary supplements category with our Sunsource line of products. We focus the marketing of our Sunsource dietary supplements in two key areas: cardiovascular and menopausal health. Known for its support of cardiovascular health, Garlique leads the garlic supplement category and is positioned as an odor-free, one-per-day supplement that will help maintain cholesterol levels within a healthy range. In fiscal 2006, we intend to introduce a new cardiovascular health supplement called Garlique CardioAssist. Garlique CardioAssist is a clinically tested, odor-free dietary supplement containing an ingredient clinically proven to help lower total and LDL cholesterol. The proprietary formula also helps support normal levels of HDL cholesterol, triglycerides and homosysteines for more complete heart health. New Phase is a menopausal supplement that helps relieve the common discomforts of menopause, as well as providing support for strong bones and a healthy heart. All Sunsource products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.

Other OTC and Toiletry Products

Internal Analgesics

We compete in the menstrual analgesic category with two brands, Pamprin and Prēmsyn PMS. Pamprin, featuring three distinct formulas, seeks to provide complete relief of a woman’s menstrual symptoms, while Prēmsyn PMS has one formula designed to address specific symptoms of premenstrual syndrome. The target consumers for our menstrual analgesic business are women aged 18 to 49, and secondarily teen girls as they first enter the category. Pamprin is available in three formulas: Multi-Symptom, Cramp and All Day. In fiscal 2006, we plan to add Pamprin Max to the line. Pamprin Max is formulated with three active ingredients to provide maximum relief from menstrual symptoms. Awareness of the Pamprin brand is driven by network, cable and spot television advertising.

Seasonal

The majority of sales of our seasonal brands, Bullfrog, Sun-In and UltraSwim, typically occur during the first three quarters of our fiscal year. Bullfrog is a line of high quality, high SPF waterproof sunblocks. In fiscal 2005, Bullfrog enhanced its product offering for children with the introduction of Bullfrog Kids UV Defender which is available in three product forms: Fastblast Spray Gel, Lotion Spray and Surfer Gel. All three Kids UV Defender formulas remain true to Bullfrog’s waterproof and high SPF heritage. This launch was supported with print and radio advertising targeted towards mothers of children age 4 to 12. The base Bullfrog business was supported with local and national radio advertising as well as through event sponsorships and targeted sampling programs. In the first quarter of fiscal 2006, we will launch Bullfrog Mosquito Coast. This new product combines SPF 30 sunblock with a DEET-free insect repellent in a convenient spray form. Bullfrog Mosquito Coast provides sun protection and mosquito repellency for up to 8 hours. We will seek to establish awareness of Bullfrog Mosquito Coast among active adults through a comprehensive advertising campaign including magazines, television, radio and the internet.

 Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel. Sun-In is supported by print advertising in teen magazines, an interactive web site and promotional prepacks. UltraSwim is our niche line of swimmers’ shampoos and conditioner. In addition to promotional prepacks, we support this brand through print advertising targeted at competitive and fitness swimmers to communicate that UltraSwim removes more chlorine from hair than ordinary shampoos.

Oral Care

Our oral care brands include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures. We support Herpecin-L with national television advertising.

Other

Other brands include Mudd, a line of specialty masque products, and a variety of other smaller brands.

International Business

Our international business, which represented approximately 10% of our total revenues in fiscal 2005, has been concentrated in Canada, an export market driven from our operations in Ireland and the U.K. and in international countries in which Selsun and certain of our other products are sold.

Selsun International

We plan to focus our efforts on expanding Selsun’s international presence in existing key markets, such as Canada, Mexico, Brazil, the U.K. and Australia. In certain international markets, we sell Selsun through a distributor and receive a royalty based on a percentage of distributor sales. We have entered into distributor agreements with third party distributors for Selsun in various international markets other than Canada and the U.K., in which we engage national brokers.

Europe

Our European business is conducted through Chattem Global Consumer Products Limited (“Chattem Global”), our Irish subsidiary, located in Limerick, Ireland, and Chattem (U.K.) Limited (“Chattem (U.K.)”), a wholly-owned subsidiary located in Basingstoke, Hampshire, England. This unit also services distributors in various other worldwide locations. Packaging and distribution operations are conducted principally in Ireland with certain products sourced from our U.S. operations. Chattem uses a national broker in the U.K., while distributors are used to market and sell our products on the European continent and elsewhere. Our products sold in Europe include Selsun, Sun-In, Mudd and UltraSwim. Cornsilk® is sold by Chattem (U.K.) under a licensing arrangement with the owner of its registered trademark, Del Laboratories, Inc. Spray Blond Spray-In Hair lightener is marketed only on the European continent. Certain of our OTC health care products are sold by Chattem Global to customers in parts of Central Europe and the Middle East.

Canada

Chattem Canada, a wholly-owned subsidiary based in Mississauga, Ontario, Canada, markets and distributes certain of our consumer products throughout Canada. The manufacturing of these products is principally done in our facilities in Chattanooga, Tennessee, while some packaging is done in Mississauga. Chattem Canada utilizes a national broker for its sales efforts. Brands marketed and sold in Canada include Icy Hot, Selsun, Gold Bond, Pamprin, Sun-In, UltraSwim and Aspercreme.

United States Export

Our United States export division services various distributors primarily located in the Caribbean and Latin America. We distribute Selsun, Gold Bond, Dexatrim and certain of our topical analgesic products into these markets.

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and product usage through extensive and cost effective advertising strategies that emphasize the strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 28% of total revenues in fiscal 2005.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and CVS Corp. and food retailers such as The Kroger Co. In fiscal 2005, our ten largest customers represented approximately 70% of total revenues, and our 20 largest customers represented approximately 81% of total revenues, which allows us to target our selling efforts to our key customers and customize programs to meet their needs. Our fiscal 2005 sales to Wal-Mart Stores, Inc. accounted for approximately 36% of total revenues. No other customer accounts for more than 10% of our total revenues. Shoppers Drug Mart, a Canadian retailer, accounted for more than 10% of our international revenues in fiscal 2005. Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution sales organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 45 people serves all direct buying accounts on an individual basis. Our internal sales force accounts for more than 95% of domestic sales. For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 90% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales personnel and customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products, we provide extended payment terms to our customers.

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

Manufacturing and Quality Control

We currently manufacture approximately 60% of the sales volume of our products at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders and first aid wipes, Icy Hot patches and sleeves, Herpecin-L, and our dietary supplements, including Dexatrim products. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively small cost. We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

We currently are manufacturing all of our North American Selsun Blue products at our Chattanooga, Tennessee, facilities. We have entered into third party manufacturing agreements to source the international markets in which Selsun is sold.

To monitor the quality of our products, we maintain an internal quality control system supported by onsite microbiology and analytical laboratories. We have trained quality control technicians who test our products and processes and guide the products through the manufacturing cycle. Consultants also are employed from time to time to test our quality control procedures and the compliance of our manufacturing operations with the United States Food and Drug Administration (“FDA”) regulations. We audit our third party manufacturers to monitor compliance with applicable current good manufacturing practices (“GMPs”) as defined by FDA regulations.

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Sales of our Pamprin and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2005. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue. As a result of the limited supply and increase in worldwide demand for selenium metal, a major component in the manufacture of selenium sulfide, prices have been and are expected to be volatile. We believe that our current and potential alternative sources of supply will be adequate to meet future product demands.

Product Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an increased emphasis on new product development as evidenced by our increased research and development spending, the expansion of our product development staff and our completion of a new 10,000 square foot research and product development facility in fiscal 2003. We currently employ approximately 24 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $3.6 million in fiscal 2005, $3.1 million in fiscal 2004 and $2.7 million in fiscal 2003.

Competition

We compete in the OTC health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. Our competitors include large pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources and are not as highly leveraged. Our competitors may be better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market. In fiscal 2005, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot and Aspercreme.

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

•   the Food & Drug Administration (the “FDA”);
•   the Federal Trade Commission (the “FTC”);
•   the Drug Enforcement Administration (the “DEA”);
•   the Consumer Product Safety Commission (the “CPSC”);
•   the United States Postal Service;
•   the Environmental Protection Agency (“EPA”); and
•   the Occupational Safety and Health Administration (“OSHA”).

These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements including vitamins, minerals and herbs, as well as food additives, OTC and prescription drugs, medical devices and cosmetics. In addition, the FTC has primary jurisdiction to regulate the advertising of OTC drugs, medical devices, dietary supplements, functional toiletries and skin care products.

Under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) all “new drugs”, including OTC products, are subject to pre-market approval by the FDA under the new drug application (“NDA”) process. The FDC Act defines a “new drug” as a drug that is not generally recognized among scientifically qualified experts as safe and effective for use under the conditions stated in its labeling. A drug might also be considered new if it has not been used, outside of clinical investigations, to a material extent or for a material time under conditions described for a product. A drug that is generally regarded as safe and effective is not a “new drug” and therefore does not require pre-market approval.

The FDA has adopted an administrative process, the OTC Drug Review, to determine which active ingredients and indications are safe and effective for use in OTC products. With the aid of independent expert advisory review panels, the FDA develops rules, referred to as “monographs”, that define categories of safe and effective OTC drugs. These monographs group drug ingredients into therapeutic classes such as OTC external analgesics. Products that comply with monograph conditions do not require pre-market approval from the FDA.

The FDA has finalized monographs for certain categories of OTC drugs such as drug products for the control of dandruff. If a product is marketed beyond the scope of a particular final monograph and without an approved NDA, such as if the manufacturer makes a label claim not covered by the monograph, the FDA will consider the product to be unapproved and misbranded and can take enforcement action against the drug company and product including, but not limited to, issuing a warning letter or initiating a product seizure. In order to market a product whose active ingredients are not permitted by a final monograph, a company must submit an NDA to the FDA.

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

All of our OTC drug products are regulated pursuant to the FDA monograph system with the exception of Pamprin All Day, the subject of an abbreviated NDA held by The Perrigo Company. Many of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a safety or efficacy issue with respect to one of our products or finalize these monographs with revised conditions as to which of our products do not comply. If any of our products were found not to be in compliance with the final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an abbreviated NDA or an abbreviated NDA to continue to market our existing formulation. The submission of a marketing application may require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, any of which would involve additional costs and may be prohibitive. For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in approved active levels or labeling claims, unless we obtain pre-marketing approval from the FDA. In 2004, we launched Pamprin All Day containing the menstrual pain reliever naproxen sodium. The Perrigo Company manufactures this product for us under its existing abbreviated NDA. Failure to comply with the conditions in a final monograph or NDA, where applicable, could result in an FDA enforcement action.

We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the Pamprin Menstrual Pain Relief and Prēmsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either Pamprin Menstrual Pain Relief or Prēmsyn PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, the company has formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs. Sales of our Pamprin Menstrual Pain Relief and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2005.

In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs (“NSAID’s”) for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx®, Bextra® and Celebrex®. In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID’s. Well-known OTC NSAID’s such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s were affected by this regulatory action. Manufacturers of OTC NSAID’s were asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our Pamprin All Day product, which contains naproxen sodium, is subject to these new labeling requirements. Pamprin All Day is manufactured for us by The Perrigo Company (“Perrigo”), holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo has made the mandated labeling changes within the time frame required by the FDA. Product with revised labeling compliant with new FDA regulations is being shipped in February, 2006.

We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in Pamprin and Prēmsyn PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. The FDA will address this issue in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure, that will cause the industry to relabel its analgesic products to better inform consumers of concomitant use.

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme. The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic

OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could market related products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. We are uncertain as to when the monograph is likely to become final. Sales of our Sportscreme and Aspercreme products represented approximately 7% of our consolidated total revenues in fiscal 2005.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch with 16% menthol. In February, 2006 we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body Patch containing 0.025% capsaicin. All of these drug products contain levels of active ingredients consistent with the levels permitted in the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we believe that the monograph is unlikely to become final and take effect before mid-2007 and perhaps thereafter. If neither action described above is successful and the final monograph summarily excludes such products, we will have to file an NDA in order to continue to market the Icy Hot and Aspercreme patches, Icy Hot Sleeve, Icy Hot Pro-Therapy Medicated Pad with Knee Wrap, Capzasin Back & Body Patch, and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market likely one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted. Sales of our Icy Hot and Aspercreme patches and Icy Hot Sleeve products represented approximately 13% of our consolidated total revenues in fiscal 2005.

During the finalization of the monograph on sunscreen products the FDA chose to hold in abeyance specific requirements relating to the characterization of a product’s ability to reduce UVA radiation. A final ruling on this matter would be expected to result in new UVA testing requirements and subsequent labeling changes related to sun protection factor, or SPF, ratings, and other labeling claims. We expect that the FDA may take action on this matter within the next six months. If implemented, the final rules would likely result in new testing requirements and revised labeling of our Bullfrog product line, and all of our competitors’ products in the suncare category, within one year after issuance of the final rules.

The FDA also regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Under the FDC Act, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our Icy Hot Pro-Therapy Knee and Back Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs are Class I devices.

Class I devices are subject to the lowest level of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and use of appropriate truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) pre-market notifications (so-called “Class I Exempt”), but all are subject to FDA’s general misbranding and adulteration prohibitions. Both the Icy Hot Pro-Therapy Back and Knee Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs are subject to regulations which exempt them from the 510(k) pre-market notification requirements.

The FDA may disagree with our conclusion that clearances or approvals for such devices were not required or may require clearance or approval for future modifications of these or other devices. Such submissions may be time consuming and costly and may not ultimately be cleared or approved by FDA. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions which could include public warning letters, fines, injunctions, consent decrees, civil penalties, suspension or delayed issuance of approvals or seizure or recall of our products. The FDA could also require us to repair, replace, or refund the cost of devices that we manufactured or distributed.

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

Dietary supplement products may include truthful, non-misleading and substantiated statements of nutritional support.  Examples of such claims are statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.  These claims are also known as "structure/function" claims.  FDA requires companies which include structure/function claims on their labeling to notify the agency of the claim within 30 days of first marketing the dietary supplement with the identified claims.  FDA does not typically respond to these notifications, but could issue a "courtesy letter" should the agency question some aspect of the submission.  A dietary supplement that includes a structure/function claim on its labeling is also required to include a disclaimer stating that the FDA has not evaluated the claim.  FDA distinguishes between structure/function claims which do not require FDA pre-approval and disease-related health claims which require FDA prior approval or the issuance of an authorizing regulation.

A product marketed as a dietary supplement and subsequently approved for use as a drug or biologic may continue to be sold and regulated as a dietary supplement unless the FDA specifically finds that it is unsafe for use as a dietary supplement. A substance that has not been marketed as a dietary supplement prior to its approval as a drug or biologic, or prior to initiation of substantial clinical investigations for such uses, may be sold as a dietary supplement only pursuant to an FDA regulation authorizing its use as a dietary supplement.

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

The FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMP’s. We anticipate that the FDA will promulgate GMP’s, which are specific to dietary supplements and require at least some of the quality control provisions contained in the GMP’s for drugs, which are more rigorous than the GMP’s for foods. We source all of our dietary supplement products from outside suppliers, including Dexatrim, New Phase, Garlique, Melatonex, CardioAssist, and Omnigest. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or new GMP requirements, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders and requirements. As a result, our business could be adversely affected.

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

In October 2000, a Nonprescription Drugs Advisory Committee commissioned by the FDA to review the safety of PPA, determined that there is an association between PPA and hemorrhagic stroke and recommended that PPA not be considered generally recognized as safe for OTC use as a nasal decongestant or for weight control. In response to a request from the FDA to voluntarily cease marketing Dexatrim with PPA, we announced on November 7, 2000 our decision to immediately cease shipping Dexatrim with PPA and to accept product returns from any retailers who decide to discontinue marketing Dexatrim with PPA. We have been subject to a number of lawsuits arising from our Dexatrim with PPA product most of which are being resolved through the class action settlement of all Dexatrim PPA claims described below. See “Legal Proceedings”.

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

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine. See “Legal Proceedings”. In April 2005, a Utah federal court called into question the 2004 final rule. The court decision is being appealed and may have an effect on FDA’s enforcement of the ephedrine alkaloid final rule.

The FDA also regulates some of our products as cosmetics or drug-cosmetics. There are fewer regulatory requirements for cosmetics than for drugs or dietary supplements. Cosmetics marketed in the United States must comply with the FDC Act, the Fair Packaging and Labeling Act and the FDA’s implementing regulations. Cosmetics must also comply with quality and labeling requirements proscribed by the FDA. In addition, several of our products are subject to product packaging regulation by the CPSC and the FDA.

Combination products can be regulated via a memorandum of understanding between federal agencies. In February 2006, we launched Bullfrog Mosquito Coast, a combination of sunscreen and insect repellent. The sunscreen labeling is regulated by FDA in its sunscreen monograph but the insect repellent, IR-3535, and its labeling, require pre-market safety and efficacy testing and approval by the EPA and all 50 states (and US Territories). Bullfrog Mosquito Coast received approval from all states and the EPA prior to launch. Further, the FDA has announced its intention in its November, 2005 Unified Agenda to regulate, under the monograph system, the combination of sunscreens and insect repellents in a notice of proposed rulemaking yet to be published. Any final rule making is years in the future and FDA might grandfather existing products or otherwise allow time for their compliance.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state’s list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through CHPA, presenting evidence that titanium dioxide presents “no significant risk” to consumers. Sales of our Bullfrog Superblock products represented approximately 1% of our consolidated total revenues in fiscal 2005.

Finally, the FDA regulates the quality of all finished drug, medical device, and food products under GMP’s. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. In February, 2006 the company registered as a medical device manufacturer with FDA. It might be expected that we could be audited as a new device manufacturer under medical device GMP’s. Working with consultants we have instituted medical device GMP’s pursuant to applicable portions of the medical device Quality System Regulation, or QSR. As a result of any audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected. In the future, manufacturers of dietary supplements may be mandated by the FDA to comply with more rigorous GMPs as well as post-marketing responsibilities similar to those applied to OTC drugs or medical devices. Such regulations may include mandatory adverse event reporting requirements as part of new GMP’s regulations.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. If any of these events were to occur, it could materially adversely affect us.

Environmental Matters

We continually assess the compliance of our operations with applicable federal, state and local environmental laws and regulations. Our policy is to record liabilities for environmental matters when loss amounts are probable and reasonably determinable. Our manufacturing site utilizes chemicals and other potentially hazardous materials and generates both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies. We have engaged environmental consultants on a regular basis to assist with our compliance efforts. We believe we are currently in compliance with all applicable environmental permits and are aware of our responsibilities under applicable environmental laws. Any expenditure necessitated by changes in law and permitting requirements cannot be predicted at this time, although such costs are not expected to be material to our financial position, results of operations or cash flows.

In late 2005 we began the manufacture of Bullfrog Mosquito Coast at our Chattanooga, Tennessee plant. Bullfrog Mosquito Coast is a combination of sunscreen and insect repellent. The handling, disposal, and environmental exposure of the insect repellent, IR-3535, is strictly regulated by EPA under the Clean Waters Act. We intend to make a capital investment in waste treatment of IR-3535 in July, 2006, while in the interim carefully controlling and monitoring effluent levels. Any failure to comply with the regulations with respect to the use of IR-3535 might result in EPA action against us, including fines or injunctive action.

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

On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs’ settlement class, which provided for a national class action settlement of all Dexatrim PPA claims. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the Dexatrim PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. Both of these appeals have now been dismissed.

The Dexatrim PPA settlement includes claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants have either withdrawn their claims or cannot be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled nine of the opt out claims. The five remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of February 17, 2006, two of the five remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

We previously reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle its lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these insurance policies. The $60.9 million of available coverage consists of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. In accordance with the terms of the class action settlement agreement, this $60.9 million of coverage has been funded into a settlement trust. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. (“Sidmak”), the manufacturer of Dexatrim products containing PPA, pursuant to which Sidmak has contributed $10.0 million into the settlement trust. We have also entered into a settlement agreement with Interstate Fire & Casualty Company (“Interstate”) with regard to its $25.0 million of coverage in excess of the insurance funds available in the settlement trust.

During fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56.0 million. As indicated above, a total of $70.9 million has been funded into a settlement trust by our insurers and Sidmak and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper and Sidmak. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8.5 million from the settlement trust. If realized, this potential recovery is estimated to occur in the first half of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the fourth quarter of fiscal 2005, we incurred and recorded $0.3 million of legal expenses related to the Dexatrim litigation.

We are also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. However, DELACO is seeking to resolve all Dexatrim cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO’s product liability insurance carriers and other sources are expected to fund this plan. We have filed a claim in DELACO’s bankruptcy case in order to preserve our claims for indemnification against DELACO.

In order to resolve DELACO’s indemnity obligations to us, we have entered into a settlement agreement with DELACO dated June 30, 2005 (“the DELACO Agreement”). Pursuant to the DELACO Agreement, we will assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998, and will hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan will pay us $8.75 million and will assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. Upon the effective date of the bankruptcy plan, we expect that the plan will release us from all liability from holders of Dexatrim claims with injury dates prior to December 21, 1998, whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust, which we expect to come into existence and be funded prior to the effective date of the DELACO bankruptcy plan. This payment and the channeling injunction and release described above will conclusively compromise and settle our previously filed claim in the DELACO bankruptcy case. The DELACO Agreement was approved by the bankruptcy court in the DELACO bankruptcy on July 28, 2005. The DELACO Agreement and our receipt of $8.75 million from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan, and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust.  At the confirmation hearing on February 15, 2006, the bankruptcy court indicated that it would enter an order confirming the DELACO bankruptcy plan. Absent any appeals being filed, the order confirming the plan would become final ten days after the bankruptcy court enters the order. Substantial funding of the DELACO settlement trust is due to occur on or before March 13, 2006. Counsel for DELACO announced at the confirmation hearing that the effective date of the plan is anticipated to be March 13, 2006. On the effective date, we will be released from all liability from holders of Dexatrim claims with injury dates prior to December 21, 1998, and if the settlement trust is funded as anticipated, we expect to receive a payment of $8.75 million before the end of March 2006.

Our product liability insurance, as described above, would not apply to claims arising from products manufactured and sold prior to our acquisition of Dexatrim. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO’s assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO’s bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states. If the DELACO bankruptcy plan is confirmed with the terms required by the DELACO Agreement, we will be released from potential liability in these cases.

We maintain a significantly lower level of insurance coverage for all other potential product liability claims relating to our products, including Dexatrim products containing ephedrine. Our existing product liability insurance coverage for all of our other products, including Dexatrim products containing ephedrine, consists of $20.0 million of coverage through our captive insurance subsidiary, of which approximately $5.5 million is funded as of February 17, 2006, and a total of $30.0 million of excess coverage through third party insurers. We are currently defending two lawsuits related to Dexatrim containing ephedrine.

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

We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our Bullfrog sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of Bullfrog products. The plaintiff has stipulated that the amount in controversy with respect to plaintiff’s individual claim and each member of the proposed class does not exceed $75,000. We filed an answer on June 28, 2004 and are vigorously defending the lawsuit.

We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorney fees against us under the California Business and Professions Code, arising out of alleged deceptive, untrue or misleading advertising and breach of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain Dexatrim Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased Dexatrim Natural in California during the four year period prior to the filing of the lawsuit up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with respect to each individual claim and each member of the proposed class in the action does not exceed $75,000. We filed an answer on March 1, 2005 and are vigorously defending the lawsuit.

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

Product Liability and Insurance

Our product liability insurance for claims asserted in the Dexatrim PPA litigation is provided by third party insurers. We previously reached an agreement with Kemper to settle Kemper’s lawsuit that sought to rescind our policy for $50.0 million of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available through our first three layers of insurance coverage, approximately $60.9 million of the $77.0 million of product liability coverage provided by these policies. These $60.9 million of available funds consist of $37.5 million of insurance under the Kemper policy and approximately $23.4 million under policies with two other insurance companies. As noted above, this $60.9 million of coverage has been funded into a settlement trust in accordance with the terms of the class action settlement agreement. We have also entered into a settlement agreement with Interstate with regard to its $25.0 million of coverage in excess of the insurance funds available in the settlement trust.

Currently, we maintain a significantly lower level of insurance coverage for all other potential product liability claims relating to our products, including Dexatrim products containing ephedrine, which consists of $20.0 million of coverage through our captive insurance subsidiary, of which approximately $5.5 million is funded as of February 17, 2006, and a total of $30.0 million of excess coverage through third party insurers.

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

Employees

We employ approximately 414 persons on a full-time basis and 9 persons on a part-time basis in the United States. In addition, we employ approximately 26 persons at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

Financial Information on Products and Geographical Areas

For financial information on our product categories and geographical areas, see note 12 to our consolidated financial statements.

Additional Information

Our internet website address is www.chattem.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A.      Risk Factors

Our business is subject to a number of risks. Some of the risks associated with our operations are described in the “Competition,”“Government Regulation,”“Environmental,” and “Manufacturing and Quality Control” portions of this Form 10-K. In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.

We may face additional lawsuits alleging injury from the use of Dexatrim products containing ephedrine, which we discontinued manufacturing and shipping in September 2002, or from other products that we currently produce or may produce in the future.

We are currently named as a defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of Dexatrim containing ephedrine. On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

Our available product liability coverage for the defense of lawsuits alleging injury from the use of Dexatrim products containing ephedrine, or from other products that we currently produce or may produce in the future, consists of $20.0 million of coverage through our captive insurance subsidiary, of which approximately $5.5 million is funded as of February 17, 2006, and an additional $30.0 million of excess coverage through third party insurers. In the future, if we face significant liabilities relating to the Dexatrim products which included ephedrine, our product liability insurance may be insufficient, and we may not have sufficient resources to satisfy these liabilities in excess of our insurance coverage.

An inherent risk of our business is exposure to product liability claims by users of our products. We may also experience significant product liability exposure related to our other products in the future.

Our product liability insurance coverage may be insufficient to cover existing or future product liability claims.

Our business inherently makes us the potential target of product liability claims. We have product liability insurance through our captive insurance subsidiary and third party insurers that provides coverage for product liability claims. Our product liability insurance coverage for all of our products, including Dexatrim products containing ephedrine, consists of $20.0 million of coverage through our captive insurance subsidiary, of which approximately $5.5 million is funded as of February 17, 2006, and an additional $30.0 million of excess coverage through third party insurers.

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

The OTC health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large pharmaceutical companies such as Pfizer, Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

Our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance.

The manufacturing, distributing, processing, formulating, packaging and advertising of our products are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. In particular, the FDA regulates the safety, manufacturing, labeling and distributing of our OTC products, medical devices, and dietary supplements. In addition, the FTC may regulate the promotion and advertising of our drug products, particularly OTC versions and dietary supplements. The EPA regulates our Bullfrog Mosquito Coast insect repellent products. We are also regulated by various state statutes, including the California Safe Drinking Water and Toxic Enforcement Act of 1986. If we fail to adhere to the standards required by these federal and state regulations, or are alleged to have failed to adhere such regulations, our operating results and financial condition may be adversely affected.

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

In fiscal 2005, Wal-Mart Stores, Inc. represented approximately 36% of our total revenues, our ten largest customers represented approximately 70% of our total revenues and our 20 largest customers represented approximately 81% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

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

We use third party manufacturers to make products representing approximately 40% of our fiscal 2005 sales volume, including our Gold Bond medicated powders and foot spray, the Icy Hot patches and sleeves, Herpecin-L, and our line of dietary supplements including Dexatrim Max and, internationally, our line of Selsun medicated dandruff shampoos. We will also rely on third party manufacturers to manufacture our Icy Hot Pro-Therapy line of products. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitments, and they may discontinue production upon little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business.

Our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press.

Our dietary supplements consist of Dexatrim and our Sunsource product line. We are highly dependent upon consumers’ perceptions of the benefit and integrity of the dietary supplements business as well as the safety and quality of products in that industry. Injuries caused by dietary supplements or unfavorable scientific studies or news relating to products in this category, such as the December 30, 2003 consumer alert on the safety of dietary supplements containing ephedrine alkaloids issued by the FDA and the subsequent FDA rule banning the sale of supplements containing ephedrine alkaloids that became effective on April 11, 2004, may negatively affect consumers’ overall perceptions of products in this category, including our products, which could harm the goodwill of these brands and cause our sales to decline.

Our business could be adversely affected if we are unable to successfully protect our intellectual property.

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2005, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot and Aspercreme. Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

Approximately 60% of our sales volume in fiscal 2005 was from products manufactured in two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

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

We depend on sole source suppliers for three active ingredients used in our Pamprin and Prēmsyn PMS products and a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue, and if we are unable to buy these ingredients, we will not be able to manufacture these products.

Pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, are purchased from single sources of supply. Pamabrom is sold only by Chattem Chemicals, Inc. (an unrelated company), pyrilamine maleate is produced only in India and sold only by Lonza, Inc. and compap is sold only by Mallinckrodt, Inc. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue. Financial, regulatory or other difficulties faced by these source suppliers or significant changes in demand for these active ingredients could limit the availability and increase the price of these active ingredients. We may not be able to obtain necessary supplies in a timely manner, and we may be required to pay higher than expected prices for these active ingredients, which could adversely affect our gross margin from these products. Any interruption or significant delay in the supply of these active ingredients would impede our ability to manufacture these products, which would cause our sales to decline. We would not be able to find an alternative supplier and would either need to reformulate these products or discontinue their production. While we do not currently know of any facts or circumstances that would adversely affect the supply of pamabrom, pyrilamine maleate, compap, or selenium sulfide, we cannot assure you that we will be able to continue to purchase adequate quantities of these active ingredients at acceptable prices in the future.

We are subject to the risk of doing business internationally.

In fiscal 2005, approximately 10% of our total revenues were attributable to our international business. Our acquisition of Selsun Blue in 2002 has greatly expanded our international business. We operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

As of November 30, 2005, our total long-term debt was $182.5 million. In the future we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

The terms of the indenture under which our 7.0% Subordinated Notes are issued and our Amended Revolving Credit Facility impose operating and financial restrictions on us including restrictions on:

•   incurrence of additional indebtedness;

•   dividends and restricted payments;

•   investments;

•   loans and guarantees;

•   creation of liens;

•   transactions with affiliates;

•   use of proceeds from sales of assets and subsidiary stock; and

•   certain mergers, consolidations and transfers of assets.

The terms of our Amended Revolving Credit Facility also require us to comply with financial maintenance covenants. In the future, we may have other indebtedness with similar or even more restrictive covenants. These restrictions may impair our ability to respond to changing business and economic conditions or to grow our business. In the event that we fail to comply with these covenants, there could be an event of default under the applicable debt instrument, which in turn could cause a cross default to other debt instruments. As a result, all amounts outstanding under our various debt instruments may become immediately due and payable.

Our operations are subject to significant environmental laws and regulations.

Our manufacturing sites use chemicals and other potentially hazardous materials and generate both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies and federal, state and local laws. Under these laws, we are exposed to liability primarily as an owner or operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future, which may be retroactively applied to earlier events. Product line extensions, such as Bullfrog Mosquito Coast, or acquisitions of new products may also subject our business to new or additional environmental laws and regulations. In addition, compliance with new or more stringent environmental laws and regulations could involve significant costs.

We are dependent on certain key executives, the loss of whom could have a material adverse effect on our business.

Our future performance depends significantly upon the efforts and abilities of certain members of senior management, in particular those of Zan Guerry, our chairman and chief executive officer, and Robert E. Bosworth, our president and chief operating officer. If we were to lose any key senior executive, our business could be materially adversely affected.

Our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us.

Provisions of our shareholder rights plan and our restated charter, as well as certain provisions of Tennessee corporation law, may deter unfriendly offers or other efforts to obtain control over us and could deprive shareholders of their ability to receive a premium on their common stock.

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	12.0	117,600	Manufacturing Office & Administration	77,000 40,600
Chattanooga, Tennessee	8.3	78,500	Manufacturing & Warehousing Office Product Development Center	58,300 10,200 10,000
Leased Properties:
Chattanooga, Tennessee (1)	5.1	139,000	Warehousing Warehousing & Manufacturing	103,800 35,200

Chattanooga, Tennessee (2)	5.0	50,000	Warehousing Office	49,300 700
Mississauga, Ontario, Canada (3)	0.3	15,069	Warehousing Office & Administration Packaging	10,569 3,000 1,500
Basingstoke, Hampshire, England (4)	0.5	12,332	Warehousing Office & Administration	9,332 3,000
Limerick, Ireland (5)	—	2,100	Office & Administration	2,100

NOTES:

(1)	Leased on a month-to-month basis for a monthly rental of approximately $38,000. A twelve month termination notice is required.
(2)	Leased on a month-to-month basis for a monthly rental of approximately $13,000.
(3)	Leased on a month-to-month basis for a monthly rental of approximately $9,400.
(4)	Leased under a lease ending in 2014 for a monthly rental of approximately $14,000.
(5)	Leased under a lease ending in 2009 for a monthly rental of approximately $3,000.

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

Item 4.      Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.      Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq National Market under the symbol “CHTT”. The table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

Fiscal 2005:	High	Low
First Quarter	$38.08	$32.01
Second Quarter	45.65	36.30
Third Quarter	46.08	38.05
Fourth Quarter	39.68	31.77

Fiscal 2004:
First Quarter	$23.33	$15.40
Second Quarter	28.65	23.71
Third Quarter	30.65	26.08
Fourth Quarter	36.22	30.31

Holders

As of February 17, 2006, there were approximately 253 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our Floating Rate Senior Notes were issued and by the terms of our Amended Revolving Credit Facility. (See note 5 of notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data”.)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
9/1/05-9/30/05	335,201	$37.05	335,201	$10,579,277
10/1/05-10/31/05	—	—	—	10,579,277
11/1/05-11/30/05	—	—	—	30,000,000
Total Fourth Quarter	335,201	$37.05	355,201	30,000,000

(1)	Average price paid per share includes broker commissions.

(2)
In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. A total of $17.3 million remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30.0 million. Subsequent to share purchases made in the fourth quarter of fiscal 2005, our board of directors again increased the total buyback authorization back to $30.0 million, effective November 29, 2005. There is no expiration date specified for our stock buyback program.

Item 6.      Selected Financial Data

This selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The following data for fiscal 2001 has been restated to give effect to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) on December 1, 2002 and Emerging Issues Task Force (“EITF”) Issue Nos. 00-14 and 00-25 (codified by EITF Issue No. 01-9) on December 1, 2001.

	Year Ended November 30,
	2005	2004	2003	2002	2001
		as adjusted(1)	as adjusted(1)	as adjusted(1) (2)	as adjusted(1) (2)
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Total revenues	$279,318	$258,155	$233,749	$223,116	$181,166
Operating costs and expenses	212,830	228,292	177,849	171,540	147,937
Income from operations	66,488	29,863	55,900	51,576	33,229
Other expense, net	(13,478)	(27,709)	(20,307)	(21,406)	(8,221)
Income before income taxes and change in accounting principle	53,010	2,154	35,593	30,170	25,008
Provision for (benefit from) income taxes	16,963	703	12,246	11,470	9,632
Income before change in accounting principle	36,047	1,451	23,347	18,700	15,376
Cumulative effect of change in accounting principle, net of income tax benefit (3)	—	—	—	(8,877)	—
Net income	$36,047	$1,451	$23,347	$9,823	$15,376
PER SHARE DATA:
Income per diluted share before change in accounting principle	$1.77	$.07	$1.19	$.97	$.85
Change in accounting principle	—	—	—	(.46)	—
Total diluted	$1.77	$.07	$1.19	$.51	$.85
BALANCE SHEET DATA: (At end of year)
Total assets	$368,293	$372,642	$364,466	$354,574	$300,978
Long-term debt, less current maturities	$145,500	$200,000	$204,676	$217,458	$204,740

(1)
The selected financial data has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method adopted in fiscal 2005.

(2)	Share amounts reflect the two-for-one split of our common stock on November 29, 2002.

(3)
Upon adoption of SFAS 142, we obtained independent appraisals to determine the fair value of our indefinite lived intangible assets and recorded a write-down of $8.9 million in fiscal 2002, as a cumulative effect of change in accounting principle, net of income tax benefit.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading marketer and manufacturer of a broad portfolio of branded OTC healthcare products, toiletries and dietary supplements including such categories as topical analgesics, medicated skin care products, medicated dandruff shampoos and conditioner, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Topical analgesics such as Icy Hot and Aspercreme;

•	Medicated skin care products such as Gold Bond medicated skin care powder, cream, lotion, first aid, and foot care products;

•	Selsun Blue medicated dandruff shampoos and conditioner;

•	Dietary supplements including Dexatrim, Garlique and New Phase; and

•
Other OTC and toiletry products such as Pamprin, a menstrual analgesic; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Bullfrog, a line of sunblocks; UltraSwim, chlorine-removing shampoo; and Sun-In, a hair lightener.

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 28% of our total revenues in fiscal 2005. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

Developments During Fiscal 2005

Products

In the first quarter of fiscal 2005, we introduced the following product line extensions: Aspercreme Odor-Free Therapy Back and Body Patch, Gold Bond Ultimate Comfort Powder, New Phase Extra Strength, Dexatrim Max and Bullfrog Kids UV Defender. Selsun Salon was introduced in the fourth quarter of fiscal 2005.

Product Divestures

In the first quarter of fiscal 2005, we sold our Selsun business in certain countries in Africa and Asia to The Mentholatum Co., Inc. We maintain our rights to Selsun elsewhere in the world (except India). The divested territory was not compatible with our strategic goals for the remainder of our international Selsun operations and contributed only $1.3 million in net sales in fiscal 2004.

On November 30, 2005, we sold the pHisoderm line of skin care products to The Mentholatum Co., Inc. for a purchase price of $8.5 million plus inventories of approximately $1.1 million. Of the $2.9 million initially held in escrow subject to certain post-closing conditions, only $0.3 million remained in escrow as of February 17, 2006. The transaction allowed us to divest a brand that was no longer consistent with our brand strategy and enables us to focus our financial and management resources on our leading brands. pHisoderm generated a total of $10.5 million of net sales in fiscal 2005. As a result of this transaction, we recorded a loss on product divestures of $8.7 million in the fourth quarter of fiscal 2005.

Debt

During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Senior Subordinated Notes due March 1, 2014 in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt of $0.7 million in the second quarter of fiscal 2005. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107.5 million.

On November 29, 2005, we entered into the Amended Revolving Credit Facility that, among other things, increased our borrowing capacity under the facility from $50.0 million to $100.0 million, increased our flexibility to repurchase shares of our stock and improved our borrowing rate under the facility.

On November 30, 2005, we called our $75.0 million of Floating Rate Senior Notes for full redemption on December 30, 2005. The terms of the indenture for the Floating Rate Senior Notes required the payment of a price of 102% of the principal amount of the notes plus accrued interest. The $75.0 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005. We utilized borrowings of $38.0 million under our Amended Revolving Credit Facility and $38.9 million of our cash on hand to fund the redemption of the Floating Rate Senior Notes. As a result of the redemption, a loss on early extinguishment of debt of $2.9 million will be recorded in the first quarter of fiscal 2006.

Litigation

During fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56.0 million. A total of $70.9 million has been funded into a settlement trust by our insurers and the product manufacturer and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and the product manufacturer. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8.5 million from the settlement trust. If realized, this potential recovery is estimated to occur in the first half of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the fourth quarter of fiscal 2005, we incurred and recorded $0.3 million of legal expenses related to the Dexatrim litigation.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). Pursuant to the DELACO Agreement, we will assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and will hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan will pay us $8.75 million and will assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. The DELACO Agreement was approved by the bankruptcy court on July 28, 2005. The DELACO Agreement and our receipt of $8.75 million from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust.  At the confirmation hearing on February 15, 2006, the bankruptcy court indicated that it would enter an order confirming the DELACO bankruptcy plan. Absent any appeals being filed, the order confirming the plan would become final ten days after the bankruptcy court enters the order. Substantial funding of the DELACO settlement trust is due to occur on or before March 13, 2006. Counsel for DELACO announced at the confirmation hearing that the effective date of the plan is anticipated to be March 13, 2006. On the effective date, we will be released from all liability from holders of Dexatrim claims with injury dates prior to December 21, 1998, and if the settlement trust is funded as anticipated, we expect to receive a payment of $8.75 million before the end of March 2006.

Management

During the third quarter of fiscal 2005, we entered into a separation agreement with our former president and chief operating officer. In connection with the separation agreement, we incurred a $2.3 million executive severance charge consisting of a $0.9 million lump-sum cash payment and a $1.4 million non-cash charge as a result of accelerating the vesting of restricted stock. Robert E. Bosworth was named our president and chief operating officer effective September 19, 2005.

On November 16, 2005, Richard D. Moss resigned from his position as vice president and chief financial officer of Chattem. Robert E. Bosworth, our president and chief operating officer, who formerly served as our chief financial officer from 1985 to 1998, will serve as our principal financial officer on an interim basis.

Results of Operations

The following table sets forth for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

	Year Ended November 30,
	2005	2004	2003
		as adjusted (1)	as adjusted(1)
TOTAL REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	28.6	28.4	28.4
Advertising and promotion	27.5	29.0	30.2
Selling, general and administrative	16.9	17.1	17.5
Executive severance charges	0.8	—	—
Impairment of indefinite-lived intangible assets	—	7.8	—
Loss on product divestures	3.1	—	—
Litigation settlement	(0.7)	6.1	—
Total costs and expenses	76.2	88.4	76.1
INCOME FROM OPERATIONS	23.8	11.6	23.9
OTHER INCOME (EXPENSE):
Interest expense	(4.9)	(5.9)	(8.8)
Investment and other income (expense), net	0.4	0.1	0.1
Loss on early extinguishment of debt	(0.3)	(5.0)	—
Total other income (expense)	(4.8)	(10.8)	(8.7)
INCOME BEFORE INCOME TAXES	19.0	0.8	15.2
PROVISION FOR INCOME TAXES	6.1	0.2	5.2
NET INCOME	12.9%	0.6%	10.0%

(1)
The fiscal 2004 and 2003 consolidated statements of income have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Our net income margin (net income/total revenues) was 12.9%, 0.6% and 10.0% for fiscal 2005 and 2004, respectively. Our adjusted net income (excluding debt extinguishment, impairment, loss on product divestures, litigation settlement and executive severance charges) margin (adjusted net income/total revenues) was 15.2% and 13.2% for fiscal 2005 and 2004, respectively. Adjusted net income (net income excluding debt extinguishment, impairment, loss on product divestures, litigation settlement and executive severance charges) margin is a non-GAAP financial measure. We believe that disclosure of adjusted net income margin provides investors with useful information regarding our financial performance and allows for easier comparison with net income margin without the effect of the charges in prior periods. We use this non-GAAP financial measure to analyze our performance compared to forecasted and prior period results. In addition, the fiscal 2004 consolidated statement of income has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005. A reconciliation of adjusted net income to net income for fiscal 2005 and 2004 is presented in the following table:

	For the Year Ended November 30,
	(dollars in thousands)
	2005	2004
		as adjusted
Net income	$36,047	$1,451
Add:
Loss on early extinguishment of debt	750	12,958
Impairment of indefinite-lived assets	—	20,000
Loss on product divestures	8,678	—
Litigation settlement	(2,086)	15,836
Executive severance	2,269	—
Provision for income taxes	(3,076)	(16,102)
Net income (excluding debt extinguishment, impairment, loss on product divestures, litigation settlement and executive severance charges)	$42,582	$34,143
Net income (excluding debt extinguishment, impairment, loss on product divestures, litigation settlement and executive severance charges) per common share (diluted)	$2.09	$1.69
Net income (excluding debt extinguishment, impairment, loss on product divestures, litigation settlement and executive severance charges) margin	15.2%	13.2%

EBITDA, earnings before interest, taxes, depreciation and amortization, is a key non-GAAP financial measure used by us to measure operating performance but may not be comparable to similarly titled measures reported by other companies. The most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure is net income. EBITDA and adjusted EBITDA (excluding impairment, loss on product divestures, litigation settlement charges and executive severance charges) are used by us to supplement net income as an indicator of operating performance and not as an alternative to measures defined and required by GAAP. We consider EBITDA and adjusted EBITDA as well as EBITDA margin and adjusted EBITDA margin as important indicators of our operational strength and performance, including our ability to pay interest, service debt and fund capital expenditures. We believe that presenting EBITDA and EBITDA margin, both adjusted to exclude litigation settlement and executive severance charges, provides investors with a useful measure of our ongoing operating performance. Further, EBITDA adjusted to exclude litigation settlement charges is one measure used in the calculation of certain ratios to determine our compliance with the terms of our Amended Revolving Credit Facility. Our presentation of EBITDA and EBITDA margin, as we have adjusted such measures, should not be construed as an inference that our future results will be unaffected by items similar to those excluded from the calculation of EBITDA and EBITDA margin, as we have adjusted such measures. EBITDA and adjusted EBITDA are not measurements of financial performance and liquidity under GAAP and should not be considered as alternatives to operating income, net income and other measures of financial performance reported in accordance with GAAP or as alternatives to cash flows provided by operating, investing or financing activities.

A reconciliation of EBITDA and EBITDA (excluding impairment, loss on product divestures, litigation settlement charges and executive severance charges) to net income is presented in the following table:

	For the Year Ended November 30,
				Increase (Decrease)
				Amount		Percentage
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003	2005 vs. 2004	2004 vs. 2003
		as adjusted (2)	as adjusted (2)		as adjusted (2)		as adjusted (2)
	(dollars in thousands)
Net income	$36,047	$1,451	$23,347	$34,596	$(21,896)	2384.3%	(93.8)%
Add:
Provision for income taxes	16,963	703	12,246	16,260	(11,543)	2312.9	(94.3)
Interest expense, net (1)	13,478	27,709	20,307	(14,231)	7,402	(51.4)	36.5
Depreciation and amortization less amounts included in interest	5,388	5,293	4,969	95	324	1.8	6.5
EBITDA	$71,876	$35,156	$60,869	$36,720	$(25,713)	104.4	(42.2)
Impairment of indefinite-lived intangible assets	—	20,000	—	(20,000)	20,000	nm	nm
Loss on product divestures	8,678	—	—	8,678	—	nm	nm
Litigation settlement charges	(2,086)	15,836	—	(17,922)	15,836	(113.2)	nm
Executive severance charges	2,269	—	—	2,269	—	nm	nm
EBITDA (excluding impairment and litigation settlement charges)	$80,737	$70,992	$60,869	$9,745	$10,123	13.7	16.6
EBITDA margin (EBITDA/total revenues)	25.7%	13.6%	26.0%
EBITDA (excluding impairment loss on product divestures, litigation settlement and executive settlement charges) margin (EBITDA (excluding impairment, loss on product divestures, litigation settlement and executive settlement charges)/total revenues)	28.9%	27.5%	26.0%

(1)	Fiscal 2005 and 2004 results include losses on early extinguishment of debt of $0.8 million and $13.0 million, respectively.

(2)
The fiscal 2004 and 2003 consolidated statements of income have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the November 30, 2005 consolidated financial statements:

Allowance for Doubtful Accounts

As of November 30, 2005, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the year ended November 30, 2005, we performed a detailed assessment of the collectibility of trade accounts receivable and reduced our estimate of allowance for doubtful accounts by approximately $0.5 million, which resulted in a decrease to selling, general and administrative expense in our consolidated financial statements. The balance of allowance for doubtful accounts was $0.3 million and $0.8 million at November 30, 2005 and 2004, respectively.

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

In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. Bullfrog and Sun In lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.2 million. During fiscal 2005, we reduced our estimate of seasonal returns by approximately $0.2 million, to a balance of $0.2 million, which resulted in an increase to net sales in our consolidated financial statements in fiscal 2005, as compared to an approximately $0.9 million reduction in our estimate in fiscal 2004 and an approximately $0.3 million increase in our estimate in fiscal 2003, which resulted in an increase and decrease to net sales in our consolidated financial statements in fiscal 2004 and 2003, respectively. During fiscal 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $0.6 million, to a balance of $0.6 million, which resulted in a decrease to net sales in our consolidated financial statements in fiscal 2005. During fiscal 2004 and 2003, we reduced our estimate of non-seasonal returns by approximately $0.8 million and $0.7 million, respectively, which resulted in an increase in net sales in our consolidated financial statements in fiscal 2004 and 2003, respectively. At November 30, 2005 we recorded an allowance for returns of pHisoderm of $0.7 million as a result of the sale of pHisoderm.

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. In addition, increases and decreases in total program commitments each year impact the accrual. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Some customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During fiscal 2005, 2004 and 2003, we reduced our estimate of promotional accruals by approximately $1.6 million, $1.6 million and $2.3 million, respectively, which resulted in an increase to net sales or a decrease in advertising and promotion expense in our consolidated financial statements.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We revised our annual estimated annual effective income tax rate during fiscal 2005 to 32%, as compared to 33% in fiscal 2004 and 34% in fiscal 2003, as a result of the implementation of a number of foreign and state tax planning initiatives.

For additional information regarding our significant accounting policies, see note 2 of notes to consolidated financial statements.

Fiscal 2005 Compared to Fiscal 2004

To facilitate discussion of our operating results for the years ended November 30, 2005 and 2004, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase (Decrease)
	2005	2004	Amount	Percentage
		as adjusted (1)
	(dollars in thousands)
Domestic net sales	$252,436	$234,003	$18,433	7.9%
International revenues (including royalties)	26,882	24,152	2,730	11.3
Total revenues	279,318	258,155	21,163	8.2
Cost of sales	79,884	73,358	6,526	8.9
Advertising and promotion expense	76,763	74,929	1,834	2.4
Selling, general and administrative expense	47,322	44,169	3,153	7.1
Executive severance charges	2,269	—	2,269	100.0
Impairment of indefinite-lived intangible assets	—	20,000	(20,000)	(100.0)
Loss on product divestures	8,678	—	8,678	100.0
Litigation settlement charges	(2,086)	15,836	(17,922)	(113.2)
Interest expense	13,814	15,049	(1,235)	(8.2)
Loss on early extinguishment of debt	750	12,958	(12,208)	(94.2)
Net income	36,047	1,451	34,596	2,384.3

(1)	The fiscal 2004 selected financial data has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Domestic Net Sales

Domestic net sales for fiscal 2005 increased $18.4 million, or 7.9%, to $252.4 million from $234.0 million in fiscal 2004. For a description of each brand included in the following categories, see “Products” in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2005	2004	Amount	Percentage
	(dollars in thousands)
Topical analgesics	$89,539	$76,300	$13,239	17.4%
Medicated skin care products	62,458	60,495	1,963	3.2
Dietary supplements	33,828	33,011	817	2.5
Medicated dandruff shampoos and conditioner	34,880	31,309	3,571	11.4
Other OTC and toiletry products	31,731	32,888	(1,157)	(3.5)
Total	$252,436	$234,003	$18,433	7.9

Net sales growth in the topical analgesics category was led by 38% and 15% increases in sales of Aspercreme and Icy Hot, respectively. Aspercreme’s sales increase was driven by the launch of the Odor-Free Therapy Back and Body Patch. Icy Hot continued to benefit from the strength of the Icy Hot Back Patch and a full year of sales from the Medicated Sleeve. Net sales growth in this category also resulted from 15%, 9% and 2% sales increases in Capzasin, Sportscreme and Flexall, respectively. The overall sales growth in this category was partially offset by decreased sales of Arthritis Hot.

Net sales growth in the medicated skin care products category resulted from an 8% increase in the Gold Bond franchise. Gold Bond sales growth was attributable to 26%, 7%, 6% and 2% increases from the lotion, powder, foot care and cream lines, respectively, and was partially offset by lost sales from our discontinued first aid and antifungal foot swab products. The increase in sales from the Gold Bond lotion line of products was attributable to continued sales increases of Gold Bond Ultimate Healing Lotion. The increase in net sales of Gold Bond powder was driven by the launch of Gold Bond Ultimate Comfort Body Powder, and the sales increase of Gold Bond foot care products resulted from increased distribution. Although pHisoderm benefited from the launch of the new pH2O line, this line extension was more than offset by weakness in sales and lost distribution from its acne and base skin care business. The pHisoderm brand and related inventories were sold on November 30, 2005 to The Mentholatum Co., Inc.

Net sales for the dietary supplements category improved primarily due to 15% and 8% increases in New Phase and Garlique, respectively. Net sales of New Phase increased due to the introduction of New Phase Extra Strength, and Garlique sales benefited from an effective new advertising campaign. Dexatrim diet pill sales increased 30% due to the successful launch of Dexatrim Max, but were offset in part by declining sales of the Dexatrim All in One bar.

Domestic net sales of our medicated dandruff shampoos increased 11%, reflecting continued sales growth of Selsun Blue resulting from an effective advertising campaign and the launch of Selsun Salon in the fourth quarter of fiscal 2005.

The decrease in net sales for the other OTC and toiletry products category was due primarily to sales decreases of Pamprin, Bullfrog and Prēmsyn. The decreases in sales of Pamprin and Prēmsyn were primarily attributable to lost distribution with a major retailer. The 3% decrease in sales of Bullfrog was primarily attributable to unfavorable weather principally at the beginning of the suncare season and the timing and magnitude of returns in the fourth quarter of fiscal 2005. The decrease in sales was partially offset by sales growth of Sun-In, UltraSwim, Herpecin-L and Benzodent.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

International Revenues

For fiscal 2005, international revenues increased $2.7 million, or 11.3%, to $26.9 million from $24.1 million in fiscal 2004. The increase was primarily due to the introduction of Icy Hot in Canada and strengthening distributor sales in certain European and Middle Eastern countries offset in part by sales declines in the U.K. market.

Cost of Sales

Cost of sales in fiscal 2005 increased $6.5 million, or 8.9%, to $79.9 million from $73.4 million in fiscal 2004 due primarily to an increase in sales volume. Cost of sales as a percentage of total revenues was 28.6% for fiscal 2005 as compared to 28.4% for fiscal 2004. The increase in cost of sales as a percentage of total revenues was primarily due to increases in raw materials and transportation costs, offset in part by price increases for several products. It is anticipated that costs of sales may increase as a percentage of sales in fiscal 2006 as a result of the introduction of Icy Hot Pro-Therapy and Selsun Salon.

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2005 increased $1.8 million, or 2.4%, to $76.8 million from $74.9 million in fiscal 2004 and were 27.5% of total revenues for 2005 compared to 29.0% for the comparable period of fiscal 2004. Support for new product introductions resulted in an increase in advertising and promotion expenditures in fiscal 2005 for Dexatrim, Aspercreme, Gold Bond powder, Bullfrog, New Phase and pHisoderm. The decrease in advertising and promotion expense as a percentage of total revenues was attributable to a more cost-effective use of advertising expenditures and higher sales.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $3.2 million, or 7.1%, to $47.3 million from $44.2 million in fiscal 2004. Selling, general and administrative expenses were 16.9% and 17.1% of total revenues for fiscal 2005 and 2004, respectively. An increase in sales was primarily responsible for higher selling expenses. In addition, freight expenses increased due to higher fuel costs. The increase in general and administrative expenses was largely a result of higher levels of product development expenses, compensation expense and insurance expense during fiscal 2005.

Executive Severance Charges

During the third quarter of fiscal 2005, we entered into a separation agreement with our former president and chief operating officer. In connection with the separation agreement, we incurred a $2.3 million executive severance charge consisting of a $0.9 million lump-sum cash payment and a $1.4 million non-cash charge as a result of accelerating the removal of restrictions on restricted stock.

Impairment of Indefinite-Lived Assets

As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter of fiscal 2004, we performed the impairment test as prescribed by SFAS 142 and determined that a revaluation was required for our Dexatrim product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20.0 million in the fourth quarter of fiscal 2004. No corresponding charge was incurred in fiscal 2005.

Loss on Product Divestures

During the fourth quarter of fiscal 2005, we sold the pHisoderm line of skin care products for a purchase price of $8.5 million plus inventories of approximately $1.1 million. As a result of this transaction, we recorded a loss on product divestures of $8.7 million in the fourth quarter of fiscal 2005.

Litigation Settlement Charges

Litigation settlement items decreased $17.9 million in fiscal 2005 to a gain of $2.1 million from an expense of $15.8 million in fiscal 2004. The change was principally due to a $6.0 million reversal of previously estimated costs related to the Dexatrim litigation, net of legal expenses, recorded in the second quarter of fiscal 2005 and reduced Dexatrim legal and administrative costs in fiscal 2005 compared to fiscal 2004.

Interest Expense

Interest expense decreased $1.2 million, or 8.2%, in fiscal 2005 to $13.8 million from $15.0 million in fiscal 2004. The decrease was largely the result of reductions in outstanding debt as a result of our repurchase of $17.5 million of our 7.0% Senior Subordinated Notes completed in the second quarter of fiscal 2005 and the remaining benefit from the debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

During the second quarter of fiscal 2005, we repurchased $17.5 million of our 7.0% Senior Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million. During the fourth quarter of fiscal 2005, we called our $75.0 million Floating Rate Senior Notes for full redemption on December 30, 2005. The $75 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005. As a result of the redemption, a loss on early extinguishment of debt of $2.9 million will be recorded in the first quarter of fiscal 2006.

Fiscal 2004 Compared to Fiscal 2003

To facilitate discussion of our operating results for the years ended November 30, 2004 and 2003, we have included the following selected data from our Consolidated Statements of Income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2004	2003	Amount	Percentage
	as adjusted (1)	as adjusted (1)
	(dollars in thousands)
Domestic net sales	$234,003	$209,874	$24,129	11.5%
International revenues (including royalties)	24,152	23,875	277	1.2
Total revenues	258,155	233,749	24,406	10.4
Cost of sales	73,358	66,424	6,934	10.4
Advertising and promotion expense	74,929	70,622	4,307	6.1
Selling, general and administrative expense	44,169	40,803	3,366	8.2
Impairment of indefinite-lived intangible assets	20,000	—	20,000	nm
Litigation settlement charges	15,836	—	15,836	nm
Interest expense	15,049	20,431	(5,382)	(26.3)
Loss on early extinguishment of debt	12,958	—	12,958	nm
Net income	1, 451	23,347	(21,896)	(93.8)

(1)	The selected financial data has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Domestic Net Sales

Domestic net sales for fiscal 2004 increased $24.1 million, or 11.5%, to $234.0 million from $209.9 million in fiscal 2003. For a description of each brand included in the following categories, see “Products” in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase (Decrease)
	2004	2003	Amount	Percentage
	(dollars in thousands)
Topical analgesics	$76,300	$58,594	$17,706	30.2%
Medicated skin care products	60,495	56,528	3,967	7.0
Dietary supplements	33,011	37,420	(4,409)	(11.8)
Medicated dandruff shampoos and conditioner	31,309	28,351	2,958	10.4
Other OTC and toiletry products	32,888	28,981	3,907	13.5
Total	$234,003	$209,874	$24,129	11.5

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

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of Pamprin, Prēmsyn PMS, pHisoderm, Flexall, Aspercreme, Capzasin and Sportscreme, for which we implemented a unit sales price increase.

International Revenues

For fiscal 2004, international revenues increased $0.3 million, or 1.2%, to $24.2 million from $23.9 million in fiscal 2003 due principally to an increase in Selsun sales in Canada, Europe and Latin America and favorable foreign currency translation. International sales variances were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales in fiscal 2004 increased $6.9 million, or 10.4%, to $73.4 million from $66.4 million in fiscal 2003 due primarily to sales of the Dexatrim All in One bar, the Icy Hot Back Patch and the Icy Hot Medicated Sleeve, all of which have lower profit margins than many of our other products. Cost of sales as a percentage of total revenues was 28.4% for both fiscal 2004 and fiscal 2003.

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2004 increased $4.3 million, or 6.1%, to $74.9 million from $70.6 million in fiscal 2003 and were 29.0% of total revenues for 2004 compared to 30.2% for fiscal 2003. Support for new product introductions resulted in an increase in advertising and promotion expenditures for fiscal 2004 for Icy Hot, Pamprin, the Dexatrim All in One bar, Selsun Blue and the Gold Bond lotion and foot care lines.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $3.4 million, or 8.2%, to $44.2 million from $40.8 million in fiscal 2003. Selling, general and administrative expenses were 17.1% and 17.5% of total revenues for fiscal 2004 and 2003, respectively. An increase in sales was primarily responsible for the higher selling expenses. In addition, freight expenses increased due to the higher fuel costs. The increase in general and administrative expenses was largely a result of increased incentive compensation and new product development expenses as well as expenses related to compliance with the Sarbanes-Oxley Act of 2002.

Impairment of Indefinite-Lived Intangible Assets

As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter, we performed the impairment test as prescribed by SFAS 142 and determined that a revaluation was required for our Dexatrim product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20.0 million in the fourth quarter of fiscal 2004. No corresponding charge was incurred in fiscal 2003.

Litigation Settlement Charges

Litigation settlement charges were $15.8 million in fiscal 2004. This expense was attributable to legal, administrative and estimated settlement costs related to our Dexatrim litigation.

Interest Expense

Interest expense decreased $5.4 million, or 26.3%, in fiscal 2004 to $15.0 million from $20.4 million in fiscal 2003. The decrease was largely the result of lower interest rates and a reduction in outstanding debt as a result of our debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

During fiscal 2004, we retired $204.5 million principal amount of our 8.875% senior subordinated notes and the remaining outstanding balance of our $60.0 million senior secured credit facility, which resulted in a loss on early extinguishment of debt of $13.0 million. No corresponding charge was incurred in fiscal 2003.

Liquidity and Capital Resources

We have historically funded our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $55.0 million and $44.7 million was provided by operations in fiscal 2005 and 2004, respectively. The increase in cash provided by operating activities was due to the loss on early extinguishment of debt of $13.0 million incurred in fiscal

2004 year compared to $0.8 million incurred in fiscal 2005. Increased net income, refundable income taxes and deferred income taxes also contributed to the increase in cash flow from operations. These increases were partially offset by decreases in the tax benefit realized from stock option exercises, prepaid expenses and accounts payable and accrued liabilities.

Investing activities used cash of $0.7 million and $5.5 million in fiscal 2005 and 2004, respectively. The decrease in the usage of cash was primarily due to proceeds received from the sale of our Selsun business in certain countries in Africa and Asia in fiscal 2005.

Financing activities used cash of $46.5 million and $26.2 million in fiscal 2005 and 2004, respectively. The increase in cash used primarily was attributable to the $34.1 million repurchase of common stock in fiscal 2005 as compared to $5.0 million of common stock repurchased in fiscal 2004.

As of November 30, 2005, our total debt was $182.5 million, consisting of our Floating Rate Senior Notes of $75.0 million and 7.0% Subordinated Notes of $107.5 million. As of November 30, 2005, we had no borrowings outstanding under our Amended Revolving Credit Facility with available borrowings up to $100.0 million. As of February 17, 2006, our total debt was $145.5 million, consisting of borrowings outstanding under our Amended Revolving Credit Facility totaling $38.0 million and $107.5 million of our 7.0% Subordinated Notes. Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5% (7.00% as of November 30, 2005). The applicable percentages are calculated based on our leverage ratio. The Floating Rate Senior Notes bear interest at a three-month LIBOR plus 3.00% per year (6.87% as of November 30, 2005). On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1.4 million premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $0.4 million is included in prepaid expenses and other current assets, and the long-term portion of $0.7 million is included in other non-current assets. During fiscal 2005, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $0.2 million, net of tax, was recorded to other comprehensive income. Also as of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of the Floating Rate Senior Notes, resulting in a loss of $0.1 million, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective as of November 30, 2005. The interest rate cap agreement terminates on March 1, 2010.

In October 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million, which became effective on November 29, 2005 upon consummation of the Amended Revolving Credit Facility. During fiscal 2005, we repurchased 882,267 shares of our common stock for $34.1 million. We are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Amended Revolving Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions we make in the future will require us to obtain additional financing.

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2005. We had no commercial obligations as of November 30, 2005:

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$182,500	$37,000	$—	$—	$145,500
Operating leases	3,796	1,470	1,190	588	548
Purchase commitments	3,979	1,495	2,484	—	—
Endorsements	5,525	1,500	3,225	800	—
Total	$195,800	$41,465	$6,899	$1,388	$146,048

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

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries. Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For fiscal 2005 and 2004, these subsidiaries accounted for 8% and 7% of total revenues, respectively, and 4% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of Selsun Blue, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which has increased our exposure to fluctuations in foreign exchange rates. During fiscal 2005, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, until July 2005 Abbott Laboratories (“Abbott”), from whom we acquired Selsun Blue, continued to supply a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains of $0.2 million and $0.2 million for the years ended November 30, 2005 and 2004, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which supersedes Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are currently evaluating the impact of this standard, but we estimate the impact of applying the various provisions of SFAS 123R will result in an expense, net of tax, of approximately $2.1 million during fiscal 2006 if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in note 2, stock-based compensation, of notes to consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our fiscal year that begins December 1, 2005.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We have not completed the process of evaluating the impact that will result from adopting this statement and are therefore unable to disclose the impact that adopting FSP 109-1 will have on our financial position and results of operations.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have described the impact of FSP 109-2 on our financial statements in note 7, Income Taxes.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”).  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or consolidated financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)”. FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP is effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP is effective immediately.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The risks, uncertainties and assumptions of the forward-looking statements include, but are not limited to, the lack of availability, limits of coverage and expense related to product liability insurance, the reduction of available insurance coverage as proceeds are used to fund any product liability settlements or awards; the possibility of other product liability claims, including claims relating to the prior existence of ephedrine in Dexatrim products or arising from the FDA’s rule banning the sale of dietary supplements containing ephedrine; our ability to fund liabilities from product liability claims greater than our insurance coverage or outside the scope of insurance coverage; the possible effect of the negative public perception resulting from product liability claims on sales of Dexatrim products without PPA or ephedrine; the impact of brand acquisitions and divestures; the impact of gains or losses resulting from product acquisitions or divestures; product demand and market acceptance risks; product development risks, such as delays or difficulties in developing, producing and marketing new products or line extensions; the impact of competitive products, pricing and advertising; our ability to sell and market Selsun internationally where we have only limited experience and infrastructure; constraints resulting from our financial condition, including the degree to which we are leveraged, debt service requirements and restrictions under indentures and loan agreements; government regulations; risks of loss of material customers; public perception regarding our products; dependence on third party manufacturers; environmental matters; and other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently consists of our Floating Rate Senior Notes, which were redeemed on December 30, 2005, and our Amended Revolving Credit Facility. The aggregate balance outstanding under the Floating Rate Senior Notes as of November 30, 2005 was $75.0 million. The Floating Rate Senior Notes bear interest at a three-month LIBOR plus 3.00% per year (6.87% as of November 30, 2005). Loans under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2005, no amounts had been borrowed under the Amended Revolving Credit Facility, and the variable rate on the Amended Revolving Credit Facility was 7.0%. The Floating Rate Senior Notes were fully redeemed on December 30, 2005 utilizing $38.9 million of cash on hand plus $38.0 million drawn from the Amended Revolving Credit Facility. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of November 30, 2005, and a charge of $0.1 million, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the February 17, 2006 outstanding balance of our Amended Revolving Credit Facility for the next twelve months would be approximately $0.3 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the consolidated statements of income. Until July 2005, Abbott continued to supply us with a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.0 million as of November 30, 2005.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Chattem, Inc.

We have audited the accompanying consolidated balance sheet of Chattem, Inc. (a Tennessee corporation) and subsidiaries (the “Company”) as of November 30, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chattem, Inc. and subsidiaries as of November 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule titled “Schedule II - Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chattem, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal control over financial reporting.

As discussed in Note 2 of the consolidated financial statements, during fiscal 2005, the Company’s domestic operations changed the method of accounting for inventories from the last-in, first-out inventory method to the first-in first-out inventory method. The consolidated financial statements as of November 30, 2004 and for the year then ended and the consolidated statement of income for the year ended November 30, 2003 have been adjusted to apply this new methodology retroactively.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Chattem, Inc.

We have audited the accompanying consolidated balance sheet of Chattem, Inc. and subsidiaries as of November 30, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chattem, Inc. and subsidiaries at November 30, 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, during fiscal 2005 the Company changed its method of accounting for inventories in the U.S. from the last-in, first-out inventory method to the first-in, first-out inventory method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chattem, Inc.’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2005 (not provided herein) expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
January 31, 2005, except for the section “Inventories” included in Note 2 as to which the date is February 17, 2006

Consolidated Balance Sheets
November 30, 2005 and 2004
(In thousands)

ASSETS	2005	2004
		as adjusted(¹)
CURRENT ASSETS: Cash and cash equivalents	$47,327	$40,193
Accounts receivable, less allowances of $2,338 in 2005 and $1,682 in 2004	33,672	32,098
Other receivables	9,600	—
Inventories	23,631	23,124
Refundable income taxes	1,207	4,186
Deferred income taxes	2,478	4,308
Prepaid expenses and other current assets	5,106	3,683
Total current assets	123,021	107,592

PROPERTY, PLANT AND EQUIPMENT, NET	29,254	28,765

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	206,387	225,560
Debt issuance costs, net	4,297	5,174
Other	5,334	5,551
Total other noncurrent assets	216,018	236,285

TOTAL ASSETS	$368,293	$372,642

The accompanying notes are an integral part of these consolidated financial statements.

(1) The consolidated balance sheet has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method adopted in fiscal 2005.

Consolidated Balance Sheets
November 30, 2005 and 2004
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2005	2004
		as adjusted (1)
CURRENT LIABILITIES:
Current maturities of long-term debt	$37,000	$—
Accounts payable and other	17,238	13,341
Accrued liabilities	16,327	23,763
Total current liabilities	70,565	37,104

LONG-TERM DEBT, less current maturities	145,500	200,000

DEFERRED INCOME TAXES	27,736	25,732

OTHER NONCURRENT LIABILITIES	1,865	1,776

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued 19,668 in 2005 and 19,882 in 2004	63,876	85,949
Retained earnings	60,853	24,806
	124,729	110,755
Unamortized value of restricted common shares issued	(1,818)	(2,386)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(83)	(316)
Foreign currency translation adjustment	(201)	(23)
Total shareholders’ equity	122,627	108,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$368,293	$372,642

The accompanying notes are an integral part of these consolidated financial statements.

(1) The consolidated balance sheet has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO method to the FIFO method adopted in fiscal 2005.

Consolidated Statements of Income
For the Years Ended November 30, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003
		as adjusted (1)	as adjusted (1)
TOTAL REVENUES:
Net sales	$279,140	$257,534	$232,527
Royalties	178	621	1,222
Total revenues	279,318	258,155	233,749

COSTS AND EXPENSES:
Cost of sales	79,884	73,358	66,424
Advertising and promotion	76,763	74,929	70,622
Selling, general and administrative	47,322	44,169	40,803
Executive severance charges	2,269	—	—
Impairment of indefinite-lived intangible assets	—	20,000	—
Loss on product divestures	8,678	—	—
Litigation settlement	(2,086)	15,836	—
Total costs and expenses	212,830	228,292	177,849

INCOME FROM OPERATIONS	66,488	29,863	55,900

OTHER INCOME (EXPENSE):
Interest expense	(13,814)	(15,049)	(20,431)
Investment and other income, net	1,086	298	124
Loss on early extinguishment of debt	(750)	(12,958)	—
Total other income (expense)	(13,478)	(27,709)	(20,307)

INCOME BEFORE INCOME TAXES	53,010	2,154	35,593

PROVISION FOR INCOME TAXES	16,963	703	12,246

NET INCOME	$36,047	$1,451	$23,347

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	19,652	19,379	18,925
Weighted average and potential dilutive outstanding	20,366	20,225	19,632

NET INCOME PER COMMON SHARE:

Basic	$1.83	$.07	$1.23

Diluted	$1.77	$.07	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

(1) The consolidated statements of income have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO method to the FIFO method adopted in fiscal 2005.

Consolidated Statements of Shareholders’ Equity
For the Years Ended November 30, 2005, 2004 and 2003
(In thousands, except per share amounts)

	Common Shares	Retained Earnings (Deficit)	Unamortized Value of Restricted Common Shares Issued	Interest Rate Cap Adjustment	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, Net	Total
Balance, November 30, 2002, as previously reported	$79,313	$(1,097)	$(1,713)	$—	$(1,759)	$—	$74,744
Adjustment for the cumulative effect on prior years of applying retroactively the LIFO to FIFO change in accounting		1,105					1,105
Balance, November 30, 2002, as adjusted (1)	79,313	8	(1,713)	—	(1,759)	—	75,849
Comprehensive income (loss):
Net income, as adjusted(1)	—	23,347	—	—	—	—	23,347
Foreign currency translation adjustment	—	—	—	—	939	—	939
Minimum pension liability adjustment	—	—	—	—	—	(1,640)	(1,640)
Total comprehensive income	—	—	—	—	—	—	22,646
Stock options exercised	1,555	—	—	—	—	—	1,555
Tax benefit realized from stock option plans	1,259	—	—	—	—	—	1,259
Stock repurchases	(5,351)	—	—	—	—	—	(5,351)
Issuance of 2.1 common shares for non-employee directors’ compensation	39	—	—	—	—	—	39
Issuance of 69 shares of restricted common stock at a value of $14.50 per share	1,000	—	(1,000)	—	—	—	—
Amortization of value of restricted common shares issued	—	—	655	—	—	—	655
Balance, November 30, 2003, as adjusted (1)	77,815	23,355	(2,058)	—	(820)	(1,640)	96,652
Comprehensive income (loss):
Net income, as adjusted(1)	—	1,451	—	—	—	—	1,451
Interest rate cap adjustment	—	—	—	(316)	—	—	(316)
Foreign currency translation adjustment	—	—	—	—	797	—	797
Minimum pension liability adjustment	—	—	—	—	—	1,640	1,640
Total comprehensive income	—	—	—	—	—	—	3,572
Stock options exercised	6,148	—	—	—	—	—	6,148
Tax benefit realized from stock option plans	5,568	—	—	—	—	—	5,568
Stock repurchases	(5,034)	—	—	—	—	—	(5,034)
Issuance of 2.8 common shares for non- employee directors’ compensation	53	—	—	—	—	—	53
Issuance of 70 shares of restricted common stock at a value of $19.98 per share	1,399	—	(1,399)	—	—	—	—
Amortization of value of restricted common shares issued	—	—	1,071	—	—	—	1,071
Balance, November 30, 2004, as adjusted (1)	85,949	24,806	(2,386)	(316)	(23)	—	108,030

(1) The consolidated statements of shareholders’ equity have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO method to the FIFO method adopted in fiscal 2005.

	Common Shares	Retained Earnings (Deficit)	Unamortized Value of Restricted Common Shares Issued	Interest Rate Cap Adjustment	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, Net	Total
Comprehensive income (loss):
Net income	—	36,047	—	—	—	—	36,047
Interest rate cap adjustment	—	—	—	233	—	—	233
Foreign currency translation adjustment	—	—	—	—	(178)	—	(178)
Total comprehensive income	—	—	—	—	—	—	36,102
Stock options exercised	6,681	—	—	—	—	—	6,681
Tax benefit realized from stock option plans	3,292	—	—	—	—	—	3,292
Stock repurchases	(34,084)	—	—	—	—	—	(34,084)
Issuance of 1.8 common shares for non- employee directors’ compensation	70	—	—	—	—	—	70
Issuance of 50 shares of restricted common stock at a value of $ 35.37 per share	1,769	—	—	—	—	—	1,769
Modification of restricted stock agreement	199	—	(257)	—	—	—	(58)
Amortization of value of restricted common shares issued	—	—	825	—	—	—	825
Balance, November 30, 2005	$63,876	$60,853	$(1,818)	$(83)	$(201)	—	$122,627

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003
OPERATING ACTIVITIES:		as adjusted (¹)	as adjusted (¹)
Net income	$36,047	$1,451	$23,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,115	6,131	6,584
Deferred income taxes	3,894	(1,931)	6,627
Loss on early extinguishment of debt	750	12,958	—
Impairment of indefinite-lived assets	—	20,000	—
Loss on product line divestures	8,678	—	—
Tax benefit realized from stock option exercises	3,292	5,568	1,259
Stock option expense	1,360	—	—
Other, net	800	(249)	(66)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,224)	(6,620)	195
Inventories	(1,457)	(3,876)	1,248
Refundable income taxes	2,979	(363)	(403)
Prepaid expenses and other current assets	(726)	(200)	(617)
Accounts payable and accrued liabilities	(4,492)	11,841	(6,723)
Net cash provided by operating activities	55,016	44,710	31,451

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,943)	(3,239)	(5,527)
Sales (purchases) of patents, trademarks and other product rights	3,199	(7)	(400)
(Increase) decrease in other assets	86	(2,245)	1,479
Net cash used in investing activities	(658)	(5,491)	(4,448)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	(212,288)	(12,250)
Proceeds from long-term debt	—	200,000	—
Proceeds from borrowings under revolving credit facility	—	25,000	—
Repayments of revolving credit facility	—	(25,000)	—
Repayments of policy loans	(1,031)	—	—
Repurchase of common shares	(34,084)	(5,034)	(5,351)
Proceeds from exercise of stock options	6,681	6,148	1,555
Increase in debt issuance costs	(313)	(5,743)	(25)
Debt retirement costs	(282)	(7,861)	—
Premium on interest rate cap agreement	—	(1,375)	—
Net cash used in financing activities	(46,529)	(26,153)	(16,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(695)	196	75

CASH AND CASH EQUIVALENTS:
Increase for the year	7,134	13,262	11,007
At beginning of year	40,193	26,931	15,924
At end of year	$47,327	$40,193	$26,931

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares of restricted common stock at a value of $35.37 per share in 2005, 70 shares at a value of $19.98 per share in 2004 and 69 shares at a value of $14.50 per share in 2003	$1,769	$1,399	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

(1) The consolidated statements of cash flows have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO method to the FIFO method adopted in fiscal 2005.

Notes to Consolidated Financial Statements

All monetary and share amounts are expressed in thousands. Our fiscal years ended November 30, 2003, November 30, 2004 and November 30, 2005 are referred to herein as fiscal 2003, fiscal 2004 and fiscal 2005, respectively.

(1) NATURE OF OPERATIONS

  Chattem, Inc. and its wholly-owned subsidiaries (“we”, “us”, “our” or “Chattem”) market and manufacture branded over-the-counter (“OTC”) health care products. The products are sold primarily through mass merchandisers, independent and chain drug stores, drug wholesalers and food stores in the United States (“U.S.”) and in various markets in approximately 80 countries throughout the world.

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

INVENTORIES

Inventory costs include materials, labor and factory overhead. Inventories are valued at the lower of cost using the first-in, first-out (“FIFO”) method or market. The Company estimates reserves for inventory obsolescence based on its judgment of future realization.

Prior to November 30, 2005, all of the Company’s domestic inventories were accounted for at the lower of cost using the last-in, first-out (“LIFO”) basis or market, while inventories of the Company’s foreign subsidiaries were stated at the lower of cost using the first-in, first-out (“FIFO”) basis or market. During the quarter ended November 30, 2005, the Company’s domestic operations changed the method of accounting for the cost of inventories from the LIFO method to the FIFO method. The new method of accounting for inventories results in conforming all of the Company’s inventories to a uniform method of accounting to more accurately measure operating results, to more accurately present financial position by reflecting more recent costs at the balance sheet date, and to provide more meaningful reporting to lenders. The November 30, 2004 consolidated balance sheet and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended November 30, 2004 have been adjusted to apply the new method retroactively.

Due to the change in accounting principle, inventory previously reported as of November 30, 2004 increased $1,434, refundable income taxes decreased $516 and retained earnings increased $918. The effect of the accounting change on net income previously reported for the years ended November 30, 2004 and 2003 is presented in the following table.

	November 30, 2004		November 30, 2003
	Previously reported	As adjusted	Previously reported	As adjusted
Net income	$1,614	$1,451	$23,371	$23,347
Net income per common share
Basic	$.08	$.07	$1.23	$1.23
Diluted	$.08	$.07	$1.19	$1.19

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for fiscal 2005, fiscal 2004 and fiscal 2003 was $3,419, $3,302 and $3,493, respectively.

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

Under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate whether events and circumstances have occurred that indicate the remaining useful life of finite-lived assets might warrant revision or that the remaining balance may not be recoverable. When factors indicated that finite-lived assets should have been evaluated for possible impairment, we used an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether the carrying values of finite-lived assets were recoverable.

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and amortized over the term of the related debt. Amortization expense related to debt issuance costs was $727, $843 and $1,501 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Accumulated amortization of these costs was $689 and $569 at November 30, 2005 and 2004, respectively. Due to the repurchase of $17,500 of our 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”) during the second quarter of 2005, we recorded a loss on early extinguishment of debt of $744. Due to our refinancing transactions (described in Note 5) in fiscal 2004, tender premiums and related fees of $7,861 were paid and net debt issuance costs of $5,097 were written off and charged to loss on early extinguishment of debt in the consolidated statements of income. In addition, during fiscal 2004 new debt issuance costs of $5,743 were capitalized. Due to prepayments on the Credit Facility (as defined in Note 5) in fiscal 2003, net debt issuance cost of $145 was written off and charged to interest expense included in the consolidated statements of income.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred. Such expenses were $3,618, $3,051 and $2,696 in fiscal 2005, 2004 and 2003, respectively.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Advertising expense for fiscal 2005, 2004 and 2003 was $53,096, $54,263 and $50,462, respectively. At November 30, 2005 and 2004, we reported $2,087 and $1,168, respectively, of advertising paid for in fiscal 2005 and fiscal 2004, which will run or did run in the next fiscal year. These amounts are included in prepaid expenses and other current assets in the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Irish subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains which result from foreign currency transactions amounted to $189, $194 and $220 in fiscal 2005, 2004 and 2003, respectively, and are included in the consolidated statements of income as investment and other income, net of expense.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the consolidated financial statements for fiscal 2005, 2004 and 2003.

Allowance For Doubtful Accounts

As of November 30, 2005, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the year ended November 30, 2005, we performed a detailed assessment of the collectibility of trade accounts receivable and reduced our estimate of allowance for doubtful accounts by approximately $447, which resulted in a decrease to selling, general and administrative expense in our consolidated financial statements. The balance of allowance for doubtful accounts was $303 and $750 at November 30, 2005 and 2004, respectively.

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

In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. Bullfrog and Sun In lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $167. During fiscal 2005, we reduced our estimate of seasonal returns by approximately $202, to a balance of $248, which resulted in an increase to net sales in our consolidated financial statements in fiscal 2005, as compared to an approximately $934 reduction in our estimate in fiscal 2004 and an approximately $323 increase in our estimate in fiscal 2003, which resulted in an increase and decrease to net sales in our consolidated financial statements in fiscal 2004 and 2003, respectively. During fiscal 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $582, to a balance of $647, which resulted in a decrease to net sales in our consolidated financial statements in fiscal 2005. During fiscal 2004 and 2003, we reduced our estimate of non-seasonal returns by approximately $765 and $692, respectively, which resulted in an increase to net sales in our consolidated financial statements in fiscal 2004 and 2003, respectively. At November 30, 2005 we recorded an allowance for returns of pHisoderm of $650 as a result of the sale of pHisoderm as discussed in note 9.

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales or as an advertising and promotion expense based on the type of promotional program. Actual results can differ from the original estimate. In addition, increases and decreases in total program commitments each year impact the accrual. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Some customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments result in changes in the accrual. During fiscal 2005, 2004 and 2003, promotional accruals decreased by approximately $1,575, $1,642 and $2,251, respectively, which resulted in an increase to net sales or a decrease in advertising and promotion expense in our consolidated financial statements.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. We revised our annual estimated income tax rate during fiscal 2005 to 32%, as compared to 33% in fiscal 2004 and 34% in fiscal 2003, as a result of the implementation of a number of foreign and state tax planning initiatives.

DERIVATIVE FINANCIAL INSTRUMENTS

We entered into an interest rate cap agreement effective June 1, 2004 as a means of managing our interest rate exposure and not for trading purposes. The agreement has the effect of converting a portion of our variable rate obligations to fixed rate obligations (see Note 5). In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of our Floating Rate Senior Notes, resulting in a loss of $60, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective and the remaining change in the fair value of the interest rate cap during fiscal 2005 as compared to the amortized value of its premium during the year was recorded in other comprehensive income in the amount of $233, net of tax.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments. Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, we perform ongoing credit evaluations of our customers' financial position but generally require no collateral from our customers. Our largest customer accounted for 36%, 34% and 34% of consolidated sales in fiscal 2005, 2004 and 2003, respectively. No other customer exceeded 10% of our consolidated sales during the period. Shoppers Drug Mart, a Canadian retailer, accounts for more than 10% of our international revenues. Our ten largest customers represented approximately 70% of total revenues during fiscal 2005, and approximately 64% of our total accounts receivable at November 30, 2005.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Net sales of Pamprin and Prēmsyn PMS products in fiscal 2005 represented approximately $8,864 of our consolidated total revenues in that year. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue. As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $7,998, $7,482 and $6,310 for fiscal 2005, 2004 and 2003, respectively, are included in selling expenses in our consolidated statements of income.

STOCK-BASED COMPENSATION

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 Stock Incentive Plan provides for the issuance of up to 1,500 shares of common stock. The 2005 Stock Incentive Plan, which was adopted by our board of directors on January 25, 2005 and was approved by our shareholders at the April 13, 2005 annual shareholders’ meeting, provides for the issuance of up to 1,500 shares of common stock. Options vest as specified in the plans or by the compensation committee of our board of directors and are exercisable for a period of up to ten years from the date of grant.

On October 27, 2005, the compensation committee of our board of directors approved the immediate acceleration of vesting for all unvested outstanding stock options granted under our 2005 Non-Statutory Stock Option Plan whose exercise price exceeded the closing sale price of the shares of our common stock on the last business day prior to November 30, 2005, the effective date of the acceleration. As a result, options to purchase approximately 436 shares, including options to purchase approximately 260 shares held by our executive officers, became immediately exercisable.

The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of income upon effectiveness of SFAS 123R. As a result of the acceleration, stock option expense will be reduced by approximately $10,500, $6,700 net of tax, over the next four fiscal years.

For SFAS 123 purposes, as amended by SFAS 148 “Accounting for Stock Based Compensation - Transition and disclosure - an amendment of FASB No. 123,” the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in fiscal 2005, 2004 and 2003: expected dividend yield of 0%, expected volatility of 55%, 58% and 60%, respectively, risk-free interest rates of 4.49%, 4.35% and 4.33%, respectively, and expected lives of approximately six, five and six years in fiscal 2005, 2004 and 2003, respectively.

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for fiscal 2005, 2004 and 2003 as indicated below:

	2005	2004	2003
		as adjusted(1)	as adjusted(1)
Net income (loss):
As reported	$36,047	$1,451	$23,347
Recognized stock-based compensation costs, net	—	—	—
Fair value method compensation costs, net	(10,005)	(4,465)	(2,879)
Pro forma	$26,042	$(3,014)	$20,468
Net income (loss) per share, basic:
As reported	$1.83	$.07	$1.23
Pro forma	$1.33	$(.16)	$1.08
Net income (loss) per share, diluted:
As reported	$1.77	$.07	$1.19
Pro forma	$1.28	$(.15)	$1.04

(1) Net income for fiscal 2004 and 2003 has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO method to the FIFO method adopted in fiscal 2005.

RECLASSIFICATIONS AND ADJUSTMENTS

Certain prior year amounts have been reclassified to conform to the current period’s presentation. In addition, all financial information presented has been adjusted to reflect retroactively the change, during the fourth quarter of 2005, in method of determining the cost of our domestic inventory from the LIFO method to the FIFO method. Since the annual adjustment to the LIFO allowance has been insignificant in previous years, we have determined that the effect of this change was not material to prior quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), which supersedes Interpretation No. 46, “Consolidation of Variable Interest Entities” issued in January 2003. FIN 46R requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE created before February 1, 2003, FIN 46R applies in the first fiscal year or interim period beginning after March 15, 2004, our third fiscal quarter beginning June 1, 2004. Application of FIN 46R is also required in financial statements that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. The adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operation, although it will have no impact on our overall financial position. We are currently evaluating the impact of this standard, but we estimate the impact of applying the various provisions of SFAS 123R will result in an expense, net of tax, of approximately $2,100 during fiscal 2006 if all current unvested stock options vest on the scheduled dates and the assumptions in the Black-Scholes model remain the same. Had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of proforma net income and earnings per share in Note 2, stock-based compensation. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations. This statement is effective for our fiscal year that begins December 1, 2005.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on our financial position, results of operations or cash flows.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

       In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. We have not completed the process of evaluating the impact that will result from adopting this statement and are therefore unable to disclose the impact that adopting FSP 109-1 will have on our financial position and results of operations.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have described the impact of FSP 109-2 on our financial statements in note 7, Income Taxes.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”).  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or consolidated financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)”. FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP is effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP is effective immediately.

(3) SHAREHOLDERS' EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2005, 2004 and 2003, respectively:
	For the year ended November 30,
	2005	2004	2003
		as adjusted(1)	as adjusted(1)

NET INCOME:	$36,047	$1,451	$23,347

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,652	19,379	18,925
Issued upon assumed exercise of outstanding stock options	684	786	651
Effect of issuance of restricted common shares	30	60	56
Weighted average and potential dilutive outstanding (2)	20,366	20,225	19,632

NET INCOME PER COMMON SHARE:

Basic	$1.83	$.07	$1.23

Diluted	$1.77	$.07	$1.19

(1) The computation of earnings per share for fiscal 2004 and fiscal 2003 has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

(2) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows:  267 shares in fiscal 2005, 303 shares in fiscal 2004 and 104 shares in fiscal 2003.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in Note 2. A summary of the activity of stock options during fiscal 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	2,032	$15.38	2,444	$9.72	1,913	$7.05
Granted	548	41.99	545	28.33	816	14.58
Exercised	(635)	10.51	(839)	7.33	(273)	5.70
Cancelled	(192)	27.85	(118)	15.22	(12)	4.94

Outstanding at end of year	1,753	$23.94	2,032	$15.38	2,444	$9.72

Options exercisable at year-end	989	$25.93	418	$9.99	579	$7.15

Weighted average fair value of options granted		$19.73		$13.86		$7.95

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2005 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable

$ 2.44 - $ 4.25	25	$4.14	1.16	25	$4.14
$ 4.66 - $ 6.54	179	4.99	5.41	179	4.99
$ 6.88 - $ 7.81	25	7.19	3.90	25	7.19
$ 8.44 - $11.72	33	8.69	6.26	6	8.63
$13.55 - $14.38	22	13.74	6.41	13	13.55
$14.45 - $15.75	530	14.51	7.36	185	14.50
$15.86 - $19.53	23	18.78	5.83	13	18.91
$20.48 - $26.58	33	23.05	7.56	12	21.63
$27.25 - $34.63	422	28.65	8.42	80	28.37
$37.05 - $43.78	461	41.70	6.51	451	41.65
Total	1,753	23.94	7.01	989	25.93

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors. At November 30, 2005 and 2004, no shares of any series of preferred stock were issued and outstanding.

STOCK BUYBACK

In January 2005, 2004 and 2003, the board of directors increased to $30,000, $20,000 and $10,000, respectively, the total authorization to repurchase our common stock under the buyback program. A total of $17,250 remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30,000. Under these authorizations, 360.0 shares at a cost of $5,351 were repurchased in fiscal 2003, 190.7 shares at a cost of $5,034 were repurchased in fiscal 2004 and 882.3 shares at a cost of $34,084 were repurchased in fiscal 2005. The repurchased shares were retired and returned to unissued. In October 2005, our board of directors increased the total buyback authorization back to $30,000, which became effective on November 29, 2005 upon consummation of the Amended Revolving Credit Facility. As of November 30, 2005, $30,000 was available for share repurchases under the board of directors’ current authorization; however, we are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued.

SHAREHOLDER RIGHTS PLAN

On January 26, 2000, our board of directors adopted a shareholder rights plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000. As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock. If the rights are triggered, the resulting issued shares would be included in the calculation of diluted earnings per share. The rights will expire on February 11, 2010. As of November 30, 2005, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

RESTRICTED STOCK ISSUANCE

We issued 50, 70 and 69 restricted shares of common stock to certain employees in fiscal 2005, 2004 and 2003, respectively. The market value of these shares on the dates of issuance was $1,769, $1,399 and $1,000 in fiscal 2005, 2004 and 2003, respectively. These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense. Amortization was $825, $1,071 and $655 in fiscal 2005, 2004 and 2003, respectively, with the unamortized value of $1,818 and $2,386 being included as a component of shareholders’ equity in the November 30, 2005 and 2004 consolidated balance sheets, respectively. The shares issued in fiscal 2005, 2004 and 2003 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan.

Effective September 1, 2005, our former president and chief operating officer, A. Alexander Taylor II, resigned his positions with the Company, after which Robert E. Bosworth assumed responsibility for both positions. In connection with such resignation, Mr. Taylor and the Company entered into a separation agreement, which, among other things, included accelerated removal of restrictions on a portion of his restricted stock, which resulted in a $1,360 non-cash charge.

(4) PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

With our adoption of SFAS 142 in fiscal 2001, we obtained independent appraisals to determine the fair values of our intangible assets and compared their fair values with their carrying values to determine the write-down of $8,877, net of income tax benefit of $5,440, or $.46 per diluted share in fiscal 2002. These charges related to our Sunsource product line, which experienced a decline in sales volume since its initial purchase in 1997, and to a lesser degree, our Dexatrim product line, which discontinued the marketing of one of its products in November 2000.

As a result of a decline in sales and reforecasted expected future cash flows in the fourth quarter of fiscal 2004, we reperformed the impairment test as prescribed by SFAS 142 and determined that a revaluation was required for our Dexatrim product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20,000, which is included in our consolidated statement of income for fiscal 2004. During fiscal 2005 and fiscal 2003, we performed impairment testing of our intangible assets as prescribed by SFAS 142. The valuations indicated no impairment. The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $205,983 and $224,797 as of November 30, 2005 and November 30, 2004, respectively.

The gross carrying amount of intangible assets subject to amortization at both November 30, 2005 and November 30, 2004, which consist primarily of non-compete agreements, was $2,139 and $2,400, respectively. The related accumulated amortization of these intangible assets at November 30, 2005 and November 30, 2004, was $1,735 and $1,637, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $251, $294 and $340 for fiscal 2005, 2004 and 2003, respectively. Estimated annual amortization expense for these assets for fiscal 2006, 2007, 2008, 2009 and 2010 is $290, $123, $40, $20 and $0, respectively. Royalty expense related to other purchased product rights for fiscal 2005, 2004 and 2003 was $112, $107 and $128, respectively. Amortization and royalty expense are included in advertising and promotion expense in the Consolidated Statements of Income.

(5) LONG-TERM DEBT

Long-term debt consisted of the following as of November 30, 2005 and 2004:

	2005	2004
Amended Revolving Credit Facility due 2010 at a variable rate of 7.00% and 5.50% as of November 30, 2005 and 2004, respectively	$—	$—
Floating Rate Senior Notes due 2010
at a variable rate of 6.87% and 4.78% as of November 30, 2005 and 2004, respectively	75,000	75,000
7.0% Senior Subordinated Notes due 2014	107,500	125,000
Total long-term debt	182,500	200,000
Less: current maturities	37,000	—
Total long-term debt, net of current maturities	$145,500	$200,000

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enables us to borrow up to a total of $50,000 under the Revolving Credit Facility. On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock and improved our borrowing rate under the facility. Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2005, no amounts have been borrowed under the Amended Revolving Credit Facility, and the variable rate was 7.0%. Borrowings under our Amended Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Amended Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On February 17, 2006, we had $38,000 of borrowings outstanding under our Amended Revolving Credit Facility.

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

On February 10, 2004, we commenced a cash tender offer and consent solicitation for the $204,538 outstanding principal amount of our 8.875% Senior Subordinated Notes due 2008 (the “8.875% Subordinated Notes”). The consent solicitation expired on February 24, 2004, and a total of approximately $174,530, or approximately 85.3% of the 8.875% Subordinated Notes, were tendered and accepted for payment on February 26, 2004. The remaining principal outstanding, call premium, accrued interest and interest to call date amounting to $32,227 was placed in escrow with the indenture trustee to fund the purchase of additional 8.875% Subordinated Notes tendered prior to March 9, 2004, the expiration date of the tender offer, and the redemption of the remaining 8.875% Subordinated Notes not tendered. The remaining 8.875% Subordinated Notes not tendered in such offer were called in accordance with their terms on April 1, 2004 at a redemption price of 102.9583% of their aggregate principal amount. On April 1, 2004, the remaining amount held in escrow was released for payment and all outstanding 8.875% Subordinated Notes were redeemed.

The completion of our refinancing of the Revolving Credit Facility in February 2004 and purchase of approximately $174,530 of our 8.875% Subordinated Notes that were tendered on February 26, 2004 resulted in a loss on early extinguishment of debt of $11,309 in the first quarter of fiscal 2004. In the second quarter of fiscal 2004, we recorded a loss on early extinguishment of debt of $1,649 related to the redemption of the remaining $30,008 of our 8.875% Subordinated Notes.

Also on February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of the 7.0% Subordinated Notes, the proceeds of which were used to purchase our 8.875% Subordinated Notes and refinance the Credit Facility as discussed above.

During the second quarter of fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt, including related expenses of $744. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

The Floating Rate Senior Notes bear interest at a three-month LIBOR plus 3.00% per year (6.87% as of November 30, 2005). Interest payments are due quarterly in arrears commencing on June 1, 2004. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $380 is included in prepaid expenses and other current assets, and the long-term portion of $700 is included in other noncurrent assets. During fiscal 2005, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $233, net of tax, was recorded to other comprehensive income. Also as of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of the Floating Rate Senior Notes, resulting in a loss of $60, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective as of November 30, 2005. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries are guarantors of the Floating Rate Senior Notes. The guarantees of the Floating Rate Senior Notes are unsecured senior obligations of the guarantors and rank equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Senior Notes effectively rank junior to any secured debt of the guarantors, including the guarantors’ guarantee of our indebtedness under the Amended Revolving Credit Facility.

On November 30, 2005, we called our $75,000 of Floating Rate Senior Notes for full redemption on December 30, 2005. On December 30, 2005, we fully redeemed our $75,000 of Floating Rate Senior Notes at a price of 102% of par plus accrued interest to December 30, 2005. We utilized borrowings of $38,000 under our Amended Revolving Credit Facility and $38,948 of our cash on hand to fund the redemption of the Notes. As a result of the redemption, a loss on early extinguishment of debt of approximately $2,880 will be recorded in the first quarter of fiscal 2006. As of February 17, 2006, our borrowing capacity under the Amended Revolving Credit Facility was $62,000.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears on March 1 and September 1, commencing on September 1, 2004. Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes. The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors. At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2009 at 103.500%, March 1, 2010 at 102.333%, March 1, 2011 at 101.167% and March 1, 2012 and thereafter at 100.000%. At any time prior to March 1, 2007, we may redeem up to 35% of the aggregate principal amount of the 7.0% Subordinated Notes (including any additional 7.0% Subordinated Notes) at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption rate, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of the 7.0% Subordinated Notes remains outstanding immediately after the occurrence of such redemption (excluding the 7.0% Subordinated Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

The indenture governing the 7.0% Subordinated Notes, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in our restricted subsidiaries, (vi) restrict dividends or other payments from restricted subsidiaries, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies. In addition, if we experience specific kinds of changes in control, we must offer to purchase the 7.0% Subordinated Notes at 101.0% of their principal amount plus accrued and unpaid interest.

The future maturities of long-term debt outstanding as of November 30, 2005 are as follows:

2006	$37,000
2007	—
2008	—
2009	—
2010	38,000
Thereafter	107,500
$182,500

Cash interest payments during 2005, 2004 and 2003 were $12,791, $14,092 and $19,043.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated elsewhere in the Notes to the Consolidated Financial Statements, the carrying value of our financial instruments approximates fair value.

At November 30, 2005, the estimated fair value of the Floating Rate Senior Notes exceeded their carrying value by approximately $750 based on last trade date of November 22, 2005 as reported by Bank of America. The carrying value of the 7.0% Subordinated Notes exceeded their estimated fair market value by approximately $5,945. The fair value was estimated based on quoted market prices for the same or similar issues.

(7) INCOME TAXES

The provision for income taxes includes the following components for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Current:		as adjusted(1)	as adjusted(1)
Federal	$12,710	$2,916	$4,030
State	359	14	667
Deferred	3,894	(2,227)	7,549
	$16,963	$703	$12,246

(1) Income taxes for fiscal 2004 and 2003 have been adjusted to reflect retroactively the tax effect of the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

As of November 30, 2005, we had a foreign tax credit of $1,853, which will expire over ten years in fiscal 2009 through 2014, and state net operating loss carry forwards of $25,220, which will begin to expire in 2017 through 2020 if unused. In fiscal 2005, 2004 and 2003 income tax benefits of $5,839, $5,568 and $1,259, respectively, attributable to employee stock option transactions were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Allowances and accruals	$1,511	$3,695
Inventory reserve	166	121
Accrued promotional expenses	—	442
Allowance for product returns	651	181
State net operating loss carryforwards	836	610
Accrued postretirement health care benefits	671	639
Other	2,422	1,909
Gross deferred tax assets	6,257	7,597
Valuation allowance	—	(610)
Net deferred tax assets	6,257	6,987
Deferred tax liabilities:
Depreciation and amortization	29,402	26,325
Prepaid advertising	751	421
Inventory	—	181
Other	1,362	1,484
Gross deferred tax liabilities	31,515	28,411
Net deferred liability	$25,258	$21,424

The deferred provision for income taxes excludes the tax effect of the interest rate cap adjustment of $131 and $178, the foreign currency translation adjustment of $191 and $448 and the minimum pension liability adjustment of $0 and $922, each for fiscal 2005 and 2004, respectively, all of which are included in the consolidated statements of shareholders’ equity.

In fiscal 2004, we recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of state net operating losses. We evaluate quarterly the realizability of our deferred assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. In fiscal 2005, we released the valuation allowance due to our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes and change in accounting principle by the United States statutory rate for fiscal 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
		as adjusted(1)	as adjusted(1)
Expected federal tax provision	$18,544	$751	$12,457
State income taxes, net of federal income tax benefit	424	29	433
Foreign permanently reinvested	—	(643)	—
Reversal of valuation allowance	(610)	—	—
Other, net	(1,395)	566	(644)
	$16,963	$703	$12,246

(1) Income taxes for fiscal 2004 and 2003 have been adjusted to reflect retroactively the tax effect of the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Undistributed earnings of Chattem (Canada), a wholly-owned subsidiary, during fiscal 2004 amounted to approximately $1,788. These earnings were considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes was provided thereon. During fiscal 2005, pursuant to the provisions of the American Jobs Creation Act of 2004, we adopted a domestic reinvestment plan for purposes of facilitating the repatriation of dividends from our Canadian affiliates. Upon distribution of fiscal 2004 and 2005 earnings, we were subject to U.S. income taxes of $213. The majority of the cash distribution was treated as an extraordinary dividend and qualified for the 85 percent dividend received deduction.

Income taxes paid in fiscal 2005, 2004 and 2003 were $ 6,733, $323, and $4,345, respectively. We received income tax refunds of $97, $2,554, and $434 during fiscal 2005, 2004 and 2003, respectively.

(8) SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2005 and 2004:

	2005	2004
		as adjusted (1)
Raw materials and work in process	$12,388	$10,729
Finished goods	11,243	12,395
Total inventories	$23,631	$23,124

International inventories included above were $3,009 and $1,989 at November 30, 2005 and 2004, respectively.

(1) Inventories for fiscal 2004 have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Property, plant and equipment consisted of the following at November 30, 2005 and 2004:

	2005	2004
Land	$1,046	$886
Buildings and improvements	9,727	8,557
Machinery and equipment	53,500	50,421
Construction in progress	2,288	2,944
Total property, plant and equipment	66,561	62,808
Less - accumulated depreciation	(37,307)	(34,043)
Property, plant and equipment, net	$29,254	$28,765

Accrued liabilities consisted of the following at November 30, 2005 and 2004:

	2005	2004
Interest	$3,201	$3,152
Salaries, wages and commissions	5,991	4,886
Product advertising and promotion	2,589	3,750
Litigation settlements and legal fees	2,212	10,046
Other	2,334	1,929
Total accrued liabilities	$16,327	$23,763

(9) ACQUISITION AND SALE OF BRANDS

In March 2002, we acquired worldwide rights (except in India) to manufacture, sell and market Selsun Blue, which is marketed internationally as Selsun, plus related intellectual property and certain manufacturing equipment from Abbott Laboratories (“Abbott”). Abbott, or manufacturers under contract to Abbott, manufactured Selsun Blue for us domestically until June 2003 and internationally until the end of March 2004. We entered into an amendment to the manufacturing agreement with Abbott under which Abbott continued to manufacture Selsun for us for the European, Middle East and several Latin American markets until at agreed upon rates, which varied by market. This agreement ended, as scheduled, in July 2005. Abbott also continues to serve as our distributor for Selsun in certain foreign countries under separate distribution agreements. All of our North American Selsun Blue product lines are presently being manufactured at our Chattanooga facilities. During a transition period which ended March 28, 2004, Abbott also marketed, sold and distributed Selsun products for us in certain foreign countries until we could satisfy various foreign regulatory requirements, new distributors were in place and any applicable marketing permits were transferred. During the transition period, Abbott paid us an initial royalty equal to 28% of international sales of Selsun in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements were satisfied prior to our assumption of sales and marketing responsibility in such countries. During the transition period, Abbott paid all costs and expenses related to the manufacture, marketing and sales of Selsun in these countries. As we assumed responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminated. We then recorded these international sales directly as well as the costs and expenses associated with these sales. Abbott has agreed to extend the transition beyond March 28, 2004 in several countries where we are still awaiting regulatory approval of the transfer. In certain international markets, we sell Selsun through a distributor and receive a royalty based on a percentage of distributor sales. In the first quarter of fiscal 2005, we sold our Selsun business in certain countries in Africa and Asia to The Mentholatum Company, Inc. We maintain our rights to Selsun elsewhere in the world (except India).

On November 30, 2005, we sold the pHisoderm line of skin care products to The Mentholatum Company, Inc. for a purchase price of $8,500 plus inventories of approximately $1,100. As a result of this transaction, we recorded a loss on product divestures of $8,678 in the fourth quarter of fiscal 2005.

(10) RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at November 30, 2005 and 2004 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000. In fiscal 2004, a curtailment loss of $88 resulted from benefits paid exceeding interest costs.

Net periodic pension cost for fiscal 2005, 2004 and 2003 comprised the following components:
	2005	2004	2003
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	622	609	606
Actual return on plan assets	(858)	(2,626)	(629)
Net amortization and deferral	28	2,038	(142)
Curtailment loss	—	88	—
Net pension cost (benefit)	$(208)	$109	$(165)

The change in the projected benefit obligation, which equals the accumulated benefit obligation at the end of the year for frozen plans, resulted from the following components for fiscal 2005 and 2004:
	2005	2004
Projected benefit obligation, beginning of year	$10,998	$10,236
Interest cost	622	609
Actuarial loss	—	830
Benefits paid	(501)	(802)
Settlements	—	125
Projected benefit obligation, end of year	$11,119	$10,998

The change in Plan assets resulted from the following components for fiscal 2005 and 2004:
	2005	2004
Fair value of plan assets, beginning of year	$11,020	$9,196
Actual return on plan assets	1,045	2,626
Employer contribution	—	—
Benefits paid	(501)	(802)
Fair value of plan assets, end of year	$11,564	$11,020

The following table sets forth the funded status of the Plan as of November 30, 2005 and 2004:

	2005	2004
Plan assets at fair market value	$11,564	$11,020
Projected benefit obligation	11,119	10,998
Funded status	445	22
Unrecognized net loss	1,176	1,391
Prepaid pension costs	1,621	1,413
Net pension asset (liability) recognized in balance sheets at end of year	$1,621	$1,413

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.75% in fiscal 2005 and 2004, respectively. The expected long-term rate of return on plan assets was 8% in fiscal 2005 and 2004, respectively. The Plan’s long-term return on assets is based on the weighted-average of the Plan’s invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

Our existing investment policy of the Plan recognizes that the most significant decision to affect the ability to meet the investment objectives is the asset allocation decision. Therefore, based on the investment objectives and our risk tolerances, the investment policy defines the following asset mix range:

Asset Class	Range
Corporate & Government Bonds	40.0 - 70.0%
Equities	40.0 - 70.0%

In addition, the existing investment policy requires a performance review annually. The weighted-average asset allocations at November 30, 2005 and 2004 by asset class are as follows:

	Plan Assets at November 30,
Asset Class	2005	2004
Mutual funds	93%	—%
Equity securities	6	70
Debt securities	—	26
Money Market	1	4
Total	100%	100%

As of November 30, 2005, we had 20 shares of our common stock in the Plan with a fair value of $635.

Using the Ibbotson data, the estimated weighted-average asset returns would be 8.4% according to investment policy asset mix. The weighted-average asset returns based on current asset mix (assuming equities are all in large cap) are 8.44% for fiscal 2005 and 8.71% for fiscal 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Benefit Payment
2006	$575
2007	600
2008	650
2009	625
2010	600
2011-2015	$2,750

No employer contributions are expected to be required to be paid in fiscal 2006.

We have a defined contribution plan covering substantially all employees. Eligible participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on the first 6% of compensation contributed by participants. The defined contribution plan expense was $235, $223 and $206 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2001, we enhanced our savings investment plan to include an additional 3% employer contribution made on behalf of eligible participants. This additional employer contribution was $751, $698 and $672 in fiscal 2005, 2004 and 2003, respectively.

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

Net periodic postretirement health care benefits cost for fiscal 2005, 2004 and 2003 included the following components:

	2005	2004	2003
Service cost	$72	$63	$58
Interest cost on accumulated postretirement benefit obligation	82	80	80
Amortization of prior service cost	15	15	15
Amortization of net gain	(17)	(30)	(31)
Net periodic postretirement benefits cost	$152	$128	$122

The change in the accumulated benefit obligation resulted from the following components for fiscal 2005 and 2004:

	2005	2004
Accumulated benefit obligation, beginning of year	$1,488	$1,316
Service cost	72	63
Interest cost	82	80
Actuarial loss	(13)	70
Benefits paid	(63)	(41)
Accumulated benefit obligation, end of year	$1,566	$1,488

The following table sets forth the funded status of the plan at November 30, 2005 and 2004:

	2005	2004
Accumulated benefit obligation	$1,566	$1,488
Fair value of plan assets	—	—
Funded status	(1,566)	(1,488)
Unrecognized prior service cost	69	84
Unrecognized actuarial gain	(368)	(372)
Accrued postretirement benefits cost	$(1,865)	$(1,776)

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% at November 30, 2005 and 2004, respectively.

For measurement purposes in fiscal 2005 and 2004, the trend rate was assumed to be 12% decreasing 1% per year to an ultimate level of 5% by fiscal 2011. Due to premium caps in place which limit our expense, a 1% increase in the assumed health care cost trend rate would not affect the accumulated postretirement benefit obligation as of November 30, 2005 or the aggregate of the service and interest cost components of the net annual postretirement benefit cost for the year ended November 30, 2005.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid. Benefit payments are shown net of employee contributions:

Estimated Benefit Payment
2006	$73
2007	75
2008	81
2009	85
2010	85
2011-2015	477

Employer contributions expected for fiscal 2006 are approximately $73.

(12) PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment - OTC health care. This segment includes topical analgesics, medicated skin care, dietary supplement, medicated dandruff shampoo and other OTC products.

Geographical segment information is as follows for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
Domestic	$252,436	$234,003	$209,874
International (1)	26,882	24,152	23,875
Total	$279,318	$258,155	$233,749

Long-Lived Assets (2)
Domestic	$235,099	$254,059	$274,217
International	542	266	352
Total	$235,641	$254,325	$274,569

(1) International sales include export sales from United States operations and royalties from international sales of Selsun. These royalties were $178, $621 and $1,222 for fiscal 2005, 2004 and 2003, respectively.

(2) Consists of book value of property, plant, equipment, trademarks and other product rights.

Net sales of our domestic product categories within our single healthcare business segment are as follows for fiscal 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
Topical analgesics	$89,539	$76,300	$58,594
Medicated skin care products	62,458	60,495	56,528
Dietary supplements	33,828	33,011	37,420
Medicated dandruff shampoos	34,880	31,309	28,351
Other OTC and toiletry products	31,731	32,888	28,981
Total	$252,436	$234,003	$209,874

(13) COMMITMENTS AND CONTINGENCIES

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

On April 13, 2004, we entered into a class action settlement agreement with representatives of the plaintiffs’ settlement class, which provided for a national class action settlement of all Dexatrim PPA claims. On November 12, 2004, Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington entered a final order and judgment certifying the class and granting approval of the Dexatrim PPA settlement. After the final judgment was entered, two parties who had objected to the settlement filed appeals challenging and seeking to set aside the final judgment. Both of these appeals have now been dismissed.

The Dexatrim PPA settlement includes claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-

stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants have either withdrawn their claims or cannot be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled nine of the opt out claims. The five remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of February 17, 2006, two of the five remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

We previously reached an agreement with Kemper Indemnity Insurance Company ("Kemper") to settle its lawsuit that sought to rescind our policy for $50,000 of excess coverage for product liability claims. After giving effect to the settlement with Kemper, we have available for the claims against us related to the PPA litigation, through our first three layers of insurance coverage, approximately $60,885 of the $77,000 of product liability coverage provided by these insurance policies. The $60,885 of available coverage consists of $37,500 of insurance under the Kemper policy and approximately $23,385 under policies with two other insurance companies. In accordance with the terms of the class action settlement agreement, this $60,885 of coverage has been funded into a settlement trust. In addition, on July 14, 2004, we entered into a settlement agreement with Sidmak Laboratories, Inc. (“Sidmak”), the manufacturer of Dexatrim products containing PPA, pursuant to which Sidmak has contributed $10,000 into the settlement trust. We have also entered into a settlement agreement with Interstate Fire & Casualty Company (“Interstate”) with regard to its $25,000 of coverage in excess of the insurance funds available in the settlement trust.

During the fourth quarter of fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56,000. As indicated above, a total of $70,885 has been funded into a settlement trust by our insurers and Sidmak and is available to pay claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper and Sidmak. We currently expect that after all claims and expenses of the settlement trust have been paid, we could recover up to approximately $8,500 from the settlement trust. If realized, this potential recovery is estimated to occur in the first half of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the fourth quarter of fiscal 2005, we incurred and recorded $315 of legal expenses related to the Dexatrim litigation.

We are also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. In these lawsuits, we are being defended on the basis of indemnification obligations assumed by The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. Accordingly, it is uncertain whether DELACO will be able to indemnify us for claims arising from products manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. However, DELACO is seeking to resolve all Dexatrim cases with injury dates prior to December 21, 1998 as part of a liquidating Chapter 11 bankruptcy plan. We understand that DELACO’s product liability insurance carriers and other sources are expected to fund this plan. We have filed a claim in DELACO’s bankruptcy case in order to preserve our claims for indemnification against DELACO.

In order to resolve DELACO’s indemnity obligations to us, we have entered into a settlement agreement with DELACO dated June 30, 2005 (“the DELACO Agreement”). Pursuant to the DELACO Agreement, we will assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998, and will hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan will pay us $8,750 and will assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. Upon the effective date of the bankruptcy plan, we expect that the plan will release us from all liability from holders of Dexatrim claims with injury dates prior to December 21,1998, whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust, which we expect to come into existence and be funded prior to the effective date of the DELACO bankruptcy plan. This payment and the channeling injunction and release described above will conclusively compromise and settle our previously filed claim in the DELACO bankruptcy case. The DELACO Agreement was approved by the bankruptcy court on July 28, 2005 in the DELACO bankruptcy. The DELACO Agreement and our receipt of $8,750 from the DELACO settlement trust is conditioned upon final confirmation and approval of the DELACO bankruptcy plan, and funding of the DELACO settlement trust by the insurance companies and other parties obligated to fund the trust.  At the confirmation hearing on February 15, 2006, the bankruptcy court indicated that it would enter an order confirming the DELACO bankruptcy plan. Absent any appeals being filed, the order confirming the plan would become final ten days after the bankruptcy court enters the order. Substantial funding of the DELACO settlement trust is due to occur on or before March 13, 2006. Counsel for DELACO announced at the confirmation hearing that the effective date of the plan is anticipated to be March 13, 2006. On the effective date, we will be released from all liability from holders of Dexatrim claims with injury dates prior to December 21, 1998, and if the settlement trust is funded as anticipated, we expect to receive a payment of $8,750 before the end of March 2006.

Our product liability insurance, as described above, would not apply to claims arising from products manufactured and sold prior to our acquisition of Dexatrim. If the DELACO bankruptcy plan does not resolve these cases as we expect, we will also seek to defend ourselves in these lawsuits on the basis that we did not manufacture and sell products containing PPA prior to December 21, 1998. In the approximately 206 cases that have been filed against us for products manufactured and sold prior to December 21, 1998, approximately half of the plaintiffs are in cases filed in states that we believe do not under current law impose liability upon a successor. The remaining plaintiffs are in cases filed in states that may in some circumstances permit liability against a successor. Even in these cases, although there can be no assurances, we do not believe that successor liability would be imposed against us. The reasons for our belief, among others, are that we did not purchase all of DELACO’s assets and DELACO continued to operate its remaining business after December 21, 1998; we did not cause DELACO’s bankruptcy; and many plaintiffs included in cases filed in states that in some circumstances impose successor liability are actually residents of other states. If the DELACO bankruptcy plan is confirmed with the terms required by the DELACO Agreement, we will be released from potential liability in these cases.

We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including Dexatrim products containing ephedrine. For the current policy period, we are insured for product liability insurance for all of our other products, including Dexatrim products containing ephedrine, for up to $20,000 through our captive insurance subsidiary, of which approximately $5,545 is funded as of February 17, 2006. We also have $30,000 of excess coverage through third party insurers. We are currently defending two lawsuits related to Dexatrim containing ephedrine.

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

We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004. The lawsuit seeks certification of classes consisting of residents of the United States, or residents of the State of California, who have purchased our Bullfrog sun care products during the past four years. The lawsuit seeks injunctive relief and compensatory damages under the California Business and Professions Code against us arising out of alleged deceptive, untrue or misleading advertising, and breach of warranty, in connection with the manufacturing, labeling, advertising, promotion and sale of Bullfrog products. The plaintiff has stipulated that the amount in controversy with respect to plaintiff’s individual claim and each member of the proposed class does not exceed $75. We filed an answer on June 28, 2004 and are vigorously defending the lawsuit.

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

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits in addition to those we currently have being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine. In April 2005, a Utah federal court called into question the 2004 final rule. The court decision is being appealed and may have an effect on the FDA’s enforcement of the ephedrine alkaloid final rule.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol. In February 2006, we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body patch containing 0.025% capsaicin. All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final. For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap, Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted.

We have responded to certain questions with respect to efficacy received from the FDA in connection with clinical studies for pyrilamine maleate, one of the active ingredients used in certain of the Pamprin and Prēmsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate were not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either Pamprin or Prēmsyn PMS, as brands, will be materially affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, we have formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs.

In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs (“NSAID’s”) for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx®, Bextra®, and Celebrex®. In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID’s. Well-known OTC NSAID’s such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s, were affected by this regulatory action. Manufacturers of OTC NSAID’s were asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our Pamprin All Day product, which contains naproxen sodium, is subject to these new labeling requirements. Pamprin All Day is manufactured for us by The Perrigo Company (“Perrigo”), holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo has made the mandated labeling changes within the time frame required by the FDA. Product with revised labeling compliant with new FDA regulations is being shipped in February, 2006. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in Pamprin and Prēmsyn PMS. We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. The FDA will address this issue in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure, that will cause the industry to relabel its analgesic products to better inform consumers of concomitant use.

During the finalization of the monograph on sunscreen products the FDA chose to hold in abeyance specific requirements relating to the characterization of a product’s ability to reduce UVA radiation. A final ruling on this matter would be expected to result in new UVA testing requirements and subsequent labeling changes related to sun protection factor, or SPF, ratings, and other labeling claims. We expect that the FDA may take action on this matter within the next six months. If implemented, the final rules would likely result in new testing requirements and revised labeling of our Bullfrog product line, and all of our competitors’ products in the suncare category, within one year after issuance of the final rules.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought, in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state’s list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titanium dioxide presents “no significant risk” to consumers.

LEASES AND ENDORSEMENTS

The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2005 are as follows:

2006	$1,470
2007	632
2008	558
2009	400
2010	188
Thereafter	548
$3,796

Rental expense was $2,135, $1,960, and $1,676 for fiscal 2005, 2004 and 2003, respectively.

The minimum commitments under noncancelable endorsement contracts related to our advertising in effect at November 30, 2005 are as follows:

2006	$1,500
2007	1,675
2008	1,550
2009	800
$5,525

We have entered into a supply agreement for the supply of selenium sulfide, the active ingredient in Selsun Blue, which will expire in December 2008 with an automatic renewal for successive one year terms unless written termination notice is given six months prior to the end of the term or any renewal term by either party. In addition, we have also entered into a supply agreement for the supply of Selsun Blue bottles with a minimum quantity to be purchased over the life of the agreement, which will expire on August 31, 2006. As of November 30, 2005, our remaining purchase commitment obligations based on the last price paid are approximately $1,495, $1,242 and $1,242 for our 2006, 2007 and 2008 fiscal years, respectively.

(14) CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of November 30, 2005 arose in conjunction with Chattem’s issuance of the Revolving Credit Facility, the Floating Rate Senior Notes and the 7.0% Subordinated Notes (See Note 5). The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2005 is $182,500.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2005
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,647	$1,982	$8,698	$—	$47,327
Accounts receivable, less allowances of $2,338	29,220	11,181	4,452	(11,181)	33,672
Other receivables	9,600	—	—	—	9,600
Interest receivable	17	625	—	(642)	—
Inventories	18,192	2,429	3,010	—	23,631
Refundable income taxes	1,207	—	—	—	1,207
Deferred income taxes	2,478	—	—	—	2,478
Prepaid expenses and other current assets	4,241	—	1,285	(420)	5,106
Total current assets	101,602	16,217	17,445	(12,243)	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	27,937	775	542	—	29,254

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	404	268,273	—	(62,290)	206,387
Debt issuance costs, net	4,297	—	—	—	4,297
Investment in subsidiaries	276,987	33,000	66,860	(376,847)	—
Note receivable	—	33,000	—	(33,000)	—
Other	5,334	—	—	—	5,334
Total other noncurrent assets	287,022	334,273	66,860	(472,137)	216,018

TOTAL ASSETS	$416,561	$351,265	$84,847	$(484,380)	$368,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$37,000	$—	$—	$—	$37,000
Accounts payable and other	14,841	—	2,397	—	17,238
Accrued liabilities	21,432	969	6,169	(12,243)	16,327
Total current liabilities	73,273	969	8,566	(12,243)	70,565

LONG-TERM DEBT, less current maturities	145,500	—	33,000	(33,000)	145,500

DEFERRED INCOME TAXES	(795)	28,531	—	—	27,736

OTHER NONCURRENT LIABILITIES	1,865	—	—	—	1,865

INTERCOMPANY ACCOUNTS	74,088	(75,941)	1,853	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 19,668	63,876	—	—	—	63,876
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	60,853	68,001	1,582	(69,583)	60,853
Total	124,729	397,706	41,385	(439,091)	124,729
Unamortized value of restricted common shares issued	(1,818)	—	—	—	(1,818)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(83)	—	—	—	(83)
Foreign currency translation adjustment	(198)	—	43	(46)	(201)
Total shareholders’ equity	122,630	397,706	41,428	(439,137)	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$416,561	$351,265	$84,847	$(484,380)	$368,293

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2004
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS	as adjusted(¹)				as adjusted(¹)

CURRENT ASSETS:
Cash and cash equivalents	$28,344	$1,967	$9,882	$—	$40,193
Accounts receivable, less allowances of $1,682	26,727	8,733	5,376	(8,738)	32,098
Interest receivable	—	619	—	(619)	—
Inventories	18,115	3,020	1,989	—	23,124
Refundable income taxes	4,186	—	—	—	4,186
Deferred income taxes	4,308	—	—	—	4,308
Prepaid expenses and other current assets	3,489	—	194	—	3,683
Total current assets	85,169	14,339	17,441	(9,357)	107,592

PROPERTY, PLANT AND EQUIPMENT, NET	27,724	775	266	—	28,765

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	763	287,087	—	(62,290)	225,560
Debt issuance costs, net	5,174	—	—	—	5,174
Investment in subsidiaries	249,999	33,000	68,477	(351,476)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,681	—	870	—	5,551
Total other noncurrent assets	260,617	353,087	69,347	(446,766)	236,285

TOTAL ASSETS	$373,510	$368,201	$87,054	$(456,123)	$372,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	11,398	—	1,943	—	13,341
Accrued liabilities	27,435	1,107	4,578	(9,357)	23,763
Total current liabilities	38,833	1,107	6,521	(9,357)	37,104

LONG-TERM DEBT, less current maturities	200,000	—	33,000	(33,000)	200,000

DEFERRED INCOME TAXES	(511)	26,243	—	—	25,732

OTHER NONCURRENT LIABILITIES	1,776	—	—	—	1,776

INTERCOMPANY ACCOUNTS	25,382	(25,484)	102	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 19,882	85,949	—	—	—	85,949
Share capital of subsidiaries	—	329,705	41,100	(370,805)	—
Retained earnings	24,806	36,630	6,115	(42,745)	24,806
Total	110,755	366,335	47,215	(413,550)	110,755
Unamortized value of restricted common shares issued	(2,386)	—	—	—	(2,386)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(316)	—	—	—	(316)
Foreign currency translation adjustment	(23)	—	216	(216)	(23)
Total shareholders’ equity	108,030	366,335	47,431	(413,766)	108,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$373,510	$368,201	$87,054	$(456,123)	$372,642

(1) The consolidating balance sheet for Chattem has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$225,874	$76,405	$22,120	$(45,081)	$279,318

COSTS AND EXPENSES:
Cost of sales	63,312	8,561	10,693	(2,682)	79,884
Advertising and promotion	61,411	10,336	5,016	—	76,763
Selling, general and administrative	46,089	(180)	1,413	—	47,322
Executive severance charges	2,269	—	—	—	2,269
Litigation settlement	(4,262)	—	2,176	—	(2,086)
Loss on product divestures	8,678	—	—	—	8,678
Equity in subsidiary income	(26,838)	—	—	26,838	—
Total costs and expenses	150,659	18,717	19,298	24,156	212,830

INCOME FROM OPERATIONS	75,215	57,688	2,822	(69,237)	66,488

OTHER INCOME (EXPENSE):
Interest expense	(13,814)	—	(2,499)	2,499	(13,814)
Investment and other income, net	4,714	6,334	6,549	(16,511)	1,086
Loss on early extinguishment of debt	(750)	—	—	—	(750)
Royalties	(34,774)	(5,430)	(2,195)	42,399	—
Corporate allocations	3,196	(3,127)	(69)	—	—
Total other income (expense)	(41,428)	(2,223)	1,786	28,387	(13,478)

INCOME (LOSS) BEFORE INCOME TAXES	33,787	55,465	4,608	(40,850)	53,010

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,260)	17,749	1,474	—	16,963

NET INCOME	$36,047	$37,716	$3,134	$(40,850)	$36,047

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
	as adjusted(¹)				as adjusted(1)
TOTAL REVENUES	$209,002	$71,140	$17,863	$(39,850)	$258,155

COSTS AND EXPENSES:
Cost of sales	58,103	9,843	7,749	(2,337)	73,358
Advertising and promotion	56,904	13,593	4,432	—	74,929
Selling, general and administrative	42,889	456	824	—	44,169
Impairment of indefinite-lived intangible assets	—	20,000	—	—	20,000
Litigation settlement	13,405	—	2,431	—	15,836
Equity in subsidiary income	(13,507)	—	—	13,507	—
Total costs and expenses	157,794	43,892	15,436	11,170	228,292

INCOME FROM OPERATIONS	51,208	27,248	2,427	(51,020)	29,863

OTHER INCOME (EXPENSE):
Interest expense	(15,049)	—	(2,480)	2,480	(15,049)
Investment and other income, net	158	2,483	2,012	(4,355)	298
Loss on early extinguishment of debt	(12,958)	—	—	—	(12,958)
Royalties	(31,985)	(5,527)	—	37,512	—
Corporate allocations	3,204	(3,088)	(116)	—	—
Total other income (expense)	(56,630)	(6,132)	(584)	35,637	(27,709)

INCOME (LOSS) BEFORE INCOME TAXES	(5,422)	21,116	1,843	(15,383)	2,154

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(6,873)	6,968	608	—	703

NET INCOME	$1,451	$14,148	$1,235	$(15,383)	$1,451

(1) The consolidating statement of income for Chattem has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2003
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
	as adjusted(¹)				as adjusted(1)
TOTAL REVENUES	$177,155	$72,293	$17,952	$(33,651)	$233,749

COSTS AND EXPENSES:
Cost of sales	49,144	9,810	7,470	—	66,424
Advertising and promotion	54,652	10,497	5,473	—	70,622
Selling, general and administrative	39,258	254	1,291	—	40,803
Equity in subsidiary income	(29,980)	—	—	29,980	—
Total costs and expenses	113,074	20,561	14,234	29,980	177,849

INCOME FROM OPERATIONS	64,081	51,732	3,718	(63,631)	55,900

OTHER INCOME (EXPENSE):
Interest expense	(20,431)	—	—	—	(20,431)
Investment and other income, net	44	3	77	—	124
Royalties	(27,331)	(5,952)	(368)	33,651	—
Corporate allocations	3,735	(3,535)	(200)	—	—
Total other income (expense)	(43,983)	(9,484)	(491)	33,651	(20,307)

INCOME BEFORE INCOME TAXES	20,098	42,248	3,227	(29,980)	35,593

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,249)	14,765	730	—	12,246

NET INCOME	$23,347	$27,483	$2,497	$(29,980)	$23,347

(1) The consolidating statement of income for Chattem has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$36,047	$37,716	$3,134	$(40,850)	$36,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,115	—	—	—	6,115
Deferred income tax provision	1,606	2,288	—	—	3,894
Loss on early extinguishment of debt	750	—	—	—	750
Loss on product line divestures	8,678	—	—	—	8,678
Tax benefit realized from stock option plans	3,292	—	—	—	3,292
Stock option expense	1,360	—	—	—	1,360
Other, net	105	—	695	—	800
Equity in subsidiary income	(40,850)	—	—	40,850	—
Changes in operating assets and liabilities:
Accounts receivable	(3,142)	(2,448)	923	2,443	(2,224)
Interest receivable	(17)	—	—	17	—
Inventories	(1,028)	591	(1,020)	—	(1,457)
Refundable income taxes	2,979	—	—	—	2,979
Prepaid expenses and other current assets	(759)	—	(387)	420	(726)
Accounts payable and accrued liabilities	(3,520)	(137)	2,045	(2,880)	(4,492)
Net cash (used in) provided by operating activities	11,616	38,010	5,390	—	55,016

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,668)	—	(275)	—	(3,943)
Sales (purchases) of patents, trademarks and other product rights	3,199	—	—	—	3,199
Decrease in other assets, net	(135)	—	221	—	86
Net cash (used in) provided by investing activities	(604)	—	(54)	—	(658)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Repayments of policy loans	(1,031)	—	—	—	(1,031)
Repurchase of common shares	(34,084)	—	—	—	(34,084)
Proceeds from exercise of stock options	6,681	—	—	—	6,681
Increase in debt issuance costs	(313)	—	—	—	(313)
Debt retirement costs	(282)	—	—	—	(282)
Changes in intercompany accounts	39,974	(35,495)	(4,479)	—	—
Dividends paid	3,846	(2,500)	(1,346)	—	—
Net cash provided by (used in) financing activities	(2,709)	(37,995)	(5,825)	—	(46,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(695)	—	(695)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	8,303	15	(1,184)	—	7,134
At beginning of year	28,344	1,967	9,882	—	40,193
At end of year	$36,647	$1,982	$8,698	$—	$47,327

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
	as adjusted(¹)				as adjusted(¹)
OPERATING ACTIVITIES:
Net income	$1,451	$14,148	$1,235	$(15,383)	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,089	—	42	—	6,131
Deferred income tax provision	(1,434)	(545)	48	—	(1,931)
Loss on early extinguishment of debt	12,958	—	—	—	12,958
Impairment of indefinite-lived assets	—	20,000	—	—	20,000
Tax benefit realized from stock option plans	5,568	—	—	—	5,568
Other, net	(53)	—	(196)	—	(249)
Equity in subsidiary income	(15,383)	—	—	15,383	—
Changes in operating assets and liabilities:
Accounts receivable	(4,998)	(1,644)	(1,627)	1,649	(6,620)
Interest receivable	—	(619)	—	619	—
Inventories	(3,756)	(980)	860	—	(3,876)
Refundable income taxes	(380)	—	17	—	(363)
Prepaid expenses and other current assets	1,019	—	(52)	(1,167)	(200)
Accounts payable and accrued liabilities	9,250	479	3,213	(1,101)	11,841
Net cash provided by operating activities	10,331	30,839	3,540	—	44,710

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,390)	—	151	—	(3,239)
Purchases of patents, trademarks and other product rights	—	(7)	—	—	(7)
Increase in note receivable	—	(33,000)	—	33,000	—
Decrease in other assets, net	(2,345)	—	100	—	(2,245)
Net cash (used in) provided by investing activities	(5,735)	(33,007)	251	33,000	(5,491)

FINANCING ACTIVITIES:
Repayment of long-term debt	(212,288)	—	—	—	(212,288)
Proceeds from long-term debt	200,000	—	—	—	200,000
Proceeds from borrowing under revolver	25,000	—	—	—	25,000
Payments under revolver	(25,000)	—	—	—	(25,000)
Repurchase of common shares	(5,034)	—	—	—	(5,034)
Proceeds from exercise of stock options	6,148	—	—	—	6,148
Increase in debt issuance costs	(5,743)	—	—	—	(5,743)
Debt retirement costs	(7,861)	—	—	—	(7,861)
Premium on interest rate cap agreement	(1,375)	—	—	—	(1,375)
Changes in intercompany accounts	31,199	4,046	(35,245)	—	—
Dividends paid	—	(1,875)	1,875	—	—
Intercompany debt proceeds (payments)	—	—	33,000	(33,000)	—
Net cash provided by (used in) financing activities	5,046	2,171	(370)	(33,000)	(26,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	196	—	196

CASH AND CASH EQUIVALENTS:
Increase for the year	9,642	3	3,617	—	13,262
At beginning of year	18,702	1,964	6,265	—	26,931
At end of year	$28,344	$1,967	$9,882	$—	$40,193

(1) The consolidating statement of cash flows for Chattem has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2003
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
	as adjusted(¹)				as adjusted(¹)
OPERATING ACTIVITIES:
Net income	$23,347	$27,483	$2,497	$(29,980)	$23,347
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,427	—	157	—	6,584
Deferred income tax provision	1,650	4,979	(2)	—	6,627
Tax benefit realized from stock option plans	1,259	—	—	—	1,259
Other, net	(72)	—	6	—	(66)
Equity in subsidiary income	(29,980)	—	—	29,980	—
Changes in operating assets and liabilities:
Accounts receivable	(144)	(4,792)	339	4,792	195
Inventories	102	1,099	47	—	1,248
Refundable income taxes	(523)	—	120	—	(403)
Prepaid expenses and other current assets	(1,777)	—	(7)	1,167	(617)
Accounts payable and accrued liabilities	(1,898)	302	832	(5,959)	(6,723)
Net cash (used in) provided by operating activities	(1,609)	29,071	3,989	—	31,451

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,359)	—	(168)	—	(5,527)
Purchases of patents, trademarks and other product rights	—	(400)	—	—	(400)
Decrease in other assets, net	1,055	—	424	—	1,479
Net cash (used in) provided by investing activities	(4,304)	(400)	256	—	(4,448)

FINANCING ACTIVITIES:
Repayment of long-term debt	(12,250)	—	—	—	(12,250)
Repurchase of common shares	(5,351)	—	—	—	(5,351)
Proceeds from exercise of stock options	1,555	—	—	—	1,555
Increase in debt issuance costs	(25)	—	—	—	(25)
Changes in intercompany accounts	215,675	(215,481)	(194)	—	—
Recapitalization of affiliate loan	(200,636)	200,636	—	—	—
Redemption of preferred stock of affiliate	1,142	—	(1,142)	—	—
Dividends paid	13,000	(13,000)	—	—	—
Net cash provided by (used in) financing activities	13,110	(27,845)	(1,336)	—	(16,071)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	75	—	75

CASH AND CASH EQUIVALENTS:
Increase for the year	7,197	826	2,984	—	11,007
At beginning of year	11,505	1,138	3,281	—	15,924
At end of year	$18,702	$1,964	$6,265	$—	$26,931

(1) The consolidating statement of cash flows for Chattem has been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

(15) QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 28/29	May 31	August 31	November 30
FISCAL 2005:
Total revenues	$279,318	71,531	75,687	68,215	63,885
Gross profit (1)	$199,434	51,271	54,571	49,640	43,952
Net income (loss) (1)	$36,047	8,665	15,507	9,449	2,426
Net income (loss) per share:
Basic (1) (2)	$1.83	.44	.79	.48	.12
Diluted (1) (2)	$1.77	.42	.76	.46	.12

FISCAL 2004:
Total revenues	$258,155	61,237	70,092	66,135	60,691
Gross profit (3)	$184,797	44,285	49,536	47,000	43,976
Net income (loss) (3) (4)	$1,451	(712)	7,247	8,734	(13,818)
Net income (loss) per share:
Basic (2) (3) (4)	$.07	(.04)	.38	.45	(.70)
Diluted (2) (3) (4)	$.07	(.04)	.36	.43	(.68)

(1) Through the performance of our annual inventory control process, we determined that we did not fully apply manufacturing overhead costs in the first three quarters of fiscal 2005. As a result cost of sales and promotional expenses were understated in these prior quarterly periods. A pre-tax adjustment of $1,709 was recorded in the fourth quarter of fiscal 2005 to reflect the proper application of manufacturing overhead during the first three quarters of fiscal 2005. The adjustment resulted in increases to cost of sales and promotional expense of $1,242 and $467, respectively, in the fourth quarter of fiscal 2005. These unapplied overhead costs which totaled $506, $655 and $548 for the first, second and third quarters, respectively, were not material to these quarters.

(2) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

(3) Gross profit, net income and net income per diluted share for fiscal 2004 have been adjusted to reflect retroactively the change in method of valuing our domestic inventory from the LIFO to the FIFO method adopted in fiscal 2005.

(4) During the fourth quarter of fiscal 2004, litigation settlement charges and impairment charges related to our Dexatrim product line of $11,345 and $20,000, respectively, were recorded.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
CHATTEM, INC.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Chattem, Inc. (a Tennessee corporation) and subsidiaries did not maintain effective internal control over financial reporting as of November 30, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chattem, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: the Company did not maintain effective internal control over its quarterly accounting of manufacturing overhead costs.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated February 17, 2006 on those financial statements.

In our opinion, management's assessment that Chattem, Inc. did not maintain effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
February 17, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 20, 2005, the Company, acting upon the recommendation and approval of the Audit Committee, dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and engaged Grant Thornton LLP to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for fiscal year 2005.

The reports of Ernst & Young LLP on the Company’s financial statements for the two year fiscal period ended November 30, 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two year fiscal period ended November 30, 2004, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the matter of the disagreement in connection with its reports on the Company’s financial statements for such periods. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year fiscal period ended November 30, 2004.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act. However, as described below under Management’s Report on Internal Control over Financial Reporting, we have identified a material weakness in our internal control over quarterly financial reporting which we believe has been remediated with the implementation of a new quarterly control process.

On November 16, 2005, Richard D. Moss resigned his position as vice president and chief financial officer, effective December 16, 2005. Robert E. Bosworth, president and chief operating officer, who formerly served as our chief financial officer from 1985 to 1998, is serving as our principal financial officer on an interim basis. Management has assessed the effect of this change on our disclosure controls and procedures and the completion of our fiscal 2005 financial statements. All of the controls that Mr. Moss performed as chief financial officer will be performed by Mr. Bosworth. Management believes that the transition of financial responsibilities will not have any adverse effect on our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The

Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management has concluded that, as a result of the material weakness identified below, the Company did not maintain effective internal control over financial reporting as of November 30, 2005, based on the criteria in Internal Control-Integrated Framework issued by COSO.

The Company did not maintain effective internal control over its quarterly accounting of manufacturing overhead costs. Through the performance of the Company's established annual inventory control process, management of the Company determined that the Company did not fully apply manufacturing overhead costs in the first three quarters of fiscal 2005. As a result, cost of sales and promotional expenses were understated in these prior quarterly periods. A pre-tax adjustment of $1.7 million was recorded in the fourth quarter of 2005 to reflect the proper application of manufacturing overhead during the first three quarters of fiscal 2005, resulting in increases to cost of sales and promotional expense of $1.2 million and $0.5 million, respectively, in the fourth quarter of fiscal 2005. These costs were not material to any of the first three quarters of fiscal 2005. To augment its annual control process, the Company has now implemented a quarterly control process that management believes remediates this material weakness and will ensure that inventory balances will include the appropriate amounts of overhead costs each quarter.

The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears on page 87.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

The information found in our 2006 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b) Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of February 17, 2006, their ages and their positions and offices with the Company:

NAME	AGE	POSITION WITH REGISTRANT

Zan Guerry	57	Chairman of the Board and Chief Executive Officer; Director

Robert E. Bosworth	58	President and Chief Operating Officer; Director

Andrea M. Crouch	47	Vice President - Brand Management

Ron Galante	62	Vice President - New Business Development
Richard W. Kornhauser	51	Vice President - Marketing

B. Derrill Pitts	63	Vice President - Operations

Donald K. Riker, Ph.D.	60	Vice President - Research and Development and Chief Scientific Officer

Charles M. Stafford	55	Vice President - Sales

Theodore K. Whitfield, Jr.	41	Vice President, General Counsel and Secretary

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

Robert E. Bosworth. Mr. Bosworth became our president and chief operating officer in September 2005. From 2001 to September 2005, Mr. Bosworth served as Vice President-Corporate Finance of Livingston Company, a merchant banking firm.

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

Richard W. Kornhauser. Mr. Kornhauser joined us in May 2000 as our vice president-brand management. In October 2005, he became our vice president-marketing. Prior to joining us, Mr. Kornhauser served as vice president group marketing director for Combe Incorporated, a consumer products company, from October 1990 until May 2000. Previously, he served as a marketing director at Del Laboratories, a consumer products company.

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

(c) Compliance with Section 16(a) of the Exchange Act

The information found in our 2006 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

(d)	Audit Committee; Audit Committee Financial Expert

The information found in our 2006 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report - Identification of Members and Functions of Committee”is hereby incorporated by reference.

(e)	Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A copy of this code of business conduct and ethics is posted on the Company’s website at www.chattem.com. In the event waivers are granted under the code of business conduct and ethics, such waivers will be posted on our website for one year from the date the waiver is granted.

Item 11. Executive Compensation

The information found in our 2006 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information found in our 2006 Proxy Statement under the headings “Executive Compensation and Other Information - Equity Compensation Plan Information” and “Ownership of Common Stock” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information found in our 2006 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information found in our 2006 Proxy Statement under the headings “Audit Committee Pre-Approval of Services by the Independent Auditor” and “Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements
The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of November 30, 2005 and 2004
Consolidated Statements of Income for the Years Ended November 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended November 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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

3. The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibit	References

3.1	Restated Charter of Chattem, Inc., as amended	(18)

3.2	Amended and Restated By-Laws of Chattem, Inc.	(1)

4.1	Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the Floating Rate Senior Notes due 2010	(3)

4.3	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the 7% Senior Subordinated Notes due 2014	(3)

10.1	Lease Agreements as amended, dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee	(4) and (5)

10.2	First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective June 30, 1992	(6)

10.3	Commercial Lease dated April 1, 1998 between Chattem, Inc., lessee, and Kenco Group, Inc., lessor, for warehouse space located at 4309 Distribution Avenue, Chattanooga, Tennessee	(7)

10.4	Purchase and Sale Agreement dated November 16, 1998 by and among Thompson Medical Company, Inc., Chattem, Inc. and Signal Investment & Management Co. for certain products	(8)

10.5*	Chattem, Inc. Non-Statutory Stock Option Plan- 1998	(6)

10.6*	1999 Stock Plan for Non-Employee Directors	(25)

10.7*	Chattem, Inc. Non-Statutory Stock Option Plan - 2000	(9)

Exhibit Number	Description of Exhibit	References

10.8*	Chattem, Inc. Stock Incentive Plan - 2003	(13)

10.9*	Chattem, Inc. Stock Incentive Plan - 2005	(19)

10.10*	Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan - 2005	(19)

10.11*	Form of Restricted Stock Agreement under Chattem, Inc. Stock Incentive Plan - 2005	(19)

10.12*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining only to officers	(22)

10.13*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining to all optionees other than officers	(22)

10.14*	Form of Employment Agreements - Zan Guerry A. Alexander Taylor II	(10)

10.15*	Form of Amended and Restated Severance Agreements- Zan Guerry A. Alexander Taylor II	(10)

10.16*	Form of Amended and Restated Non-Competition and Severance Agreements- Andrea M. Crouch Ron Galante Richard W. Kornhauser B. Derrill Pitts Don K. Riker Charles M. Stafford	(10)

10.17*	Non-Competition and Severance Agreement dated June 1, 2004 by and between Chattem, Inc. and Theodore K. Whitfield, Jr.	(17)

10.18*	Non-Competition and Severance Agreement dated October 28, 2005 by and between Chattem, Inc. and Robert E. Bosworth	(21)

10.19*	Form of Restricted Stock Agreements - Zan Guerry A. Alexander Taylor II	(11)

Exhibit Number	Description of Exhibit	References

10.20*	Separation Agreement dated August 24, 2005 between Chattem, Inc. and A. Alexander Taylor II	(24)

10.21	Asset Purchase Agreement dated March 5, 2002 by and between Abbott Laboratories and Chattem, Inc. for the Selsun Blue product line	(12)

10.22	Asset Purchase and Sale Agreement dated November 30, 2005 by and between Chattem, Inc., Signal Investment & Management Co., The Mentholatum Company, Inc. and the Mentholatum Company of Canada Ltd.	(23)

10.23	Credit Agreement dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(3)

10.24	New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent	(15)

10.25	First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(20)

10.26	Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(20)

10.27	Third Amendment to Credit Agreement dated as of November 29, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.28	Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JP Morgan Chase Bank	(15)

10.29	First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(14)

10.30	First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(14)

Exhibit Number	Description of Exhibit	References

10.31	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington	(13)

10.32	Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In Re Phenylpropanolamine (PPA) Products Liability Litigation	(15)

10.33	Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and Amsouth Bank	(15)

10.34	Final Settlement Trust Agreement between Chattem, Inc. and AmSouth Bank dated March 16, 2005	(20)

10.35	Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company	(15)

10.36	Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company	(15)

10.37	Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company	(15)

10.38	Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories	(16)

10.39	Dexatrim Case Scoring System and Matrix for the Chattem Dexatrim Class Action Settlement	(16)

10.40	Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005	(20)

10.41	Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company	(19)

10.42*	Summary Description of Incentive Compensation Plan

18	Preferability Letter from the Company’s Independent Registered Public Accounting Firm

21	Subsidiaries of the Company

Exhibit Number	Description of Exhibit	References

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II - Valuation and Qualifying Accounts

*This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1)	Form 8-K filed February 1, 2000.

(2)	Form 8-A filed February 1, 2000.

(3)	Form S-4 filed March 22, 2004.

(4)	Form 10-K for the year ended November 30, 1995.

(5)	Form 10-K for the year ended November 30, 1996.

(6)	Form 10-K for the year ended November 30, 1997.

(7)	Form 10-K for the year ended November 30, 1998.

(8)	Form 8-K filed December 28, 1998.

(9)	Form 10-K for the year ended November 30, 1999.

(10)	Form 10-K for the year ended November 30, 2000.

(11)	Form 10-K for the year ended November 30, 2001.

(12)	Form 8-K filed April 10, 2002, as amended.

(13)	Form 10-K for the year ended November 30, 2003.

(14)	Form 10-Q filed for the quarter ended May 31, 2003.

(15)	Form 10-Q filed for the quarter ended May 31, 2004.

(16)	Form 10-Q filed for the quarter ended August 31, 2004.

(17)	Form 10-K for the year ended November 30, 2004.

(18)	Schedule 14A filed March 4, 2005.

(19)	Form 10-Q filed for the quarter ended May 31, 2005.

(20)	Form 10-Q filed for the quarter ended February 28, 2005.

(21)	Form 8-K filed November 3, 2005.

(22)	Form 8-K filed December 2, 2005.

(23)	Form 8-K filed December 5, 2005.

(24)	Form 8-K/A filed August 31, 2005.

(25)	Schedule 14A filed March 8, 1999.

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended November 30, 2005:

Form 8-K, filed September 13, 2005, announcing our expected financial results for the third quarter ended August 31, 2005.

Form 8-K, filed September 19, 2005, announcing our financial results for the third quarter ended August 31, 2005.

Form 8-K, filed on November 3, 2005, announcing our entry into and the terms of a non-competition and severance agreement dated October 28, 2005 with Robert E. Bosworth.

Form 8-K, filed on November 10, 2005, announcing that Ruth W. Brinkley has joined our board of directors.

Form 8-K, filed on November 22, 2005, announcing the resignation of Richard D. Moss as our vice president and chief financial officer effective December 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATTEM, INC.

Dated: February 17, 2006	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

By:	/s/ Robert E. Bosworth
Robert E. Bosworth
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zan Guerry Zan Guerry	Chairman of the Board and Director (Chief Executive Officer)	2-17-06

/s/ Robert E. Bosworth Robert E. Bosworth	President and Director (Chief Operating Officer)	2-17-06

/s/ Samuel E. Allen Samuel E. Allen	Director	2-17-06

/s/ Ruth W. Brinkley Ruth W. Brinkley	Director	2-17-06

/s/ Richard E. Cheney Richard E. Cheney	Director	2-17-06

/s/ Bill W. Stacy Bill W. Stacy	Director	2-17-06

/s/ Philip H. Sanford Philip H. Sanford	Director	2-17-06

CHATTEM, INC. AND SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.42	Summary Description of Incentive Compensation Plan

18	Preferability Letter from the Company’s Independent Registered Public Accounting Firm

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350

99.1	Schedule II - Valuation and Qualifying Accounts