Form 10-Q
period 2006-02-28
CHATTEM INC
filed 2006-04-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006
Commission file number 0-5905

CHATTEM, INC.

A TENNESSEE CORPORATION
I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
1715 WEST 38TH STREET
CHATTANOOGA, TENNESSEE 37409
TELEPHONE: 423-821-4571

Insert by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES ☑       NO࿳

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ࿳     Non-accelerated filer ࿳

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ࿳      NO ☑

As of April 7, 2006, 19,421,096 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1. FINANCIAL INFORMATION

Item 1.       Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	FEBRUARY 28, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$8,125	$47,327
Accounts receivable, less allowances of $3,083 at February 28, 2006 and $2,338 at November 30, 2005	51,944	33,672
Other receivables	9,103	9,600
Inventories	25,427	23,631
Refundable income taxes	—	1,207
Deferred income taxes	2,478	2,478
Prepaid expenses and other current assets	4,461	5,106
Total current assets	101,538	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	30,126	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	206,327	206,387
Debt issuance costs, net	2,867	4,297
Other	5,525	4,704
Total other noncurrent assets	214,719	215,388

TOTAL ASSETS	$346,383	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	FEBRUARY 28, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$37,000
Accounts payable and other	11,931	17,238
Accrued liabilities	23,485	16,327
Total current liabilities	35,416	70,565

LONG-TERM DEBT, less current maturities	150,500	145,500

DEFERRED INCOME TAXES	27,872	27,736

OTHER NONCURRENT LIABILITIES	1,890	1,865

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,421 at February 28, 2006 and 19,668 at November 30, 2005	56,590	63,876
Retained earnings	75,626	60,853
	132,216	124,729
Unamortized value of restricted common shares issued Cumulative other comprehensive income, net of tax:	(1,522)	(1,818)
Interest rate cap adjustment	(30)	(83)
Foreign currency translation adjustment	41	(201)
Total shareholders’ equity	130,705	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346,383	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 28,
	2006	2005

TOTAL REVENUES:
Net sales	$83,977	$71,480
Royalties	47	51
Total revenues	84,024	71,531

COSTS AND EXPENSES:
Cost of sales	26,020	20,260
Advertising and promotion	27,187	20,351
Selling, general and administrative	11,591	11,884
Litigation settlement	(8,613)	2,755
Total costs and expenses	56,185	55,250

INCOME FROM OPERATIONS	27,839	16,281

OTHER INCOME (EXPENSE):
Interest expense	(2,844)	(3,495)
Investment and other income, net	194	147
Loss on early extinguishment of debt	(2,805)	—
Total other income (expense)	(5,455)	(3,348)

INCOME BEFORE INCOME TAXES	22,384	12,933

PROVISION FOR INCOME TAXES	7,611	4,268

NET INCOME	$14,773	$8,665

NUMBER OF COMMON SHARES: Weighted average outstanding - basic	19,553	19,648
Weighted average and potential dilutive outstanding	19,577	20,489

NET INCOME PER COMMON SHARE:
Basic	$.76	$.44
Diluted	$.75	$.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28, 2006	FEBRUARY 28, 2005
OPERATING ACTIVITIES:
Net income	$14,773	$8,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,425	1,624
Deferred income taxes	239	1,778
Excess tax benefit from stock-based compensation	(309)	186
Stock-based compensation	852	—
Loss on early extinguishment of debt	2,805	—
Other, net	66	361
Changes in operating assets and liabilities:
Accounts receivable and other	(17,775)	(8,712)
Inventories	(1,644)	(286)
Refundable income taxes	1,516	2,172
Prepaid expenses and other current assets	652	382
Accounts payable and accrued liabilities	3,126	1,778
Net cash provided by operating activities	5,726	7,948

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,276)	(599)
Decrease (increase) in other assets, net	(611)	667
Net cash (used in) provided by investing activities	(1,887)	68

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—
Proceeds from borrowings under revolving credit facility	43,000	—
Repayment of policy loans	—	(1,031)
Proceeds from exercise of stock options	311	187
Repurchase of common shares	(10,130)	(3,514)
Increase in debt issuance costs	(15)	—
Retirement of debt issuance costs	(1,501)	—
Excess tax benefit from stock-based compensation	309	—
Net cash used in financing activities	(43,026)	(4,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15)	(312)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(39,202)	3,346
At beginning of period	47,327	40,193
At end of period	$8,125	$43,539

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares of restricted common stock at a value of $35.37 per share in 2005	$—	$1,768

PAYMENTS FOR:
Interest	$1,793	$1,003
Taxes	$1,045	$85

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All monetary and share amounts (other than per share amounts) in these Notes are expressed in thousands.

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2005. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2.	CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning December 1, 2005.  We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have described the impact of FSP 109-2 in our condensed consolidated financial statements in Note 16, Income Taxes.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or (“SFAS No. 154”).  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have an impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)”. FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

5.	STOCK-BASED COMPENSATION

We currently provide stock-based compensation under five stock incentive plans that have been approved by our shareholders. Our 1998 Non-Statutory Stock Option Plan provides for the issuance of up to 1,400 shares of common stock to key employees while the 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock. The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock. The 2003 and 2005 Stock Incentive Plans both provide for the issuance of up to 1,500 shares of common stock. Stock options granted under all of these plans generally vest over four years from the date of grant as specified in the plans or by the compensation committee of our board of directors and are exercisable for a period of up to ten years from the date of grant.

Effective December 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In the first quarter of fiscal 2006, we recorded compensation expense related to stock options that reduced income from operations by $852, provision for income taxes by $290, net income by $562 and basic and diluted net income per share by $.03. The stock option compensation expense was included partly in advertising and promotion expenses and partly in selling, general and administrative expenses in the accompanying condensed consolidated statement of income. We capitalized $152 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of February 28, 2006.

The weighted average fair value of stock options at the date of grant during the three months ended February 28, 2006 and 2005 was $13.03 and $8.53, respectively. For options granted subsequent to our adoption date of SFAS 123R on December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model. For options granted prior to our adoption date of SFAS 123R, during the three-months ended February 28, 2005, we used the Black-Scholes option pricing model. We used the following assumptions to determine the fair value of stock option grants during the three months ended February 28, 2006 and 2005:

	Three Months Ended February 28
	2006	2005
Expected life	4.6 years	5.0 years
Volatility	48%	57%
Risk-free interest rate	4.55%	4.38%
Dividend yield	0%	0%
Forfeitures	0.9%	0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options. Subsequent to the adoption of SFAS 123R and in connection with using the Flex Lattice Model to determine the fair value of stock option grants, the forfeiture rate was determined by analyzing post vesting stock option activity for three separate groups (non-employee directors, officers and other employees). Prior to the adoption of SFAS 123R, forfeitures were not an input assumption for our fair value calculations of stock options under the Black-Scholes pricing model.

A summary of stock option activity for the three-months ended February 28, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighed Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2005	1,753	$23.94
Granted	412	38.05
Exercised	(30)	11.64
Cancelled	(72)	30.20

Outstanding at February 28, 2006	2,063	$26.73	6.6 years	$24,144

Exercisable at February 28, 2006	937	$25.99	6.2 years	$12,486

The total fair value of stock options that vested during the three months ended February 28, 2006 and 2005 was $1,004 and $1,907, respectively. The total intrinsic value of stock options exercised during the three months ended February 28, 2006 and 2005 was $860 and $517, respectively.

As of February 28, 2006, we had $11,771 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders. The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R. The restricted shares generally vest over a four year service period commencing upon the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period. The amortization expense related to restricted shares during the three months ended February 28, 2006 and 2005 was $190 and $319, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2005	75	$24.27
Granted	—	—
Vested	(9)	21.13
Forfeited	(3)	35.37
Nonvested at February 28, 2006	63	24.28

Prior to December 1, 2005, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three months ended February 28, 2005 as indicated below:

2005
Net income:
As reported	$8,665
Recognized stock-based compensation costs, net	—
Fair value method compensation costs, net	(1,278)
Pro forma	$7,387
Net income per share, basic:
As reported	$.44
Pro forma	$.38
Net income per share, diluted:
As reported	$.42
Pro forma	$.36

6.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three months ended February 28, 2006 and February 28, 2005, respectively:

	2006	2005

NET INCOME	$14,773	$8,665

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,553	19,648
Issued upon assumed exercise of outstanding stock options	—	762
Effect of issuance of restricted common shares	24	79
Weighted average and potential dilutive outstanding (1)	19,577	20,489

NET INCOME PER COMMON SHARE:
Basic	$.76	$.44
Diluted	$.75	$.42

(1)   Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 571 and 0 shares for the three months ended February 28, 2006 and 2005, respectively.

7.	ADVERTISING EXPENSES

We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter (“OTC”) health care products and toiletries. Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising. This advertising supports the retailers’ sales effort and maintains the important brand franchise with the consuming public. Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers. Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”) and adjusting that accrual to the actual expenses incurred at the end of the year.

8.	SHIPPING AND HANDLING

Shipping and handling costs of $2,264 and $1,857 are included in selling expenses for the three months ended February 28, 2006 and 2005, respectively.

9.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $205,983 as of February 28, 2006 and November 30, 2005, respectively. The gross carrying amount of intangible assets subject to amortization at February 28, 2006 and November 30, 2005, which consist primarily of non-compete agreements, was $2,139, respectively. The related accumulated amortization of intangible assets at February 28, 2006 and November 30, 2005 was $1,795 and $1,735, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 28, 2006 and 2005 was $60 and $73, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2007, 2008, 2009, 2010 and 2011 is $106, $40, $20, $0 and $0, respectively.

On February 28, 2005, we entered into an agreement to sell the trademark and product rights of our Selsun business in certain countries in Africa and Asia. As a result of the sale, $3,143 of indefinite-lived assets and $108 of intangible assets subject to amortization were retired, which resulted in an insignificant loss.

10.	INVENTORIES

Inventories consisted of the following as of February 28, 2006 and November 30, 2005:

	2006	2005

Raw materials and work in process	$12,358	$12,388
Finished goods	13,069	11,243
Total inventories	$25,427	$23,631

11.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of February 28, 2006 and November 30, 2005:

	2006	2005

Interest	$4,089	$3,201
Salaries, wages and commissions	2,778	5,991
Product advertising and promotion	9,095	2,589
Litigation settlement and legal fees	1,617	2,212
Income taxes payable	3,773	—
Other	2,133	2,334
Total accrued liabilities	$23,485	$16,327

12.	LONG-TERM DEBT

Long-term debt consisted of the following as of February 28, 2006 and November 30, 2005:

	2006	2005
Revolving Credit Facility due 2010 at a variable rate of 5.93% and 7.00% as of February 28, 2006 and November 30, 2005, respectively	$43,000	$—
Floating Rate Senior Notes due 2010 at a variable rate of 7.41% and 6.87% as of December 30, 2005 (date redeemed) and November 30, 2005, respectively	—	75,000
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	150,500	182,500
Less: current maturities	—	37,000
Total long-term debt, net of current maturities	$150,500	$145,500

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility. On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010. Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of February 28, 2006 and November 30, 2005, $43,000 and $0, respectively have been borrowed under the Amended Revolving Credit Facility, and the variable rate was 5.93% and 7.0%, respectively. Borrowings under our Amended Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Amended Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. On April 7, 2006, we had $38,000 of borrowings outstanding under our Amended Revolving Credit Facility.

On February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of the 7.0% Subordinated Notes, the proceeds of which were used to purchase $204,538 of our 8.875% Senior Subordinated Notes due 2008 on February 26, 2004 and April 1, 2004 and refinance our then existing credit facility.

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. The current portion of the premium on the interest rate cap agreement of $213 is included in prepaid expenses and other current assets, and the long-term portion of $942 is included in other noncurrent assets. During the first quarter of fiscal 2006, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $98, net of tax, was recorded to other comprehensive income. Also as of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of the Floating Rate Senior Notes, resulting in a loss of $60, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective as of November 30, 2005. As of February 28, 2006, a portion of the interest rate cap continued to be deemed an ineffective cash flow hedge due to the reduction of variable rate debt due to the redemption of the Floating Rate Senior Notes, resulting in a gain of $24, net of tax, reflected in the income statement. The balance of the cash flow hedge was deemed to be effective as of February 28, 2006. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010. Our domestic subsidiaries were guarantors of the Floating Rate Senior Notes. The guarantees of the Floating Rate Senior Notes were unsecured senior obligations of the guarantors and ranked equally with all of the current and future unsecured senior debt of the guarantors. The guarantees of the Floating Rate Senior Notes effectively ranked junior to any secured debt of the guarantors, including the guarantors’ guarantee of our indebtedness under the Amended Revolving Credit Facility.

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

On November 30, 2005, we called our $75,000 of Floating Rate Senior Notes for full redemption on December 30, 2005. On December 30, 2005, we fully redeemed our $75,000 of Floating Rate Senior Notes at a price of 102% of par plus accrued interest to December 30, 2005. We utilized borrowings of $38,000 under our Amended Revolving Credit Facility and $38,948 of our cash on hand to fund the redemption of the Floating Rate Senior Notes. As a result of the redemption, we paid a 2% premium over par or $1,500, retired associated debt issuance costs of $1,303 and incurred other related call fees, which resulted in a loss on early extinguishment of debt of $2,805 during the first quarter of fiscal 2006. As of April 7, 2006, our borrowing capacity under the Amended Revolving Credit Facility was $62,000.

The future maturities of long-term debt outstanding as of February 28, 2006 are as follows:
2007	$—
2008	—
2009	—
2010	43,000
2011	—
Thereafter	107,500
$150,500

13.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three months ended February 28, 2006 and 2005, respectively:

	2006	2005

Net income	$14,773	$8,665
Other - interest rate cap adjustment	53	(31)
Other - foreign currency translation adjustment	242	6
Total	$15,068	$8,640

14.	STOCK BUYBACK

In the first quarter of fiscal 2006, we repurchased 275 shares for $10,130. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued. Subsequent to February 28, 2006 to the date of this filing, we have not repurchased any shares.

15.	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at February 28, 2006 and November 30, 2005 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

Net periodic pension cost for the three months ended February 28, 2006 and 2005 comprised the following components:

	2006	2005
Service cost	$--	$--
Interest cost on projected benefit obligation	156	152
Actual return on plan assets	(226)	(212)
Net amortization and deferral	0	5
Net pension cost (benefit)	$(70)	$(55)

No employer contributions were made for the three months ended February 28, 2006 and 2005, and no employer contributions are expected to be made in fiscal 2006.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective January 1, 1993, our contribution is a service-based percentage of the full premium. We pay these benefits as claims are incurred. Employer contributions expected for fiscal 2006 are approximately $73.

Net periodic postretirement health care benefits cost for the three months ended February 28, 2006 and 2005, included the following components:

	2006	2005
Service cost	$20	$18
Interest cost on accumulated postretirement benefit obligation	22	21
Amortization of prior service cost	4	4
Amortization of net gain	(4)	(4)
Net periodic postretirement benefits cost	$42	$39

16.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 28, 2006 was 34%, as compared to 33% in the three months ended February 28, 2005.

Undistributed earnings of Chattem Canada amounted to approximately $98 for the three months ended February 28, 2006. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

During fiscal 2005, pursuant to the provisions of the American Jobs Creation Act of 2004 (the “Act”), we adopted a domestic reinvestment plan for purposes of facilitating the repatriation of dividends from our Canadian affiliates. Upon distribution of fiscal 2004 and 2005 earnings, we were subject to U.S. income taxes of $213. The majority of the cash distribution was treated as an extraordinary dividend and qualified for the 85 percent dividend received deduction allowed under the Act.

17.	PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three months ended February 28, 2006 and 2005 are as follows:

	2006	2005
Topical pain care products	$32,441	$21,407
Medicated skin care products	16,892	17,624
Dietary supplements	8,853	8,660
Medicated dandruff shampoos and conditioner	11,816	9,800
Other OTC and toiletry products	8,441	8,078
Total	$78,443	$65,569

18.	COMMITMENTS AND CONTINGENCIES

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

The Dexatrim PPA settlement includes claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants have either withdrawn their claims or cannot be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled nine of the opt out claims. The five remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of April 7, 2006, three of the five remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

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

During the fourth quarter of fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56,000. As indicated above, a total of $70,885 was previously funded into a settlement trust by our insurers and Sidmak for the purpose of paying claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper and Sidmak. Payment of claims through the settlement trust is now substantially complete and we currently expect that we could recover up to approximately $8,500 from the settlement trust after all claims and expenses of the settlement trust have been paid. If realized, this potential recovery is estimated to occur during mid 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the first quarter of fiscal 2006, we incurred and recorded $137 of legal expenses related to the Dexatrim litigation.

We have also been named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. In these lawsuits, we have been defended on the basis of indemnification obligations assumed by The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. We filed a claim in DELACO’s bankruptcy case in order to preserve our claims for indemnification against DELACO.

In order to resolve DELACO’s indemnity obligations to us, we entered into a settlement agreement with DELACO dated June 30, 2005 (“the DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after

December 21, 1998, and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan agreed to pay us $8,750 and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8,750 on March 17, 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust.

The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998. The payment to us by the DELACO settlement trust of $8,750 and the channeling of cases to the DELACO settlement trust as described above has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. As of February 28, 2006, we recorded a settlement receivable of $8,750, which is reflected, net of legal expenses, as a litigation settlement item on our consolidated statements of income.

We maintain a significantly lower level of insurance coverage for all other potential claims relating to our products including Dexatrim products containing ephedrine. For the current policy period, we are insured for product liability insurance for all of our other products, including Dexatrim products containing ephedrine, for up to $20,000 through our captive insurance subsidiary, of which approximately $6,481 is funded as of April 7, 2006. We also have $30,000 of excess coverage through third party insurers. There are currently two Dexatrim with ephedrine products liability lawsuits pending against us.

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

We were named as a defendant in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004, relating to the labeling, advertising, promotion and sale of our Bullfrog suncare products. We filed an answer to this lawsuit on June 28, 2004. An amended complaint was filed March 29, 2006, pursuant to a court order formally consolidating this lawsuit with eight existing lawsuits involving other manufacturers of sunscreen products into a coordinated proceeding in California state court. The amended lawsuit seeks class certification of all persons who purchased our Bullfrog sun care products in California during a four-year period prior to February 11, 2004. The amended lawsuit seeks restitution and/or disgorgement of profits, actual damages, injunctive relief, punitive damages and attorneys fees and costs arising out of alleged deceptive, untrue or misleading advertising and breach of warranty, fraudulent or negligent misrepresentations, in connection with the manufacturing, labeling, advertising, promotion and sale of Bullfrog products in California. An answer to this amended complaint is due mid April, 2006, and we are vigorously defending this lawsuit.

We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorneys fees against us under the California Business and Professions Code, arising out of alleged deceptive, untrue or misleading advertising and breach of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain Dexatrim Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased Dexatrim Natural in California during the four-year period prior to the filing of the lawsuit up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with respect to each individual claim and each member of the proposed class in the action does not exceed $75. We filed an answer on March 1, 2005, and are vigorously defending the lawsuit.

On March 9, 2006, we were named in a lawsuit filed in the Southern District of New York by Novogen, Inc. Novogen alleges that our product New Phase infringes upon Novogen patents by containing certain phytoestrogens from clover or equivalent sources. Novogen seeks to force us to reformulate our product and to recover damages. We have not filed an answer as of April 7, 2006, but we plan to vigorously defend Novogen’s allegations.

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

During the finalization of the monograph on sunscreen products the FDA chose to hold in abeyance specific requirements relating to the characterization of a product’s ability to reduce UVA radiation. A final ruling on this matter would be expected to result in new UVA testing requirements and subsequent labeling changes related to sun protection factor, or SPF, ratings, and other labeling claims. We expect that the FDA may take action on this matter within the next six to twelve months. If implemented, the final rules would likely result in new testing requirements and revised labeling of our Bullfrog product line, and all of our competitors’ products in the suncare category, within one year after issuance of the final rules.

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

In March, 2006, the FDA conducted a routine site audit of our manufacturing plants and laboratories. There were no material adverse findings resulting from the audit.

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of February 28, 2006 arose in conjunction with Chattem’s Amended Revolving Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 28, 2006 is $150,500.

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

FEBRUARY 28, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$(1,116)	$1,986	$7,255	$—	$8,125
Accounts receivable, less allowances of $3,083	47,147	23,686	4,797	(23,686)	51,944
Other receivable	9,103	—	—	—	9,103
Interest receivable	17	1,244	—	(1,261)	—
Inventories	19,774	2,969	2,684	—	25,427
Refundable income taxes	—	—	—	—	—
Deferred income taxes	2,478	—	—	—	2,478
Prepaid expenses and other current assets	3,402	—	1,284	(225)	4,461
Total current assets	80,805	29,885	16,020	(25,172)	101,538

PROPERTY, PLANT AND EQUIPMENT, NET	28,818	775	533	—	30,126

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	344	268,273	—	(62,290)	206,327
Debt issuance costs, net	2,867	—	—	—	2,867
Investment in subsidiaries	287,091	33,000	66,860	(386,951)	—
Note receivable	—	33,000	—	(33,000)	—
Other	5,001	—	524	—	5,525
Total other noncurrent assets	295,303	334,273	67,384	(482,241)	214,719

TOTAL ASSETS	$404,926	$364,933	$83,937	$(507,413)	$346,383

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	9,750	—	2,181	—	11,931
Accrued liabilities	39,698	2,376	6,583	(25,172)	23,485
Total current liabilities	49,448	2,376	8,764	(25,172)	35,416

LONG-TERM DEBT, less current maturities	150,500	—	33,000	(33,000)	150,500

DEFERRED INCOME TAXES	(659)	28,531	—	—	27,872

OTHER NONCURRENT LIABILITIES	1,890	—	—	—	1,890

INTERCOMPANY ACCOUNTS	73,039	(72,944)	(95)	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,421	56,590	—	—	—	56,590
Shares of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	75,626	77,265	2,233	(79,498)	75,626
Total	132,216	406,970	42,036	(449,006)	132,216
Unamortized value of restricted common shares issued	(1,522)	—	—	—	(1,522)
Cumulative other comprehensive income:
Interest rate cap adjustment	(30)	—	—	—	(30)
Foreign currency translation adjustment	44	—	232	(235)	41
Total shareholders’ equity	130,708	406,970	42,268	(449,241)	130,705

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,926	$364,933	$83,937	$(507,413)	$346,383

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2005
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,647	$1,982	$8,698	$—	$47,327
Accounts receivable, less allowances of $2,338	29,220	11,181	4,452	(11,181)	33,672
Other receivables	9,600	—	—	—	9,600
Interest receivable	17	625	—	(642)	—
Inventories	18,192	2,429	3,010	—	23,631
Refundable income taxes	1,207	—	—	—	1,207
Deferred income taxes	2,478	—	—	—	2,478
Prepaid expenses and other current assets	4,241	—	1,285	(420)	5,106
Total current assets	101,602	16,217	17,445	(12,243)	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	28,567	775	542	—	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	404	268,273	—	(62,290)	206,387
Debt issuance costs, net	4,297	—	—	—	4,297
Investment in subsidiaries	276,987	33,000	66,860	(376,847)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,704	—	—	—	4,704
Total other noncurrent assets	286,392	334,273	66,860	(472,137)	215,388

TOTAL ASSETS	$416,561	$351,265	$84,847	$(484,380)	$368,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$37,000	$—	$—	$—	$37,000
Accounts payable and other	14,841	—	2,397	—	17,238
Accrued liabilities	21,432	969	6,169	(12,243)	16,327
Total current liabilities	73,273	969	8,566	(12,243)	70,565

LONG-TERM DEBT, less current maturities	145,500	—	33,000	(33,000)	145,500

DEFERRED INCOME TAXES	(795)	28,531	—	—	27,736

OTHER NONCURRENT LIABILITIES	1,865	—	—	—	1,865

INTERCOMPANY ACCOUNTS	74,088	(75,941)	1,853	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued 19,668	63,876	—	—	—	63,876
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	60,853	68,001	1,582	(69,583)	60,853
Total	124,729	397,706	41,385	(439,091)	124,729
Unamortized value of restricted common shares issued	(1,818)	—	—	—	(1,818)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(83)	—	—	—	(83)
Foreign currency translation adjustment	(198)	—	43	(46)	(201)
Total shareholders’ equity	122,630	397,706	41,428	(439,137)	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$416,561	$351,265	$84,847	$(484,380)	$368,293

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$71,077	$21,432	$4,625	$(13,110)	$84,024

COSTS AND EXPENSES:
Cost of sales	22,567	2,121	1,938	(606)	26,020
Advertising and promotion	22,773	2,829	1,585	—	27,187
Selling, general and administrative	11,529	(102)	164	—	11,591
Litigation settlement	(8,613)	—	—	—	(8,613)
Equity in subsidiary income	(9,915)	—	—	9,915	—
Total costs and expenses	38,341	4,848	3,687	9,309	56,185

INCOME FROM OPERATIONS	32,736	16,584	938	(22,419)	27,839

OTHER INCOME (EXPENSE):
Interest expense	(2,844)	—	(619)	619	(2,844)
Investment and other income, net	124	630	684	(1,244)	194
Loss on early extinguishment of debt	(2,805)	—	—	—	(2,805)
Royalties	(11,099)	(1,406)	—	12,505	—
Corporate allocations	841	(825)	(16)	—	—
Total other income (expense)	(15,783)	(1,601)	49	11,880	(5,455)

INCOME BEFORE INCOME TAXES	16,953	14,983	987	(10,539)	22,384

PROVISION FOR INCOME TAXES	2,180	5,095	336	—	7,611

NET INCOME	$14,773	$9,888	$651	$(10,539)	$14,773

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$58,790	$19,062	$4,873	$(11,194)	$71,531

COSTS AND EXPENSES:
Cost of sales	16,614	2,323	2,139	(816)	20,260
Advertising and promotion	15,459	3,803	1,089	—	20,351
Selling, general and administrative	11,521	73	290	—	11,884
Litigation settlement	1,070	—	1,685	—	2,755
Equity in subsidiary income	(6,831)	—	—	6,831	—
Total costs and expenses	37,833	6,199	5,203	6,015	55,250

INCOME (LOSS) FROM OPERATIONS	20,957	12,863	(330)	(17,209)	16,281

OTHER INCOME (EXPENSE):
Interest expense	(3,489)	—	(623)	617	(3,495)
Investment and other income, net	95	623	671	(1,242)	147
Royalties	(9,017)	(1,362)	—	10,379	—
Corporate allocations	715	(699)	(16)	—	—
Total other income (expense)	(11,696)	(1,438)	32	9,754	(3,348)

INCOME (LOSS) BEFORE INCOME TAXES	9,261	11,425	(298)	(7,455)	12,933

PROVISION FOR (BENEFIT FROM) INCOME TAXES	596	3,770	(98)	—	4,268

NET INCOME (LOSS)	$8,665	$7,655	$(200)	$(7,455)	$8,665

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$14,773	$9,888	$651	$(10,539)	$14,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,379	—	46	—	1,425
Deferred income taxes	233	—	6	—	239
Excess tax benefit from stock-based compensation	(309)	—	—	—	(309)
Stock-based compensation	852	—	—	—	852
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	51	—	15	—	66
Equity in subsidiary income	(10,539)	—	—	10,539	—
Changes in operating assets and liabilities:
Accounts receivable and other	(17,430)	(12,505)	(345)	12,505	(17,775)
Interest receivable	—	(619)	—	619	—
Inventories	(1,430)	(539)	325	—	(1,644)
Refundable income taxes	1,516	—	—	—	1,516
Prepaid expenses and other current assets	838	—	9	(195)	652
Accounts payable and accrued liabilities	14,451	1,406	198	(12,929)	3,126
Net cash provided by (used in) operating activities	7,190	(2,369)	905	—	5,726

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,276)	—	—	—	(1,276)
Increase in other assets, net	(271)	—	(340)	—	(611)
Net cash used in investing activities	(1,547)	—	(340)	—	(1,887)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	43,000	—	—	—	43,000
Proceeds from exercise of stock options	311	—	—	—	311
Repurchase of common shares	(10,130)	—	—	—	(10,130)
Increase in debt issuance costs	(15)	—	—	—	(15)
Retirement of debt issuance costs	(1,501)	—	—	—	(1,501)
Excess tax benefit from stock-based compensation	309	—	—	—	309
Changes in intercompany accounts	(380)	2,998	(2,618)	—	—
Dividends paid	—	(625)	625	—	—
Net cash (used in) provided by financing activities	(43,406)	2,373	(1,993)	—	(43,026)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(15)	—	(15)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(37,763)	4	(1,443)	—	(39,202)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$(1,116)	$1,986	$7,255	$—	$8,125

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$8,665	$7,655	$(200)	$(7,455)	$8,665
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,585	—	39	—	1,624
Deferred income taxes	487	1,291	—	—	1,778
Tax benefit realized from stock option plans	186	—	—	—	186
Other, net	49	—	312	—	361
Equity in subsidiary income	(7,455)	—	—	7,455	—
Changes in operating assets and liabilities:
Accounts receivable	(11,307)	1,498	(547)	1,644	(8,712)
Inventories	(462)	628	(452)	—	(286)
Refundable income taxes	2,172	—	—	—	2,172
Prepaid expenses and other current assets	1,072	—	(690)	—	382
Accounts payable and accrued liabilities	(70)	255	3,237	(1,644)	1,778
Net cash (used in) provided by operating activities	(5,078)	11,327	1,699	—	7,948

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(566)	—	(33)	—	(599)
Decrease in other assets, net	155	—	512	—	667
Net cash (used in) provided by investing activities	(411)	—	479	—	68

FINANCING ACTIVITIES:
Repayment of policy loans	(1,031)	—	—	—	(1,031)
Proceeds from exercise of stock options	187	—	—	—	187
Repurchase of common shares	(3,514)	—	—	—	(3,514)
Changes in intercompany accounts	10,529	(10,700)	171	—	—
Dividends paid	—	(625)	625	—	—
Net cash provided by (used in) financing activities	6,171	(11,325)	796	—	(4,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(312)	—	(312)

CASH AND CASH EQUIVALENTS:
Increase for the period	682	2	2,662	—	3,346
At beginning of period	28,344	1,967	9,882	—	40,193
At end of period	$29,026	$1,969	$12,544	$—	$43,539

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

Overview

We are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as topical pain care products, medicated skin care products, medicated dandruff shampoos and conditioner, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•  Topical pain care products such as Icy Hot, Icy Hot Pro-Therapy and Aspercreme;

•  Medicated skin care products such as Gold Bond medicated skin care powder, cream, lotion, first aid, and foot care products;

•  Selsun Blue and Selsun Salon medicated dandruff shampoos;

•  Dietary supplements including Dexatrim, Garlique and New Phase; and

•  Other OTC and toiletry products such as Pamprin, a menstrual analgesic; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; Bullfrog, a line of suncare products; and toiletries such as Ultraswim, a chlorine-removing shampoo; and Sun-In, a hair lightener.

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 32.4% of our total revenues in the first quarter of fiscal 2006. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

Developments During Fiscal 2006

Products

In the first quarter of fiscal 2006, we introduced the following product line extensions: Icy Hot Pro-Therapy, Bullfrog Mosquito Coast, Garlique CardioAssist, Capzasin Back & Body Patch and Pamprin Max.

Debt

On November 30, 2005, we called our $75.0 million of Floating Rate Senior Notes for full redemption on December 30, 2005. The terms of the indenture for the Floating Rate Senior Notes required the repayment at a price of 102% of the principal amount of the notes plus accrued interest. The $75.0 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005. We utilized borrowings of $38.0 million under our Amended Revolving Credit Facility and $38.9 million of our cash on hand to fund the redemption of the Floating Rate Senior Notes. As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the first quarter of fiscal 2006.

Litigation

During the fourth quarter of fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement and now estimate that the total cost of the Dexatrim settlement will be approximately $56.0 million. A total of $70.9 million was previously funded into a settlement trust by our insurers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA, for the purpose of paying claims in the settlement. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and the product manufacturer. Payment of claims through the settlement trust is now substantially complete and we currently expect that we could recover up to approximately $8.5 million from the settlement trust after all claims and expenses of the settlement trust have been paid. If realized, this potential recovery is estimated to occur during mid 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the first quarter of fiscal 2006, we incurred and recorded $0.1 million of legal expenses related to the Dexatrim litigation.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan agreed to pay us $8.75 million and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8.75 million on March 17, 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust.

The confirmation of the DELACO bankruptcy plan effectively releases us from liability for all PPA products liability cases with injury dates prior to December 21, 1998. The payment to us by the DELACO settlement trust of $8.75 million and the channeling of cases to the DELACO settlement trust as described above has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. As of February 28, 2006, we recorded a settlement receivable of $8.75 million, which is reflected, net of legal expenses, as a litigation settlement item on our consolidated statements of income.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended
	February 28, 2006	February 28, 2005
TOTAL REVENUES	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	31.0	28.3
Advertising and promotion	32.4	28.5
Selling, general and administrative	13.8	16.6
Litigation settlement	(10.3)	3.8
Total costs and expenses	66.9	77.2

INCOME FROM OPERATIONS	33.1	22.8

OTHER INCOME (EXPENSE):
Interest expense	(3.4)	(4.9)
Investment and other income, net	0.2	0.2
Loss on early extinguishment of debt	(3.3)	--
Total other income (expense)	(6.5)	(4.7)

INCOME BEFORE INCOME TAXES	26.6	18.1

PROVISION FOR INCOME TAXES	9.1	6.0

NET INCOME	17.5%	12.1%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the February 28, 2006 condensed consolidated financial statements:

Allowance for Doubtful Accounts

As of February 28, 2006, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the first quarter of fiscal 2006, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts. The balance of allowance for doubtful accounts was $0.3 million at February 28, 2006 and November 30, 2005, respectively.

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

In accordance with industry practice, we allow our customers to return unsold sun care products (i.e. Bullfrog and Sun In lines of products) at the end of the sun care season. We record the sales at the time the products are shipped and title transfers. At the time of shipment, we also record a reduction in sales and an allowance on our balance sheet for anticipated returns based upon an estimated return level. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. Each percentage point change in our return rate would impact our net sales by approximately $0.2 million. As a result of higher sales volumes in the first quarter of fiscal 2006 and 2005, we increased our estimate of seasonal returns by approximately $0.4 million and $0.1 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the first quarter of fiscal 2006 and 2005, as a result of our estimate of customer inventory levels and based on historical non-seasonal product returns, we increased our estimate of non-seasonal returns by approximately $0.3 and $0.6 million, which resulted in a decrease to net sales in our condensed consolidated financial statements. At November 30, 2005, we recorded an allowance for returns of pHisoderm of $0.7 million as a result of the sale of pHisoderm. At February 28, 2006 the allowance for pHisoderm returns is $0.4 million.

We routinely enter into agreements with our customers to participate in promotional programs. These programs generally take the form of coupons, temporary price reductions, scan downs, display activity and participations in advertising vehicles provided uniquely by the customer. The ultimate cost of these programs is often variable based on the number of units actually sold. Estimated unit sales of a product under a promotional program are used to estimate the total cost of the program, which is recorded as a reduction of sales. Actual results can differ from the original estimate. In addition, increases and decreases in total program commitments each year impact the accrual. We also consider customer delays in requesting promotional program payments when evaluating the required accrual. Some customers audit programs significantly after the date of performance to determine the actual amount due and make a claim for reimbursement at that time. As a result, changes in the unit sales trends under promotional programs as well as the timing of payments could result in changes in the accrual. During the first quarter of fiscal 2006 and 2005, primarily as a result of sales volume related promotional programs, we increased our estimate of promotional accruals by approximately $2.5 million and $0.5 million, respectively, which resulted in an increase in advertising and promotion expense in our condensed consolidated financial statements.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our tax rate for the three months ended February 28, 2006 was 34%, as compared to 33% in the three months ended February 28, 2005, respectively.

For a summary of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2005 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended February 28, 2006 and 2005

To facilitate discussion of our operating results for the three months ended February 28, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Income:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$78,443	$65,569	$12,874	19.6%
International revenues (including royalties)	5,581	5,962	(381)	(6.4)
Total revenues	84,024	71,531	12,493	17.5
Cost of sales	26,020	20,260	5,760	28.4
Advertising and promotion expense	27,187	20,351	6,836	33.6
Selling, general and administrative expense	11,591	11,884	(293)	(2.5)
Litigation settlement	(8,613)	2,755	(11,368)	(412.6)
Interest expense	2,844	3,495	(651)	(18.6)
Loss on early extinguishment of debt	2,805	—	nm	nm
Net income	14,773	8,665	6,108	70.5

Domestic Net Sales

Domestic net sales for the three months ended February 28, 2006 increased $12.9 million, or 19.6%, to $78.4 million from $65.6 million in the prior year quarter. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$32,441	$21,407	$11,034	51.5%
Medicated skin care products	16,892	17,624	(732)	(4.2)
Dietary supplements	8,853	8,660	193	2.2
Medicated dandruff shampoos and conditioner	11,816	9,800	2,016	20.6
Other OTC and toiletry products	8,441	8,078	363	4.5
Total	$78,443	$65,569	$12,874	19.6

Net sales in the topical pain care category increased 52% for the first quarter of fiscal 2006 compared to the prior year quarter, due primarily to the initial sell-in of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert products. Excluding sales of Icy Hot Pro-Therapy, the category declined 3% compared to the prior year quarter.

Net sales in the medicated skin care products category decreased 4% in the first quarter of fiscal 2006 compared to the prior year quarter which included pHisoderm sales of $2.9 million. Net sales of Gold Bond increased 13% behind strong sales of Gold Bond Medicated Body Lotion and Gold Bond Ultimate Healing Lotion. Sampling and enhanced media support behind the Gold Bond lotion products resulted in record first quarter sales for both the lotion line and the brand as a whole. Net sales of Gold Bond powder products declined 15% for the first quarter of fiscal 2006 compared to the prior year quarter due in part to the pipeline volume of Gold Bond Ultimate Comfort Body Powder during the first quarter of fiscal 2005.

Net sales in the dietary supplements category increased 2% for the first quarter of fiscal 2006 compared to the prior year quarter driven primarily by a 15% increase in sales of Dexatrim due to the continued strong performance of the Dexatrim Max diet pill. Net sales of Garlique increased 10% for the first quarter, reflecting renewed advertising support and the initial sell-in of the new Garlique CardioAssist dietary supplement. These strong increases were offset by the discontinuance of the Dexatrim All In One Bar, which accounted for approximately $1.0 million of net sales in the first quarter of fiscal 2005.

Net sales in the medicated dandruff shampoos and conditioner category increased 21% in the first quarter of fiscal 2006 compared to the prior year quarter as a result of strong distribution of Selsun Salon. Sales of Selsun Blue declined for the quarter primarily due to increased media support and in-store promotional activity among competitive brands.

Net sales in the other OTC and toiletry products category increased 5% due primarily to increased sales of Pamprin, which were driven by media support and the initial sell-in of Pamprin Max. The balance of this category was essentially flat compared to the prior year quarter.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the first quarter of fiscal 2006, international revenues decreased $0.4 million, or 6.4%, compared to the first quarter of fiscal 2005, primarily due to the reduction of sales as a result of the divestiture of pHisoderm at the end of fiscal 2005 and the suspension of distribution in a single European market in mid-2005, partially offset by the successful introductions of Icy Hot in Canada and Mexico. Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 31.0% for the first quarter of fiscal 2006 as compared to 28.3% in the prior year quarter. Gross margin for the first quarter of fiscal 2006 was 69.0% compared to 71.7% in the prior year quarter. The gross margin decline was largely attributable to the launch of Icy Hot Pro-Therapy which has lower gross margins than our other products.

Advertising and Promotion Expense

Advertising and promotion expenses in the first quarter of fiscal 2006 increased $6.8 million, or 33.6%, as compared to the same quarter of fiscal 2005 and were 32.4% of total revenues for the three months ended February 28, 2006 compared to 28.5% for the prior year quarter. Support for new product introductions drove an increase in advertising and promotion expense in the current period.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $0.3 million, or 2.5%, compared to the prior year quarter. Selling, general and administrative expenses were 13.8% and 16.6% of total revenues for the first quarter of fiscal 2006 and 2005, respectively. The decrease was attributable to lower compensation expense in the current period reflecting restricted stock grants in the prior year quarter, offset in part by share-based payment expense under SFAS 123R (as defined below in Recent Accounting Pronouncements) and higher freight costs in the current period.

Litigation Settlement

Litigation settlement items decreased $11.4 million as compared to the same quarter of fiscal 2005 due to the $8.75 million recovery from the DELACO settlement trust ($8.6 million net of legal expense) in the Dexatrim litigation settlement in the current period compared to Dexatrim litigation costs of $2.8 million in the prior year quarter.

Interest Expense

Interest expense decreased $0.7 million, or 18.6%, in the first quarter of fiscal 2006 as compared to the prior year quarter, reflecting the impact of the previously announced refinancing transactions. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006. As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the first quarter of fiscal 2006. No corresponding charge was incurred in first quarter of fiscal 2005.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $5.7 million and $7.9 million was provided by operations for the three months ended February 28, 2006 and 2005, respectively. The decreases in cash flows from operations over the prior year quarter was primarily attributable to the increase in accounts receivable and other, which includes the $8.75 million DELACO settlement receivable and trade receivables related to new product launches such as Icy Hot Pro-Therapy, offset by a loss on early extinguishment of debt of $2.8 million related to the redemption of our $75.0 million of Floating Rate Senior Notes.

Investing activities used cash of $1.9 million and provided cash of $0.1 million in the three months ended February 28, 2006 and 2005, respectively. The increase in cash used is primarily related to an increase in capital expenditures as compared to the prior year quarter.

Financing activities used cash of $43.0 million and $4.4 million in the three months ended February 28, 2006 and 2005, respectively. The increase in cash used in the current period was primarily attributable to the redemption of our $75.0 million of Floating Rate Senior Notes offset by borrowings under our Amended Revolving Credit Facility of $43.0 million and $10.1 million of common stock repurchases as compared to prior period cash used for the $3.5 million repurchase of common stock and the repayment of loans related to executive and director life insurance policies.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For the three months ended February 28, 2006 and 2005, these subsidiaries accounted for 6% and 7% of total revenues, respectively, and 3% and 4% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of Selsun Blue, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2005, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, until July 2005 Abbott Laboratories (“Abbott”), from whom we acquired Selsun Blue, continued to supply a portion of our international product and billed us in U. S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Losses of $800 and $10,000 for the three months ended February 28, 2006 and 2005, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

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

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). Under the consensus, the approach for assessing whether cash flows of the component have been eliminated from the ongoing operations of the entity focuses on whether continuing cash flows are direct or indirect cash flows. Cash flows of the component would not be eliminated if the continuing cash flows to the entity are considered direct cash flows. The consensus should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning December 1, 2005.  We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”). SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005. The adoption of SFAS 153 on December 1, 2005 did not have an impact on our financial position, results of operations or cash flows.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

The FASB also issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have described the impact of FSP 109-2 in our condensed consolidated financial statements in Note 16, Income Taxes.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” or (“SFAS No. 154.”)  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have an impact on our financial position, results of operations or cash flows.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 123R-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) (“FSP 123R-2”)”. FSP 123R-2 provides companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123R on December 1, 2005.

In November 2005, the FASB issued FSP 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R (“APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

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

Our exposure to interest rate risk currently consists of our Amended Revolving Credit Facility. Loans under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of February 28, 2006, $43,000 was outstanding under the Amended Revolving Credit Facility, and the variable rate on the Amended Revolving Credit Facility was LIBOR plus 1.25%, or 5.93%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of February 28, 2006, and a gain of $98,000, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the April 7, 2006 outstanding balance of $38.0 million of our Amended Revolving Credit Facility for the next twelve months would be approximately $0.3 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. Until July 2005, Abbott continued to supply us with a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.4 million as of February 28, 2006.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.       Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. During the quarter ended February 28, 2006, we implemented a quarterly inventory control process that management believes will ensure that inventory balances will include the appropriate amounts of overhead costs each quarter. Except for this change, there has been no change in our internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

See Note 18 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2005.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our first quarter of fiscal 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

December 1- December 31	—	$—	—	30,000,000
January 1 - January 31	—	—	—	30,000,000
February 1 - February 28	275,000	36.84	275,000	19,869,517
Total First Quarter	275,000	$36.84	275,000	19,869,517

(1)	Average price paid per share includes broker commissions.

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

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

CHATTEM, INC. (Registrant)

Dated: April 10, 2006	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

CHATTEM, INC. (Registrant)

Dated: April 10, 2006	/s/ Robert E. Bosworth
Robert E. Bosworth
President and Chief Operating Officer

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350