Form 10-Q
period 2006-05-31
CHATTEM INC
filed 2006-07-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006
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
 YES ࿳      NO ☑

As of July 6, 2006,  18,852,338 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1.      FINANCIAL INFORMATION

Item 1.               Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	MAY 31, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$13,352	$47,327
Accounts receivable, less allowances of $3,787 at May 31, 2006 and $2,338 at November 30, 2005	43,375	33,672
Other receivables	280	9,600
Inventories	28,718	23,631
Refundable income taxes	1,064	1,207
Deferred income taxes	2,296	2,478
Prepaid expenses and other current assets	3,983	5,106
Total current assets	93,068	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	29,803	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	206,268	206,387
Debt issuance costs, net	2,773	4,297
Other	5,278	4,704
Total other noncurrent assets	214,319	215,388

TOTAL ASSETS	$337,190	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	MAY 31, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$37,000
Accounts payable and other	18,146	17,238
Accrued liabilities	10,288	16,327
Total current liabilities	28,434	70,565

LONG-TERM DEBT, less current maturities	145,500	145,500

DEFERRED INCOME TAXES	29,926	27,736

OTHER NONCURRENT LIABILITIES	1,424	1,865

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,133 at May 31, 2006 and 19,668 at November 30, 2005	47,511	63,876
Retained earnings	85,826	60,853
	133,337	124,729
Unamortized value of restricted common shares issued	(1,345)	(1,818)
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	104	(83)
Foreign currency translation adjustment	(190)	(201)
Total shareholders’ equity	131,906	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,190	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,
	2006	2005	2006	2005
REVENUES:
Net sales	$79,352	$75,640	$163,329	$147,120
Royalties	59	47	106	98
Total revenues	79,411	75,687	163,435	147,218

COSTS AND EXPENSES:
Cost of sales	25,054	21,116	51,074	41,376
Advertising and promotion	24,781	20,731	51,968	41,082
Selling, general and administrative	11,528	12,335	23,119	24,219
Litigation settlement	108	(5,587)	(8,505)	(2,832)
Total costs and expenses	61,471	48,595	117,656	103,845

INCOME FROM OPERATIONS	17,940	27,092	45,779	43,373

OTHER INCOME (EXPENSE):
Interest expense	(2,456)	(3,458)	(5,300)	(6,953)
Investment and other income, net	234	255	428	402
Loss on early extinguishment of debt	—	(744)	(2,805)	(744)
Total other income (expense)	(2,222)	(3,947)	(7,677)	(7,295)

INCOME BEFORE INCOME TAXES	15,718	23,145	38,102	36,078

PROVISION FOR INCOME TAXES	5,518	7,638	13,129	11,906

NET INCOME	$10,200	$15,507	$24,973	$24,172

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,290	19,595	19,420	19,621
Weighted average and potential dilutive outstanding	19,529	20,474	19,705	20,474

NET INCOME PER COMMON SHARE:
Basic	$.53	$.79	$1.29	$1.23
Diluted	$.52	$.76	$1.27	$1.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

	FOR THE SIX MONTHS ENDED
	MAY 31, 2006	MAY 31, 2005
OPERATING ACTIVITIES:
Net income	$24,973	$24,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,891	3,107
Deferred income taxes	2,172	6,120
Tax expense from stock option plans	—	(2,807)
Excess tax benefit from stock-based compensation	(661)	—
Stock-based compensation	2,192	—
Loss on early extinguishment of debt	2,805	744
Other, net	112	51
Changes in operating assets and liabilities:
Accounts receivable	(383)	(13,428)
Inventories	(4,900)	(305)
Refundable income taxes	804	4,702
Prepaid expenses and other current assets	1,936	1,487
Accounts payable and accrued liabilities	(3,819)	(2,431)
Net cash provided by operating activities	28,122	21,412

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,091)	(1,198)
Sales of patents, trademarks and other product rights	—	3,252
Increase in other assets, net	(1,430)	(2,067)
Net cash used in investing activities	(3,521)	(13)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	(17,500)
Proceeds from borrowings under revolving credit facility	38,000	—
Repayment of policy loans	—	(1,031)
Proceeds from exercise of stock options	658	1,618
Repurchase of common shares	(21,332)	(8,596)
Increase in debt issuance costs	(15)	—
Retirement of debt issuance costs	(1,501)	(282)
Excess tax benefit from stock-based compensation	661	—
Net cash used in financing activities	(58,529)	(25,791)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(47)	16

CASH AND CASH EQUIVALENTS:
Decrease for the period	(33,975)	(4,376)
At beginning of period	47,327	40,193
At end of period	$13,352	$35,817

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares of restricted common stock at a value of $35.37 per share for the six months ended May 31, 2005	$—	$1,768

PAYMENTS FOR:
Interest	$5,933	$6,641
Taxes	$9,439	$342

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All monetary and share amounts (other than per share amounts) in these Notes are expressed in thousands.

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2005. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

2.     CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.     RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

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

Effective December 1, 2005, we adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under APB 25 and adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

For the three and six months ended May 31, 2006, we recorded compensation expense related to stock options that reduced income from operations by $1,340 and $2,192, provision for income taxes by $463 and $756, net income by $877 and $1,436 and basic and diluted net income per share by $.04 and $.07, respectively. The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We capitalized $187 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of May 31, 2006.

The weighted average grant-date fair value of stock options granted during the three months ended May 31, 2006 and 2005 was $16.56 and $23.75, respectively, and for the six months ended May 31, 2006 and 2005 was $16.83 and $21.34, respectively. For options granted subsequent to our adoption date of SFAS 123R on December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model. For options granted prior to our adoption date of SFAS 123R, we used the Black-Scholes option pricing model. The following assumptions were used to determine the fair value of stock option grants during the six months ended May 31, 2006 and 2005:

	Six Months Ended May 31,
	2006	2005
Expected life	6.0 years	5.0 years
Volatility	43%	56%
Risk-free interest rate	4.48%	3.98%
Dividend yield	0%	0%
Forfeitures	0.9%	0%

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

A summary of stock option activity for the six months ended May 31, 2006 is presented below:

	For the Six Months Ended
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2005	1,753	$23.94
Granted	432	38.01
Exercised	(66)	10.01
Cancelled	(81)	31.50

Outstanding at May 31, 2006	2,038	$27.07	6.4 years	$20,927

Exercisable at May 31, 2006	1,188	$24.81	6.3 years	$15,309

The total fair value of stock options that vested during the three and six months ended May 31, 2006 and 2005 was $1,325 and $2,185 and $2,379 and $4,078, respectively. The total intrinsic value of stock options exercised during the three and six months ended May 31, 2006 and 2005 was $976 and $4,194 and $1,836 and $4,711, respectively.

As of May 31, 2006, we had $11,105 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders. The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R. The restricted shares generally vest over a four year service period commencing upon the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period. The amortization expense related to restricted shares during the three months ended May 31, 2006 and 2005 was $184 and $383, respectively, and for the six months ended May 31, 2006 and 2005 was $367 and $702, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2005	75	$24.27
Granted	—	—
Vested	(17)	$21.13
Forfeited	(3)	$35.37
Nonvested at May 31, 2006	55	$24.76

Prior to December 1, 2005, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and six months ended May 31, 2005 as indicated below:

	For the Three Months Ended May 31, 2005	For the Six Months Ended May 31, 2005
Net income :
As reported	$15,507	$24,172
Fair value method compensation costs, net	(1,464)	(2,732)
Pro forma	$14,043	$21,440
Net income per share, basic:
As reported	$.79	$1.23
Pro forma	$.72	$1.09
Net income per share, diluted:
As reported	$.76	$1.18
Pro forma	$.69	$1.05

6.     EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and six months ended May 31, 2006 and 2005, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005

NET INCOME	$10,200	$15,507	$24,973	$24,172

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,290	19,595	19,420	19,621
Issued upon assumed exercise of outstanding stock options	203	811	248	793
Effect of issuance of restricted common shares	36	68	37	60
Weighted average and potential dilutive outstanding (1)	19,529	20,474	19,705	20,474

NET INCOME PER COMMON SHARE:
Basic	$.53	$.79	$1.29	$1.23
Diluted	$.52	$.76	$1.27	$1.18

 (1)    Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 862 and 211 shares for the three months ended May 31, 2006 and 2005, respectively, and 787 and 107 shares for the six months ended May 31, 2006 and 2005, respectively.

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

8.     SHIPPING AND HANDLING

Shipping and handling costs of $2,321 and $2,204 are included in selling expenses for the three months ended May 31, 2006 and 2005, respectively, and $4,585 and $4,061 for the six months ended May 31, 2006 and 2005, respectively.

9.     PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $205,983 as of May 31, 2006 and November 30, 2005, respectively. The gross carrying amount of intangible assets subject to amortization at May 31, 2006 and November 30, 2005, which consist primarily of non-compete agreements, was $2,139, respectively. The related accumulated amortization of intangible assets at May 31, 2006 and November 30, 2005 was $1,854 and $1,735, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2006 and 2005 was $60 and $73, respectively, and for the six months ended May 31, 2006 and 2005 was $119 and $145, respectively. Estimated annual amortization expense for these assets for the years ended November 30, 2007, 2008, 2009, 2010 and 2011 is $106, $40, $20, $0 and $0, respectively.

On February 28, 2005, we entered into an agreement to sell the trademark and product rights of our Selsun business in certain countries in Africa and Asia. As a result of the sale, $3,143 of indefinite-lived assets and $108 of intangible assets subject to amortization were retired, which resulted in an insignificant loss.

On November 30, 2005, we sold the pHisoderm line of skin care products to The Mentholatum Company, Inc. for a purchase price of $8,500 plus inventories of approximately $1,100. As a result of this transaction, we recorded a loss on product divestitures of $8,678 in the fourth quarter of fiscal 2005.

10.   INVENTORIES

Inventories consisted of the following as of May 31, 2006 and November 30, 2005:

	2006	2005

Raw materials and work in process	$13,275	$12,388
Finished goods	15,443	11,243
Total inventories	$28,718	$23,631

11.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of May 31, 2006 and November 30, 2005:

	2006	2005

Interest	$2,376	$3,201
Salaries, wages and commissions	2,772	5,991
Product advertising and promotion	1,708	2,589
Litigation settlement and legal fees	1,726	2,212
Other	1,706	2,334
Total accrued liabilities	$10,288	$16,327

12.   LONG-TERM DEBT

Long-term debt consisted of the following as of May 31, 2006 and November 30, 2005:

	2006	2005
Revolving Credit Facility due 2010 at a variable rate of 6.07% and 7.00% as of May 31, 2006 and November 30, 2005, respectively	$38,000	$—
Floating Rate Senior Notes due 2010 at a variable rate of 7.41% and 6.87% as of December 30, 2005 (date redeemed) and November 30, 2005, respectively	—	75,000
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	145,500	182,500
Less: current maturities	—	37,000
Total long-term debt, net of current maturities	$145,500	$145,500

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication. On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010. Upon successful syndication, we are able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2006 and November 30, 2005, $38,000 and $0, respectively, have been borrowed under the Amended Revolving Credit Facility, and the variable rate was 6.07% and 7.0%, respectively. Borrowings under our Amended Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Amended Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. As of July 6, 2006, we had $43,000 of borrowings outstanding under our Amended Revolving Credit Facility and our borrowing capacity was $57,000.

On February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of the 7.0% Subordinated Notes, the proceeds of which were used to purchase $204,538 of our 8.875% Senior Subordinated Notes due 2008 on February 26, 2004 and April 1, 2004 and refinance our then existing credit facility.

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. As of May 31, 2006, increases in the variable interest rate of up to $60,000 of LIBOR based borrowings could be hedged under the provisions of the cap. We had $38,000 of LIBOR based borrowings with an interest rate capped at 4.0% as of May 31, 2006. During the six months ended May 31, 2006, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $187, net of tax, was recorded to other comprehensive income. The current portion of the premium on the interest rate cap agreement of $284 is included in prepaid expenses and other current assets, and the long-term portion of $1,148 is included in other noncurrent assets. As of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of the Floating Rate Senior Notes, resulting in a loss of $60, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective as of November 30, 2005. As of May 31, 2006, a portion of the interest rate cap continued to be deemed an ineffective cash flow hedge due to the reduction of variable rate debt as a result of the redemption of the Floating Rate Senior Notes, resulting in a gain of $104, net of tax, in the condensed consolidated statement of income. The balance of the cash flow hedge was deemed to be effective as of May 31, 2006. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010.

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

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears on March 1 and September 1. Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes. The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors. At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 1, 2009 at 103.500%, March 1, 2010 at 102.333%, March 1, 2011 at 101.167% and March 1, 2012 and thereafter at 100.000%. At any time prior to March 1, 2007, we may redeem up to 35% of the aggregate principal amount of the 7.0% Subordinated Notes (including any additional 7.0% Subordinated Notes) at a redemption price of 107.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the applicable redemption rate, with the net cash proceeds of one or more qualified equity offerings; provided, that (i) at least 65.0% of the aggregate principal amount of the 7.0% Subordinated Notes remains outstanding immediately after the occurrence of such redemption (excluding the 7.0% Subordinated Notes held by us and our subsidiaries); and (ii) the redemption must occur within 90 days of the date of the closing of such qualified equity offering.

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

The future maturities of long-term debt outstanding as of May 31, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	38,000
2011	—
Thereafter	107,500
$145,500

13.   COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and six months ended May 31, 2006 and 2005, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005

Net income	$10,200	$15,507	$24,973	$24,172
Other - interest rate cap adjustment	134	(168)	187	(199)
Other - foreign currency translation adjustment	(231)	(112)	11	(106)
Total	$10,103	$15,227	$25,171	$23,867

14.   STOCK REPURCHASE

In the second quarter of fiscal 2006, we repurchased 324 shares for $11,201 at an average price of $34.59 per share. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued. Subsequent to May 31, 2006 and through July 6, 2006, we have repurchased 281 shares at an average price of $30.63.

On June 26, 2006, we announced the commencement of a solicitation of consents from the holders of the 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100,000 of our common stock under the terms of our existing stock repurchase program. As of July 6, 2006, the current amount available under the authorization from the Board of Directors was $97,533.

15.           RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee's compensation. Our contributions are based on computations by independent actuaries. Plan assets at May 31, 2006 and November 30, 2005 were invested primarily in United States government and agency securities and corporate debt and equity securities. Effective December 31, 2000, participation and benefits under the Plan were frozen.

Net periodic pension cost for the three and six months ended May 31, 2006 and 2005 included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	156	155	311	310
Actual return on plan assets	(226)	(214)	(451)	(428)
Net amortization and deferral	—	7	—	14
Net pension cost (benefit)	$(70)	$(52)	$(140)	$(104)

No employer contributions were made for the three and six months ended May 31, 2006 and 2005, and no employer contributions are expected to be made in fiscal 2006.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective May 31, 2006, we adopted an amendment to change the eligibility requirements for employee participation and limit the annual benefit to be paid. This action resulted in a curtailment gain of $496 in the three months ended May 31, 2006 and is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Employer contributions expected for fiscal 2006 are approximately $69.

Net periodic postretirement health care benefits cost for the three and six months ended May 31, 2006 and 2005 included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005
Service cost	$20	$18	$40	$36
Interest cost on accumulated postretirement benefit obligation	22	21	44	42
Amortization of prior service cost	4	4	8	8
Amortization of net gain	(4)	(4)	(8)	(8)
Curtailment gain	(496)	—	(496)	—
Net periodic postretirement benefits cost (benefit)	$(454)	$39	$(412)	$78

16.   INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the six months ended May 31, 2006 was 34.5%, as compared to 33.0% in the six months ended May 31, 2005.

Undistributed earnings of Chattem Canada amounted to approximately $830 and $929 for the three and six months ended May 31, 2006, respectively. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

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

17.   PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three and six months ended May 31, 2006 and 2005 are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2006	2005	2006	2005
Topical pain care products	$28,397	$25,044	$60,838	$46,452
Medicated skin care products	15,389	15,833	32,280	33,457
Dietary supplements	8,909	10,280	17,762	18,940
Medicated dandruff shampoos and conditioner	8,461	7,888	20,278	17,688
Other OTC and toiletry products	10,997	9,639	19,438	17,716
Total	$72,153	$68,684	$150,596	$134,253

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

The Dexatrim PPA settlement includes claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants have either withdrawn their claims or cannot be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled nine of the opt out claims. The five remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of July 6, 2006, three of the five remaining opt out claimants have filed lawsuits against us that we are continuing to defend.

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust by our insurance carriers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA. Over the past two years, we have resolved substantially all of the claims submitted in the Dexatrim PPA settlement. On June 14, 2006, we filed a motion to dissolve the settlement trust. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and Sidmak Laboratories, Inc. Payment of claims through the settlement trust is now substantially complete and we could recover up to approximately $8,500 from the settlement trust after all claims and expenses of the settlement trust have been paid. If realized, this potential recovery is estimated to occur before the end of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the three and six months ended May 31, 2006, we incurred and recorded $108 and $245, respectively, of legal expenses related to the Dexatrim litigation.

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

In order to resolve DELACO’s indemnity obligations to us, we entered into a settlement agreement with DELACO dated June 30, 2005 (“the DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998, and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust that was established under DELACO’s bankruptcy plan agreed to pay us $8,750 and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8,750 on March 17, 2006, which is included in our condensed consolidated statement of income, net of legal expenses, as litigation settlement for the six months ended May 31, 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust.

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

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal. For the current annual policy period beginning June 1, 2006, we maintain product liability insurance coverage in the amount of $25,000 through our captive insurance subsidiary, of which approximately $6,467 has been funded as of July 6, 2006. We also have $20,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

We were named as a defendant in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004, relating to the labeling, advertising, promotion and sale of our Bullfrog suncare products. We filed an answer to this lawsuit on June 28, 2004. An amended complaint was filed March 29, 2006, pursuant to a court order formally consolidating this lawsuit with eight existing lawsuits involving other manufacturers of sunscreen products into a coordinated proceeding in California state court. The amended lawsuit seeks class certification of all persons who purchased our Bullfrog sun care products in California during a four-year period prior to February 11, 2004. The amended lawsuit seeks restitution and/or disgorgement of profits, actual damages, injunctive relief, punitive damages and attorneys fees and costs arising out of alleged deceptive, untrue or misleading advertising and breach of warranty, fraudulent or negligent misrepresentations, in connection with the manufacturing, labeling, advertising, promotion and sale of Bullfrog products in California. We filed an answer to the lawsuit in April 2006, and we are vigorously defending this lawsuit.

We have been named as a defendant in a putative class action suit filed in the Superior Court of the State of California, County of Los Angeles, on January 13, 2005. The lawsuit seeks injunctive relief, compensatory damages and attorneys fees against us under the California Business and Professions Code, arising out of alleged deceptive, untrue or misleading advertising and breach of express warranty in connection with the manufacturing, labeling, advertising, promotion and sale of certain Dexatrim Natural products. The lawsuit seeks certification of a class consisting of all persons who purchased Dexatrim Natural in California during the four-year period prior to the filing of the lawsuit up to the date of any judgment obtained. The plaintiff has stipulated that the amount in controversy with respect to each individual claim and each member of the proposed class in the action does not exceed $75. We filed an answer on March 1, 2006. On May 23, 2006, the Court denied the plaintiff’s motion to certify a class action. We expect this ruling to conclude this litigation.

On March 9, 2006, we were named in a lawsuit filed in the Southern District of New York by Novogen, Inc. Novogen alleges that our product New Phase infringes upon Novogen patents by containing certain phytoestrogens from clover or equivalent sources. Novogen seeks to force us to reformulate our product and to recover damages. We filed an answer to the lawsuit on April 12, 2006 and we are vigorously defending Novogen’s allegations.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol. In February 2006, we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body patch containing 0.025% capsaicin. All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final. For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized. If neither action described above is successful and the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap, Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least twelve months to rule on an NDA once it is submitted.

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

In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs (“NSAID’s”) for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx®, Bextra®, and Celebrex®. In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID’s. Well-known OTC NSAID’s such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s, were affected by this regulatory action. Manufacturers of OTC NSAID’s were asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our Pamprin All Day product, which contains naproxen sodium, is subject to these new labeling requirements. Pamprin All Day is manufactured for us by The Perrigo Company (“Perrigo”), holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo made the mandated labeling changes within the time frame required by the FDA. Product with revised labeling compliant with new FDA regulations began shipping in February 2006. We are also aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in Pamprin and Prēmsyn PMS. We are also aware that the FDA will revise acetaminophen labeling to reflect the concerns similar to NSAID analgesics such as naproxen.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA's concern. The FDA will address both issues in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure that will cause the industry to relabel its analgesic products to better inform consumers.

During the finalization of the monograph on sunscreen products, the FDA chose to hold in abeyance specific requirements relating to the characterization of a product’s ability to reduce UVA radiation. A final ruling on this matter would be expected to result in new UVA testing requirements and subsequent labeling changes related to sun protection factor, or SPF, ratings, and other labeling claims. We expect that the FDA may take action on this matter within the next six months. If implemented, the final rules would likely result in new testing requirements and revised labeling of our Bullfrog product line, and all of our competitors’ products in the suncare category, within one year after issuance of the final rules.

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65. Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels. From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65. If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers. Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels. The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state’s list of suspected carcinogens. Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titanium dioxide presents “no significant risk” to consumers.

In March, 2006, the FDA conducted a routine site audit of our manufacturing plants and laboratories. There were no material adverse findings resulting from the audit.

19.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of May 31, 2006 arose in conjunction with Chattem’s Amended Revolving Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2006 is $145,500.

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

MAY 31, 2006
(Unaudited and in thousands)
ASSETS	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$1,458	$2,002	$9,892	$—	$13,352
Accounts receivable, less allowances of $3,787	38,376	11,770	4,999	(11,770)	43,375
Other receivables	280	—	—	—	280
Interest receivable	17	625	—	(642)	—
Inventories	22,639	2,687	3,392	—	28,718
Refundable income taxes	1,064	—	—	—	1,064
Deferred income taxes	2,261	—	35	—	2,296
Prepaid expenses and other current assets	1,868	—	2,145	(30)	3,983
Total current assets	67,963	17,084	20,463	(12,442)	93,068

PROPERTY, PLANT AND EQUIPMENT, NET	28,477	775	551	—	29,803

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	285	268,273	—	(62,290)	206,268
Debt issuance costs, net	2,773	—	—	—	2,773
Investment in subsidiaries	296,593	33,000	66,860	(396,453)	—
Note receivable	—	33,000	—	(33,000)	—
Other	5,278	—	—	—	5,278
Total other noncurrent assets	304,929	334,273	66,860	(491,743)	214,319

TOTAL ASSETS	$401,369	$352,132	$87,874	$(504,185)	$337,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	15,288	—	2,858	—	18,146
Accrued liabilities	17,577	1,480	3,673	(12,442)	10,288
Total current liabilities	32,865	1,480	6,531	(12,442)	28,434

LONG-TERM DEBT, less current maturities	145,500	—	33,000	(33,000)	145,500

DEFERRED INCOME TAXES	(1,696)	31,622	—	—	29,926

OTHER NONCURRENT LIABILITIES	1,424	—	—	—	1,424

INTERCOMPANY ACCOUNTS	91,368	(96,169)	4,801	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,133	47,511	—	—	—	47,511
Shares of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	85,826	85,494	3,408	(88,902)	85,826
Total	133,337	415,199	43,211	(458,410)	133,337
Unamortized value of restricted common shares issued	(1,345)	—	—	—	(1,345)
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	104	—	—	—	104
Foreign currency translation adjustment	(188)	—	331	(333)	(190)
Total shareholders’ equity	131,908	415,199	43,542	(458,743)	131,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,369	$352,132	$87,874	$(504,185)	$337,190

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2005
(In thousands)
ASSETS	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$36,647	$1,982	$8,698	$—	$47,327
Accounts receivable, less allowances of $2,338	29,220	11,181	4,452	(11,181)	33,672
Other receivables	9,600	—	—	—	9,600
Interest receivable	17	625	—	(642)	—
Inventories	18,192	2,429	3,010	—	23,631
Refundable income taxes	1,207	—	—	—	1,207
Deferred income taxes	2,478	—	—	—	2,478
Prepaid expenses and other current assets	4,241	—	1,285	(420)	5,106
Total current assets	101,602	16,217	17,445	(12,243)	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	28,567	775	542	—	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	404	268,273	—	(62,290)	206,387
Debt issuance costs, net	4,297	—	—	—	4,297
Investment in subsidiaries	276,987	33,000	66,860	(376,847)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,704	—	—	—	4,704
Total other noncurrent assets	286,392	334,273	66,860	(472,137)	215,388

TOTAL ASSETS	$416,561	$351,265	$84,847	$(484,380)	$368,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$37,000	$—	$—	$—	$37,000
Accounts payable and other	14,841	—	2,397	—	17,238
Accrued liabilities	21,432	969	6,169	(12,243)	16,327
Total current liabilities	73,273	969	8,566	(12,243)	70,565

LONG-TERM DEBT, less current maturities	145,500	—	33,000	(33,000)	145,500

DEFERRED INCOME TAXES	(795)	28,531	—	—	27,736

OTHER NONCURRENT LIABILITIES	1,865	—	—	—	1,865

INTERCOMPANY ACCOUNTS	74,088	(75,941)	1,853	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,668	63,876	—	—	—	63,876
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	60,853	68,001	1,582	(69,583)	60,853
Total	124,729	397,706	41,385	(439,091)	124,729
Unamortized value of restricted common shares issued	(1,818)	—	—	—	(1,818)
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	(83)	—	—	—	(83)
Foreign currency translation adjustment	(198)	—	43	(46)	(201)
Total shareholders’ equity	122,630	397,706	41,428	(439,137)	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$416,561	$351,265	$84,847	$(484,380)	$368,293

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$136,865	$42,143	$10,143	$(25,716)	$163,435

COSTS AND EXPENSES:
Cost of sales	42,951	5,064	4,501	(1,442)	51,074
Advertising and promotion	44,124	5,328	2,516	—	51,968
Selling, general and administrative	22,795	(146)	470	—	23,119
Litigation settlement	(8,505)	—	—	—	(8,505)
Equity in subsidiary income	(19,319)	—	—	19,319	—
Total costs and expenses	82,046	10,246	7,487	17,877	117,656

INCOME FROM OPERATIONS	54,819	31,897	2,656	(43,593)	45,779

OTHER INCOME (EXPENSE):
Interest expense	(5,310)	—	(1,228)	1,238	(5,300)
Investment and other income, net	265	1,261	1,389	(2,487)	428
Loss on early extinguishment of debt	(2,805)	—	—	—	(2,805)
Royalties	(21,388)	(2,886)	—	24,274	—
Corporate allocations	1,682	(1,652)	(30)	—	—
Total other income (expense)	(27,556)	(3,277)	131	23,025	(7,677)

INCOME BEFORE INCOME TAXES	27,263	28,620	2,787	(20,568)	38,102

PROVISION FOR INCOME TAXES	2,290	9,877	962	—	13,129

NET INCOME	$24,973	$18,743	$1,825	$(20,568)	$24,973

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2005
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$119,374	$40,447	$10,372	$(22,975)	$147,218

COSTS AND EXPENSES:
Cost of sales	33,290	4,964	4,687	(1,565)	41,376
Advertising and promotion	31,881	7,009	2,192	—	41,082
Selling, general and administrative	23,311	193	715	—	24,219
Litigation settlement	(4,908)	—	2,076	—	(2,832)
Equity in subsidiary income	(15,878)	—	—	15,878	—
Total costs and expenses	67,696	12,166	9,670	14,313	103,845

INCOME FROM OPERATIONS	51,678	28,281	702	(37,288)	43,373

OTHER INCOME (EXPENSE):
Interest expense	(6,953)	—	(1,255)	1,255	(6,953)
Investment and other income, net	324	1,248	1,335	(2,505)	402
Loss on early extinguishment of debt	(744)	—	—	—	(744)
Royalties	(18,385)	(3,025)	—	21,410	—
Corporate allocations	1,722	(1,690)	(32)	—	—
Total other income (expense)	(24,036)	(3,467)	48	20,160	(7,295)

INCOME BEFORE INCOME TAXES	27,642	24,814	750	(17,128)	36,078

PROVISION FOR INCOME TAXES	3,470	8,189	247	—	11,906

NET INCOME	$24,172	$16,625	$503	$(17,128)	$24,172

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$24,973	$18,743	$1,825	$(20,568)	$24,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,702	—	189	—	2,891
Deferred income taxes	(884)	3,091	(35)	—	2,172
Excess tax benefit from stock-based compensation	(661)	—	—	—	(661)
Stock-based compensation	2,192	—	—	—	2,192
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	65	—	47	—	112
Equity in subsidiary income	(20,568)	—	—	20,568	—
Changes in operating assets and liabilities:
Accounts receivable	164	(588)	(547)	588	(383)
Inventories	(4,260)	(257)	(383)	—	(4,900)
Refundable income taxes	804	—	—	—	804
Prepaid expenses and other current assets	2,372	—	(46)	(390)	1,936
Accounts payable and accrued liabilities	(2,096)	510	(2,035)	(198)	(3,819)
Net cash provided by (used in) operating activities	7,608	21,499	(985)	—	28,122

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,893)	—	(198)	—	(2,091)
Increase in other assets, net	(905)	—	(525)	—	(1,430)
Net cash used in investing activities	(2,798)	—	(723)	—	(3,521)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	38,000	—	—	—	38,000
Proceeds from exercise of stock options	658	—	—	—	658
Repurchase of common shares	(21,332)	—	—	—	(21,332)
Increase in debt issuance costs	(15)	—	—	—	(15)
Retirement of debt issuance costs	(1,501)	—	—	—	(1,501)
Excess tax benefit from stock-based compensation	661	—	—	—	661
Changes in intercompany accounts	18,530	(20,229)	1,699	—	—
Dividends paid	—	(1,250)	1,250	—	—
Net cash (used in) provided by financing activities	39,999	(21,479)	2,949	—	(58,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(47)	—	(47)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(35,189)	20	1,194	—	(33,975)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$1,458	$2,002	$9,892	$—	$13,352

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2005
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$24,172	$16,625	$503	$(17,128)	$24,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,075	—	32	—	3,107
Deferred income taxes	3,163	2,957	—	—	6,120
Tax (expense) benefit realized from stock option plans	(2,807)	—	—	—	(2,807)
Loss on early extinguishment of debt	744	—	—	—	744
Other, net	67	—	(16)	—	51
Equity in subsidiary income	(17,128)	—	—	17,128	—
Changes in operating assets and liabilities:
Accounts receivable	(15,239)	(9,533)	(1,328)	12,672	(13,428)
Interest receivable	(17)	(619)	—	636	—
Inventories	(660)	927	(572)	—	(305)
Refundable income taxes	4,702	—	—	—	4,702
Prepaid expenses and other current assets	1,545	—	(58)	—	1,487
Accounts payable and accrued liabilities	8,126	1,919	832	(13,308)	(2,431)
Net cash provided by (used in) operating activities	9,743	12,276	(607)	—	21,412

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,188)	—	(10)	—	(1,198)
Sales of patents, trademarks and other product rights	3,252	—	—	—	3,252
Increase in other assets, net	43	—	(2,110)	—	(2,067)
Net cash provided by (used in) investing activities	2,107	—	(2,120)	—	(13)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Repayment of policy loans	(1,031)	—	—	—	(1,031)
Proceeds from exercise of stock options	1,618	—	—	—	1,618
Repurchase of common shares	(8,596)	—	—	—	(8,596)
Debt retirement costs	(282)	—	—	—	(282)
Changes in intercompany accounts	11,263	(10,405)	(858)	—	—
Dividends paid	—	(1,250)	1,250	—	—
Net cash (used in) provided by financing activities	(14,528)	(11,655)	392	—	(25,791)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	16	—	16

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(2,678)	621	(2,319)	—	(4,376)
At beginning of period	28,344	1,967	9,882	—	40,193
At end of period	$25,666	$2,588	$7,563	$—	$35,817

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

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 31.8% of our total revenues in the six months ended May 31, 2006. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

Developments During Fiscal 2006

Products

In the first quarter of fiscal 2006, we introduced or completed the introduction of the following product line extensions: Icy Hot Pro-Therapy, Selsun Salon, Bullfrog Mosquito Coast, Garlique CardioAssist, Capzasin Back & Body Patch and Pamprin Max. In the second quarter of fiscal 2006, we introduced Dexatrim Max2O.

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

Stock Repurchase

During the first six months of fiscal 2006, we repurchased 598,800 shares of our common stock under our stock repurchase program for $21.3 million at an average price of $35.62.

On June 26, 2006, we announced the commencement of a solicitation of consents from the holders of the 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional

$85.0 million, including payments for the repurchase of our common stock. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program. As of July 6, 2006, the current amount available under the authorization from the Board of Directors was $97.5 million.

Litigation

During the fourth quarter of fiscal 2005, we resolved substantially all of the claims submitted in the Dexatrim PPA settlement. A total of $70.9 million was previously funded into a settlement trust by our insurers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA, for the purpose of paying claims in the settlement. On June 14, 2006, we filed a motion to dissolve the settlement trust. Any funds remaining in the settlement trust after all claims and expenses of the trust have been paid will be distributed as approved by the court in accordance with the class action settlement agreement and our settlement agreements with each of Kemper Indemnity Insurance Company and the product manufacturer. Payment of claims through the settlement trust is now substantially complete and we could recover up to approximately $8.5 million from the settlement trust after all claims and expenses of the settlement trust have been paid. If realized, this potential recovery is estimated to occur before the end of fiscal 2006. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the three and six months ended May 31, 2006, we incurred and recorded $0.1 million and $0.2 million, respectively, of legal expenses related to the Dexatrim litigation.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan agreed to pay us $8.75 million and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8.75 million on March 17, 2006, which is included in our condensed consolidated statements of income, net of legal expenses, as litigation settlement for the six months ended May 31, 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	31.6	27.9	31.3	28.1
Advertising and promotion	31.2	27.4	31.8	27.9
Selling, general and administrative	14.5	16.3	14.1	16.5
Litigation settlement	0.1	(7.4)	(5.2)	(1.9)
Total costs and expenses	77.4	64.2	72.0	70.6

INCOME FROM OPERATIONS	22.6	35.8	28.0	29.4

OTHER INCOME (EXPENSE):
Interest expense	(3.1)	(4.5)	(3.3)	(4.7)
Investment and other income, net	0.3	0.3	0.3	0.3
Loss on early extinguishment of debt	—	(1.0)	(1.7)	(0.5)
Total other income (expense)	(2.8)	(5.2)	(4.7)	(4.9)

INCOME BEFORE INCOME TAXES	19.8	30.6	23.3	24.5

PROVISION FOR INCOME TAXES	6.9	10.1	8.0	8.1

NET INCOME	12.9%	20.5%	15.3%	16.4%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the condensed consolidated financial statements for the three and six months ended May 31, 2006:

Allowance for Doubtful Accounts

As of May 31, 2006, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the second quarter of fiscal 2006, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts. The balance of allowance for doubtful accounts was $0.3 million at May 31, 2006 and November 30, 2005, respectively.

Revenue Recognition

Revenue is recognized when our products are shipped and title transfers to our customers. It is generally our policy across all classes of customers that all sales are final. As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors. As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and consideration of discontinued products, product divestitures, estimated inventory levels held by our customers and retail point of sale data on existing and newly introduced products. The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions. We charge the allowance account for product returns when the customer provides appropriate supporting documentation that the product is properly destroyed or upon receipt of the product.

We separate returns into the two categories of seasonal and non-seasonal products. We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period. To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail. This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns. This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data. We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance. Our estimate of product returns for seasonal and non-seasonal products as of May 31, 2006 was $1.7 million and $0.8 million, respectively, and $0.2 million and $0.6 million, respectively, as of November 30, 2005. As of May 31, 2006 and November 30, 2005, estimated returns of pHisoderm product was $0.2 million and $0.7 million, respectively, due to our November 30, 2005 divestiture of this brand. As a result of higher sales volumes in the six months ended May 31, 2006 and 2005, we increased our estimate of seasonal returns by approximately $1.5 million and $0.9 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the six months ended May 31, 2006 and 2005, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point of sale data, we increased our estimate of non-seasonal returns by approximately $0.2 million and $0.8 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. Each percentage point change in the seasonal return rate would impact net sales by approximately $0.1 million for the six months ended May 31, 2006. Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.4 million for the six months ended May 31, 2006.

We routinely enter into agreements with customers to participate in promotional programs. The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run. During the first six months of fiscal 2006 and 2005, our cooperative advertising reimbursements did not exceed the fair value of the benefits received under those programs.

We analyze promotional programs in two primary categories -- coupons and vendor allowances. Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us. We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data. The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year. Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered. The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments. Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances. The costs of these programs is often variable based on the number of units actually sold. As of May 31, 2006, the coupon and vendor allowances accruals were $2.1 million and $3.7 million, respectively, and $0.6 million and $1.1 million, respectively, as of November 30, 2005.  Each percentage point change in promotional program participation would impact net sales by $0.1 million and advertising and promotion expense by an insignificant amount for the six months ended May 31, 2006.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the six months ended May 31, 2006 was 34.5%, as compared to

33.0% in the six months ended May 31, 2005. The increased tax rate is primarily the result of the expiration of a previously enacted tax law related to tax credits for qualifying research and development costs.

Compensation Expense

Effective December 1, 2005, we adopted SFAS 123R using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123R. We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In the second quarter of fiscal 2006, we recorded compensation expense related to stock options that reduced income from operations by $1.3 million, provision for income taxes by $0.5 million, net income by $0.9 million and basic and diluted net earnings per share by $0.04. In the first half of fiscal 2006, we recorded stock option expense that reduced income from operations by $2.2 million, provision for income taxes by $0.8 million, net income by $1.4 million and basic and diluted net earnings per share by $0.07. We capitalized $0.2 million of stock option compensation cost as a component of the carrying cost of inventory on-hand as of May 31, 2006. As of May 31, 2006, we had $11.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of approximately two years.

For a summary of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2005 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended May 31, 2006 and 2005

To facilitate discussion of our operating results for the three months ended May 31, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Income:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$72,153	$68,684	$3,469	5.1%
International revenues (including royalties)	7,258	7,003	255	3.6
Total revenues	79,411	75,687	3,724	4.9
Cost of sales	25,054	21,116	3,938	18.6
Advertising and promotion expense	24,781	20,731	4,050	19.5
Selling, general and administrative expense	11,528	12,335	(807)	(6.5)
Litigation settlement	108	(5,587)	5,695	101.9
Interest expense	2,456	3,458	(1,002)	(29.0)
Loss on early extinguishment of debt	—	744	(744)	(100.0)
Net income	10,200	15,507	(5,307)	(34.2)

Domestic Net Sales

Domestic net sales for the three months ended May 31, 2006 increased $3.5 million, or 5.1%, to $ 72.2 million from $68.7 million in the prior year quarter. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$28,397	$25,044	$3,353	13.4%
Medicated skin care products	15,389	15,833	(444)	(2.8)
Dietary supplements	8,909	10,280	(1,371)	(13.3)
Medicated dandruff shampoos and conditioner	8,461	7,888	573	7.3
Other OTC and toiletry products	10,997	9,639	1,358	14.1
Total	$72,153	$68,684	$3,469	5.1

Net sales in the topical pain care category increased $3.4 million, or 13.4% for the second quarter of fiscal 2006 compared to the prior year quarter, due primarily to sales of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert products and increased sales of Capzasin behind the Capzasin Back and Body Patch. Excluding sales of Icy Hot Pro-Therapy, the category declined 1.1% compared to the prior year quarter.

Net sales in the medicated skin care products category decreased $0.4 million, or 2.8%, in the second quarter of fiscal 2006 compared to the prior year quarter which included pHisoderm sales of $2.5 million. Net sales of Gold Bond increased 11.0% behind increased sales of Gold Bond Medicated Body Lotion, Gold Bond Ultimate Healing Lotion and the Gold Bond foot care line, offset in part by the discontinued first aid business. Sampling and continued media support of the Gold Bond lotion products resulted in continued strength of the lotion business. Net sales of Gold Bond powder products declined 4.8% for the second quarter of fiscal 2006 compared to the prior year quarter due partly to the initial pipeline of Gold Bond Ultimate Comfort Body Powder during the second quarter of fiscal 2005.

Net sales in the dietary supplements category decreased $1.4 million, or 13.3%, for the second quarter of fiscal 2006 compared to the prior year quarter. Excluding the discontinued All-in-One bar, net sales of Dexatrim increased 11.6%, which was led by the initial sell-in of Dexatrim Max20 in the quarter. Net sales of Garlique were 12.6% lower for the second quarter of fiscal 2006 due to decreased advertising support, and net sales of New Phase decreased in the second quarter of fiscal 2006 compared to the prior year quarter due to New Phase Extra Strength being introduced in the first quarter of 2005.

Net sales in the medicated dandruff shampoos and conditioner category increased $0.6 million, or 7.3%, in the second quarter of fiscal 2006 compared to the prior year quarter as a result of the distribution of Selsun Salon. Sales of Selsun Blue declined 3.0% for the quarter primarily due to increased media support and promotional activity among competitive brands.

Net sales in the other OTC and toiletry products category increased $1.4 million, or 14.1%, in the second quarter of 2006 versus the second quarter of 2005 due primarily to increased sales of Pamprin and Bullfrog, which was led by new products, Pamprin MAX and Bullfrog Mosquito Coast.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the second quarter of fiscal 2006, international revenues increased $0.3 million, or 3.6%, compared to the second quarter of fiscal 2005 due principally to strengthening distributor sales of Selsun in certain European and Middle Eastern countries. Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 31.6% for the second quarter of fiscal 2006 as compared to 27.9% in the prior year quarter. Gross margin for the second quarter of fiscal 2006 was 68.4% compared to 72.1% in the prior year quarter. The gross margin decline was largely attributable to the launch of Icy Hot Pro-Therapy which has lower gross margins than our other products.

Advertising and Promotion Expense

Advertising and promotion expenses in the second quarter of fiscal 2006 increased $4.1 million, or 19.5%, as compared to the prior year quarter and were 31.2% of total revenues for the three months ended May 31, 2006 compared to 27.4% for the prior year quarter. The increase in advertising and promotion expense for the current period reflects the support for new product introductions.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $0.8 million, or 6.5%, compared to the prior year quarter. Selling, general and administrative expenses were 14.5% and 16.3% of total revenues for the second quarter of fiscal 2006 and 2005, respectively. The decrease was attributable to lower compensation expense and a curtailment gain of $0.5 million resulting from modifications to our post retirement health benefit plan in the current period, offset in part by share-based payment expense under SFAS 123R (as defined below in Recent Accounting Pronouncements) in the current period.

Litigation Settlement

Litigation settlement costs of $0.1 million were recorded in the second quarter of fiscal 2006 compared to the reversal of a previously recorded charge. This $6.0 million change in estimate was offset by net legal expenses of $0.5 million in the second quarter of 2005.

Interest Expense

Interest expense decreased $1.0 million, or 29.0%, in the second quarter of fiscal 2006 as compared to the prior year quarter, reflecting the impact of the redemption of the $75.0 million of Floating Rate Senior Notes and a 1.34 percentage point reduction in the interest rate on borrowings outstanding under the Amended Revolving Credit Facility compared to the interest rate on the Floating Rate Senior Notes at the time of redemption, offset in part by borrowings under our Amended Revolving Credit Facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the second quarter of 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million. No corresponding charge was incurred in second quarter of fiscal 2006.

Comparison of Six Months Ended May 31, 2006 and 2005

To facilitate discussion of our operating results for the six months ended May 31, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Operations:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$150,596	$134,253	$16,343	12.2%
International revenues (including royalties)	12,839	12,965	(126)	(1.0)
Total revenues	163,435	147,218	16,217	11.0
Cost of sales	51,074	41,376	9,698	23.4
Advertising and promotion expense	51,968	41,082	10,886	26.5
Selling, general and administrative expense	23,119	24,219	(1,100)	(4.5)
Litigation settlement	(8,505)	(2,832)	(5,673)	(200.3)
Interest expense	5,300	6,953	(1,653)	(23.8)
Loss on early extinguishment of debt	2,805	744	2,061	277.0
Net income	24,973	24,172	801	3.3

Domestic Net Sales

Domestic net sales for the six months ended May 31, 2006 increased $16.3 million, or 12.2%, as compared to the corresponding period of 2005. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$60,838	$46,452	$14,386	31.0%
Medicated skin care products	32,280	33,457	(1,177)	(3.5)
Dietary supplements	17,762	18,940	(1,178)	(6.2)
Medicated dandruff shampoos and conditioner	20,278	17,688	2,590	14.6
Other OTC and toiletry products	19,438	17,716	1,722	9.7
Total	$150,596	$134,253	$16,343	12.2

Net sales growth in the topical pain care products category increased $14.4 million, or 31.0%, for the first six months of fiscal 2006 compared to the same period in fiscal 2005, due to the launch of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert products and a 37% increase in sales of Capzasin, led by the new Capzasin Back & Body Patch. Excluding sales of Icy Hot Pro-Therapy, the category declined 2.2% compared to the same period of prior year.

Net sales in the medicated skin care products category decreased $1.2 million, or 3.5%, for the first six months of fiscal 2006 compared to the same period in fiscal 2005, which included pHisoderm sales of $5.4 million. Net sales of Gold Bond increased 11.9% behind increased sales of Gold Bond Medicated Body Lotion and Gold Bond Ultimate Healing Lotion. Net sales of Gold Bond powder declined 9.0% for the first six months of fiscal 2006 compared to the prior year period due partly to the prior year pipeline volume of Gold Bond Ultimate Comfort Powder.

Net sales in the dietary supplements category decreased $1.2 million, or 6.2%, for the first six months of fiscal 2006 as compared to the same period in 2005. Excluding the discontinued All-in-One bar, net sales of Dexatrim increased 30.6%, which was led by the initial sell-in of Dexatrim Max2O in the first six months of fiscal 2006, offset by a reduction in net sales of New Phase compared to the prior year period due to New Phase Extra Strength being introduced in the first quarter of 2005.

Net sales in the medicated dandruff shampoos and conditioner category increased $2.6 million, or 14.6%, for the first six months of fiscal 2006 compared to the first half of 2005 reflecting the launch of Selsun Salon. Sales of Selsun Blue decreased 6.8% in the first six months of fiscal 2006 compared to the same period in 2005 due to increased media support and promotional activity among competitive brands.

Net sales in the other OTC and toiletry products category increased $1.7 million, or 9.7%, for the first six months of fiscal 2006 compared to the same period in fiscal 2005 due to the introduction of new products, Pamprin MAX and Bullfrog Mosquito Coast.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

International Revenues

For the six months ended May 31, 2006, international revenues decreased $0.1 million, or 1.0%, as compared to the same period in fiscal 2005, primarily due to the reduction of sales as a result of the divestiture of pHisoderm at the end of fiscal 2005 and the suspension of distribution in a single European market in mid-2005, partially offset by the successful introductions of Icy Hot in Canada and Mexico. Sales variances for international operations were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales as a percentage of total revenues was 31.3% for the six months ended May 31, 2006 as compared to 28.1% for the comparable period of fiscal 2005. Gross Margin for the six months ended May 31, 2006 was 68.7% compared to 71.9% for the same period in fiscal 2005. The gross margin decline was largely attributable to the launch of Icy Hot Pro-Therapy which has lower gross margins than our other products.

Advertising and Promotion Expense

Advertising and promotion expenses for the six months ended May 31, 2006 increased $10.9 million, or 26.5%, as compared to the same period in fiscal 2005 and were 31.8% of total revenues for the six months ended May 31, 2006 compared to 27.9% for the comparable period of fiscal 2005. The increase in advertising and promotion expense for the first six months of fiscal 2006 reflects the support for new product introductions.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended May 31, 2006 decreased $1.1 million, or 4.5%, as compared to the same period of fiscal 2005. Selling, general and administrative expenses were 14.1% and 16.5% of total revenues for the six months ended May 31, 2006 and 2005, respectively. The decrease was attributable to lower compensation expense in the current period reflecting payments associated with restricted stock grants in the prior year period and a curtailment gain of $0.5 million resulting from modifications to our post retirement health benefit plan, offset in part by share-based payment expense under SFAS 123R (as defined below in Recent Accounting Pronouncements) and higher freight costs in the current period.

Litigation Settlement

Litigation settlement for the six months ended May 31, 2006 reflects the $8.75 million recovery from the DELACO settlement trust ($8.5 million net of legal expenses for the first six months of 2006) in the Dexatrim litigation settlement compared to the reversal of a charge of $6.0 million related to the Dexatrim litigation, $0.5 million reimbursement from the settlement trust for previously incurred administrative cost, offset by legal expenses and ephedrine-related claims of $3.7 million related to the settlement of Dexatrim litigation.

Interest Expense

Interest expense decreased $1.7 million, or 23.8%, in the six months ended May 31, 2006 as compared to the same period in fiscal 2005. The decrease was largely the result of the redemption of the $75.0 million of Floating Rate Senior Notes and a 1.34 percentage point reduction in the interest rate on borrowings outstanding under the Amended Revolving Credit Facility compared to the interest rate on the Floating Rate Senior Notes at the time of redemption, offset in part by borrowings under our Amended Revolving Credit Facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006. As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the six months ended May 31, 2006. During the second quarter of 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $28.1 million and $21.4 million was provided by operations for the six months ended May 31, 2006 and 2005, respectively. The increase in cash flows from operations over the prior year period was primarily attributable to the reduction in other receivables, which includes the $9.6 million receivable from the sale of pHisoderm, a loss on early extinguishment of debt of $2.8 million related to the redemption of our $75.0 million of Floating Rate Senior Notes and non-cash stock based compensation expense, offset by increased inventories related to new products.

Investing activities used cash of $3.5 million and $13,000 in the six months ended May 31, 2006 and 2005, respectively. The increase in cash used is primarily related to the first six months of 2005 containing proceeds of $3.3 million received from the sale of our Selsun business in certain countries in Africa and Asia and an increase in capital expenditures in the first six months of 2006 as compared to the same period of 2005.

Financing activities used cash of $58.5 million and $25.8 million in the six months ended May 31, 2006 and 2005, respectively. The increase was primarily attributable to the redemption of our $75.0 million of Floating Rate Senior Notes offset by borrowings under our Amended Revolving Credit Facility of $38.0 million and $21.3 million of common stock repurchases as compared to $8.6 million of common stock repurchases in the first six months of 2005.

As of July 6, 2006, our borrowing capacity under our Amended Revolving Credit Facility was $57.0 million.

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

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For the six months ended May 31, 2006 and 2005, these subsidiaries accounted for 7% of total revenues, respectively, and 4% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of Selsun Blue, which is sold in approximately 70 foreign countries, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2005, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, until July 2005 Abbott Laboratories (“Abbott”), from whom we acquired Selsun Blue, continued to supply a portion of our international product and billed us in U. S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Losses (gains) of $11,000 and $(1,000) for the six months ended May 31, 2006 and 2005, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” “FSP 109-1”. FSP 109-1 clarifies that the manufacturer’s deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

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

Our exposure to interest rate risk currently consists of our Amended Revolving Credit Facility. Loans under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of May 31, 2006, $38.0 million was outstanding under the Amended Revolving Credit Facility, and the variable rate on the Amended Revolving Credit Facility was LIBOR plus 1.25%, or 6.07%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of May 31, 2006, and a gain of $187, net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the July 6, 2006 outstanding balance of $43.0 million of our Amended Revolving Credit Facility for the next twelve months would be approximately $0.3 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. Until July 2005, Abbott continued to supply us with a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. The potential loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.9 million as of May 31, 2006.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. During the quarter ended February 28, 2006, we implemented a quarterly inventory control process that management believes will ensure that inventory balances will include the appropriate amounts of overhead costs each quarter. Except for this change, there has been no change in our internal control over financial reporting during the six months ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
 (a) Not applicable.

 (b) Not applicable.

 (c) A summary of the common stock repurchase activity for our second quarter of fiscal 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

March 1- March 31	—	$—	—	19,869,517
April 1 - April 30	60,000	35.84	60,000	17,719,284
May 1 - May 31	263,800	34.31	263,800	8,668,120
Total Second Quarter	323,800	$34.59	323,800	8,668,120

(1)	Average price paid per share includes broker commissions.

(2)
In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. A total of $17.3 million remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30.0 million. Subsequent to share purchases made in the fourth quarter of fiscal 2005, our board of directors again increased the total buyback authorization back to $30.0 million, effective November 29, 2005. On June 26, 2006 our board of directors authorized the repurchase of up to an additional $100.0 million of our common stock under our existing stock repurchase program. There is no expiration date specified for our stock buyback program.

Item 3.    Defaults Upon Senior Securities
 None.

Item 4.    Submission of Matters to a Vote of Security Holders
 Our annual meeting of shareholders was held on April 13, 2006 in Chattanooga, Tennessee. At the meeting, the following persons were elected as directors to serve for a three-year term: Robert E. Bosworth (11,995,051 votes for and 6,209,165 votes withheld), and Gary D. Chazen (17,153,222 votes for and 1,050,994 votes withheld). Other directors whose terms of office continued after the annual meeting are: Bill W. Stacy, Zan Guerry, Samuel E. Allen and Phillip H. Sanford

Item 5.    Other Information
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

CHATTEM, INC. (Registrant)

Dated: July 10, 2006	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: July 10, 2006	/s/ Robert E. Bosworth
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