Form 10-Q
period 2006-08-31
CHATTEM INC
filed 2006-10-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006
Commission file number 0-5905

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ࿳      NO ☑

As of October 5, 2006, 18,576,096 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements
CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	August 31, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$26,903	$47,327
Accounts receivable, less allowances of $4,210 at August 31, 2006 and $2,338 at November 30, 2005	33,727	33,672
Other receivables	249	9,600
Inventories	28,903	23,631
Refundable income taxes	—	1,207
Deferred income taxes	2,010	2,478
Prepaid expenses and other current assets	7,562	5,106
Total current assets	99,354	123,021

PROPERTY, PLANT AND EQUIPMENT, NET	30,229	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	206,209	206,387
Debt issuance costs, net	8,225	4,297
Other	4,976	4,704
Total other noncurrent assets	219,410	215,388

TOTAL ASSETS	$348,993	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	AUGUST 31, 2006	NOVEMBER 30, 2005
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$37,000
Accounts payable and other	7,634	17,238
Accrued liabilities	17,562	16,327
Total current liabilities	25,196	70,565

LONG-TERM DEBT, less current maturities	161,000	145,500

DEFERRED INCOME TAXES	30,862	27,736

OTHER NONCURRENT LIABILITIES	1,425	1,865

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 18,576 at August 31, 2006 and 19,668 at November 30, 2005	30,975	63,876
Retained earnings	101,055	60,853
	132,030	124,729
Unamortized value of restricted common shares issued Cumulative other comprehensive income, net of tax:	(1,161)	(1,818)
Interest rate cap adjustment	(18)	(83)
Foreign currency translation adjustment	(341)	(201)
Total shareholders’ equity	130,510	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$348,993	$368,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED AUGUST 31,		FOR THE NINE MONTHS ENDED AUGUST 31,
	2006	2005	2006	2005
REVENUES:
Net sales	$71,947	$68,185	$235,276	$215,305
Royalties	58	30	164	128
Total revenues	72,005	68,215	235,440	215,433

COSTS AND EXPENSES:
Cost of sales	22,238	18,575	73,312	59,951
Advertising and promotion	23,607	17,657	75,575	58,739
Selling, general and administrative	10,855	12,122	33,974	36,341
Executive severance charges	—	2,269	—	2,269
Litigation settlement	(10,800)	431	(19,305)	(2,401)
Total costs and expenses	45,900	51,054	163,556	154,899

INCOME FROM OPERATIONS	26,105	17,161	71,884	60,534

OTHER INCOME (EXPENSE):
Interest expense	(3,018)	(3,332)	(8,318)	(10,285)
Investment and other income, net	188	274	616	676
Loss on early extinguishment of debt	—	—	(2,805)	(744)
Total other income (expense)	(2,830)	(3,058)	(10,507)	(10,353)

INCOME BEFORE INCOME TAXES	23,275	14,103	61,377	50,181

PROVISION FOR INCOME TAXES	8,046	4,654	21,175	16,560

NET INCOME	$15,229	$9,449	$40,202	$33,621

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	18,749	19,762	19,195	19,669
Weighted average and potential dilutive outstanding	18,912	20,487	19,468	20,456

NET INCOME PER COMMON SHARE:
Basic	$.81	$.48	$2.09	$1.71
Diluted	$.81	$.46	$2.07	$1.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

	FOR THE NINE MONTHS ENDED
	AUGUST 31, 2006	AUGUST 31, 2005
OPERATING ACTIVITIES:
Net income	$40,202	$33,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,339	4,372
Deferred income taxes	3,554	7,111
Excess tax benefit from stock-based compensation	(744)	—
Stock-based compensation	3,322	1,057
Loss on early extinguishment of debt	2,805	744
Restricted stock modification expense	—	1,360
Other, net	255	205
Changes in operating assets and liabilities:
Accounts receivable	9,296	(1,478)
Inventories	(5,099)	(1,128)
Refundable income taxes	1,951	4,285
Prepaid expenses and other current assets	(1,125)	(3,272)
Accounts payable and accrued liabilities	(7,057)	(9,002)
Net cash provided by operating activities	51,699	37,875

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,557)	(2,353)
Sales of patents, trademarks and other product rights	—	3,252
Increase in other assets, net	(2,078)	(507)
Net cash provided by (used in) investing activities	(5,635)	392

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	(17,500)
Proceeds from borrowings under revolving credit facility	75,500	—
Repayments of revolving credit facility	(22,000)	—
Repayment of policy loans	—	(1,031)
Proceeds from exercise of stock options	911	5,286
Repurchase of common shares	(39,332)	(21,664)
Increase in debt issuance costs	(5,634)	—
Debt retirement costs	(1,501)	(282)
Excess tax benefit from stock-based compensation	744	—
Net cash used in financing activities	(66,312)	(35,191)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(176)	(131)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	(20,424)	2,945
At beginning of period	47,327	40,193
At end of period	$26,903	$43,138

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares of restricted common stock at a value of $35.37 per share for the nine months ended August 31, 2005	$—	$1,768

PAYMENTS FOR:
Interest	$6,452	$7,797
Taxes	$14,706	$5,200

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

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

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

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007. We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur. SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.

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

Effective December 1, 2005, we adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under APB 25 and adopted the disclosure-only provision of SFAS 123. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

For the three and nine months ended August 31, 2006, we recorded compensation expense related to stock options that reduced income from operations by $1,130 and $3,322, provision for income taxes by $390 and $1,146, net income by $740 and $2,176 and basic and diluted net income per share by $.04 and $.11, respectively. The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We capitalized $173 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of August 31, 2006.

The weighted average grant-date fair value of stock options granted during the three months ended August 31, 2006 and 2005 was $16.44 and $24.39, respectively, and for the nine months ended August 31, 2006 and 2005 was $16.81 and $21.44, respectively. For options granted subsequent to our SFAS 123R adoption date of December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model. For options granted prior to our adoption date of SFAS 123R, we used the Black-Scholes option pricing model. The following assumptions were used to determine the fair value of stock option grants during the nine months ended August 31, 2006 and 2005:

	Nine Months Ended August 31,
	2006	2005
Expected life	6.0 years	5.0 years
Volatility	43%	55%
Risk-free interest rate	4.48%	4.02%
Dividend yield	0%	0%
Forfeitures	0.9%	0%

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

A summary of stock option activity for the nine months ended August 31, 2006 is presented below:

	For the Nine Months Ended
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2005	1,753	$23.94
Granted	439	37.96
Exercised	(81)	11.27
Cancelled	(89)	32.31

Outstanding at August 31, 2006	2,022	$27.12	6.2 years	$19,582

Exercisable at August 31, 2006	1,212	$24.49	6.0 years	$15,187

The total fair value of stock options that vested during the three and nine months ended August 31, 2006 and 2005 was $1,169 and $2,558 and $3,549 and $6,664, respectively. The total intrinsic value of stock options exercised during the three and nine months ended August 31, 2006 and 2005 was $231 and $14,210 and $2,067 and $18,921, respectively.

As of August 31, 2006, we had $9,861 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders. The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R. The restricted shares generally vest over a four year service period commencing upon the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period. The amortization expense related to restricted shares during the three months ended August 31, 2006 and 2005 was $184 and $284, respectively, and for the nine months ended August 31, 2006 and 2005 was $551 and $986, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2005	75	$24.27
Granted	—	—
Vested	(26)	$21.13
Forfeited	(3)	$35.37
Nonvested at August 31, 2006	46	$25.46

Prior to December 1, 2005, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts for the three and nine months ended August 31, 2005 as indicated below:

	For the Three Months Ended August 31, 2005	For the Nine Months Ended August 31, 2005
Net income :
As reported	$9,449	$33,621
Fair value method compensation costs, net	(1,714)	(4,465)
Pro forma	$7,735	$29,156
Net income per share, basic:
As reported	$.48	$1.71
Pro forma	$.39	$1.48
Net income per share, diluted:
As reported	$.46	$1.64
Pro forma	$.38	$1.43

6.     EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and nine months ended August 31, 2006 and 2005, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2006	2005	2006	2005

NET INCOME	$15,229	$9,449	$40,202	$33,621

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,749	19,762	19,194	19,669
Issued upon assumed exercise of outstanding stock options	126	691	238	758
Effect of issuance of restricted common shares	37	34	36	29
Weighted average and potential dilutive outstanding (1)	18,912	20,487	19,468	20,456

NET INCOME PER COMMON SHARE:
Basic	$.81	$.48	$2.09	$1.71
Diluted	$.81	$.46	$2.07	$1.64

 (1)   Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 937 and 10 shares for the three months ended August 31, 2006 and 2005, respectively, and 830 and 227 shares for the nine months ended August 31, 2006 and 2005, respectively.

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

8.     SHIPPING AND HANDLING

Shipping and handling costs of $2,038  and $1,817 are included in selling expenses for the three months ended August 31, 2006 and 2005, respectively, and $6,623 and $5,878 for the nine months ended August 31, 2006 and 2005, respectively.

9.     PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $205,983 as of August 31, 2006 and November 30, 2005, respectively. The gross carrying amount of intangible assets subject to amortization at August 31, 2006 and November 30, 2005, which consist primarily of non-compete agreements, was $2,139, respectively. The related accumulated amortization of intangible assets at August 31, 2006 and November 30, 2005 was $1,913 and $1,735, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended August 31, 2006 and 2005 was $59 and $46, respectively, and for the nine months ended August 31, 2006 and 2005 was $178 and $191, respectively. Estimated annual amortization expense for these assets for the years ending November 30, 2007, 2008 and

2009 is $106, $40 and $20, respectively. We expect our intangible assets subject to amortization to be fully amortized during fiscal 2009.

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

10.          INVENTORIES

Inventories consisted of the following as of August 31, 2006 and November 30, 2005:

	2006	2005

Raw materials and work in process	$13,917	$12,388
Finished goods	14,986	11,243
Total inventories	$28,903	$23,631

11.          ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of August 31, 2006 and November 30, 2005:

	2006	2005

Interest	$4,363	$3,201
Salaries, wages and commissions	1,982	5,991
Product advertising and promotion	7,595	2,589
Litigation settlement and legal fees	1,649	2,212
Other	1,973	2,334
Total accrued liabilities	$17,562	$16,327

12.          LONG-TERM DEBT

Long-term debt consisted of the following as of August 31, 2006 and November 30, 2005:

	2006	2005
Revolving Credit Facility due 2010 at a variable rate of 6.65% and 7.00% as of August 31, 2006 and November 30, 2005, respectively	$53,500	$—
Floating Rate Senior Notes due 2010 at a variable rate of 7.41% and 6.87% as of December 30, 2005 (date redeemed) and November 30, 2005, respectively	—	75,000
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	161,000	182,500
Less: current maturities	—	37,000
Total long-term debt, net of current maturities	$161,000	$145,500

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility that matures February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication. On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010. Upon successful syndication, we are able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000. Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages up to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2006 and November 30, 2005, $53,500 and $0, respectively, were borrowed under the Amended Revolving Credit Facility, and the variable rate was 6.65% and 7.00%, respectively. Borrowings under our Amended Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Amended Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. As of October 5, 2006, we had $38,000 of borrowings outstanding under our Amended Revolving Credit Facility and our borrowing capacity was $62,000.

On February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of 7.0% Subordinated Notes due 2014, the proceeds of which were used to purchase the outstanding $204,538 of our 8.875% Senior Subordinated Notes due 2008 on February 26, 2004 and April 1, 2004 and refinance our then existing credit facility.

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. As of August 31, 2006, increases in the variable interest rate of up to $60,000 of LIBOR based borrowings could be hedged under the provisions of the cap. We had $38,000 of LIBOR based borrowings with an interest rate capped at 4.0% as of August 31, 2006. During the nine months ended August 31, 2006, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $65, net of tax, was recorded to other comprehensive income. The current portion of the premium on the interest rate cap agreement of $294 is included in prepaid expenses and other current assets, and the long-term portion of $778 is included in other noncurrent assets. As of November 30, 2005, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt upon the subsequent redemption of the Floating Rate Senior Notes, resulting in a loss of $60, net of tax, reflected in the income statement as interest expense. The balance of the cash flow hedge was deemed to be effective as of November 30, 2005. As of August 31, 2006, a portion of the interest rate cap continued to be deemed an ineffective cash flow hedge due to the reduction of variable rate debt as a result of the redemption of the Floating Rate Senior Notes, resulting in a gain of $32, net of tax, in the condensed consolidated statement of income. The balance of the cash flow hedge was deemed to be effective as of August 31, 2006. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010.

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

During the second quarter of fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt, including related expenses of $744. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500. On July 25, 2006 the Company successfully completed the consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio as defined in the indenture. We paid a consent fee of $5,619 in connection with the successful completion of the consent solicitation, which is being amortized as additional interest expense through 2014, the remaining term of the 7.0% Subordinated Notes.

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

The future maturities of long-term debt outstanding as of August 31, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	53,500
2011	—
Thereafter	107,500
$161,000

13.          COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and nine months ended August 31, 2006 and 2005, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2006	2005	2006	2005

Net income	$15,229	$9,449	$40,202	$33,621
Other - interest rate cap adjustment	122	16	65	(183)
Other - foreign currency translation adjustment	(151)	(151)	(140)	(257)
Total	$15,200	$9,314	$40,127	$33,181

14.          STOCK REPURCHASE

In the three and nine months ended August 31, 2006, we repurchased 573 and 1,172 shares of our common stock, respectively, for $18,000 and $39,332, respectively, at an average price per share of $31.42 and $33.57, respectively. All repurchased shares were retired and returned to unissued. We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued. We have not repurchased any shares of our common stock subsequent to August 31, 2006.

On July 25, 2006 the Company successfully completed the consent solicitation from the holders of the 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio as defined in the indenture. We paid a consent fee of $5,619 in connection with the successful completion of the consent solicitation, which is being amortized as additional interest expense through 2014, the remaining term of the 7% Subordinated Notes. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100,000 of our common stock under the terms of our existing stock repurchase program. As of October 5, 2006, the current amount available under the authorization from the Board of Directors was $88,147.

15.          RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees as of December 31, 2000. The Plan provides benefits based upon years of service and the employee’s compensation. Our contributions are based on computations by independent actuaries. Plan assets at August 31, 2006 and November 30, 2005 were invested primarily in United States government and agency securities and corporate debt and equity securities. Effective December 31, 2000, participation and benefits under the Plan were frozen.

Net periodic pension cost for the three and nine months ended August 31, 2006 and 2005 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2006	2005	2006	2005
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	156	155	467	465
Actual return on plan assets	(226)	(214)	(677)	(642)
Net amortization and deferral	—	7	—	21
Net pension benefit	$(70)	$(52)	$(210)	$(156)

No employer contributions were made for the nine months ended August 31, 2006 and 2005, and no employer contributions are expected to be made in fiscal 2006.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees. Employees become eligible for these benefits if they meet certain age and service requirements. We pay a portion of the cost of medical benefits for certain retired employees over the age of 65. Effective May 31, 2006, we adopted an amendment to change the eligibility requirements for employee participation and limit the annual benefit to be paid. This action resulted in a curtailment gain of $496 and is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Employer contributions expected for fiscal 2006 are approximately $69.

Net periodic postretirement health care benefits cost for the three and nine months ended August 31, 2006 and 2005 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2006	2005	2006	2005
Service cost	$20	$18	$60	$54
Interest cost on accumulated postretirement benefit obligation	22	21	66	63
Amortization of prior service cost	4	4	11	12
Amortization of net gain	(4)	(4)	(12)	(12)
Curtailment gain	—	—	(496)	—
Net periodic postretirement benefits cost (benefit)	$42	$39	$(371)	$117

16.          INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the three and nine months ended August 31, 2006 was 34.6% and 34.5%, respectively, as compared to 33.0% in the three and nine months ended August 31, 2005.

Undistributed earnings of Chattem Canada, our Canadian subsidiary, amounted to approximately $103 and $1,032 for the three and nine months ended August 31, 2006, respectively. These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

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

17.          PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2006 and 2005 are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2006	2005	2006	2005
Topical pain care products	$21,767	$20,965	$82,605	$67,415
Medicated skin care products	17,340	15,775	49,620	49,232
Dietary supplements	9,934	8,521	27,696	27,461
Medicated dandruff shampoos and conditioner	7,798	7,653	28,075	25,341
Other OTC and toiletry products	9,472	8,873	28,911	26,590
Total	$66,311	$61,787	$216,907	$196,039

18.          COMMITMENTS AND CONTINGENCIES

GENERAL LITIGATION

We were named as a defendant in a number of lawsuits alleging that the plaintiffs were injured as a result of ingestion of products containing phenylpropanolamine (“PPA”), which was an active ingredient in most of our Dexatrim products until November 2000. The lawsuits filed in federal court were transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara J. Rothstein (In Re Phenylpropanolamine (“PPA”) Products Liability Litigation, MDL No. 1407). The remaining lawsuits were filed in state court in a number of different states.

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

The Dexatrim PPA settlement included claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. Of these 391 claims, 173 alleged stroke as an injury and 218 alleged other non-stroke injuries. Of the 391 total claims, only 371 claimants actually had alleged injuries that occurred after December 21, 1998 and continued to pursue their claims in the settlement. The remaining claimants either withdrew their claims or could not be located. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled nine of the opt out claims. The five remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of October 5, 2006, three of the five remaining opt-out claimants have filed lawsuits against us that we are continuing to defend. The other two opt-outs have not filed lawsuits against us and we think statutes of limitation have run against their claims.

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust by our insurance carriers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing

PPA. Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. All claims in the settlement and expenses of the trust have now been paid. On June 14, 2006, we filed a motion to dissolve the settlement trust. The court granted this motion on July 14, 2006. On August 31, 2006, the settlement trust paid us $10,720, which is included as a component of litigation settlement in our condensed consolidated statement of income for the three and nine months ended August 31, 2006. The settlement trust currently has a balance of approximately $2,805. We expect to use those funds to resolve pending opt-out PPA cases. Any funds remaining after we resolve opt-out cases will be returned to one of our insurance carriers. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the three and nine months ended August 31, 2006, we also recorded net (recoveries) expenses of $(80) and $165, respectively, related to the Dexatrim litigation.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. In these lawsuits, we have been defended on the basis of indemnification obligations assumed by The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. We filed a claim in DELACO’s bankruptcy case in order to preserve our claims for indemnification against DELACO.

In order to resolve DELACO’s indemnity obligations to us, we entered into a settlement agreement with DELACO dated June 30, 2005 (“the DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998, and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust that was established under DELACO’s bankruptcy plan agreed to pay us $8,750 and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8,750 on March 17, 2006, which is included in our condensed consolidated statement of income, net of legal expenses, as litigation settlement for the nine months ended August 31, 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust. The DELACO settlement trust is currently resolving and paying Dexatrim claims with injury dates prior to December 21, 1998 in accordance with the DELACO bankruptcy plan.

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

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal. For the current annual policy period beginning June 1, 2006, we maintain product liability insurance coverage in the amount of $25,000 through our captive insurance subsidiary, of which approximately $6,564 has been funded as of October 5, 2006. We also have $20,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

In March 2006, the FDA conducted a routine site audit of our manufacturing plants and laboratories. There were no material adverse findings resulting from the audit.

19.	SUBSEQUENT EVENT

On October 5, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with Johnson & Johnson and Pfizer Inc., pursuant to which we have agreed to acquire the United States rights to certain brands currently owned by Johnson & Johnson and the consumer healthcare business of Pfizer Inc., including ACT®, Unisom®, Cortizone, Kaopectate® and Balmex®. We agreed to pay $410,000 in cash for the brands and assume certain obligations related to such brands. The transaction is subject to review and approval by the Federal Trade Commission and certain closing conditions, including the acquisition by Johnson & Johnson of the consumer healthcare business of Pfizer Inc., which is expected to close by the end of calendar 2006. The transaction will be funded through a $425,000 six year term loan facility led by Bank of America, N.A.

20.          CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The condensed consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of August 31, 2006 arose in conjunction with Chattem’s Amended Revolving Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 12). The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2006 is $161,000.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

AUGUST 31, 2006
(Unaudited and in thousands)
ASSETS	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$17,184	$1,984	$7,735	$—	$26,903
Accounts receivable, less allowances of $4,210	28,665	10,946	5,062	(10,946)	33,727
Other receivables	249	—	—	—	249
Interest receivable	17	625	—	(642)	—
Inventories	23,191	2,877	2,835	—	28,903
Refundable income taxes	—	—	—	—	—
Deferred income taxes	1,975	—	35	—	2,010
Prepaid expenses and other current assets	4,217	—	2,214	1,131	7,562
Total current assets	75,498	16,432	17,881	(10,457)	99,354

PROPERTY, PLANT AND EQUIPMENT, NET	28,921	775	533	—	30,229

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	226	268,273	—	(62,290)	206,209
Debt issuance costs, net	8,225	—	—	—	8,225
Investment in subsidiaries	305,401	33,000	66,860	(405,261)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,976	—	—	—	4,976
Total other noncurrent assets	318,828	334,273	66,860	(500,551)	219,410

TOTAL ASSETS	$423,247	$351,480	$85,274	$(511,008)	$348,993

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	5,568	—	2,066	—	7,634
Accrued liabilities	23,991	1,590	2,437	(10,456)	17,562
Total current liabilities	29,559	1,590	4,503	(10,456)	25,196

LONG-TERM DEBT, less current maturities	161,000	—	33,000	(33,000)	161,000

DEFERRED INCOME TAXES	(3,323)	34,185	—	—	30,862

OTHER NONCURRENT LIABILITIES	1,425	—	—	—	1,425

INTERCOMPANY ACCOUNTS	104,072	(107,599)	3,527	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 18,576	30,975	—	—	—	30,975
Shares of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	101,055	93,599	4,195	(97,794)	101,055
Total	132,030	423,304	43,998	(467,302)	132,030
Unamortized value of restricted common shares issued	(1,161)	—	—	—	(1,161)
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	(18)	—	—	—	(18)
Foreign currency translation adjustment	(337)	—	246	(250)	(341)
Total shareholders’ equity	130,514	423,304	44,244	(467,552)	130,510

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,247	$351,480	$85,274	$(511,008)	$348,993

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

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

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2006
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$194,859	$63,036	$14,736	$(37,191)	$235,440

COSTS AND EXPENSES:
Cost of sales	60,764	7,730	6,789	(1,971)	73,312
Advertising and promotion	63,346	8,371	3,858	—	75,575
Selling, general and administrative	33,800	(167)	341	—	33,974
Litigation settlement	(19,305)	—	—	—	(19,305)
Equity in subsidiary income	(28,211)	—	—	28,211	—
Total costs and expenses	110,394	15,934	10,988	26,240	163,556

INCOME FROM OPERATIONS	84,465	47,102	3,748	(63,431)	71,884

OTHER INCOME (EXPENSE):
Interest expense	(8,328)	—	(1,846)	1,856	(8,318)
Investment and other income, net	316	1,897	2,134	(3,731)	616
Loss on early extinguishment of debt	(2,805)	—	—	—	(2,805)
Royalties	(30,743)	(4,477)	—	35,220	—
Corporate allocations	2,625	(2,578)	(47)	—	—
Total other income (expense)	(38,935)	(5,158)	241	33,345	(10,507)

INCOME BEFORE INCOME TAXES	45,530	41,944	3,989	(30,086)	61,377

PROVISION FOR INCOME TAXES	5,328	14,471	1,376	—	21,175

NET INCOME	$40,202	$27,473	$2,613	$(30,086)	$40,202

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$174,335	$58,811	$15,654	$(33,367)	$215,433

COSTS AND EXPENSES:
Cost of sales	47,868	7,095	7,137	(2,149)	59,951
Advertising and promotion	46,165	9,252	3,322	—	58,739
Selling, general and administrative	35,321	271	749	—	36,341
Executive severance charges	2,269	—	—	—	2,269
Litigation settlement	(4,476)	—	2,075	—	(2,401)
Equity in subsidiary income	(24,632)	—	—	24,632	—
Total costs and expenses	102,515	16,618	13,283	22,483	154,899

INCOME FROM OPERATIONS	71,820	42,193	2,371	(55,850)	60,534

OTHER INCOME (EXPENSE):
Interest expense	(10,285)	—	(1,873)	1,873	(10,285)
Investment and other income, net	545	1,878	2,001	(3,748)	676
Loss on early extinguishment of debt	(744)	—	—	—	(744)
Royalties	(26,758)	(4,460)	—	31,218	—
Corporate allocations	2,547	(2,499)	(48)	—	—
Total other income (expense)	(34,695)	(5,081)	80	29,343	(10,353)

INCOME BEFORE INCOME TAXES	37,125	37,112	2,451	(26,507)	50,181

PROVISION FOR INCOME TAXES	3,504	12,247	809	—	16,560

NET INCOME	$33,621	$24,865	$1,642	$(26,507)	$33,621

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2006
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$40,202	$27,473	$2,613	$(30,086)	$40,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,124	—	215	—	4,339
Deferred income taxes	(2,064)	5,653	(35)	—	3,554
Excess tax benefit from stock-based compensation	(744)	—	—	—	(744)
Stock-based compensation	3,322	—	—	—	3,322
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	78	—	177	—	255
Equity in subsidiary income	(30,086)	—	—	30,086	—
Changes in operating assets and liabilities:
Accounts receivable	9,906	235	(610)	(235)	9,296
Inventories	(4,826)	(447)	174	—	(5,099)
Refundable income taxes	1,951	—	—	—	1,951
Prepaid expenses and other current assets	23	—	403	(1,551)	(1,125)
Accounts payable and accrued liabilities	(5,402)	621	(4,062)	1,786	(7,057)
Net cash provided by (used in) operating activities	19,289	33,535	(1,125)	—	51,699

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,350)	—	(207)	—	(3,557)
Increase in other assets, net	(949)	—	(1,129)	—	(2,078)
Net cash used in investing activities	(4,299)	—	(1,336)	—	(5,635)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	75,500	—	—	—	75,500
Payment under revolver	(22,000)	—	—	—	(22,000)
Proceeds from exercise of stock options	911	—	—	—	911
Repurchase of common shares	(39,332)	—	—	—	(39,332)
Increase in debt issuance costs	(5,634)	—	—	—	(5,634)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Excess tax benefit from stock-based compensation	744	—	—	—	744
Changes in intercompany accounts	31,859	(31,658)	(201)	—	—
Dividends paid	—	(1,875)	1,875	—	—
Net cash (used in) provided by financing activities	(34,453)	(33,533)	1,674	—	(66,312)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(176)	—	(176)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(19,463)	2	(963)	—	(20,424)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$17,184	$1,984	$7,735	$—	$26,903

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$33,621	$24,865	$1,642	$(26,507)	$33,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,397	—	(25)	—	4,372
Deferred income taxes	2,479	4,632	—	—	7,111
Stock-based compensation	1,057	—	—	—	1,057
Loss on early extinguishment of debt	744	—	—	—	744
Restricted stock modification expense	1,360	—	—	—	1,360
Other, net	74	—	131	—	205
Equity in subsidiary income	(26,507)	—	—	26,507	—
Changes in operating assets and liabilities:
Accounts receivable	(3,723)	2,068	(893)	1,070	(1,478)
Interest receivable	(17)	—	—	17	—
Inventories	(524)	1,081	(1,685)	—	(1,128)
Refundable income taxes	4,285	—	—	—	4,285
Prepaid expenses and other current assets	(3,240)	—	(572)	540	(3,272)
Accounts payable and accrued liabilities	(9,328)	328	1,625	(1,627)	(9,002)
Net cash provided by operating activities	4,678	32,974	223	—	37,875

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,255)	—	(98)	—	(2,353)
Sales of patents, trademarks and other product rights	3,252	—	—	—	3,252
Decrease (increase) in other assets, net	86	—	(593)	—	(507)
Net cash provided by (used in) investing activities	1,083	—	(691)	—	392

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Repayment of policy loans	(1,031)	—	—	—	(1,031)
Proceeds from exercise of stock options	5,286	—	—	—	5,286
Repurchase of common shares	(21,664)	—	—	—	(21,664)
Debt retirement costs	(282)	—	—	—	(282)
Changes in intercompany accounts	31,183	(31,088)	(95)	—	—
Dividends paid	—	(1,875)	1,875	—	—
Net cash (used in) provided by financing activities	(4,008)	(32,963)	1,780	—	(35,191)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(131)	—	(131)

CASH AND CASH EQUIVALENTS:
Increase for the period	1,753	11	1,181	—	2,945
At beginning of period	28,344	1,967	9,882	—	40,193
At end of period	$30,097	$1,978	$11,063	$—	$43,138

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products typically target niche markets that are often outside the core product areas of larger companies where we believe we can achieve and sustain significant market penetration through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 32.8% of our total revenues in the nine months ended August 31, 2006. We sell our products nationally through mass merchandiser, drug and food channels principally utilizing our own sales force.

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

Stock Repurchase

During the first nine months of fiscal 2006, we repurchased 1,172 shares of our common stock under our stock repurchase program for $39.3 million at an average price per share of $33.57.

On July 25, 2006, the Company successfully completed the consent solicitation from the holders of the 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional

$85.0 million, including payments for the repurchase of our common stock and adjust the fixed charge coverage ratio as defined in the indenture. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program. As of October 5, 2006, the current amount available under the authorization from the Board of Directors was $88.1 million.

Litigation

Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. A total of $70.9 million was previously funded into a settlement trust by our insurers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA, for the purpose of paying claims in the settlement. All claims in the settlement and expenses of the trust have now been paid. On June 14, 2006, we filed a motion to dissolve the settlement trust. The court granted this motion on July 14, 2006. On August 31, 2006, the settlement trust paid us $10.7 million which is included as a component of litigation settlement in our condensed consolidated statement of income for the three and nine months ended August 31, 2006. The settlement trust currently has a balance of approximately $2.8 million. We expect to use those funds to resolve pending PPA opt-out cases. Any funds remaining after we resolve opt-out cases will be returned to one of our insurance carriers. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the three and nine months ended August 31, 2006, we also recorded net (recoveries) expenses of $(0.1) million and $0.2 million, respectively, related to the Dexatrim litigation.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.9	27.2	31.2	27.8
Advertising and promotion	32.8	25.9	32.1	27.3
Selling, general and administrative	15.1	17.8	14.4	16.9
Executive severance charges	—	3.3	—	1.0
Litigation settlement	(15.0)	0.6	(8.2)	(1.1)
Total costs and expenses	63.8	74.8	69.5	71.9

INCOME FROM OPERATIONS	36.2	25.2	30.5	28.1

OTHER INCOME (EXPENSE):
Interest expense	(4.2)	(4.9)	(3.5)	(4.8)
Investment and other income, net	0.3	0.4	0.3	0.3
Loss on early extinguishment of debt	—	—	(1.2)	(0.3)
Total other income (expense)	(3.9)	(4.5)	(4.4)	(4.8)

INCOME BEFORE INCOME TAXES	32.3	20.7	26.1	23.3

PROVISION FOR INCOME TAXES	11.2	6.8	9.0	7.7

NET INCOME	21.1%	13.9%	17.1%	15.6%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the condensed consolidated financial statements for the three and nine months ended August 31, 2006:

Allowance for Doubtful Accounts

As of August 31, 2006, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the third quarter of fiscal 2006, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts. The balance of allowance for doubtful accounts was $0.3 at August 31, 2006 and November 30, 2005.

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

We separate returns into the two categories of seasonal and non-seasonal products. We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period. To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail. This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns. This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data. We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance. Our estimate of product returns for seasonal and non-seasonal products as of August 31, 2006 was $2.3 million and $0.8 million, respectively, and $0.2 million and $0.6 million, respectively, as of November 30, 2005. As of August 31, 2006 and November 30, 2005, estimated returns of pHisoderm product was $0.2 million and $0.7 million, respectively, due to our November 30, 2005 divestiture of this brand. As a result of higher sales volumes in the nine months ended August 31, 2006 and 2005, we increased our estimate of seasonal returns by approximately $2.1 million and $0.8 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. During the nine months ended August 31, 2006 and 2005, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point of sale data, we increased our estimate of non-seasonal returns by approximately $0.1 million and $0.7 million, respectively, which resulted in a decrease to net sales in our condensed consolidated financial statements. Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million for the nine months ended August 31, 2006. Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.4 million for the nine months ended August 31, 2006.

We routinely enter into agreements with customers to participate in promotional programs. The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run. During the first nine months of fiscal 2006 and 2005, our cooperative advertising reimbursements did not exceed the fair value of the benefits received under those programs.

We analyze promotional programs in two primary categories -- coupons and vendor allowances. Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us. We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data. The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year. Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered. The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments. Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances. The costs of these programs is often variable based on the number of units actually sold. As of August 31, 2006, the coupon and vendor allowances accruals were $2.7 million and $4.2 million, respectively, and $0.6 million and $1.1 million, respectively, as of November 30, 2005. Each percentage point change in promotional program participation would impact net sales by $0.1 million and advertising and promotion expense by an insignificant amount for the nine months ended August 31, 2006.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our condensed consolidated financial statements based on an estimated annual effective income tax rate. Our effective tax rate for the nine months ended August 31, 2006 was 34.5%, as compared to 33.0% in the nine months ended August 31, 2005. The increased tax rate is primarily the result of the expiration of a previously enacted tax law related to tax credits for qualifying research and development costs.

Compensation Expense

Effective December 1, 2005, we adopted SFAS 123R using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS 123R. We recognize compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In the third quarter of fiscal 2006, we recorded compensation expense related to stock options that reduced income from operations by $1.1 million, provision for income taxes by $0.4 million, net income by $0.7 million and basic and diluted net earnings per share by $.04. In the first nine months of fiscal 2006, we recorded stock option expense that reduced income from operations by $3.3 million, provision for income taxes by $1.1 million, net income by $2.2 million and basic and diluted net earnings per share by $.11. We capitalized $0.2 million of stock option compensation cost as a component of the carrying cost of inventory on-hand as of August 31, 2006. As of August 31, 2006, we had $9.9 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of approximately two years.

For a summary of our significant accounting policies, see Note 2 of Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2005 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended August 31, 2006 and 2005

To facilitate discussion of our operating results for the three months ended August 31, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Income:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$66,311	$61,787	$4,524	7.3%
International revenues (including royalties)	5,694	6,428	(734)	(11.4)
Total revenues	72,005	68,215	3,790	5.6
Cost of sales	22,238	18,575	3,663	19.7
Advertising and promotion expense	23,607	17,657	5,950	33.7
Selling, general and administrative expense	10,855	12,122	(1,267)	(10.5)
Executive severance charges	—	2,269	(2,269)	(100.0)
Litigation settlement	(10,800)	431	(11,231)	(2,605.8)
Interest expense	3,018	3,332	(314)	(9.4)
Net income	15,229	9,449	5,780	61.2

Domestic Net Sales

Domestic net sales for the three months ended August 31, 2006 increased $4.5 million, or 7.3%, to $66.3 million from $61.8 million in the prior year quarter. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$21,767	$20,965	$802	3.8%
Medicated skin care products	17,340	15,775	1,565	9.9
Dietary supplements	9,934	8,521	1,413	16.6
Medicated dandruff shampoos and conditioner	7,798	7,653	145	1.9
Other OTC and toiletry products	9,472	8,873	599	6.8
Total	$66,311	$61,787	$4,524	7.3

Net sales in the topical pain care category increased $0.8 million, or 3.8% in the third quarter of fiscal 2006 compared to the prior year quarter due to sales of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert products. Excluding sales of Icy Hot Pro-Therapy, the category declined 2.3% in the third quarter of fiscal 2006 compared to the prior year quarter.

Net sales in the medicated skin care products category increased $1.6 million, or 9.9%, in the third quarter of fiscal 2006 compared to the prior year quarter which included pHisoderm sales of $2.1 million. Net sales of Gold Bond in the third quarter of fiscal 2006 increased 24.1% compared to the prior year quarter behind strong sales of Gold Bond Medicated Body Lotion, Gold Bond Ultimate Healing Lotion, Gold Bond Ultimate Comfort Body Powder and the Gold Bond Cream line of products, offset in part by the discontinued first aid business and decreases in sales in the Gold Bond Baby line of products.

Net sales in the dietary supplements category increased $1.4 million, or 16.6%, in the third quarter of fiscal 2006 compared to the prior year quarter. Excluding the discontinued All-in-One bar, net sales of Dexatrim increased 68.3%, led by Dexatrim Max20. The sales increase in the category was offset by a reduction in net sales of New Phase in the third quarter of fiscal 2006 compared to the prior year quarter.

Net sales in the medicated dandruff shampoos and conditioner category increased $0.1 million, or 1.9%, in the third quarter of fiscal 2006 compared to the prior year quarter as a result of the distribution of Selsun Salon. Sales of Selsun Blue declined 11.5% in the third quarter of fiscal 2006 compared to the prior year quarter primarily due to increased media support and promotional activity among competitive brands.

Net sales in the other OTC and toiletry products category increased $0.6 million, or 6.8%, in the third quarter of fiscal 2006 compared to the prior year quarter due primarily to increased sales of Pamprin and Bullfrog, led by the new products, Pamprin MAX and Bullfrog Mosquito Coast.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the third quarter of fiscal 2006, international revenues decreased $0.7 million, or 11.4%, as compared to the prior year quarter of fiscal 2005, primarily due to the reduction of sales as a result of the divestiture of pHisoderm at the end of fiscal 2005 and the suspension of distribution in a single European market in 2005, partially offset by the successful introductions of Icy Hot in Canada and Mexico. Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 30.9% for the third quarter of fiscal 2006 as compared to 27.2% in the prior year quarter. Gross margin for the third quarter of fiscal 2006 was 69.1% compared to 72.8% in the prior year quarter. The gross margin decline was largely attributable to the launch of Icy Hot Pro-Therapy in February 2006 which has lower gross margins than our other products.

Advertising and Promotion Expense

Advertising and promotion expenses in the third quarter of fiscal 2006 increased $6.0 million, or 33.7%, as compared to the prior year quarter and were 32.8% of total revenues for third quarter of fiscal 2006 compared to 25.9% for the prior year quarter. The increase in advertising and promotion expense for the current period reflects the support for new product introductions.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $1.3 million, or 10.5%, in the third quarter of fiscal 2006 compared to the prior year quarter. Selling, general and administrative expenses were 15.1% and 17.8% of total revenues for the third quarter of fiscal 2006 and 2005, respectively. The decrease was attributable to lower compensation expense and no executive severance charge in the third quarter of fiscal 2006 similar to the fiscal 2005 charge, offset in part by share-based payment expense under SFAS 123R (as defined below in Recent Accounting Pronouncements) in the current period.

Litigation Settlement

Litigation settlement for the third quarter of fiscal 2006 reflected a $10.7 million recovery of proceeds from the settlement trust in the Dexatrim litigation settlement and net recoveries related to the Dexatrim litigation of $0.1 million, compared to $0.4 million of legal expenses for the prior year quarter related to the Dexatrim litigation.

Interest Expense

Interest expense decreased $0.3 million, or 9.4%, in the third quarter of fiscal 2006 as compared to the prior year quarter, reflecting the impact of the redemption of the $75.0 million of Floating Rate Senior Notes, offset in part by borrowings under our Amended Revolving Credit Facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Comparison of Nine Months Ended August 31, 2006 and 2005

To facilitate discussion of our operating results for the nine months ended August 31, 2006 and 2005, we have included the following selected data from our Condensed Consolidated Statements of Operations:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$216,907	$196,039	$20,868	10.6%
International revenues (including royalties)	18,533	19,394	(861)	(4.4)
Total revenues	235,440	215,433	20,007	9.3
Cost of sales	73,312	59,951	13,361	22.3
Advertising and promotion expense	75,575	58,739	16,836	28.7
Selling, general and administrative expense	33,974	36,341	(2,367)	(6.5)
Executive severance charges	—	2,269	(2,269)	(100.0)
Litigation settlement	(19,305)	(2,401)	(16,904)	704.0
Interest expense	8,318	10,285	(1,967)	(19.1)
Loss on early extinguishment of debt	2,805	744	2,061	277.0
Net income	40,202	33,621	6,581	19.6

Domestic Net Sales

Domestic net sales for the nine months ended August 31, 2006 increased $20.9 million, or 10.6%, as compared to the corresponding period of 2005. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$82,605	$67,415	$15,190	22.5%
Medicated skin care products	49,620	49,232	388	0.8
Dietary supplements	27,696	27,461	235	0.9
Medicated dandruff shampoos and conditioner	28,075	25,341	2,734	10.8
Other OTC and toiletry products	28,911	26,590	2,321	8.7
Total	$216,907	$196,039	$20,868	10.6

Net sales in the topical pain care products category increased $15.2 million, or 22.5%, for the first nine months of fiscal 2006 compared to the same period in fiscal 2005, due to the launch of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert products and a 26.0% increase in sales of Capzasin, led by the new Capzasin Back & Body Patch. Excluding sales of Icy Hot Pro-Therapy, the category declined 2.2% in the nine month period ended August 31, 2006 compared to the same period in fiscal 2005.

Net sales in the medicated skin care products category increased $0.4 million, or 0.8%, for the first nine months of fiscal 2006 compared to the same period in fiscal 2005, which included pHisoderm sales of $7.4 million. Net sales of Gold Bond increased 15.9% in the nine month period ended August 31, 2006 compared to the same period of the prior year behind increased sales of Gold Bond Medicated Body Lotion, Gold Bond Ultimate Healing Lotion and the Gold Bond cream line of products.

Net sales in the dietary supplements category increased $0.2 million, or 0.9%, for the first nine months of fiscal 2006 as compared to the same period in 2005. Excluding the discontinued All-in-One bar, net sales of Dexatrim increased 43.6%, which was led by the initial sell-in of Dexatrim Max2O in the first nine months of fiscal 2006. The sales increase in the category was offset by a reduction in net sales of New Phase compared to the prior year period principally due to New Phase Extra Strength being introduced in the first quarter of 2005.

Net sales in the medicated dandruff shampoos and conditioner category increased $2.7 million, or 10.8%, for the first nine months of fiscal 2006 compared to the same period in fiscal 2005 reflecting the launch of Selsun Salon. Sales of Selsun Blue decreased 8.2% in the first nine months of fiscal 2006 compared to the same period in 2005 due to increased media support and promotional activity among competitive brands.

Net sales in the other OTC and toiletry products category increased $2.3 million, or 8.7%, for the first nine months of fiscal 2006 compared to the same period in fiscal 2005 due principally to the introduction of new products, Pamprin MAX and Bullfrog Mosquito Coast.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

International Revenues

For the nine months ended August 31, 2006, international revenues decreased $0.9 million, or 4.4%, as compared to the same period in fiscal 2005, primarily due to the reduction of sales as a result of the divestiture of pHisoderm at the end of fiscal 2005, and the suspension of distribution in a single European market in 2005, partially offset by the successful introductions of Icy Hot in Canada and Mexico. Sales variances for international operations were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales as a percentage of total revenues was 31.2% for the nine months ended August 31, 2006 as compared to 27.8% for the comparable period of fiscal 2005. Gross margin for the nine months ended August 31, 2006 was 68.8% compared to 72.2% for the same period in fiscal 2005. The gross margin decline was largely attributable to the launch of Icy Hot Pro-Therapy which has lower gross margins than our other products.

Advertising and Promotion Expense

Advertising and promotion expenses for the nine months ended August 31, 2006 increased $16.8 million, or 28.7%, as compared to the same period in fiscal 2005 and were 32.1% of total revenues for the nine months ended August 31, 2006 compared to 27.3% for the comparable period of fiscal 2005. The increase in advertising and promotion expense for the first nine months of fiscal 2006 reflects the support for new product introductions.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended August 31, 2006 decreased $2.4 million, or 6.5%, as compared to the same period of fiscal 2005. Selling, general and administrative expenses were 14.4% and 16.9% of total revenues for the nine months ended August 31, 2006 and 2005, respectively. The decrease was attributable to lower compensation expense in the current period related to lower incentive compensation, payments associated with restricted stock grants in the prior year period and an executive severance charge in the third quarter of fiscal 2005, offset in part by share-based payment expense under SFAS 123R (as defined below in Recent Accounting Pronouncements).

Litigation Settlement

Litigation settlement for the nine months ended August 31, 2006 reflected the $8.8 million recovery from the DELACO settlement trust in the first quarter of 2006, the $10.7 million recovery from the litigation settlement trust on August 31, 2006 in the Dexatrim litigation settlement and net legal expenses related to the Dexatrim litigation of $0.2 million, compared to the reversal of a charge of $6.0 million related to the Dexatrim litigation, $0.5 million reimbursement from the settlement trust for previously incurred administrative costs for the same period of fiscal 2005, offset by legal expenses and ephedrine-related claims of $4.1 million related to the settlement of Dexatrim litigation.

Interest Expense

Interest expense decreased $2.0 million, or 19.1%, in the nine months ended August 31, 2006 as compared to the same period in fiscal 2005. The decrease was largely the result of the redemption of the $75.0 million of Floating Rate Senior Notes, offset in part by borrowings under our Amended Revolving Credit Facility. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006. As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the nine months ended August 31, 2006. During the second quarter of 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings. Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $51.7 million and $37.9 million was provided by operations for the nine months ended August 31, 2006 and 2005, respectively. The increase in cash flows from operations over the prior year period was primarily attributable to the reduction in other receivables, which includes the $9.6 million receivable from the sale of pHisoderm, a loss on early extinguishment of debt of $2.8 million related to the redemption of our $75.0 million of Floating Rate Senior Notes and non-cash stock based compensation expense, offset by increased inventories related to new products.

Investing activities used cash of $5.6 million and provided cash of $0.4 million in the nine months ended August 31, 2006 and 2005, respectively. The increase in cash used in 2006 is primarily related to the first six months of 2005 containing proceeds of $3.3 million received from the sale of our Selsun business in certain countries in Africa and Asia and an increase in capital expenditures in the first nine months of 2006 as compared to the same period of 2005.

Financing activities used cash of $66.3 million and $35.2 million in the nine months ended August 31, 2006 and 2005, respectively. The increase was primarily attributable to the redemption of our $75.0 million of Floating Rate Senior Notes offset by net borrowings under our Amended Revolving Credit Facility of $53.5 million and $39.3 million of common stock repurchases as compared to $21.7 million of common stock repurchases in the first nine months of 2005.

As of October 5, 2006, our borrowing capacity under our Amended Revolving Credit Facility was $62.0 million.

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

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries. Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For the nine months ended August 31, 2006 and 2005, these subsidiaries accounted for 6% and 7% of total revenues, respectively, and 3% and 5% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of Selsun Blue, our international business operations have expanded significantly, which will increase our exposure to fluctuations in foreign exchange rates. During fiscal 2006 and 2005, a portion of these foreign sales was reflected as royalties, which have been paid to us in U.S. dollars. In addition, until July 2005 Abbott Laboratories (“Abbott”), from whom we acquired Selsun Blue, continued to supply a portion of our international product and billed us in U. S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. Gains and losses for the nine months ended August 31, 2006 and 2005 were insignificant and are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted SFAS 123R effective for our fiscal year beginning December 1,

2005. We have described the impact of adopting SFAS 123R in our condensed consolidated financial statements in Note 5, Stock-Based Compensation.

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

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007. We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy. The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur. SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007. The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Amended Revolving Credit Facility. Loans under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of up to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of August 31, 2006, $53.5 million was outstanding under the Amended Revolving Credit Facility, and the variable rate on the Amended Revolving Credit Facility was LIBOR plus 1.25%, or 6.65%. The 7.0% Subordinated Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of August 31, 2006, and a gain of approximately $0.1 million net of tax, was recorded to other comprehensive income. The interest rate cap agreement terminates on March 1, 2010. The impact on our results of operations of a one-point rate change on the October 5, 2006 outstanding balance of $38.0 million of our Amended Revolving Credit Facility for the next twelve months would be approximately $0.2 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the Condensed Consolidated Statements of Income. Until July 2005, Abbott continued to supply us with a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. The potential loss resulting from a hypothetical 10% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.7 million as of August 31, 2006.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the three months ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) A summary of the common stock repurchase activity for our third quarter of fiscal 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

June 1- June 30	236,200	$30.69	236,200	$98,899,394
July 1 - July 31	172,092	30.91	172,092	93,579,201
August 1 - August 31	164,571	33.01	164,571	88,147,224
Total Third Quarter	572,863	31.42	572,863	88,147,224

(1)	Average price paid per share includes broker commissions.

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

CHATTEM, INC. (Registrant)

Dated: October 10, 2006	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: October 10, 2006	By:	/s/ Robert E. Bosworth
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