Form 10-K
period 2006-11-30
CHATTEM INC
filed 2007-02-12
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

Commission file number 0-5905

CHATTEM, INC.
A TENNESSEE CORPORATION

IRS EMPLOYER IDENTIFICATION NO. 62-0156300

1715 WEST 38TH STREET
CHATTANOOGA, TENNESSEE 37409
TELEPHONE: 423-821-4571

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).      YES ☐     NO  ☑

As of May 31, 2006, the aggregate market value of voting and non-voting shares held by non-affiliates was $656,381,284. For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

As of February 1, 2007, 18,670,612 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on April 11, 2007 (the “2007 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2004, November 30, 2005 and November 30, 2006 are referred to as fiscal 2004, fiscal 2005 and fiscal 2006, respectively, and our fiscal year ending on November 30, 2007 is referred to as fiscal 2007. Brand names that are italicized in this Form 10-K refer to trademarks that we own or license.

General

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements, in such categories as topical pain care, medicated skin care products, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Icy Hot, Aspercreme and Capzasin- topical pain care;

•	Gold Bond - medicated skin care products;

•	Selsun Blue and Selsun Salon - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements;

•
Other OTC and toiletry products such as Pamprin, a menstrual analgesic; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Bullfrog, a line of sunscreens; UltraSwim, a chlorine-removing shampoo; Sun-In, a hair lightener.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 32% of our total revenues in fiscal 2006. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. Recent product line extensions include Bullfrog Mosquito Coast, Gold Bond Ultimate Softening Lotion and Icy Hot Pro-Therapy knee and back support with therapeutic pain relieving inserts. On January 2, 2007, we acquired the U.S. rights to five consumer and OTC brands for $410 million from Johnson & Johnson (“J&J Acquisition”). The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product. We will continue to seek opportunities to acquire attractive brands in niche markets. We intend to drive growth through strong marketing and promotional programs, new product development and acquisitions of new brands.

Competitive Strengths

We believe that the following key competitive strengths are critical to our continuing success:

Diverse and broad portfolio of well-recognized branded products. We currently market a diverse and broad portfolio of 27 brands in a variety of different product categories, including topical pain care, medicated dandruff shampoos, medicated skin care products, toiletries and dietary supplements. Our products are marketed under well-recognized brand names, such as our portfolio of topical pain care brands lcy Hot, Aspercreme, Flexall, Sportscreme, Capzasin and Arthritis Hot, as well as Gold Bond, Selsun Blue, Dexatrim and Garlique. The brand names added to our portfolio from the J&J Acquisition are ACT, Unisom, Cortizone, Kaopectate and Balmex. Our presence in diverse product categories reduces our exposure to changing consumer demand or weakness in any single category.

Significant presence in niche markets. We acquire and develop brands that compete in small to medium sized niche markets where we believe we can achieve significant market presence and build brand equity. Our products often face less competitive pressures because we focus on these markets that are frequently outside the core product areas of larger consumer products and pharmaceutical companies. This focus provides us with the opportunity to develop strong brand equity, identify and respond to consumer trends and leverage our strong selling and distribution capabilities in these markets.

High margins and efficient operating structure. We are able to achieve high gross margins as a result of our ability to build and maintain brand equity, our significant market presence in niche markets and efficiencies in purchasing, manufacturing and distribution. In addition, we seek to tightly control our expenses, which strengthens our operating margins. Our high margins and resulting strong cash flow allow us to withstand temporary fluctuations in our product markets that could have adverse effects on our business.

Proven advertising and promotion strategy. We aggressively build awareness and consumer loyalty of our brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television and radio advertising and to a lesser extent, print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and through control of our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 32% of our total revenues in fiscal 2006. Given the importance of our products’ brand equity we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network. We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreen Co. and The Kroger Co. In fiscal 2006, sales to our top ten customers constituted approximately 73% of our total sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs. Our fiscal 2006 sales to Wal-Mart Stores, Inc. accounted for approximately 36% of our total revenues. Through targeted sales and utilization of our established network, including our approximately 43 person sales force, we believe we can effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses.

Focused new product development. We strive to increase the value of our base brands while obtaining an increased market presence through product line extensions. In fiscal 2006, our product development expenditures were $4.2 million. During the past several years, we have expanded our product development staff and completed a new 10,000 square foot research and development facility. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Recent examples of product line extensions include Bullfrog Mosquito Coast, Gold Bond Ultimate Softening Lotion and Icy Hot Pro-Therapy. In fiscal 2006, we introduced eight new product line extensions and have eight new product launches scheduled for fiscal 2007.

Business Strategy

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development and acquisitions of new brands.

Brand management and growth. We seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities as evidenced by our increased research and development spending, the expansion of our product development staff and construction of a research and product development facility in 2003. In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of under-performing brands and redeploy the resulting cash assets. For example, in fiscal 2000, we sold the Ban® (a registered trademark of Kao Corporation) product line of antiperspirants and deodorants in response to major shifts in the competitive environment in this product category and the resulting prospect of declining sales, and in fiscal 2005, we sold the pHisoderm line of skin care products, a brand that was no longer consistent with our brand strategy.

Strategic acquisitions. We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are highly responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals. On January 2, 2007, we completed the J&J Acquisition and acquired the U.S. rights to the following five OTC brands: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product. We will continue to seek opportunities to acquire attractive brands in niche markets.

Developments During Fiscal 2006

In the first quarter of fiscal 2006, we introduced or completed the introduction of the following product line extensions: Icy Hot Pro-Therapy, Selsun Salon, Bullfrog Mosquito Coast, Garlique CardioAssist, Capzasin Back & Body Patch and Pamprin Max. In the second quarter of fiscal 2006, we introduced Dexatrim Max2O. Gold Bond Ultimate Softening Lotion was introduced in the fourth quarter of 2006.

On November 30, 2005, we called our $75.0 million of Floating Rate Senior Notes for full redemption on December 30, 2005. The terms of the indenture for the Floating Rate Senior Notes required the repayment at a price of 102% of the principal amount of the notes plus accrued interest. The $75.0 million of Floating Rate Senior Notes were fully redeemed on December 30, 2005. We utilized borrowings of $38.0 million under our Amended Revolving Credit Facility and $38.9 million of our cash on hand to fund the redemption of the Floating Rate Senior Notes (see Note 5 of the notes to consolidated financial statements in Item 8 “Financial Statements and Supplementary Data”). As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the first quarter of fiscal 2006.

Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. A total of $70.9 million was previously funded into a settlement trust by our insurers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA, for the purpose of paying claims in the settlement. All claims in the settlement and expenses of the trust have now been paid. On June 14, 2006, we filed a motion to dissolve the settlement trust. The court granted this motion on July 14, 2006. On August 31, 2006, the settlement trust paid us $10.7 million which is included as a component of litigation settlement in our condensed consolidated statement of income. The settlement trust currently has a balance of approximately $2.8 million. We expect to use those funds to resolve the one pending Dexatrim PPA case which opted out of the settlement. Any funds remaining after we resolve the opt-out case will be returned to one of our insurance carriers. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan agreed to pay us $8.8 million and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8.75 million on March 17, 2006, which is included as a component of litigation settlement in our consolidated statement of income. In addition, this order allowed us to dismiss all cases against us with injury dates prior to December 21, 1998. The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

On July 25, 2006, we successfully completed a consent solicitation from the holders of our 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85.0 million, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio as defined in the indenture. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program. As of February 1, 2007, the current amount available under the repurchase authorization from our Board of Directors was $88.1 million.

On November 22, 2006, we completed a private offering of $125.0 million of 2.0% Convertible Senior Notes due 2013 (“Convertible Notes”), the proceeds of which were used to fund a convertible note hedge transaction designed to offset our exposure to dilution upon conversion of the Convertible Notes, repay existing indebtedness and fund in part the J&J Acquisition. The Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year, with the first interest payment due on May 15, 2007. Concurrently with the sale of the Convertible Notes, we purchased a note hedge for $32.0 million and issued warrants for proceeds of $18.6 million with an affiliate of Merrill Lynch (the “Counterparty”). The note hedge and warrants are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the Convertible Notes.

Based on Icy Hot Pro-Therapy performing below expectations, a review of point of sales data throughout fiscal 2006, an estimate of inventory on hand at customers and a review of our on hand inventory and purchase commitments outstanding as of November 30, 2006, during the fourth fiscal quarter we provided for an estimate of returns of $3.3 million and an estimate of obsolete inventory of $2.0 million, which reduced net sales and increased cost of sales, respectively, in our consolidated financial statements as of November 30, 2006.

During fiscal 2006, we repurchased 1.2 million shares of our common stock under our stock repurchase program for $39.3 million at an average price per share of $33.57.

On January 2, 2007, we completed the J&J Acquisition, which added the following five brands: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product. On January 2, 2007, we also completed an amended credit facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”). The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as topical pain care, medicated skin care products, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description
Topical Pain Care
Icy Hot	Dual action muscular and arthritis pain reliever
Icy Hot Pro-Therapy	Elastic support braces and pain relieving inserts
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever
Medicated Skin Care Products
Gold Bond	Medicated powder, cream, lotion, first aid and foot care products
Cortizone	Hydrocortisone anti-itch
Balmex	Diaper rash

Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos
Selsun Salon	Medicated dandruff shampoos with enhanced moisturizers and nutrients
Dietary Supplements
Dexatrim	Diet pills
Garlique	Cholesterol health supplement
Melatonex	Sleep aid
New Phase	Menopausal supplement
Omnigest EZ	Digestive aid
Other OTC and Toiletry Products
Internal Analgesics
Pamprin	Menstrual pain reliever
Prēmsyn PMS	Premenstrual pain reliever
Seasonal
Bullfrog	Waterproof sunscreens
Sun-In	Spray-on hair lightener
UltraSwim	Chlorine-removing shampoo and conditioner

Oral Care
ACT	Anti-cavity mouthwash/mouth rinse
Herpecin-L	Cold sore lip treatment
Benzodent	Denture pain relief cream

Other
Unisom	OTC sleep-aid
Kaopectate	Anti-diarrhea
Mudd	Facial masque

Topical Pain Care

Our topical pain care portfolio features six distinctly positioned brands. Our flagship brand, Icy Hot, is a leader in the external analgesic category and receives heavy media support and strong advertising featuring NBA super-star Shaquille O’Neal. In fiscal 2006, we introduced Icy Hot Pro-Therapy, a product line which combines strong knee or back support with therapeutic pain relieving inserts. In the first quarter of fiscal 2007, we extended the Icy Hot brand into the air activated portable heat category with Icy Hot Heat Therapy. Icy Hot will also be introducing new patch and cream line extensions in fiscal 2007 that are intended to capitalize on consumer trends.

Aspercreme provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain. Capzasin is an arthritis pain reliever that contains capsaicin, the active ingredient that doctors and pharmacists recommend for arthritis sufferers. In the first quarter of 2007, we will launch a new no-mess applicator under the Capzasin brand. Sportscreme is targeted at serious athletes as well as “weekend warriors”. Flexall is marketed toward those who seek a menthol and aloe vera based pain reliever for conditions such as chronic back pain or muscle strain. Arthritis Hot rounds out the portfolio and competes against private label products at a value price.

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

Initially launched in fiscal 2003, Gold Bond Ultimate Healing Skin Therapy Lotion helps to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C and E. The Gold Bond Ultimate line expanded into the everyday bath powder category with the introduction of Gold Bond Ultimate Comfort Body Powder during the first quarter of fiscal 2005. Gold Bond Ultimate Comfort Body Powder is a talc-free powder that provides freshness, odor protection and moisture control and features the signature Ultimate fragrance. In the fourth quarter of fiscal 2006, we introduced Gold Bond Ultimate Softening Lotion. The new Ultimate Softening lotion is specially formulated to soften rough dry skin.

As part of the J&J Acquisition on January 2, 2007, we have added two new brands to the medicated skin care category: Cortizone-10, a hydrocortisone anti-itch product, and Balmex, a diaper rash product.

Medicated Dandruff Shampoos

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

Dietary Supplements

Dexatrim is a leading brand in the diet pill category. Dexatrim experienced strong growth in fiscal 2006 behind Dexatrim Max and the newly introduced Dexatrim Max2O. Dexatrim Max was introduced in fiscal 2005 and contains Vitamin B complex, ginseng, chromium and ECGC from green tea. In fiscal 2007, we plan to launch Dexatrim Max Evening Appetite Control, a caffeine-free diet pill intended for night time use. Dexatrim Natural, a drug free, all-natural dietary supplement, is available in green tea, caffeine-free and extra energy versions. In fiscal 2006, we launched a unique new diet product, Dexatrim Max2O. Dexatrim Max2O, an effervescent tablet that dissolves in water, contains a Vitamin B complex and ECGC from green tea and is now available in four flavors.

We compete in the dietary supplements category with our Sunsource line of products. We focus the marketing of our Sunsource dietary supplements in two key areas: cardiovascular and menopausal health. Known for its support of cardiovascular health, Garlique leads the garlic supplement category and is positioned as an odor-free, one-per-day supplement that will help maintain cholesterol levels within a healthy range. In fiscal 2006, we launched a new cardiovascular health supplement called Garlique CardioAssist. Garlique CardioAssist is a clinically tested, odor-free dietary supplement containing an ingredient clinically proven to help lower total and LDL cholesterol. The proprietary formula also helps support normal levels of HDL cholesterol, triglycerides and homosysteines for more complete heart health. New Phase is a menopausal supplement that helps relieve the common discomforts of menopause, as well as providing support for strong bones and a healthy heart. All Sunsource products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.

Other OTC and Toiletry Products

Internal Analgesics

We compete in the menstrual analgesic category with two brands, Pamprin and Prēmsyn PMS. Pamprin, featuring three distinct formulas, seeks to provide complete relief of a woman’s menstrual symptoms, while Prēmsyn PMS has one formula designed to address specific symptoms of premenstrual syndrome. Pamprin is available in three formulas: Multi-Symptom, Cramp and All Day. In fiscal 2006, Pamprin Max was added to the line. Pamprin Max is formulated with three active ingredients to provide maximum relief from menstrual symptoms.

Seasonal

The majority of sales of our seasonal brands, Bullfrog, Sun-In and UltraSwim, typically occur during the first three quarters of our fiscal year. Bullfrog is a line of high quality, high SPF waterproof sunblocks targeted to outdoor active children and adults. In fiscal 2006, we launched Bullfrog Mosquito Coast, which combines SPF 30 sunblock with a DEET-free insect repellent in a convenient spray form. In the first quarter of fiscal 2007, we will launch Bullfrog Marathon Mist. This new product available in an adult and children’s version combines quick-drying SPF 30 sunblock in a continuous spray format.

 Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel. In 2007, Sun-In will introduce an updated package design for its spray-on products. UltraSwim is our niche line of swimmers’ shampoos and conditioner.

Oral Care

Our oral care brands include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures. Herpecin-L is available in a stick and a jar format. With the J&J Acquisition completed January 2, 2007, we have added ACT, a line of anti-cavity mouthwash and mouth rinses.

Other

Our other brands include Mudd, a line of specialty masque products, and a variety of other smaller brands. In connection with the J&J Acquisition on January 2, 2007, we also added the Unisom and Kaopectate brands. Unisom is the leading single ingredient brand in the OTC sleep aid category. Kaopectate is a well established anti-diarrheal remedy.

International Business

Our international business, which represented approximately 8% of our total revenues in fiscal 2006, has been concentrated in Canada, an export market driven from our operations in Ireland and the U.K. and in international countries in which Selsun and certain of our other products are sold.

Selsun International

We plan to focus our efforts on expanding Selsun’s international presence in existing key markets, such as Canada, Mexico, Brazil, the U.K. and Australia. In certain international markets, we sell Selsun through distributors and receive a royalty based on a percentage of distributor sales. We have entered into distributor agreements with third party distributors for Selsun in various international markets other than Canada and the U.K., where we engage national brokers.

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

United States Export

Our United States export division services various distributors primarily located in the Caribbean and Latin America. We distribute Selsun, Gold Bond, Dexatrim, Icy Hot, Aspercreme, Capzasin and Sportscreme into these markets.

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and product usage through extensive and cost effective advertising strategies that emphasize the strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 32% of total revenues in fiscal 2006.

We seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We rely principally on television and radio advertising and to a lesser extent print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us quickly and efficiently to launch and support new brands and product line extensions as well as increase market penetration of existing brands.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2006, our ten largest customers represented approximately 73% of total revenues, and our 20 largest customers represented approximately 84% of total revenues, which allows us to target our selling efforts to our key customers and customize programs to meet their needs. Our fiscal 2006 sales to Wal-Mart Stores, Inc. accounted for approximately 36% of total revenues. No other customer accounts for more than 10% of our total revenues. Shoppers Drug Mart, a Canadian retailer, accounted for more than 10% of our international revenues in fiscal 2006. Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution sales organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 43 people serves all direct buying accounts on an individual basis. Our internal sales force accounts for more than 95% of domestic sales. For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 90% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales personnel and customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products, we provide extended payment terms to our customers.

Internationally, our products are sold by national brokers in Canada and the U.K. and by distributors in Europe and Latin America. We have entered into distribution agreements with third party distributors for Selsun in various international markets except Canada and the U.K.

Most of our products, including those manufactured by third party manufacturers, are shipped from a leased warehouse located in Chattanooga, Tennessee. We also use a third party logistics service located in California to warehouse and distribute our products to the west coast area of the United States. We use third party common carriers to transport our products. We do not generally experience wide variances in the amount of inventory we maintain. At present, we have no significant backlog of customer orders and are promptly meeting customer requirements.

Manufacturing and Quality Control

During fiscal 2006, we manufactured approximately 60% of the sales volume of our products at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders, Icy Hot patches and sleeves, Herpecin-L, and our dietary supplements, including Dexatrim products. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively small cost. We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

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

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Sales of our Pamprin and Prēmsyn PMS products represented approximately 4% of our consolidated total revenues in fiscal 2006. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue. As a result of the limited supply and increase in worldwide demand for selenium metal, a major component in the manufacture of selenium sulfide, prices have been and are expected to be volatile. We believe that our current and potential alternative sources of supply will be adequate to meet future product demands.

Product Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an emphasis on new product development as evidenced by our increased research and development spending, the expansion of our product development staff and our 10,000 square foot research and product development facility. We currently employ approximately 28 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $4.2 million in fiscal 2006 and $3.6 million in fiscal 2005.

Competition

We compete in the OTC health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. Our competitors include large pharmaceutical companies such as Pfizer Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources and are not as highly leveraged. Our competitors may be better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market. In fiscal 2006, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot and Aspercreme, and the newly acquired brands ACT, Unisom and Cortizone.

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

Government Regulation

The U.S. manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to regulation by federal agencies, including, but not limited to:

·	the Food & Drug Administration (the “FDA”);
·	the Federal Trade Commission (the “FTC”);
·	the Drug Enforcement Administration (the “DEA”);
·	the Consumer Product Safety Commission (the “CPSC”);
·	the United States Postal Service;
·	the Environmental Protection Agency (“EPA”); and
·	the Occupational Safety and Health Administration (“OSHA”).

These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements including vitamins, minerals and herbs, as well as food additives, OTC and prescription drugs, medical devices and cosmetics. In addition, the FTC has primary jurisdiction to regulate the advertising of OTC drugs, medical devices, dietary supplements, functional toiletries and skin care products. In foreign countries these same activities may be regulated by Ministries of Health, or other local regulatory agencies; the manner in which they are registered, or how they are formulated, or what claims may be permitted may differ from similar products and practices in the U.S.

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

The majority of our OTC drug products are regulated pursuant to the FDA monograph system with the exception of Pamprin All Day, the subject of an abbreviated NDA held by The Perrigo Company and the newly acquired Unisom SleepTabs, the subject of an approved NDA now held by Chattem. Many of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a safety or efficacy issue with respect to one of our products or finalize these monographs with revised conditions as to which of our products do not comply. If any of our products were found not to be in compliance with the final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of a marketing application may require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, any of which would involve additional costs and may be prohibitive. For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in approved active levels or labeling claims, unless we obtain pre-marketing approval from the FDA. In 2004, we launched Pamprin All Day containing the menstrual pain reliever naproxen sodium. The Perrigo Company (“Perrigo”) manufactures this product for us under its existing abbreviated NDA. Failure to comply with the conditions in a final monograph or NDA, where applicable, could result in an FDA enforcement action.

We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the Pamprin Menstrual Pain Relief and Prēmsyn PMS products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either Pamprin Menstrual Pain Relief or

Prēmsyn PMS will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, we have formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs. Sales of our Pamprin Menstrual Pain Relief and Prēmsyn PMS products represented approximately 4% of our consolidated total revenues in fiscal 2006.

In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs (“NSAID’s”) for long periods to relieve pain of chronic diseases such as arthritis. These products include Vioxx®, Bextra® and Celebrex®. In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products. As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID’s. Well-known OTC NSAID’s such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s were affected by this regulatory action. Manufacturers of OTC NSAID’s were asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products. Our Pamprin All Day product, which contains naproxen sodium, is subject to these new labeling requirements. Pamprin All Day is manufactured for us by Perrigo, holder of an abbreviated NDA for naproxen sodium. As holder of the abbreviated NDA, Perrigo has made the mandated labeling changes within the time frame required by the FDA. Product with revised labeling compliant with new FDA regulations began shipping in February, 2006.

We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in Pamprin and Prēmsyn PMS . We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern. The FDA will address this issue in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure, that will cause the industry to relabel its analgesic products to better inform consumers of concomitant use.

We were notified in October, 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme. The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could market related products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. We are uncertain as to when the monograph is likely to become final. Sales of our Sportscreme and Aspercreme products represented approximately 8% of our consolidated total revenues in fiscal 2006.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch with 16% menthol. In February 2006, we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body Patch containing 0.025% capsaicin. All of these drug products contain levels of active ingredients consistent with the levels permitted in the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we believe that the monograph is unlikely to become final and take effect before mid-2008 and perhaps thereafter. If neither action described above is successful and the final monograph summarily excludes such products, we will have to file an NDA in order to continue to market the Icy Hot and Aspercreme patches, Icy

Hot Sleeve, Icy Hot Pro-Therapy Medicated Pad with Knee Wrap, Capzasin Back & Body Patch, and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market likely one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted. Sales of our Icy Hot and Aspercreme patches and Icy Hot Sleeve products represented approximately 12% of our consolidated total revenues in fiscal 2006.

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

The FDA also regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Under the FDC Act, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our Icy Hot Heat Therapy, Icy Hot Pro-Therapy Knee and Back Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs are Class I devices.

Class I devices are subject to the lowest level of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and use of appropriate truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) pre-market notifications (so-called “Class I Exempt”), but all are subject to FDA’s general misbranding and adulteration prohibitions. Both the Icy Hot Pro-Therapy Back and Knee Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs, and Icy Hot Heat Therapy are subject to regulations which exempt them from the 510(k) pre-market notification requirements. The FDA may disagree with our conclusion that clearances or approvals for such devices were not required or may require clearance or approval for future modifications of these or other devices. Such submissions may be time consuming and costly and may not ultimately be cleared or approved by FDA. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions which could include public warning letters, fines, injunctions, consent decrees, civil penalties, suspension or delayed issuance of approvals or seizure or recall of our products. The FDA could also require us to repair, replace, or refund the cost of devices that we manufactured or distributed.

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

Dietary supplement products may include truthful, non-misleading and substantiated statements of nutritional support.  Examples of such claims are statements describing general well-being resulting from consumption of a dietary ingredient or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.  These claims are also known as “structure/function” claims.  FDA requires companies which include structure/function claims on their labeling to notify the agency of the claim within 30 days of first marketing the dietary supplement with the identified claims.  FDA does not typically respond to these notifications, but could issue a “courtesy letter” should the agency question some aspect of the submission.  A dietary supplement that includes a structure/function claim on its labeling is also required to include a disclaimer stating that the FDA has not evaluated the claim.  FDA distinguishes between structure/function claims which do not require FDA pre-approval and disease-related health claims which require FDA prior approval or the issuance of an authorizing regulation.

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

Combination products can be regulated via a memorandum of understanding between federal agencies. In February 2006, we launched Bullfrog Mosquito Coast, a combination of sunscreen and insect repellent. The sunscreen labeling is regulated by the FDA in its sunscreen monograph, but the insect repellent, IR-3535, and its labeling, require pre-market safety and efficacy testing and approval by the EPA and all 50 states (and U.S. Territories). Bullfrog Mosquito Coast received approval from all states and the EPA prior to launch. Further, the FDA has announced its intention in its November, 2005 Unified Agenda to regulate, under the monograph system, the combination of sunscreens and insect repellents in a notice of proposed rulemaking yet to be published. Any final rule making is years in the future and the FDA might grandfather existing products or otherwise allow time for their compliance.

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

Finally, the FDA regulates the quality of all finished drug, medical device, and food products under GMP’s. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. In February 2006, we registered as a medical device manufacturer with the FDA in connection with our sale of Pro-Therapy products. It might be expected that we could be audited as a new device manufacturer under medical device GMP’s. Working with consultants we have instituted medical device GMP’s pursuant to applicable portions of the medical device Quality System Regulation, or QSR. As a result of any audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected. In the future, manufacturers of dietary supplements may be mandated by the FDA to comply with more rigorous GMP’s as well as post-marketing responsibilities similar to those applied to OTC drugs or medical devices. Such regulations may include mandatory adverse event reporting requirements as part of new GMP’s regulations.

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

In late 2005, we began the manufacture of Bullfrog Mosquito Coast at our Chattanooga, Tennessee plant. Bullfrog Mosquito Coast is a combination of sunscreen and insect repellent. The EPA has primary jurisdiction over insect repellants and combination insect repellant products containing sunscreens, such as BullFrog Mosquito Coast. Both products and manufacturing establishments must be registered with EPA. The FDA has published notice that a monograph regulating combination insect repellants and sunscreens will be issued during 2007. This new monograph may change the regulatory enforcement jurisdiction from the EPA to the FDA.

The handling, disposal, and environmental exposure of the insect repellent, IR-3535, is strictly regulated by the EPA under the Clean Waters Act. Any failure to comply with applicable regulations with respect to the use of IR-3535 might result in EPA action against us, including fines or injunctive action.

Employees

We employ approximately 423 persons on a full-time basis and eight persons on a part-time basis in the United States. In addition, we employ approximately 24 persons at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

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

We may not be able to successfully integrate the five brands acquired in the J&J Acquisition into our portfolio of consumer brands or achieve other synergies associated with the acquisition.

In connection with the completion of the J&J Acquisition, we acquired the U.S. rights to the following five brands: ACT, Unisom, Cortizone, Kaopectate and Balmex. The integration of these acquired brands into our existing business involves a number of risks and presents significant financial, operational and managerial challenges. Failure to successfully integrate the new brands into our business may have a material adverse effect on our business, results of operation, financial condition, cash flow or the trading price for our common stock or the trading price and liquidity of the Convertible Notes.

We have a significant amount of debt that could adversely affect our business and growth prospects.

As of November 30, 2006, our total long-term debt was $232.5 million. Additionally, on January 2, 2007, we completed an amended credit facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan. The proceeds from the term loan were used to finance in part the J&J Acquisition. In the future, we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

The OTC health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large pharmaceutical companies such as Pfizer Inc. and Johnson & Johnson, consumer products companies such as Procter & Gamble Co. and dietary supplements companies such as Nature’s Bounty, Inc. and Pharmaton Natural Health Products, many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

We may face additional lawsuits alleging injury from the use of Dexatrim products containing ephedrine, which we discontinued manufacturing and shipping in September 2002, or from other products that we currently produce or may produce in the future.

We are currently named as a defendant in two lawsuits alleging that the plaintiffs were injured as a result of the ingestion of Dexatrim containing ephedrine. On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacture and shipment of Dexatrim containing ephedrine in September 2002, the FDA’s final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

Our available product liability coverage for the defense of lawsuits alleging injury from the use of Dexatrim products containing ephedrine, or from other products that we currently produce or may produce in the future, consists of $25.0 million of coverage through our captive insurance subsidiary, of which approximately $6.6 million is funded as of February 1, 2007. We also have an additional $20.0 million of excess coverage through a third party reinsurance policy, which excludes coverage for any future claims involving Dexatrim products containing ephedrine. In the future, if we face significant liabilities relating to the Dexatrim products which included ephedrine, our product liability insurance may be insufficient, and we may not have sufficient resources to satisfy these liabilities in excess of our insurance coverage.

An inherent risk of our business is exposure to product liability claims by users of our products. We may also experience significant product liability exposure related to our other products (including the five brands acquired in the J&J Acquisition) in the future.

Our product liability insurance coverage may be insufficient to cover existing or future product liability claims.

Our business inherently makes us the potential target of product liability claims. We have product liability insurance through our captive insurance subsidiary and a third party reinsurance policy that provides coverage for product liability claims. Our product liability insurance coverage for all of our products, including Dexatrim products containing ephedrine, consists of $25.0 million of coverage through our captive insurance subsidiary, of which approximately $6.6 million is funded as of February 1, 2007, and an additional $20.0 million of excess coverage through a third party reinsurance policy, which excludes coverage for any future claims involving Dexatrim products containing ephedrine.

All of our insurance policies are subject to certain limitations that are generally customary for policies of this type such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts, and we may not have sufficient resources to pay these damages. Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in May of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amounts equal to that which we currently have or in amounts sufficient to satisfy future claims. Also, the addition of five new brands to our consumer products portfolio following the completion of the J&J Acquisition may result in increased insurance costs.

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

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not conform to consumer preferences, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences and translate our knowledge into customer-accepted products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

We rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales.

In fiscal 2006, Wal-Mart Stores, Inc. represented approximately 36% of our total revenues, our ten largest customers represented approximately 73% of our total revenues and our 20 largest customers represented approximately 84% of our total revenues. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

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

We rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun and Dexatrim brands and the brands acquired in the J&J Acquisition.

We use third party manufacturers to make products representing approximately 40% of our fiscal 2006 sales volume, including our Gold Bond medicated powders and foot spray, the Icy Hot patches and sleeves, Herpecin-L, and our line of dietary supplements including Dexatrim Max and, internationally, our line of Selsun medicated dandruff shampoos.  Pfizer Inc. will manufacture the Cortizone, Unisom and Kaopectate products for us during a transition period of up to 18 months.  In the near term, we will also rely on third party manufacturers to manufacture the Act and Balmex product lines. In many cases, third party manufacturers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business.

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

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2006, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot and Aspercreme as well as the brands acquired in the J&J Acquisition in January 2007. Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States. Also, we did not acquire any material intellectual property or trademark rights outside of the United States for the five brands acquired in the J&J Acquisition. We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

Approximately 60% of our sales volume in fiscal 2006 was from products manufactured in two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

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

In fiscal 2006, approximately 8% of our total revenues were attributable to our international business. Our acquisition of Selsun Blue in 2002 expanded our international business. We operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

The terms of the indenture under which our 7.0% Subordinated Notes are issued and our Credit Facility impose operating and financial restrictions on us including restrictions on:

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

Our manufacturing sites use chemicals and other potentially hazardous materials and generate both hazardous and non-hazardous waste, the transportation, treatment, storage and disposal of which are regulated by various governmental agencies and federal, state and local laws and regulations. Under these laws and regulations, we are exposed to liability primarily as an owner or operator of real property, and as such, we may be responsible for the clean-up or other remediation of contaminated property. Environmental laws and regulations can change rapidly, and we may become subject to more stringent environmental laws and regulations in the future, which may be retroactively applied to earlier events. Product line extensions, such as Bullfrog Mosquito Coast, or acquisitions of new products, such as those acquired in the J&J Acquisition, may also subject our business to new or additional environmental laws and regulations. In addition, compliance with new or more stringent environmental laws and regulations could involve significant costs.

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

Provisions of our shareholder rights plan and our restated charter, as well as certain provisions of Tennessee corporation law, may deter unfriendly offers or other efforts to obtain control over us and could deprive shareholders (including holders of the Convertible Notes which may convert into common stock) of their ability to receive a premium on their common stock.

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

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control, including variations in our quarterly operating results, our leveraged financial position, potential sales of additional shares of our common stock, general trends in the consumer products industry, changes by securities analysts in their estimates or investment ratings, the relative illiquidity of our common stock, news regarding potential product liability litigation and stock market conditions generally.

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

Item 1B. Unresolved Staff Comments

None

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	12.0	117,600	Manufacturing Office & Administration	77,000 40,600

Chattanooga, Tennessee	8.3	78,500	Manufacturing & Warehousing Office Product Development Center	58,300 10,200 10,000

Leased Properties:
Chattanooga, Tennessee	5.1	139,000	Warehousing Warehousing & Manufacturing	103,800 35,200

Chattanooga, Tennessee	10.0	100,000	Warehousing Office	99,300 700

Mississauga, Ontario, Canada	0.3	15,069	Warehousing Office & Administration Packaging	10,569 3,000 1,500

Basingstoke, Hampshire, England	0.5	12,332	Warehousing Office & Administration	9,332 3,000

Limerick, Ireland	—	2,100	Office & Administration	2,100

We are currently operating our manufacturing facilities at approximately 70% of total capacity. These manufacturing facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

Item 3. Legal Proceedings

See note 13 of notes to consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “CHTT”. The table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

Fiscal 2006:	High	Low
First Quarter	$42.00	$33.58
Second Quarter	39.90	33.43
Third Quarter	35.49	29.09
Fourth Quarter	49.60	33.37

Fiscal 2005:	High	Low
First Quarter	$38.08	$32.01
Second Quarter	45.65	36.30
Third Quarter	46.08	38.05
Fourth Quarter	39.68	31.77

Holders

As of February 1, 2007, there were approximately 243 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 7.0% Subordinated Notes were issued and by the terms of our Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
9/1/06-9/30/06	—	$—	—	$88,147,224
10/1/06-10/31/06	—	—	—	88,147,224
11/1/06-11/30/06	—	—	—	88,147,224
Total Fourth Quarter	—	$—	—	88,147,224

(1)	Average price paid per share includes broker commissions

(2)
In January 2005, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $30.0 million. A total of $17.3 million remained available under the stock buyback authority prior to July 29, 2005, when our board of directors increased the total buyback authorization back to $30.0 million. Subsequent to share purchases made in the fourth quarter of fiscal 2005, our board of directors again increased the total buyback authorization back to $30.0 million, effective November 29, 2005. On June 26, 2006, our board of directors authorized the repurchase of up to an additional $100.0 million of our common stock under our existing stock repurchase program. There is no expiration date specified for our stock buyback program.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended November 30,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Total revenues	$300,548	$279,318	$258,155	$233,749	$223,116
Operating costs and expenses	217,804	212,830	228,292	177,849	171,540
Income from operations	82,744	66,488	29,863	55,900	51,576
Other expense, net	(13,454)	(13,478)	(27,709)	(20,307)	(21,406)
Income before income taxes and change in accounting principle	69,290	53,010	2,154	35,593	30,170
Provision for income taxes	24,178	16,963	703	12,246	11,470
Income before change in accounting principle	45,112	36,047	1,451	23,347	18,700
Cumulative effect of change in accounting principle, net of income tax benefit (1)	—	—	—	—	(8,877)
Net income	$45,112	$36,047	$1,451	$23,347	$9,823
PER SHARE DATA:
Income per diluted share before change in accounting principle	$2.34	$1.77	$.07	$1.19	$.97
Change in accounting principle	—	—	—	—	(.46)
Total diluted	$2.34	$1.77	$.07	$1.19	$.51
BALANCE SHEET DATA: (At end of year)
Total assets	$415,313	$367,214	$372,642	$364,466	$354,574
Long-term debt, less current maturities	$232,500	$145,500	$200,000	$204,676	$217,458

(1)
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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as topical pain care, medicated skin care products, medicated dandruff shampoos, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Icy Hot, Aspercreme and Capzasin - topical pain care;

•	Gold Bond - medicated skin care products;

•	Selsun Blue and Selsun Salon - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements;

•
Other OTC and toiletry products such as Pamprin, a menstrual analgesic; Herpecin-L, a lip care product; Benzodent, a dental analgesic cream; and toiletries such as Bullfrog, a line of sunscreens; UltraSwim, a chlorine-removing shampoo; Sun-In, a hair lightener.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 32% of our total revenues in fiscal 2006. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Developments During Fiscal 2006

Products

In the first quarter of fiscal 2006, we introduced or completed the introduction of the following product line extensions: Icy Hot Pro-Therapy, Selsun Salon, Bullfrog Mosquito Coast, Garlique CardioAssist, Capzasin Back & Body Patch and Pamprin Max. In the second quarter of fiscal 2006, we introduced Dexatrim Max2O. Gold Bond Ultimate Softening Lotion was introduced in the fourth quarter of 2006.

Based on Icy Hot Pro-Therapy performing below expectations, a review of point of sales data throughout fiscal 2006, an estimate of inventory on hand at customers and a review of our on hand inventory and purchase commitments outstanding as of November 30, 2006, we have provided for an estimate of returns of $3.3 million and an estimate of obsolete inventory of $2.0 million, which reduced net sales and increased cost of sales, respectively, in our consolidated financial statements as of November 30, 2006.

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

On November 22, 2006, we completed a private offering of $125.0 million of the Convertible Notes, the proceeds of which were used to fund in part the J&J Acquisition. The Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year, with the first interest payment due on May 15, 2007. Concurrently with the sale of the Convertible Notes, we purchased a note hedge for $32.0 million and issued warrants for proceeds of $18.6 million with an affiliate of Merrill Lynch (the “Counterparty”). The note hedge and warrants are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the Convertible Notes.

On January 2, 2007, we completed an amended credit facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”), led by Bank of America. The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition. The term loan bears interest at LIBOR plus 1.75% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus 0.75% at our discretion. Maturities of the term loan are $3.0 million annually with any remaining balance due January 2, 2013.

Stock Repurchase

During fiscal 2006, we repurchased 1.2 million shares of our common stock under our stock repurchase program for $39.3 million at an average price per share of $33.57.

On July 25, 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85.0 million, including payments for the repurchase of our common stock and adjust the fixed charge coverage ratio as defined in the indenture. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program. As of February 1, 2007, the current amount available under the authorization from the Board of Directors was $88.1 million.

Litigation

Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. A total of $70.9 million was previously funded into a settlement trust by our insurers and Sidmak Laboratories, Inc., the manufacturer of Dexatrim products containing PPA, for the purpose of paying claims in the settlement. All claims in the settlement and expenses of the trust have now been paid. On June 14, 2006, we filed a motion to dissolve the settlement trust. The court granted this motion on July 14, 2006. On August 31, 2006, the settlement trust paid us $10.7 million which is included as a component of litigation settlement in our condensed consolidated statement of income. The settlement trust currently has a balance of approximately $2.8 million. We expect to use those funds to resolve the one pending Dexatrim PPA case which opted out of the settlement. Any funds remaining after we resolve the opt-out case will be returned to one of our insurance carriers. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred.

During the third quarter of fiscal 2005, we entered into a settlement agreement with the DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the Dexatrim brand prior to December 21, 1998 (the “DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998 and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust to be established under DELACO’s bankruptcy plan agreed to pay us $8.75 million and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8.75 million on March 17, 2006, which is included in our condensed consolidated statements of income, net of legal expenses. In addition, this order allows us to dismiss all cases against us with injury dates prior to December 21, 1998, and channel these cases to the DELACO settlement trust whether brought by an injured party or a co-defendant to a Dexatrim products liability case. We expect all claims with injury dates prior to December 21, 1998 to be channeled to the DELACO settlement trust. The confirmation of the DELACO bankruptcy plan effectively releases us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

Acquisition

On January 2, 2007, we completed the J&J Acquisition for $410.0 million. The acquisition was funded with the proceeds received from the Convertible Notes, borrowings under our revolving credit facility and funds provided from the term loan under our Credit Facility.

Results of Operations

The following table sets forth for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

	Year Ended November 30,
	2006	2005	2004
TOTAL REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	31.3	28.6	28.4
Advertising and promotion	32.0	27.5	29.0
Selling, general and administrative	15.6	16.9	17.1
Executive severance charges	—	0.8	—
Impairment of indefinite-lived intangible assets	—	—	7.8
Loss on product divestures	—	3.1	—
Litigation settlement	(6.4)	(0.7)	6.1
Total costs and expenses	72.5	76.2	88.4
INCOME FROM OPERATIONS	27.5	23.8	11.6
OTHER INCOME (EXPENSE):
Interest expense	(3.9)	(4.9)	(5.9)
Investment and other income, net	0.4	0.4	0.1
Loss on early extinguishment of debt	(0.9)	(0.3)	(5.0)
Total other income (expense)	(4.4)	(4.8)	(10.8)
INCOME BEFORE INCOME TAXES	23.1	19.0	0.8
PROVISION FOR INCOME TAXES	8.1	6.1	0.2
NET INCOME	15.0%	12.9%	0.6%

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the November 30, 2006 consolidated financial statements:

Allowance for Doubtful Accounts

As of November 30, 2006, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the year ended November 30, 2006, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts. The balance of allowance for doubtful accounts was $0.3 million, $0.3 million and $0.8 million at November 30, 2006, 2005 and 2004, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products. We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period. To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail. This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns. This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data. We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance. Our estimate of product returns for seasonal and non-seasonal products as of November 30, 2006 was $1.2 million and $1.3 million, respectively, $0.2 million and $0.6 million, respectively, as of November 30, 2005 and $0.5 million and $0.1 million, respectively, as of November 30, 2004. As of November 30, 2006 and November 30, 2005, estimated returns of pHisoderm product was $0.3 million and $0.7 million, respectively, due to our November 30, 2005 divestiture of this brand. Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on hand at customers, we have estimated returns as of November 30, 2006 of $3.3 million, which decreased net sales on our consolidated financial statements. As a result of higher sales volumes in fiscal 2006, we increased our estimate of returns for seasonal products by approximately $1.0 million, which resulted in a decrease to net sales in our consolidated financial statements. For fiscal 2005 and 2004, we decreased our estimate of seasonal returns by approximately $0.2 million and $0.9 million, respectively, which resulted in an increase to net sales in our consolidated financial statements. During the fiscal years ended November 30, 2006 and 2005, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point of sale data, we increased our estimate of non-seasonal returns by approximately $0.7 million and $0.6 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements. During fiscal 2004, we decreased our estimate of non-seasonal returns by approximately $0.8 million, which resulted in an increase to net sales in our consolidated financial statements. Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million. Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.4 million.

We routinely enter into agreements with customers to participate in promotional programs. The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run. During fiscal 2006, 2005 and 2004, our cooperative advertising reimbursements did not exceed the fair value of the benefits received under those programs.

We analyze promotional programs in two primary categories -- coupons and vendor allowances. Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us. We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data. The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year. Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered. The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments. Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances. The costs of these programs is often variable based on the number of units actually sold. As of November 30, 2006, the coupon accrual and reserve for vendor allowances were $1.2 million and $3.7 million, respectively, $0.6 million and $1.1 million, respectively, as of November 30, 2005 and $1.3 million and $1.9 million, respectively, as of November 30, 2004. Each percentage point change in promotional program participation would impact net sales by $0.2 million and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our estimated annual effective income tax rate during fiscal 2006 was 35%, as compared to 32% in fiscal 2005 and 33% in fiscal 2004, as a result of lower deductions for charitable contributions and greater apportionment in states with higher statutory tax rates.

For additional information regarding our significant accounting policies, see note 2 of notes to consolidated financial statements.

Fiscal 2006 Compared to Fiscal 2005

To facilitate discussion of our operating results for the years ended November 30, 2006 and 2005, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2006	2005	Amount	Percentage

	(dollars in thousands)
Domestic net sales	$276,397	$252,436	$23,961	9.5%
International revenues (including royalties)	24,151	26,882	(2,731)	(10.2)
Total revenues	300,548	279,318	21,230	7.6
Cost of sales	94,036	79,884	14,152	17.7
Advertising and promotion expense	96,071	76,763	19,308	25.2
Selling, general and administrative expense	46,989	47,322	(333)	(0.7)
Executive severance charges	—	2,269	(2,269)	(100.0)
Loss on product divestures	—	8,678	(8,678)	(100.0)
Litigation settlement charges	(19,292)	(2,086)	(17,206)	(824.8)
Interest expense	11,725	13,814	(2,089)	(15.1)
Loss on early extinguishment of debt	2,805	750	2,055	274.0
Net income	45,112	36,047	9,065	25.1

Domestic Net Sales

Domestic net sales for fiscal 2006 increased $24.0 million, or 9.5%, to $276.4 million from $252.4 million in fiscal 2005. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$101,396	$89,539	$11,857	13.2%
Medicated skin care products	67,238	62,458	4,780	7.7
Dietary supplements	35,081	33,828	1,253	3.7
Medicated dandruff shampoos and conditioner	37,742	34,880	2,862	8.2
Other OTC and toiletry products	34,940	31,731	3,209	10.1
Total	$276,397	$252,436	$23,961	9.5

Net sales growth in the topical pain care category was led by the launch of the new Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert product and a 18% increase in sales of Capzasin, led by the new Capzasin Back & Body Patch. Excluding sales of Icy Hot Pro-Therapy, the category declined 3% compared to fiscal 2005, led by decreased sales of Icy Hot and Flexall. Based on Icy Hot Pro-Therapy performing below expectations, a review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on hand at customers, we have provided for an estimate of returns as of November 30, 2006 of $3.3 million, which reduced net sales in our consolidated financial statements.

Net sales growth in the medicated skin care products category resulted from a 24% increase in the Gold Bond franchise. Gold Bond sales growth was attributable to 62%, 5% and 10% increases from the lotion, powder and cream lines, respectively, and was partially offset by lost sales from our discontinued first aid and antifungal foot swab products. The increase in sales from the Gold Bond lotion line of products was attributable to continued sales increases of Gold Bond Ultimate Healing Lotion and the introduction of Gold Bond Ultimate Softening Lotion in fiscal 2006. The increase in net sales of Gold Bond powder was due to continued growth of the medicated powder line. The overall sales growth in this category was offset by the 16% decline in sales resulting from the sale of pHisoderm effective November 30, 2005.

Net sales for the dietary supplements category improved primarily due to a 28% increase in Dexatrim led by the introduction of Dexatrim Max2O in fiscal 2006, which was partially offset by lost sales of the discontinued All-in-One Bar. Net sales of New Phase decreased due to the introduction in fiscal 2005 of New Phase Extra Strength.

Domestic net sales of our medicated dandruff shampoos increased 8% due to a full years sales of Selsun Salon, which was launched in the fourth quarter of fiscal 2005. This sales growth was partially offset by a slight reduction in sales of Selsun Blue.

The increase in net sales for the other OTC and toiletry products category was due primarily to sales increases of Pamprin and Bullfrog of 16% and 17%, respectively, led by the introduction of Pamprin MAX and Bullfrog Mosquito Coast, respectively. The sales growth was partially offset by sales decreases of Mudd, Prēmsyn and Benzodent.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products, for which we implemented a unit sales price increase.

International Revenues

For fiscal 2006, international revenues decreased $2.7 million, or 10.2%, to $24.2 million from $26.9 million in fiscal 2005. The decrease was primarily due to the reduction of sales as a result of the divestiture of pHisoderm at the end of fiscal 2005 and the suspension of distribution in a single European market in 2005, partially offset by a full year sales of Icy Hot in Canada in 2006.

Cost of Sales

Cost of sales in fiscal 2006 increased $14.2 million, or 17.7%, to $94.0 million from $79.9 million in fiscal 2005. Cost of sales as a percentage of total revenues was 31.3% for fiscal 2006 as compared to 28.6% for fiscal 2005. The increase in cost of sales as a percentage of total revenues was primarily due to the launch of Icy Hot Pro-Therapy which has higher product costs than our other products. Based on Icy Hot Pro-Therapy performing below expectations and a review of our on hand inventory and purchase commitments outstanding as of November 30, 2006, we have recorded an estimate for obsolete inventory of $2.0 million, which increased cost of sales in our consolidated financial statements.

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2006 increased $19.3 million, or 25.2%, to $96.1 million from $76.8 million in fiscal 2005 and were 32.0% of total revenues for fiscal 2006 compared to 27.5% for the comparable period of fiscal 2005. Support for new product introductions resulted in an increase in advertising and promotion expenditures in fiscal 2006 for Icy Hot Pro-Therapy, Selsun Salon and Bullfrog Mosquito Coast.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased $0.3 million, or 0.7%, to $47.0 million from $47.3 million in fiscal 2005. Selling, general and administrative expenses were 15.6% and 16.9% of total revenues for fiscal 2006 and fiscal 2005, respectively. The decrease was attributable to lower compensation expense in the current year related to payments associated with restricted stock grants in the prior year and an executive severance charge in fiscal 2005, offset in part by share-based compensation expense under SFAS 123R in fiscal 2006.

Litigation Settlement Charges

Litigation settlement for fiscal 2006 reflected the $8.8 million recovery from the DELACO settlement trust in the first quarter of 2006, the $10.7 million recovery from the settlement trust in the third quarter of 2006 in the Dexatrim litigation settlement and net legal expenses related to the Dexatrim litigation of $0.2 million, compared to the reversal of a charge of $6.0 million related to the Dexatrim litigation, $0.5 million reimbursement from the settlement trust for previously incurred administrative costs for the same period of fiscal 2005, offset by legal expenses and ephedrine-related claims of $4.4 million related to the settlement of Dexatrim litigation.

Interest Expense

Interest expense in fiscal 2006 decreased $2.1 million, or 15.1%, to $11.7 million from $13.8 million in fiscal 2005. The decrease was largely the result of reductions in outstanding debt as a result of the redemption of our $75.0 million Floating Rate Senior Notes on December 30, 2005. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006, which resulted in a loss on early extinguishment of debt of $2.8 million. During fiscal 2005, we repurchased $17.5 million of our 7.0% Subordinated Notes, which resulted in a loss on early extinguishment of debt of $0.7 million.

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

Domestic Net Sales

Domestic net sales for fiscal 2005 increased $18.4 million, or 7.9%, to $252.4 million from $234.0 million in fiscal 2004. For a description of each brand included in the following categories, see “Products” in Item 1 of this Form 10-K. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2005	2004	Amount	Percentage
	(dollars in thousands)
Topical pain care products	$89,539	$76,300	$13,239	17.4%
Medicated skin care products	62,458	60,495	1,963	3.2
Dietary supplements	33,828	33,011	817	2.5
Medicated dandruff shampoos and conditioner	34,880	31,309	3,571	11.4
Other OTC and toiletry products	31,731	32,888	(1,157)	(3.5)
Total	$252,436	$234,003	$18,433	7.9

Net sales growth in the topical pain care category was led by 38% and 15% increases in sales of Aspercreme and Icy Hot, respectively. Aspercreme’s sales increase was driven by the launch of the Odor-Free Therapy Back and Body Patch. Icy Hot continued to benefit from the strength of the Icy Hot Back Patch and a full year of sales from the Medicated Sleeve. Net sales growth in this category also resulted from 15%, 9% and 2% sales increases in Capzasin, Sportscreme and Flexall, respectively. The overall sales growth in this category was partially offset by decreased sales of Arthritis Hot.

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

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2005 increased $1.8 million, or 2.4%, to $76.8 million from $74.9 million in fiscal 2004 and were 27.5% of total revenues for fiscal 2005 compared to 29.0% for fiscal 2004. Support for new product introductions resulted in an increase in advertising and promotion expenditures in fiscal 2005 for Dexatrim, Aspercreme, Gold Bond powder, Bullfrog, New Phase and pHisoderm. The decrease in advertising and promotion expense as a percentage of total revenues was attributable to a more cost-effective use of advertising expenditures and higher sales.

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

Interest Expense

Interest expense in fiscal 2005 decreased $1.2 million, or 8.2%, to $13.8 million from $15.0 million in fiscal 2004. The decrease was largely the result of reductions in outstanding debt as a result of our repurchase of $17.5 million of our 7.0% Senior Subordinated Notes completed in the second quarter of fiscal 2005 and the remaining benefit from the debt refinancing completed during the first quarter of fiscal 2004. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

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

Cash of $54.4 million and $55.0 million was provided by operations in fiscal 2006 and 2005, respectively. Increased net income and reduced accounts receivable, due mainly to the receipt of cash from the sale of pHisoderm in 2005, was offset by increased inventory, due primarily to inventory related to Icy Hot Pro-Therapy, and a decrease in accounts payable and accrued liabilities.

Investing activities used cash of $6.8 million and $0.7 million in fiscal 2006 and 2005, respectively. The increase in the usage of cash was primarily due to proceeds received from the sale of our Selsun business in certain countries in Africa and Asia in fiscal 2005.

Financing activities used cash of $4.1 million and $46.5 million in fiscal 2006 and 2005, respectively. The decrease in cash used primarily was attributable to the sale of the $125.0 million Convertible Notes in fiscal 2006 and the sale of warrants for $18.6 million, which offset the payoff of the $75.0 million Floating Rate Senior Notes, the repurchase of $39.3 million of common stock and the purchase of the Convertible Note hedge for $32.0 million.

As of November 30, 2006, our total debt was $232.5 million, consisting of our 7.0% Subordinated Notes of $107.5 million and our Convertible Notes of $125.0 million. As of November 30, 2006, we had no borrowings outstanding under our Amended Revolving Credit Facility with available borrowings of up to $100.0 million. As of February 1, 2007, our total debt was $570.5 million, consisting of borrowings outstanding under our revolving credit facility under our Credit Facility totaling $38.0 million, $107.5 million of our 7.0% Subordinated Notes, $125.0 million of our Convertible Notes and a $300.0 million term loan under our Credit Facility. Borrowings under our revolving credit facility under the Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of 0.0% to 0.5% (8.25% as of November 30, 2006). The applicable percentages are calculated based on our leverage ratio. Borrowings under the term loan under our Credit Facility bear interest at LIBOR plus 1.75% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus 0.75%. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. On November 22, 2006, we entered into an interest rate cap (the “forward starting cap”) and an interest rate swap (the “forward starting swap”), both with a future effective date of January 15, 2007. The forward starting cap has decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement. The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.

On July 25, 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture governing such notes to increase our capacity to make restricted payments by an additional $85.0 million, including payments for the repurchase of our common stock and adjust the fixed charge coverage ratio as defined in the indenture. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program. During fiscal 2006, we repurchased 1,171,663 shares of our common stock for $39.3 million.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted. It is likely that any acquisitions we make in the future will require us to obtain additional financing.

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2006. We had no commercial obligations as of November 30, 2006:

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$232,500	$—	$—	$—	$232,500
Operating leases	3,301	1,488	1,038	363	412
Purchase commitments	3,136	1,894	1,242	—	—
Endorsements	4,025	1,675	2,350	—	—
Total	$242,962	$5,057	$4,630	$363	$232,912

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. Other than as presented in the table above, we do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for three months.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries. Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland. The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively. Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”. For fiscal 2006 and 2005, these subsidiaries accounted for 8% of total revenues, respectively, and 4% of total assets, respectively. It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Following our acquisition of Selsun Blue, our international business operations have expanded significantly, which has increased our exposure to fluctuations in foreign exchange rates. During fiscal 2006, a portion of these foreign sales was reflected as royalties, which have been paid to us in

U.S. dollars. In addition, until July 2005 Abbott Laboratories (“Abbott”), from whom we acquired Selsun Blue, continued to supply a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. An insignificant loss for the year ended November 30, 2006 and a gain of $0.2 million for the year ended November 30, 2005 resulted from foreign currency transactions and are included in selling, general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

See note 2 of notes to consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases. These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections. The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K and the documents incorporated herein by reference include the following:

•	the inability to successfully integrate the new brands into our portfolio of consumer brands or achieve other synergies associated with the acquisition;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•
the possibility of product liability claims, including lawsuits alleging injury from the use of Dexatrim products containing ephedrine, which we discontinued manufacturing and shipping in September 2002, or from other products that we currently produce or may produce in the future;

•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our acquisition strategy is subject to risk and may not be successful;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile; and
•	other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Amended Revolving Credit Facility. Loans under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages of up to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2006, no amounts were outstanding under the Amended Revolving Credit Facility. The 7.0% Subordinated Notes and the 2.0% Convertible Senior Notes are fixed interest rate obligations. On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. The amortized value of the premium on the interest rate cap was compared to its fair value as of November 30, 2006 resulting in a loss of $0.3 million, reflected in the income statement as interest expense. As of November 30, 2006, the interest rate cap was deemed to be an ineffective cash flow hedge resulting in de-designation of the hedge. The interest rate cap agreement terminates on March 1, 2010. On November 22, 2006, we entered into a forward starting cap agreement effective January 15, 2007. The forward starting cap has decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement. During the year ended November 30, 2006, the value of the premium on the forward starting cap was compared to the fair value of the forward starting cap and the change in the market value of the premium of $0.1 million, net of tax, was recorded to other comprehensive income. The forward starting cap agreement terminates on January 15, 2010. On November 22, 2006, we entered into a forward starting swap agreement effective January 15, 2007. The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement. During the year ended November 30, 2006, the change in fair value of $0.5 million, net of tax, was recorded to other comprehensive income. The forward starting swap agreement terminates on January 15, 2010. The impact on our results of operations of a one-point rate change on the February 1, 2007 outstanding revolving credit facility balance of $38.0 million and $300.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $2.2 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the consolidated statements of income. Until July 2005, Abbott continued to supply us with a portion of our international supply of Selsun and billed us in U.S. dollars in certain instances. Beginning April 1, 2004, a portion of our international supply of Selsun was billed to us in local currencies. The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.8 million as of November 30, 2006.

This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Chattem, Inc.

We have audited the accompanying consolidated balance sheets of Chattem, Inc.(a Tennessee corporation) and subsidiaries (the “Company”) as of November 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chattem, Inc. and subsidiaries as of November 30, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule titled “Schedule II - Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chattem, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effectiveness of, internal control over financial reporting.

As discussed in Note 2 of the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments, in 2006.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
February 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Chattem, Inc. and subsidiaries

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Chattem, Inc. and subsidiaries for the year ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Chattem, Inc. and subsidiaries for the year ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
January 31, 2005, except for the section “Inventories” included in Note 2 as to which the date is February 17, 2006

Consolidated Balance Sheets
November 30, 2006 and 2005
(In thousands)

ASSETS	2006	2005

CURRENT ASSETS: Cash and cash equivalents	$90,527	$47,327
Accounts receivable, less allowances of $10,907 in 2006 and $3,417 in 2005	29,595	32,593
Other receivables	257	9,600
Inventories	31,389	23,631
Refundable income taxes	—	1,207
Deferred income taxes	4,341	2,478
Prepaid expenses and other current assets	5,857	5,106
Total current assets	161,966	121,942

PROPERTY, PLANT AND EQUIPMENT, NET	30,353	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	206,149	206,387
Debt issuance costs, net	11,399	4,297
Other	5,446	4,704
Total other noncurrent assets	222,994	215,388

TOTAL ASSETS	$415,313	$367,214

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
November 30, 2006 and 2005
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2006	2005

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$37,000
Accounts payable and other	9,948	17,238
Bank overdrafts	5,824	—
Accrued liabilities	11,805	15,248
Total current liabilities	27,577	69,486

LONG-TERM DEBT, less current maturities	232,500	145,500

DEFERRED INCOME TAXES	17,668	27,736

OTHER NONCURRENT LIABILITIES	1,987	1,865

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued 18,669 in 2006 and 19,668 in 2005	30,452	63,876
Retained earnings	105,965	60,853
	136,417	124,729
Unamortized value of restricted common shares issued	—	(1,818)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(597)	(83)
Foreign currency translation adjustment	(239)	(201)
Total shareholders’ equity	135,581	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$415,313	$367,214

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Years Ended November 30, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
TOTAL REVENUES:
Net sales	$300,320	$279,140	$257,534
Royalties	228	178	621
Total revenues	300,548	279,318	258,155

COSTS AND EXPENSES:
Cost of sales	94,036	79,884	73,358
Advertising and promotion	96,071	76,763	74,929
Selling, general and administrative	46,989	47,322	44,169
Executive severance charges	—	2,269	—
Impairment of indefinite-lived intangible assets	—	—	20,000
Loss on product divestures	—	8,678	—
Litigation settlement	(19,292)	(2,086)	15,836
Total costs and expenses	217,804	212,830	228,292

INCOME FROM OPERATIONS	82,744	66,488	29,863

OTHER INCOME (EXPENSE):
Interest expense	(11,725)	(13,814)	(15,049)
Investment and other income, net	1,076	1,086	298
Loss on early extinguishment of debt	(2,805)	(750)	(12,958)
Total other income (expense)	(13,454)	(13,478)	(27,709)

INCOME BEFORE INCOME TAXES	69,290	53,010	2,154

PROVISION FOR INCOME TAXES	24,178	16,963	703

NET INCOME	$45,112	$36,047	$1,451

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	19,036	19,652	19,379
Weighted average and potential dilutive outstanding	19,262	20,366	20,225

NET INCOME PER COMMON SHARE:

Basic	$2.37	$1.83	$.07

Diluted	$2.34	$1.77	$.07

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
For the Years Ended November 30, 2006, 2005 and 2004
(In thousands, except per share amounts)

	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Interest Rate Cap Adjustment	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, Net	Total
Balance, November 30, 2003	$77,815	$23,355	$(2,058)	$—	$(820)	$(1,640)	$96,652
Comprehensive income (loss):
Net income	—	1,451	—	—	—	—	1,451
Interest rate cap adjustment	—	—	—	(316)	—	—	(316)
Foreign currency translation adjustment	—	—	—	—	797	—	797
Minimum pension liability adjustment	—	—	—	—	—	1,640	1,640
Total comprehensive income	—	—	—	—	—	—	3,572
Stock options exercised	6,148	—	—	—	—	—	6,148
Tax benefit realized from stock option plans	5,568	—	—	—	—	—	5,568
Stock repurchases	(5,034)	—	—	—	—	—	(5,034)
Issuance of 2.8 common shares for non-employee directors’ compensation	53	—	—	—	—	—	53
Issuance of 70 shares of restricted common stock at a value of $19.98 per share	1,399	—	(1,399)	—	—	—	—
Amortization of value of restricted common shares issued	—	—	1,071	—	—	—	1,071
Balance, November 30, 2004	85,949	24,806	(2,386)	(316)	(23)	—	108,030
Comprehensive income (loss):
Net income	—	36,047	—	—	—	—	36,047
Interest rate cap adjustment	—	—	—	233	—	—	233
Foreign currency translation adjustment	—	—	—	—	(178)	—	(178)
Total comprehensive income	—	—	—	—	—	—	36,102
Stock options exercised	6,681	—	—	—	—	—	6,681
Tax benefit realized from stock option plans	3,292	—	—	—	—	—	3,292
Stock repurchases	(34,084)	—	—	—	—	—	(34,084)
Issuance of 1.8 common shares for non-employee directors’ compensation	70	—	—	—	—	—	70
Issuance of 50 shares of restricted common stock at a value of $ 35.37 per share	1,769	—	—	—	—	—	1,769
Modification of restricted stock agreement	199	—	(257)	—	—	—	(58)
Amortization of value of restricted common shares issued	—	—	825	—	—	—	825
Balance, November 30, 2005	63,876	60,853	(1,818)	(83)	(201)	—	122,627

	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Interest Rate Cap Adjustment	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment, Net	Total
Comprehensive income (loss):
Net income	—	45,112	—	—	—	—	45,112
Interest rate cap adjustment	—	—	—	(514)	—	—	(514)
Foreign currency translation adjustment	—	—	—	—	(38)	—	(38)
Total comprehensive income	—	—	—	—	—	—	44,560
Stock-based compensation expense	5,594	—	—	—	—	—	4,882
Stock options exercised	2,480	—	—	—	—	—	2,480
Tax benefit realized from stock option plans	982	—	—	—	—	—	982
Stock repurchases	(39,332)	—	—	—	—	—	(39,332)
Payment for purchase of note hedge, net of tax benefit	(19,994)	—	—	—	—	—	(19,994)
Proceeds from issuance of warrant	18,581	—	—	—	—	—	18,581
Issuance of 2.5 common shares for non-employee directors’ compensation	83	—	—	—	—	—	83
Adjustment from unamortized value of restricted common shares issued to common shares	(1,818)	—	1,818	—	—	—	—
Balance, November 30, 2006	$30,452	$105,965	$—	$(597)	$(239)	—	$135,581

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2006, 2005 and 2004
(In thousands, except per share amounts)
	2006	2005	2004
Net income	$45,112	$36,047	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,835	6,115	6,131
Deferred income taxes	413	3,894	(1,931)
Stock-based compensation expense	4,745	—	—
Loss on early extinguishment of debt	2,805	750	12,958
Impairment of indefinite-lived assets	—	—	20,000
Loss on product line divestures	—	8,678	—
Tax benefit realized from stock options	(1,627)	3,292	5,568
Restricted stock modification expense	—	1,360	—
Other, net	384	800	(249)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,341	(3,069)	(8,426)
Inventories	(7,621)	(1,457)	(3,876)
Refundable income taxes	2,834	2,979	(363)
Prepaid expenses and other current assets	579	(726)	(200)
Accounts payable and accrued liabilities	(11,378)	(3,647)	13,647
Net cash provided by operating activities	54,422	55,016	44,710

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,705)	(4,302)	(3,671)
Sales (purchases) of patents, trademarks and other product rights	—	3,199	(7)
(Increase) decrease in other assets	(2,111)	445	(1,813)
Net cash used in investing activities	(6,816)	(658)	(5,491)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	(17,500)	(212,288)
Proceeds from long-term debt	125,000	—	200,000
Proceeds from borrowings under revolving credit facility	75,500	—	25,000
Repayments of revolving credit facility	(75,500)	—	(25,000)
Repayments of policy loans	—	(1,031)	—
Bank overdraft	5,824	—	—
Repurchase of common shares	(39,332)	(34,084)	(5,034)
Proceeds from exercise of stock options	2,480	6,681	6,148
Payment for purchase of note hedge	(32,042)	—	—
Proceeds from issuance of warrant	18,581	—	—
Increase in debt issuance costs	(9,099)	(313)	(5,743)
Debt retirement costs	(1,501)	(282)	(7,861)
Premium on interest rate cap agreement	(687)	—	(1,375)
Tax benefit realized from stock options	1,627	—	—
Net cash used in financing activities	(4,149)	(46,529)	(26,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(257)	(695)	196

CASH AND CASH EQUIVALENTS:
Increase for the year	43,200	7,134	13,262
At beginning of year	47,327	40,193	26,931
At end of year	$90,527	$47,327	$40,193

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares at a value of $35.37 per share in 2005 and 70 shares at a value of $19.98 per share in 2004	$—	$1,769	$1,399

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

All monetary and share amounts are expressed in thousands. Our fiscal years ended November 30, 2004, November 30, 2005 and November 30, 2006 are referred to herein as fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Chattem and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents. Short-term cash investments are placed with high credit-quality financial institutions or in low risk, liquid instruments.

INVENTORIES
Inventory costs include materials, labor and factory overhead. Inventories are valued at the lower of cost using the first-in, first-out (“FIFO”) method or market. During the quarter ended November 30, 2005, our domestic operations changed the method of accounting for the cost of inventories from the last-in, first-out (LIFO) method to FIFO. We estimate reserves for inventory obsolescence based on our judgment of future realization. Based on consideration of Icy Hot Pro-Therapy performing below expectations and reviewing our on-hand inventory and purchase commitments outstanding as of November 30, 2006, we provided for an estimate for obsolete inventory of $1,983, which is included as a component of cost of sales in the accompanying consolidated financial statements.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense for fiscal 2006, fiscal 2005 and fiscal 2004 was $4,191, $3,961 and $3,941 respectively.

PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The costs of acquired patents and other purchased product rights are capitalized and amortized over their respective useful lives, generally 5 years.

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), require certain fair-value-based tests of the carrying value of indefinite-lived intangible assets at least annually.

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

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and amortized over the term of the related debt. Amortization expense related to debt issuance costs was $693, $727 and $843 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Accumulated amortization of these costs was $1,356 and $689 at November 30, 2006 and 2005, respectively. Due to the redemption of our $75,000 of Floating Rate Senior Notes on December 30, 2005, we recorded a loss on early extinguishment of debt of $2,805. Due to our refinancing transactions (described in Note 5) in fiscal 2004, tender premiums and related fees of $7,861 were paid and net debt issuance costs of $5,097 were written off and charged to loss on early extinguishment of debt in the accompanying consolidated statements of income. In addition, during fiscal 2004 new debt issuance costs of $5,743 were capitalized. In connection with our refinancing transactions (described in Note 5) in fiscal 2005, a loss on early extinguishment of debt was recorded to the consolidated statements of income of $750. On July 25, 2006, we successfully completed the consent solicitation from the holders of the 7.0% Subordinated Notes resulting in a consent fee of $5,619, which is being amortized as additional interest expense through 2014, the remaining term of the 7.0% Subordinated Notes. On November 22, 2006, we completed a private offering of $125,000 of Convertible Senior Notes due 2013 resulting in the capitalization of additional debt issuance costs of $3,465, which is being amortized as additional interest expense through 2013.

BANK OVERDRAFT

Bank overdraft represents outstanding checks in excess of current cash levels. We fund bank overdrafts from our short-term investments and our operating cash flows.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred. Such expenses were $4,241, $3,618 and $3,051 in fiscal 2006, 2005 and 2004, respectively.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place. Production and communication costs are expensed in the period in which the related advertising begins running. Advertising expense for fiscal 2006, 2005 and 2004 was $64,411, $53,096 and $54,263, respectively. At November 30, 2006 and 2005, we reported $2,096 and $2,087, respectively, of advertising paid for in fiscal 2006 and fiscal 2005, which will run or did run in the next fiscal year. These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Irish subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains (losses) which result from foreign currency transactions amounted to ($21), $189 and $194 in fiscal 2006, 2005 and 2004, respectively, and are included in the accompanying consolidated statements of income as investment and other income, net of expense.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Several different estimates or methods can be used by management that might yield different results. The following are the significant estimates used by management in the preparation of the consolidated financial statements for fiscal 2006, 2005 and 2004.

Allowance For Doubtful Accounts

As of November 30, 2006, an estimate was made of the collectibility of the outstanding accounts receivable balances. This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends. When all these facts are compiled, a judgment as to the collectibility of the individual account is made. Many factors can impact this estimate, including those noted in this paragraph. The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates. During the year ended November 30, 2006, we performed a detailed assessment of the collectibility of trade accounts receivable and increased our estimate of allowance for doubtful accounts by approximately $43, which resulted in an increase to selling, general and administrative expense in the accompanying consolidated statement of income. The balance of allowance for doubtful accounts was $346, $303 and $750 at November 30, 2006, 2005 and 2004, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products. We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period. To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail. This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns. This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data. We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance. Our estimate of product returns for seasonal and non-seasonal products as of November 30, 2006 was $1,204 and $1,321, respectively, $248 and $647, respectively, as of November 30, 2005 and $450 and $65, respectively, as of November 30, 2004. As of November 30, 2006 and November 30, 2005, estimated returns of pHisoderm product was $287 and $650, respectively, due to our November 30, 2005 divestiture of this brand. Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on-hand at customers, we have estimated returns as of November 30, 2006 of $3,339, which decreased net sales in the accompanying consolidated statements of income. As a result of higher sales volumes in fiscal 2006, we increased our estimate of seasonal returns by $956, which resulted in a decrease to net sales in the accompanying consolidated statements of income. For fiscal 2005 and 2004, we decreased our estimate of seasonal returns by approximately $202 and $934, respectively, which resulted in an increase to net sales in the accompanying consolidated statements of income. During the fiscal years ended November 30, 2006 and 2005, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point of sale data, we increased our estimate of non-seasonal returns by approximately $674 and $582, respectively, which resulted in a decrease to net sales in the accompanying consolidated statements of income. During fiscal 2004, we decreased our estimate of non-seasonal returns by approximately $765, which resulted in an increase to net sales in the accompanying consolidated statements of income. Each percentage point change in the seasonal return rate would impact net sales by approximately $195. Each percentage point change in the non-seasonal return rate would impact net sales by approximately $437.

We routinely enter into agreements with customers to participate in promotional programs. The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense. In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run. During fiscal 2006 and 2005, our cooperative advertising reimbursements did not exceed the fair value of the benefits received under those programs.

We analyze promotional programs in two primary categories -- coupons and vendor allowances. Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer. We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us. We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data. The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year. Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered. The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments. Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances. The costs of these programs is often variable based on the number of units actually sold. As of November 30, 2006, the coupon and vendor allowances accruals were $1,236 and $3,718, respectively, $566 and $1,079, respectively, as of November 30, 2005 and $1,264 and $1,924, respectively, as of November 30, 2004. Each percentage point change in promotional program participation would impact net sales by approximately $157 and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate. Our estimated annual effective income tax rate during fiscal 2006 was 35%, as compared to 32% in fiscal 2005 and 33% in fiscal 2004, as a result of lower deductions for charitable contributions and greater apportionment in states with higher statutory tax rates.

DERIVATIVE FINANCIAL INSTRUMENTS

We entered into an interest rate cap agreement effective June 1, 2004 as a means of managing our interest rate exposure and not for trading purposes. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as of November 30, 2006, the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt resulting in a loss of $257, net of tax, reflected in the income statement as interest expense.

On November 10, 2006, we entered into a forward starting interest rate cap agreement effective January 15, 2007 as a means of managing our interest rate exposure and not for trading purposes. We paid a $687 premium to enter into the forward starting cap agreement, which will be amortized over the life of the agreement. In accordance with SFAS 133, as of November 30, 2006, the forward starting cap was deemed to be an effective cash flow hedge and the value of the premium on the forward starting cap was compared to the fair value of the forward starting cap and the change in the market value of the premium of $104, net of tax, was recorded to other comprehensive income.

On November 10, 2006, we entered into a forward starting interest rate swap agreement effective January 15, 2007 as a means of managing our interest rate exposure and not for trading purposes. In accordance with SFAS 133, as of November 30, 2006, the forward starting swap was deemed to be an effective cash flow hedge and the change in fair value of $493, net of tax, was recorded to other comprehensive income.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments. Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry. As a result, we perform ongoing credit evaluations of our customers’ financial position but generally require no collateral from our customers. Our largest customer accounted for 36%, 36% and 34% of consolidated sales in fiscal 2006, 2005 and 2004, respectively. No other customer exceeded 10% of our consolidated sales during the period. Shoppers Drug Mart, a Canadian retailer, accounts for more than 10% of our international revenues. Our ten largest customers represented approximately 73% of total revenues during fiscal 2006, and approximately 71% of our total accounts receivable at November 30, 2006.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products. Net sales of Pamprin and Prēmsyn PMS products in fiscal 2006 represented approximately $12,788 of our consolidated total revenues in that year. In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue. As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile. We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $8,947, $7,998, and $7,482 for fiscal 2006, 2005 and 2004, respectively, are included in selling expenses in our consolidated statements of income.

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

For fiscal 2006, we recorded compensation expense related to stock options that reduced income from operations by $4,745, provision for income taxes by $1,656, net income by $3,089 and basic and diluted income per share by $0.16. The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income. We capitalized $137 of stock options compensation cost as a component of the carrying cost of inventory on-hand as of November 30, 2006.

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

The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of income upon effectiveness of SFAS 123R. As a result of the acceleration, stock option expense will be reduced by approximately $6,603, $4,292 net of tax, over the next three fiscal years.

For options granted subsequent to our SFAS 123R adoption date of December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model. For options granted prior to our adoption date of SFAS 123R, we used the Black-Scholes option pricing model. The following assuptions were used to determine the fair value of stock option grants:

	For the Year Ended November 30,
	2006	2005	2004
Risk-free interest rate	4.48%	4.49%	4.35%
Expected dividend yield	0%	0%	0%
Expected volatility	43%	55%	58%
Expected life (years)	6	6	5

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for fiscal 2005 and 2004 as indicated below:

	2005	2004
Net income (loss):
As reported	$36,047	$1,451
Recognized stock-based compensation costs, net	—	—
Fair value method compensation costs, net	(10,005)	(4,465)
Pro forma	$26,042	$(3,014)
Net income (loss) per share, basic:
As reported	$1.83	$.07
Pro forma	$1.33	$(.16)
Net income (loss) per share, diluted:
As reported	$1.77	$.07
Pro forma	$1.28	$(.15)

RECLASSIFICATIONS AND ADJUSTMENTS

Certain prior year amounts have been reclassified to conform to the current period’s presentation. The accrual for vendor allowances of $3,718 and $1,079 as of November 30, 2006 and 2005, respectively, which was included as a component of accrued liabilities, has been reclassified as a reduction of accounts receivable and is included as a component of the allowance of $10,907 and $3,417 that reduces accounts receivable as of November 30, 2006 and 2005, respectively, to the estimated net realizable value.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005. We have described the impact of adopting SFAS 123R in our consolidated financial statements in Note 2, Stock-Based Compensation.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004. The AJCA repeals an export incentive, creates a new deduction for qualified domestic manufacturing activities and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies that the manufacturer’s deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. In accordance with FSP 109-1, we treat the deduction for qualified domestic manufacturing activities, which became effective beginning December 1, 2005, as a reduction of the income tax provision in future years when realized.

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

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our financial statements.

 (3)  SHAREHOLDERS’ EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2006, 2005 and 2004, respectively:

	For the year ended November 30,
	2006	2005	2004

NET INCOME:	$45,112	$36,047	$1,451

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,036	19,652	19,379
Issued upon assumed exercise of outstanding stock options	209	684	786
Effect of issuance of restricted common shares	17	30	60
Weighted average and potential dilutive outstanding (1)	19,262	20,366	20,225

NET INCOME PER COMMON SHARE:

Basic	$2.37	$1.83	$.07

Diluted	$2.34	$1.77	$.07

 (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows:  797 shares in fiscal 2006, 267 shares in fiscal 2005 and 303 shares in fiscal 2004.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in Note 2. A summary of the activity of stock options during fiscal 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,753	$23.94	2,032	$15.38	2,444	$9.72
Granted	449	37.87	548	41.99	545	28.33
Exercised	(174)	14.26	(635)	10.51	(839)	7.33
Cancelled	(92)	32.49	(192)	27.85	(118)	15.22

Outstanding at end of year	1,936	$27.63	1,753	$23.94	2,032	$15.38

Options exercisable at year-end	1,126	$25.13	989	$25.93	418	$9.99

Weighted average fair value of options granted		$16.75		$19.73		$13.86
Fair value of options granted		$7,520		$11,716		$7,690
Fair value of options vested		$4,882		$14,713		$4,465
Intrinsic value of options exercised		$4,518		$20,393		$15,750

As of November 30, 2006, the aggregate intrinsic value of stock options outstanding was $41,543 and the weighted average remaining contractual life was six years. The aggregate intrinsic value of stock options exercisable was $26,985 and the weighted average remaining contractual life was six years.

As of November 30, 2006, we had $8,770 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2006 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable

$ 4.66 - $14.50	658	$11.68	5.71	512	$10.87
$15.01 - $28.39	405	27.65	7.27	196	27.22
$33.00 - $37.96	98	36.64	6.53	53	37.75
$38.07 - $38.07	404	38.07	5.16	0	0
$42.09 - $43.78	371	42.17	5.45	365	42.14
Total	1,936	27.63	5.91	1,126	25.13

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors. At November 30, 2006 and 2005, no shares of any series of preferred stock were issued and outstanding.

STOCK REPURCHASE

On July 25, 2006, we successfully completed a consent solicitation from the holders of the 7% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85.0 million, including payments for the repurchase of our common stock and adjust the fixed charge coverage ratio as defined in the indenture. In connection with the consent solicitation, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of our existing stock repurchase program.

In fiscal 2006, 1,172 shares were repurchased at a cost of $39,332, in fiscal 2005, 882 shares at a cost of $34,084 were repurchased and 191 shares at a cost of $5,034 were repurchased in fiscal 2004. The repurchased shares were retired and returned to unissued. As of February 1, 2007, the current amount available under the authorization from the Board of Directors was $88,147.

SHAREHOLDER RIGHTS PLAN

On January 26, 2000, our board of directors adopted a shareholder rights plan. Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000. As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding. Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock. If the rights are triggered, the resulting issued shares would be included in the calculation of diluted earnings per share. The rights will expire on February 11, 2010. As of November 30, 2006, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

RESTRICTED STOCK ISSUANCE

We issued 50 and 70 restricted shares of common stock to certain employees in fiscal 2005 and 2004, respectively. The market value of these shares on the dates of issuance was $1,769 and $1,399 in fiscal 2005 and 2004, respectively. These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense. Amortization was $712, $825 and $1,071 in fiscal 2006, 2005 and 2004, respectively, with the unamortized value of $1,000 and $1,818 being included as a component of shareholders’ equity in the November 30, 2006 and 2005 consolidated balance sheets, respectively. The shares issued in fiscal 2005 and 2004 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan. No restricted shares of common stock were issued in fiscal 2006.

A summary of our nonvested restricted stock activity as of November 30, 2006 is presented below:

Nonvested Restricted Stock	Number of shares	Weighted Average Grant- Date Fair Value

Nonvested at November 30, 2005	75	$24.27
Granted	—	—
Vested	(35)	21.13
Forfeited	(3)	35.37
Nonvested at November 30, 2006	37	$26.45

Effective September 1, 2005, our former president and chief operating officer, A. Alexander Taylor II, resigned his positions with the Company, after which Robert E. Bosworth assumed responsibility for both positions. In connection with such resignation, Mr. Taylor and the Company entered into a separation agreement, which, among other things, included accelerated removal of restrictions on a portion of his restricted stock, which resulted in a $1,360 non-cash charge in fiscal 2005.

(4)   PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

We account for intangible assets within the provisions of SFAS 142. In fiscal 2004, we performed the impairment test as prescribed by SFAS 142 and determined that a revaluation was required for our Dexatrim product line at November 30, 2004. We obtained an independent appraisal to determine the fair value of the indefinite-lived intangible asset related to this product line. As a result, we incurred an impairment charge of $20,000, which is included in our consolidated statement of income for fiscal 2004. During fiscal 2006 and fiscal 2005, we performed impairment testing of our intangible assets as prescribed by SFAS 142. The valuations indicated no impairment. The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $205,983 as of November 30, 2006 and November 30, 2005, respectively.

The gross carrying amount of intangible assets subject to amortization at both November 30, 2006 and November 30, 2005, which consist primarily of non-compete agreements, was $2,139, respectively. The related accumulated amortization of these intangible assets at November 30, 2006 and November 30, 2005, was $1,973 and $1,735, respectively. Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $238, $251 and $294 for fiscal 2006, 2005 and 2004, respectively. Estimated annual amortization expense for these assets for fiscal 2007, 2008, 2009, 2010 and 2011 is $106, $40, $20, $0 and $0, respectively. Royalty expense related to other purchased product rights for fiscal 2006, 2005 and 2004 was $78, $112 and $107, respectively. Amortization and royalty expense are included in advertising and promotion expense in the accompanying consolidated statements of income.

(5)   LONG-TERM DEBT

Long-term debt consisted of the following as of November 30, 2006 and 2005:

	2006	2005
Amended Revolving Credit Facility due 2010 at a variable rate of 8.25% and 7.00% as of November 30, 2006 and 2005, respectively	$—	$—
Floating Rate Senior Notes due 2010 at a variable rate of 7.41% and 6.87% as of December 30, 2005 (date redeemed) and November 30, 2005, respectively	—	75,000
2.0% Convertible Senior Notes due 2013	125,000	—
7.0% Senior Subordinated Notes due 2014	107,500	107,500

Total long-term debt	232,500	182,500
Less: current maturities	—	37,000
Total long-term debt, net of current maturities	$232,500	$145,500

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility with a maturity date of February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication. On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication. On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010. Upon successful syndication, we are able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000. On November 16, 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the Convertible Notes. On January 2, 2007, we completed an amended credit facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”). The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and OTC brands from Johnson & Johnson. The Credit Facility includes an “accordian” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan.

Borrowings under our Amended Revolving Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or a base rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus applicable percentages up to 0.5%. The applicable percentages are calculated based on our leverage ratio. As of November 30, 2006 and 2005, there were no borrowings outstanding under the Amended Revolving Credit Facility, and the variable rate was 8.25% and 7.00%, respectively. Borrowings under our Amended Revolving Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries). The Amended Revolving Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type. The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio, net worth and brand value calculations. As of February 1, 2007, we had $38,000 of borrowings outstanding under the revolving credit facility under our Credit Facility and our borrowing capacity was $62,000.

On February 26, 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of 7.0% Subordinated Notes due 2014, the proceeds of which were used to purchase the outstanding $204,538 of our 8.875% Senior Subordinated Notes due 2008 on February 26, 2004 and April 1, 2004 and refinance our then existing credit facility. The repurchases resulted in a loss on early extinguishment of debt of $12,958.

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement. We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement. As of November 30, 2006, increases in the variable interest rate of up to $60,000 of LIBOR based borrowings could be hedged under the provisions of the cap. We had $0 of LIBOR based borrowings with an interest rate capped at 4.0% as of November 30, 2006. During the year ended November 30, 2006, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $312, was recorded as a component of interest expense on the accompanying consolidated statement of income. The current portion of the premium on the interest rate cap agreement of $284 is included in prepaid expenses and other current assets, and the long-term portion of $484 is included in other non-current assets. As of November 30, 2006, the interest rate cap was deemed to be an ineffective cash flow hedge resulting in de-designation. A loss of $27 from other comprehensive income was reflected in the income statement as interest expense. The fair value of the interest rate cap agreement is valued by a third party. The interest rate cap agreement terminates on March 1, 2010.

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

During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes. The repurchases resulted in a loss on early extinguishment of debt, including related expenses of $750. The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

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

On July 25, 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio as defined in the indenture.

On November 22, 2006, we completed a private offering of $125,000 of 2.0% convertible senior notes due 2013 (“Convertible Notes”) to qualified institutional investors pursuant to Section 4(2) of the Securities Act of 1933. The Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year, with the first interest payment due on May 15, 2007. The Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period. The stock price at which the notes would be convertible is $76.59 and as of November 30, 2006 our closing stock price was $48.65. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the Convertible Notes is 2,673.

Concurrently with the sale of the Convertible Notes, we purchased a note hedge from an affiliate of Merrill Lynch (the “Counterparty”), which is designed to mitigate potential dilution from the conversion of Convertible Notes. Under the note hedge, the Counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the Convertible Notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the Convertible Notes. The note hedge expires at the close of trading on November 15, 2013, which is the maturity date of the Convertible Notes, although the Counterparty will have ongoing obligations with respect to Convertible Notes properly converted on or prior to that date of which the Counterparty has been timely notified.

In addition, we issued warrants to the Counterparty that could require us to issue up to approximately 2,122 shares of our common stock on November 15, 2013 upon notice of exercise by the Counterparty. The exercise price is $74.82 per share, which represented a 60.0% premium over the closing price of our shares of common stock on November 16, 2006. If the Counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

The note hedge and warrant are separate and legally distinct instruments that bind Chattem and the Counterparty and have no binding effect on the holders of the Convertible Notes.

Pursuant to EITF 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, (“EITF 90-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), and EITF 01-6, The Meaning of Indexed to a Company’s Own Stock (“EITF 01-6”), the Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedge and warrants are accounted for as equity transactions, and therefore, the payment associated with the issuance of the note hedge and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

For income tax reporting purposes, we have elected to integrate the Convertible Notes and the note hedge transaction. Integration of the note hedge with the Convertible Notes creates an in-substance original issue debt discount for income tax reporting purposes and therefore the cost of the note hedge will be accounted for as interest expense over the term of the Convertible Notes for income tax reporting purposes. The associated income tax benefit was recognized as a deferred tax asset.

Proceeds from the Convertible Notes were used to repay amounts outstanding under our Amended Revolving Credit Facility at the date of the sale of the notes, pay $32,042 for the cost of the note hedge, pay approximately $3,465 in issuance costs and partially fund the acquisition as described in Note 9.

On November 22, 2006, we entered into a forward starting interest rate cap agreement effective January 15, 2007. The forward starting cap has decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement. We paid a $687 premium to enter into the forward starting cap agreement, which will be amortized over the life of the agreement. During the year ended November 30, 2006, the value of the premium on the forward starting cap was compared to the fair value of the forward starting cap and the change in the market value of the premium of $104, net of tax, was recorded to other comprehensive income. The current portion of the premium on the forward starting cap agreement of $231 is included in prepaid expenses and other current assets, and the long-term portion of $291 is included in other non-current assets. As of November 30, 2006, the entire forward starting cap was deemed to be an effective cash flow hedge. The fair value of the forward starting cap agreement is valued by a third party. The forward starting cap agreement terminates on January 15, 2010.

On November 22, 2006, we entered into a forward starting interest rate swap agreement effective January 15, 2007. The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement. During the year ended November 30, 2006, the value of the premium on the forward starting swap was compared to the fair value of the forward starting swap and the change in the market value of $493, net of tax, was recorded to other comprehensive income. The current portion of the fair value of the forward starting swap of $230 is included in accrued liabilities, and the long-term portion of $560 is included in other non-current liabilities. As of November 30, 2006, the entire forward starting swap was deemed to be an effective cash flow hedge. The fair value of the forward starting swap agreement is valued by a third party. The forward starting swap agreement terminates on January 15, 2010.

The future maturities of long-term debt outstanding as of November 30, 2006 are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	232,500
$232,500

Cash interest payments during 2006, 2005 and 2004 were $10,831, $12,791 and $14,092, respectively.

(6)   FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying value of our financial instruments approximates fair value.

At November 30, 2006, the carrying value of the 7.0% Subordinated Notes and the Convertible Notes equaled their estimated fair market value. The fair value was estimated based on quoted market prices for the same or similar issues.

(7)   INCOME TAXES

The provision for income taxes includes the following components for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Current:
Federal	$23,009	$12,710	$2,916
State	1,058	359	14
Deferred	111	3,894	(2,227)
	$24,178	$16,963	$703

As of November 30, 2006, we had a foreign tax credit of $2,049 which will expire over nine years beginning in fiscal 2009 through 2014, and state net operating loss carry forwards of $6,384, which will begin to expire in 2019 through 2020 if unused. In fiscal 2006, 2005 and 2004 income tax benefits of $1,627, $5,839 and $5,568, respectively, attributable to employee stock option transactions were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2006 and 2005, are as follows:

	2006	2005
Deferred tax assets:
Allowances and accruals	$761	$1,511
Inventory reserve	1,034	166
Stock-based compensation expense	1,737	—
Allowance for product returns	2,150	651
State net operating loss carryforwards	270	836
Accrued postretirement health care benefits	535	671
Note hedge call option	12,048	—
Other	3,929	2,422
Gross deferred tax assets	22,464	6,257
Valuation allowance	—	—
Net deferred tax assets	22,464	6,257
Deferred tax liabilities:
Depreciation and amortization	33,588	29,402
Prepaid advertising	788	751
Inventory	350	—
Other	1,065	1,362
Gross deferred tax liabilities	35,791	31,515
Net deferred liability	$13,327	$25,258

The deferred provision for income taxes excludes the tax effect of the note hedge call option of $12,048 for fiscal 2006, the interest rate cap adjustment of $311 and $131 for fiscal 2006 and 2005, respectively, and the foreign currency translation adjustment of $317 and $191 for fiscal 2006 and 2005, respectively, which are included in the consolidated statements of shareholders’ equity.

In fiscal 2005, we released a previously recorded valuation allowance due to our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the United States statutory rate for fiscal 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Expected federal tax provision	$24,252	$18,544	$751
State income taxes, net of federal income tax benefit	1,022	424	29
Foreign permanently reinvested	—	—	(643)
Reversal of valuation allowance	—	(610)	—
Other, net	(1,096)	(1,395)	566
	$24,178	$16,963	$703

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

Income taxes paid in fiscal 2006, 2005 and 2004 were $21,665, $6,733 and $323, respectively. We received income tax refunds of $376, $97 and $2,554 during fiscal 2006, 2005 and 2004, respectively.

(8)   SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2006 and 2005:

	2006	2005

Raw materials and work in process	$15,495	$12,388
Finished goods	15,894	11,243
Total inventories	$31,389	$23,631

International inventories included above were $2,785 and $3,009 at November 30, 2006 and 2005, respectively.

Property, plant and equipment consisted of the following at November 30, 2006 and 2005:

	2006	2005
Land	$1,123	$1,046
Buildings and improvements	10,607	9,727
Machinery and equipment	57,116	53,500
Package design and tooling	6,928	6,504
Construction in progress	1,265	2,288
Total property, plant and equipment	77,039	73,065
Less - accumulated depreciation	(46,686)	(43,181)
Property, plant and equipment, net	$30,353	$29,884

Accrued liabilities consisted of the following at November 30, 2006 and 2005:

	2006	2005
Interest	$2,599	$3,201
Salaries, wages and commissions	3,878	5,991
Product advertising and promotion	1,936	1,510
Litigation settlements and legal fees	1,162	2,212
Income Taxes Payable	635	—
Other	1,595	2,334
Total accrued liabilities	$11,805	$15,248

(9)   ACQUISITION AND SALE OF BRANDS

In March 2002, we acquired worldwide rights (except in India) to manufacture, sell and market Selsun Blue, which is marketed internationally as Selsun, plus related intellectual property and certain manufacturing equipment from Abbott Laboratories (“Abbott”). Abbott, or manufacturers under contract to Abbott, manufactured Selsun Blue for us domestically until June 2003 and internationally until the end of March 2004, except that Abbott continued to manufacture Selsun for us for the European, Middle East and several Latin American markets at agreed upon rates until July 2005. Abbott also continues to serve as our distributor for Selsun in certain foreign countries under separate distribution agreements. All of our North American Selsun Blue product lines are presently being manufactured at our Chattanooga facilities. During a transition period which ended March 28, 2004, Abbott also marketed, sold and distributed Selsun products for us in certain foreign countries until we could satisfy various foreign regulatory requirements, new distributors were in place and any applicable marketing permits were transferred. During the transition period, Abbott paid us an initial royalty equal to 28% of international sales of Selsun in these countries with the royalty reduced to 14% of international sales in certain countries if foreign regulatory requirements were satisfied prior to our assumption of sales and marketing responsibility in such countries. During the transition period, Abbott paid all costs and expenses related to the manufacture, marketing and sales of Selsun in these countries. As we assumed responsibility for the sales and marketing effort in a country, the royalty arrangement with respect to such country terminated. We then recorded these international sales directly as well as the costs and expenses associated with these sales. Abbott has agreed to extend the transition beyond March 28, 2004 in several countries where we are still awaiting regulatory approval of the transfer. In certain international markets, we sell Selsun through a distributor and receive a royalty based on a percentage of distributor sales. In the first quarter of fiscal 2005, we sold our Selsun business in certain countries in Africa and Asia to The Mentholatum Company, Inc. We maintain our rights to Selsun elsewhere in the world (except India).

On November 30, 2005, we sold the pHisoderm line of skin care products to The Mentholatum Company, Inc. for a purchase price of $8,500 plus inventories of approximately $1,100. As a result of this transaction, we recorded a loss on product divestures of $8,678 in the fourth quarter of fiscal 2005.

On January 2, 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson for $410,000. The acquisition was funded with the proceeds from a new $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility under the Credit Facility and through the use of a portion of the proceeds derived from the Convertible Notes. Due to the timing of the acquisition relative to our year-end and the issuance date of our annual results, we are in the process of obtaining a third-party valuation to assist in the purchase price allocation.

(10) RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (the “Plan”), which covers substantially all employees. The Plan provides benefits based upon years of service and the employee’s compensation. Our contributions are based on computations by independent actuaries. Plan assets at November 30, 2006 and 2005 were invested primarily in United States government and agency securities and corporate debt and equity securities. In October 2000, our board of directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000. In fiscal 2006 and 2004, a curtailment loss of $54 and $88, respectively, resulted from benefits paid exceeding interest costs.

Net periodic pension cost for fiscal 2006, 2005 and 2004 comprised the following components:

	2006	2005	2004
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	610	622	609
Actual return on plan assets	(882)	(858)	(2,626)
Net amortization and deferral	5	28	2,038
Settlement/Curtailment loss	54	—	88
Net pension cost (benefit)	$(213)	$(208)	$109

The change in the projected benefit obligation, which equals the accumulated benefit obligation at the end of the year for frozen plans, resulted from the following components for fiscal 2006 and 2005:

	2006	2005
Projected benefit obligation, beginning of year	$11,119	$10,998
Interest cost	610	622
Actuarial loss	9	—
Benefits paid	(1,005)	(501)
Settlements	—	—
Projected benefit obligation, end of year	$10,733	$11,119

The change in Plan assets resulted from the following components for fiscal 2006 and 2005:
	2006	2005
Fair value of plan assets, beginning of year	$11,564	$11,020
Actual return on plan assets	1,481	1,045
Employer contribution	—	—
Benefits paid	(1,005)	(501)
Fair value of plan assets, end of year	$12,040	$11,564

The following table sets forth the funded status of the Plan as of November 30, 2006 and 2005:

	2006	2005
Plan assets at fair market value	$12,040	$11,564
Projected benefit obligation	10,733	11,119
Funded status	1,307	445
Unrecognized net loss	526	1,176
Prepaid pension costs	1,833	1,621
Net pension asset recognized in balance sheets at end of year	$1,833	$1,621

The discount rate used in determining the actuarial present value of the projected benefit obligation was 5.75% in fiscal 2006 and 2005, respectively. The expected long-term rate of return on plan assets was 8% in fiscal 2006 and 2005, respectively. The Plan’s long-term return on assets is based on the weighted-average of the Plan’s invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

Our existing investment policy of the Plan recognizes that the most significant decision to affect the ability to meet the investment objectives is the asset allocation decision. Therefore, based on the investment objectives and our risk tolerances, the investment policy defines the following asset mix range:

Asset Class	Range
Corporate & Government Bonds	40.0 - 70.0%
Equities	40.0 - 70.0%

In addition, the existing investment policy requires a performance review annually. The weighted-average asset allocations at November 30, 2006 and 2005 by asset class are as follows:

	Plan Assets at November 30,
Asset Class	2006	2005
Mutual funds	92%	93%
Equity securities	8	6
Debt securities	—	—
Money Market	—	1
Total	100%	100%

As of November 30, 2006, we had 20 shares of our common stock in the Plan with a fair value of $1,002.

Using the Ibbotson data, the estimated weighted-average asset returns would be 8.4% according to investment policy asset mix. The weighted-average asset returns based on current asset mix (assuming equities are all in large cap) are 8.55% for fiscal 2006 and 8.44% for fiscal 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Benefit Payment
2007	$600
2008	610
2009	620
2010	630
2011	640
2012-2016	2,500

No employer contributions are expected to be required to be paid in fiscal 2007.

We have a defined contribution plan covering substantially all employees. Eligible participants can contribute up to 15% of their annual compensation and receive a 25% matching employer contribution on the first 6% of compensation contributed by participants. The defined contribution plan expense was $249, $235 and $223 in fiscal 2006, 2005 and 2004, respectively. In fiscal 2001, we enhanced our savings investment plan to include an additional 3% employer contribution made on behalf of eligible participants. This additional employer contribution was $758, $751 and $698 in fiscal 2006, 2005 and 2004, respectively.

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

$496 and is included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Net periodic postretirement health care benefits cost for fiscal 2006, 2005 and 2004 included the following components:

	2006	2005	2004
Service cost	$57	$72	$63
Interest cost on accumulated postretirement benefit obligation	73	82	80
Amortization of prior service cost	15	15	15
Amortization of net gain	(16)	(17)	(30)
Net periodic postretirement benefits cost	$129	$152	$128

The change in the accumulated benefit obligation resulted from the following components for fiscal 2006 and 2005:

	2006	2005
Accumulated benefit obligation, beginning of year	$1,566	$1,488
Service cost	57	72
Interest cost	73	82
Actuarial (gain)/loss	19	(13)
Benefits paid	(71)	(63)
Curtailments	(550)	—
Accumulated benefit obligation, end of year	$1,094	$1,566

The following table sets forth the funded status of the plan at November 30, 2006 and 2005:

	2006	2005
Accumulated benefit obligation	$1,094	$1,566
Fair value of plan assets	—	—
Funded status	(1,094)	(1,566)
Unrecognized prior service cost	—	69
Unrecognized actuarial gain	(334)	(368)
Accrued postretirement benefits cost	$(1,428)	$(1,865)

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% at November 30, 2006 and 2005, respectively.

For measurement purposes in fiscal 2006 and 2005, the trend rate was assumed to be 12% decreasing 1% per year to an ultimate level of 5% by fiscal 2011. Due to premium caps in place which limit our expense, a 1% increase in the assumed health care cost trend rate would not affect the accumulated postretirement benefit obligation as of November 30, 2006 or the aggregate of the service and interest cost components of the net annual postretirement benefit cost for the year ended November 30, 2006.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid. Benefit payments are shown net of employee contributions:

Estimated Benefit Payment
2007	$78
2008	78
2009	78
2010	78
2011	78
2012-2016	$400

Employer contributions expected for fiscal 2007 are approximately $78.

(12) PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment - OTC health care. This segment includes topical pain care, medicated skin care, dietary supplement, medicated dandruff shampoo and other OTC products.

Geographical segment information is as follows for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
Domestic	$276,397	$252,436	$234,003
International (1)	24,151	26,882	24,152
Total	$300,548	$279,318	$258,155

Long-Lived Assets (2)
Domestic	$235,909	$235,729	$254,059
International	593	542	266
Total	$236,502	$236,271	$254,325

(1)
International sales include export sales from United States operations and royalties from international sales of Selsun. These royalties were $228, $178 and $621 for fiscal 2006, 2005 and 2004, respectively.

(2)	Consists of book value of property, plant, equipment, trademarks and other product rights.

Net sales of our domestic product categories within our single healthcare business segment are as follows for fiscal 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
Topical pain care products	$101,396	$89,539	$76,300
Medicated skin care products	67,238	62,458	60,495
Dietary supplements	35,081	33,828	33,011
Medicated dandruff shampoos	37,742	34,880	31,309
Other OTC and toiletry products	34,940	31,731	32,888
Total	$276,397	$252,436	$234,003

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

The Dexatrim PPA settlement included claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand. In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted. The deadline for submission of claims was July 7, 2004. A total of 391 claims were certified by the court as timely submitted. A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement. Subsequently, we have settled eleven of the opt out claims. The three remaining opt out claimants may pursue claims for damages against us in separate lawsuits. As of January, 2007, one of the three remaining opt-out claimants has filed a lawsuit against us. The other two opt-outs have not filed lawsuits against us and we believe the applicable statutes of limitation have run against their claims. Consequently, we are currently defending one PPA products liability claim.

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust. Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. All claims in the settlement and expenses of the trust have now been paid. On June 14, 2006, we filed a motion to dissolve the settlement trust. The court granted this motion on July 14, 2006. On August 31, 2006, the settlement trust paid us $10,720, which is included as a component of litigation settlement in our condensed consolidated statement of income for 2006. The settlement trust currently has a balance of approximately $2,805. We expect to use those funds to resolve the pending opt-out PPA case. Any funds remaining after we resolve the opt-out case will be returned to one of our insurance carriers. We currently do not expect to record any additional charges relative to the settlement of the PPA litigation, except for legal expenses that will be recorded in the period incurred. During the past year ending November 30, 2006, we also recorded net expenses of approximately $178 related to the Dexatrim litigation.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998. The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998 owed us an indemnity obligation for any liabilities arising from these lawsuits. On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York. We filed a claim in DELACO’s bankruptcy.

We entered into a settlement agreement with DELACO dated June 30, 2005 that resolved DELACO’s indemnity obligations to us (“the DELACO Agreement”). The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005. Pursuant to the DELACO Agreement, we agreed to assume responsibility for all claims against DELACO and its predecessor, Thompson Medical Company, Inc., or us relating to Dexatrim products involving an injury date after December 21, 1998, and hold the DELACO bankruptcy estate harmless from any such claims. In exchange, a settlement trust that was established under DELACO’s bankruptcy plan agreed to pay us $8,750 and assume responsibility for all claims related to Dexatrim products alleging injury dates on or before December 21, 1998. On February 17, 2006, the DELACO bankruptcy court entered an order confirming the DELACO bankruptcy plan which incorporated the terms of the DELACO Agreement. In accordance with the DELACO bankruptcy plan, the settlement trust established under the plan paid us $8,750 on March 17, 2006, which is included in our condensed consolidated statement of income, net of legal expenses, as litigation settlement for 2006. In addition, this order will allow us to dismiss all cases against us with injury dates prior to December 21, 1998. The DELACO settlement trust is currently resolving and paying Dexatrim claims with injury dates prior to December 21, 1998 in accordance with the DELACO bankruptcy plan.

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

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal. For the current annual policy period beginning June 1, 2006, we maintain product liability insurance coverage in the amount of $25,000 through our captive insurance subsidiary, of which approximately $6,610 has been funded as of February 1, 2007. We also have $20,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

LEASES AND ENDORSEMENTS

The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2006 are as follows:

2007	$1,488
2008	601
2009	437
2010	199
2011	165
Thereafter	412
$3,302

Rental expense was $2,060, $2,135 and $1,960 for fiscal 2006, 2005 and 2004, respectively.

The minimum commitments under noncancelable endorsement contracts related to our advertising in effect at November 30, 2006 are as follows:

2007	$1,675
2008	1,550
2009	800
$4,025

We have entered into a supply agreement for the supply of selenium sulfide, the active ingredient in Selsun Blue, which will expire in December 2008 with an automatic renewal for successive one year terms unless written termination notice is given six months prior to the end of the term or any renewal term by either party. As of November 30, 2006, our remaining purchase commitment obligations based on the last price paid are approximately $1,242 and $1,242 for our 2007 and 2008 fiscal years, respectively.

(14) CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc. (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below. Signal is 89% owned by Chattem and 11% owned by Canada. SunDex and Canada are wholly-owned subsidiaries of Chattem. The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several. The guarantees of Signal, SunDex and Canada as of November 30, 2006 arose in conjunction with Chattem’s issuance of the Revolving Credit Facility, the Floating Rate Senior Notes and the 7.0% Subordinated Notes (See Note 5). The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2006 is $232,500.

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2006
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,198	$1,967	$8,362	$—	$90,527
Accounts receivable, less allowances of $10,907	24,946	9,407	4,649	(9,407)	29,595
Other receivables	257	—	—	—	257
Interest receivable	17	625	—	(642)	—
Inventories	24,444	4,160	2,785	—	31,389
Refundable income taxes	—	—	—	—	—
Deferred income taxes	4,304	—	37	—	4,341
Prepaid expenses and other current assets	3,666	—	2,191	—	5,857
Total current assets	137,832	16,159	18,024	(10,049)	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	28,985	775	593	—	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	166	268,273	—	(62,290)	206,149
Debt issuance costs, net	11,399	—	—	—	11,399
Investment in subsidiaries	313,922	33,000	66,860	(413,782)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,978	468	—	—	5,446
Total other noncurrent assets	330,465	334,741	66,860	(509,072)	222,994

TOTAL ASSETS	$497,282	$351,675	$85,477	$(519,121)	$415,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	10,473	—	1,580	(2,105)	9,948
Bank overdrafts	5,824	—	—	—	5,824
Accrued liabilities	17,869	1,132	748	(7,944)	11,805
Total current liabilities	34,166	1,132	2,328	(10,049)	27,577

LONG-TERM DEBT, less current maturities	232,500	—	33,000	(33,000)	232,500

DEFERRED INCOME TAXES	(16,517)	34,185	—	—	17,668

OTHER NONCURRENT LIABILITIES	1,987	—	—	—	1,987

INTERCOMPANY ACCOUNTS	109,564	(114,014)	4,450	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 18,669	30,452	—	—	—	30,452
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	105,965	100,667	5,679	(106,346)	105,965
Total	136,417	430,372	45,482	(475,854)	136,417
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(597)	—	—	—	(597)
Foreign currency translation adjustment	(238)	—	217	(218)	(239)
Total shareholders’ equity	135,582	430,372	45,699	(476,072)	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,282	$351,675	$85,477	$(519,121)	$415,313

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2005
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,647	$1,982	$8,698	$—	$47,327
Accounts receivable, less allowances of $3,417	28,141	11,181	4,452	(11,181)	32,593
Other receivables	9,600	—	—	—	9,600
Interest receivable	17	625	—	(642)	—
Inventories	18,192	2,429	3,010	—	23,631
Refundable income taxes	1,207	—	—	—	1,207
Deferred income taxes	2,478	—	—	—	2,478
Prepaid expenses and other current assets	4,241	—	1,285	(420)	5,106
Total current assets	100,523	16,217	17,445	(12,243)	121,942

PROPERTY, PLANT AND EQUIPMENT, NET	28,567	775	542	—	29,884

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	404	268,273	—	(62,290)	206,387
Debt issuance costs, net	4,297	—	—	—	4,297
Investment in subsidiaries	276,987	33,000	66,860	(376,847)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,704	—	—	—	4,704
Total other noncurrent assets	286,392	334,273	66,860	(472,137)	215,388

TOTAL ASSETS	$415,482	$351,265	$84,847	$(484,380)	$367,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$37,000	$—	$—	$—	$37,000
Accounts payable and other	14,841	—	2,397	—	17,238
Accrued liabilities	20,353	969	6,169	(12,243)	15,248
Total current liabilities	72,194	969	8,566	(12,243)	69,486

LONG-TERM DEBT, less current maturities	145,500	—	33,000	(33,000)	145,500

DEFERRED INCOME TAXES	(795)	28,531	—	—	27,736

OTHER NONCURRENT LIABILITIES	1,865	—	—	—	1,865

INTERCOMPANY ACCOUNTS	74,088	(75,941)	1,853	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 19,668	63,876	—	—	—	63,876
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	60,853	68,001	1,582	(69,583)	60,853
Total	124,729	397,706	41,385	(439,091)	124,729
Unamortized value of restricted common shares issued	(1,818)	—	—	—	(1,818)
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(83)	—	—	—	(83)
Foreign currency translation adjustment	(198)	—	43	(46)	(201)
Total shareholders’ equity	122,630	397,706	41,428	(439,137)	122,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$415,482	$351,265	$84,847	$(484,380)	$367,214

Note 14
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$248,219	$79,722	$19,686	$(47,079)	$300,548

COSTS AND EXPENSES:
Cost of sales	78,044	9,661	8,784	(2,453)	94,036
Advertising and promotion	80,316	10,713	5,042	—	96,071
Selling, general and administrative	47,059	(93)	23	—	46,989
Executive severance charges	—	—	—	—	—
Litigation settlement	(19,292)	—	—	—	(19,292)
Equity in subsidiary income	(36,764)	—	—	36,764	—
Total costs and expenses	149,363	20,281	13,849	34,311	217,804

INCOME FROM OPERATIONS	98,856	59,441	5,837	(81,390)	82,744

OTHER INCOME (EXPENSE):
Interest expense	(11,582)	—	(2,618)	2,475	(11,725)
Investment and other income, net	483	2,535	3,033	(4,975)	1,076
Loss on early extinguishment of debt	(2,805)	—	—	—	(2,805)
Royalties	(39,017)	(5,610)	—	44,627	—
Corporate allocations	3,324	(3,260)	(64)	—	—
Total other income (expense)	(49,597)	(6,335)	351	42,127	(13,454)

INCOME (LOSS) BEFORE INCOME TAXES	49,259	53,106	6,188	(39,263)	69,290

(BENEFIT FROM) PROVISION FOR INCOME TAXES	4,147	17,940	2,091	—	24,178

NET INCOME	$45,112	$35,166	$4,097	$(39,263)	$45,112

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

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$45,112	$35,166	$4,097	$(39,263)	$45,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,655	—	180	—	5,835
Deferred income tax provision	(5,204)	5,653	(36)	—	413
Stock-based compensation	4,745	—	—	—	4,745
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Tax benefit realized from stock options	(1,627)	—	—	—	(1,627)
Other, net	127	—	257	—	384
Equity in subsidiary income	(39,263)	—	—	39,263	—
Changes in operating assets and liabilities:
Accounts receivable	12,538	1,774	(197)	(1,774)	12,341
Inventories	(6,115)	(1,730)	224	—	(7,621)
Refundable income taxes	2,834	—	—	—	2,834
Prepaid expenses and other current assets	574	—	425	(420)	579
Accounts payable and accrued liabilities	(7,497)	163	(6,238)	2,194	(11,378)
Net cash provided by (used in) operating activities	14,684	41,026	(1,288)	—	54,422

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,473)	—	(232)	—	(4,705)
Increase in other assets, net	(487)	(468)	(1,156)	—	(2,111)
Net cash used in provided by investing activities	(4,960)	(468)	(1,388)	—	(6,816)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from long-term debt	125,000	—	—	—	125,000
Proceeds from borrowing under revolving credit facility	75,500	—	—	—	75,500
Repayments of revolving credit facility	(75,500)	—	—	—	(75,500)
Bank overdraft	5,824	—	—	—	5,824
Repurchase of common shares	(39,332)	—	—	—	(39,332)
Proceeds from exercise of stock options	2,480	—	—	—	2,480
Payment for purchase of note hedge	(32,042)	—	—	—	(32,042)
Proceeds from issuance of warrant	18,581	—	—	—	18,581
Increase in debt issuance costs	(9,099)	—	—	—	(9,099)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Premium on interest rate cap agreement	(687)	—	—	—	(687)
Tax benefit realized from stock options	1,627	—	—	—	1,627
Changes in intercompany accounts	37,976	(38,073)	97	—	—
Dividends paid	—	(2,500)	2,500	—	—
Net cash provided by (used in) financing activities	33,827	(40,573)	2,597	—	(4,149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(257)	—	(257)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	43,551	(15)	(336)	—	43,200
At beginning of year	36,647	1,982	8,698	—	47,327
At end of year	$80,198	$1,967	$8,362	$—	$90,527

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$36,047	$37,716	$3,134	$(40,850)	$36,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,115	—	—	—	6,115
Deferred income tax provision	1,606	2,288	—	—	3,894
Loss on early extinguishment of debt	750	—	—	—	750
Loss on product line divestures	8,678	—	—	—	8,678
Tax benefit realized from stock option plans	3,292	—	—	—	3,292
Stock option expense	1,360	—	—	—	1,360
Other, net	105	—	695	—	800
Equity in subsidiary income	(40,850)	—	—	40,850	—
Changes in operating assets and liabilities:
Accounts receivable	(3,987)	(2,448)	923	2,443	(3,069)
Interest receivable	(17)	—	—	17	—
Inventories	(1,028)	591	(1,020)	—	(1,457)
Refundable income taxes	2,979	—	—	—	2,979
Prepaid expenses and other current assets	(759)	—	(387)	420	(726)
Accounts payable and accrued liabilities	(2,675)	(137)	2,045	(2,880)	(3,647)
Net cash (used in) provided by operating activities	11,616	38,010	5,390	—	55,016

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,027)	—	(275)	—	(4,302)
Sales (purchases) of patents, trademarks and other product rights	3,199	—	—	—	3,199
Decrease in other assets, net	224	—	221	—	445
Net cash (used in) provided by investing activities	(604)	—	(54)	—	(658)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Repayments of policy loans	(1,031)	—	—	—	(1,031)
Repurchase of common shares	(34,084)	—	—	—	(34,084)
Proceeds from exercise of stock options	6,681	—	—	—	6,681
Increase in debt issuance costs	(313)	—	—	—	(313)
Debt retirement costs	(282)	—	—	—	(282)
Changes in intercompany accounts	39,974	(35,495)	(4,479)	—	—
Dividends paid	3,846	(2,500)	(1,346)	—	—
Net cash provided by (used in) financing activities	(2,709)	(37,995)	(5,825)	—	(46,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(695)	—	(695)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	8,303	15	(1,184)	—	7,134
At beginning of year	28,344	1,967	9,882	—	40,193
At end of year	$36,647	$1,982	$8,698	$—	$47,327

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$1,451	$14,148	$1,235	$(15,383)	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,089	—	42	—	6,131
Deferred income tax provision	(1,434)	(545)	48	—	(1,931)
Loss on early extinguishment of debt	12,958	—	—	—	12,958
Impairment of indefinite-lived assets	—	20,000	—	—	20,000
Tax benefit realized from stock option plans	5,568	—	—	—	5,568
Other, net	(53)	—	(196)	—	(249)
Equity in subsidiary income	(15,383)	—	—	15,383	—
Changes in operating assets and liabilities:
Accounts receivable	(6,804)	(1,644)	(1,627)	1,649	(8,426)
Interest receivable	—	(619)	—	619	—
Inventories	(3,756)	(980)	860	—	(3,876)
Refundable income taxes	(380)	—	17	—	(363)
Prepaid expenses and other current assets	1,019	—	(52)	(1,167)	(200)
Accounts payable and accrued liabilities	11,056	479	3,213	(1,101)	13,647
Net cash provided by operating activities	10,331	30,839	3,540	—	44,710

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,822)	—	151	—	(3,671)
Purchases of patents, trademarks and other product rights	—	(7)	—	—	(7)
Increase in note receivable	—	(33,000)	—	33,000	—
Decrease in other assets, net	(1,913)	—	100	—	(1,813)
Net cash (used in) provided by investing activities	(5,735)	(33,007)	251	33,000	(5,491)

FINANCING ACTIVITIES:
Repayment of long-term debt	(212,288)	—	—	—	(212,288)
Proceeds from long-term debt	200,000	—	—	—	200,000
Proceeds from borrowing under revolver	25,000	—	—	—	25,000
Payments under revolver	(25,000)	—	—	—	(25,000)
Repurchase of common shares	(5,034)	—	—	—	(5,034)
Proceeds from exercise of stock options	6,148	—	—	—	6,148
Increase in debt issuance costs	(5,743)	—	—	—	(5,743)
Debt retirement costs	(7,861)	—	—	—	(7,861)
Premium on interest rate cap agreement	(1,375)	—	—	—	(1,375)
Changes in intercompany accounts	31,199	4,046	(35,245)	—	—
Dividends paid	—	(1,875)	1,875	—	—
Intercompany debt proceeds (payments)	—	—	33,000	(33,000)	—
Net cash provided by (used in) financing activities	5,046	2,171	(370)	(33,000)	(26,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	196	—	196

CASH AND CASH EQUIVALENTS:
Increase for the year	9,642	3	3,617	—	13,262
At beginning of year	18,702	1,964	6,265	—	26,931
At end of year	$28,344	$1,967	$9,882	$—	$40,193

(15) QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 28	May 31	August 31	November 30
FISCAL 2006:
Total revenues	$300,548	84,024	79,411	72,005	65,108
Gross profit	$206,512	58,004	54,357	49,767	44,384
Net income (loss)	$45,112	14,773	10,200	15,229	4,910
Net income (loss) per share:
Basic (2)	$2.37	.76	.53	.81	.26
Diluted (2)	$2.34	.75	.52	.81	.26

FISCAL 2005:
Total revenues	$279,318	71,531	75,687	68,215	63,885
Gross profit (1)	$199,434	51,271	54,571	49,640	43,952
Net income (loss) (1)	$36,047	8,665	15,507	9,449	2,426
Net income (loss) per share:
Basic (1) (2)	$1.83	.44	.79	.48	.12
Diluted (1) (2)	$1.77	.42	.76	.46	.12

(1) Through the performance of our annual inventory control process, as of November 30, 2005 we determined that we did not fully apply manufacturing overhead costs in the first three quarters of fiscal 2005. As a result, cost of sales and promotional expenses were understated in these prior quarterly periods. A pre-tax adjustment of $1,709 was recorded in the fourth quarter of fiscal 2005 to reflect the proper application of manufacturing overhead during the first three quarters of fiscal 2005. The adjustment resulted in increases to cost of sales and promotional expense of $1,242 and $467, respectively, in the fourth quarter of fiscal 2005. These unapplied overhead costs which totaled $506, $655 and $548 for the first, second and third quarters, respectively, were not material to these quarters.

(2) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
CHATTEM, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Chattem, Inc. (a Tennessee corporation) and subsidiaries maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Chattem, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Chattem, Inc. maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Chattem, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations on the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Chattem, Inc. as of November 30, 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for the years then ended and our report dated February 8, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
February 8, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on our assessment, management determined that, at November 30, 2006, we maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has issued an attestation report on our assessment of the Company’s internal control over financial reporting, which is included herein.

Item 9B. Other Information

On February 7, 2007, upon the approval and recommendation of the Compensation Committee, the Company’s Board of Directors approved a special, one-time cash bonus to the Company’s executive officers for their efforts in fiscal 2006 relating to the Company’s acquisition of five consumer and OTC brands from Johnson & Johnson. Bonus amounts payable to the Company’s chief executive officer, principal financial officer and other named executives are as follows: Zan Guerry - $150,000; Robert E. Bosworth - $100,000; Richard W. Kornhauser - $50,000; B. Derrill Pitts - $40,000; and Charles M. Stafford - $40,000.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors

The information found in our 2007 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b) Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of February 1, 2007, their ages and their positions and offices with the Company:

NAME	AGE	POSITION WITH REGISTRANT

Zan Guerry	58	Chairman of the Board and Chief Executive Officer; Director

Robert E. Bosworth	59	President and Chief Operating Officer; Director

Andrea M. Crouch	48	Vice President - Brand Management

Ron Galante	63	Vice President - New Business Development

Richard W. Kornhauser	52	Vice President - Marketing

Robert B. Long	35	Chief Accounting Officer

B. Derrill Pitts	64	Vice President - Operations

J. Blair Ramey	40	Vice President - Brand Management and Media

Charles M. Stafford	56	Vice President - Sales

Theodore K. Whitfield, Jr.	42	Vice President, General Counsel and Secretary

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

Robert B. Long. Mr. Long became our Chief Accounting Officer in April 2006. Prior to joining us, Mr. Long was Chief Financial Officer of Charleston Hosiery, Inc. and served as a senior audit manager with Ernst & Young LLP from 2003 to 2005.

B. Derrill Pitts. Mr. Pitts joined us in 1961 and since that time has served us in all manufacturing operation disciplines. He was promoted to vice president-operations in 1984.

J. Blair Ramey. Mr. Ramey became our vice president-brand management and media in April 2006. Mr. Ramey joined us in 1998 and previously served as a marketing manager and more recently as a marketing director.

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

(c)	Compliance with Section 16(a) of the Exchange Act

The information found in our 2007 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

(d)	Audit Committee; Audit Committee Financial Expert

The information found in our 2007 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report - Identification of Members and Functions of Committee” is hereby incorporated by reference.

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

Item 11. Executive Compensation

The information found in our 2007 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information found in our 2007 Proxy Statement under the headings “Executive Compensation and Other Information - Equity Compensation Plan Information” and “Ownership of Common Stock” is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

The information found in our 2007 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information found in our 2007 Proxy Statement under the headings “Corporate Governance - Audit Committee Pre-Approval of Services by the Independent Auditor” and “Corporate Governance - Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Consolidated Financial Statements
The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of November 30, 2006 and 2005
Consolidated Statements of Income for the Years Ended November 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended November 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
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

3. The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibit	References

3.1	Restated Charter of Chattem, Inc., as amended	(4), (5), (11) and (20)

3.2	Amended and Restated By-Laws of Chattem, Inc.	(1), (6) and (26)

4.1	Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the Floating Rate Senior Notes due 2010	(3)

4.3	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the 7% Senior Subordinated Notes due 2014	(3)

4.4	First Amendment to and Supplemental Indenture dated July 25, 2006 among Chattem, Inc., its domestic subsidiaries and U.S. Bank, National Association, as successor trustee, relating to the 7% Senior Subordinated Notes due 2014	(28)

4.5	Indenture dated as of November 22, 2006 between Chattem, Inc. and U.S. Bank, National Association, as trustee, relating to 2% Convertible Senior Notes due 2013	(31)

4.6	Registration Rights Agreement dated November 22, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(31)

10.1	Lease Agreements as amended, dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee	(6) and (7)

10.2	First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective June 30, 1992	(8)

10.3	Commercial Lease dated April 1, 1998 between Chattem, Inc., lessee, and Kenco Group, Inc., lessor, for warehouse space located at 4309 Distribution Avenue, Chattanooga, Tennessee	(9)

Exhibit Number	Description of Exhibit	References

10.4	Purchase and Sale Agreement dated November 16, 1998 by and among Thompson Medical Company, Inc., Chattem, Inc. and Signal Investment & Management Co. for certain products	(10)

10.5*	Chattem, Inc. Non-Statutory Stock Option Plan - 1998	(8)

10.6*	1999 Stock Plan for Non-Employee Directors	(27)

10.7*	Chattem, Inc. Non-Statutory Stock Option Plan - 2000	(11)

10.8*	Chattem, Inc. Stock Incentive Plan - 2003	(15)

10.9*	Chattem, Inc. Stock Incentive Plan - 2005	(21)

10.10*	Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan - 2005	(21)

10.11*	Form of Restricted Stock Agreement under Chattem, Inc. Stock Incentive Plan - 2005	(21)

10.12*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining only to officers	(24)

10.13*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining to all optionees other than officers	(24)

10.14*	Form of Employment Agreements - Zan Guerry	(12)

10.15*	Form of Amended and Restated Severance Agreements-Zan Guerry	(12)

10.16*	Form of Amended and Restated Non-Competition and Severance Agreements- Andrea M. Crouch Ron Galante Richard W. Kornhauser B. Derrill Pitts Charles M. Stafford	(12)

10.17*	Non-Competition and Severance Agreement dated June 1, 2004 by and between Chattem, Inc. and Theodore K. Whitfield, Jr.	(19)

Exhibit Number	Description of Exhibit	References

10.18*	Non-Competition and Severance Agreement dated October 28, 2005 by and between Chattem, Inc. and Robert E. Bosworth	(23)

10.19*	Form of Restricted Stock Agreements - Zan Guerry	(13)

10.20*	Separation Agreement dated August 24, 2005 between Chattem, Inc. and A. Alexander Taylor II	(26)

10.21	Asset Purchase Agreement dated March 5, 2002 by and between Abbott Laboratories and Chattem, Inc. for the Selsun Blue product line	(14)

10.22	Asset Purchase and Sale Agreement dated November 30, 2005 by and between Chattem, Inc., Signal Investment & Management Co., The Mentholatum Company, Inc. and the Mentholatum Company of Canada Ltd.	(25)

10.23	Asset Purchase Agreement dated as of October 5, 2006, among Johnson & Johnson, Pfizer, Inc. and Chattem, Inc.	(29)

10.24	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(31)

10.25	Letter Agreement dated November 16, 2006 among Chattem, Inc. Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Warrant Transaction	(31)

10.26	Securities Purchase Agreement dated November 16, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(30)

10.27	Credit Agreement dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(3)

10.28	New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent	(17)

Exhibit Number	Description of Exhibit	References

10.29	First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.30	Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.31	Third Amendment to Credit Agreement dated as of November 29, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(24)

10.32	Fourth Amendment to Credit Agreement dated as of November 16, 2006 among Chattem, Inc. its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(30)

10.33	Fifth Amendment to Credit Agreement dated December 22, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(32)

10.34	Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JP Morgan Chase Bank	(17)

10.35	First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(16)

10.36	First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(16)

10.37	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re: Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington	(15)

10.38	Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In re: Phenylpropanolamine (PPA) Products Liability Litigation	(17)

Exhibit Number	Description of Exhibit	References

10.39	Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and Amsouth Bank	(17)

10.40	Final Settlement Trust Agreement between Chattem, Inc. and AmSouth Bank dated March 16, 2005	(22)

10.41	Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company	(17)

10.42	Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company	(17)

10.43	Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company	(17)

10.44	Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories	(18)

10.45	Dexatrim Case Scoring System and Matrix for the Chattem Dexatrim Class Action Settlement	(18)

10.46	Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005	(22)

10.47	Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company	(21)

10.48*	Retirement Agreement effective January 31, 2007 between Chattem, Inc. and Donald K. Riker, Ph.D.

10.49*	Summary Description of Incentive Compensation Plan

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

Exhibit Number	Description of Exhibit	References
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II - Valuation and Qualifying Accounts

*This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1) Form 8-K filed February 1, 2000.

(2) Form 8-A filed February 1, 2000.

(3) Form S-4 filed March 22, 2004.

(4) Form S-8 filed June 2, 1999.

(5) Form 10-K for the year ended November 30, 1992.

(6) Form 10-K for the year ended November 30, 1995.

(7) Form 10-K for the year ended November 30, 1996.

(8) Form 10-K for the year ended November 30, 1997.

(9) Form 10-K for the year ended November 30, 1998.

(10) Form 8-K filed December 28, 1998.

(11) Form 10-K for the year ended November 30, 1999.

(12) Form 10-K for the year ended November 30, 2000.

(13) Form 10-K for the year ended November 30, 2001.

(14) Form 8-K filed April 10, 2002, as amended.

(15) Form 10-K for the year ended November 30, 2003.

(16) Form 10-Q filed for the quarter ended May 31, 2003.

(17) Form 10-Q filed for the quarter ended May 31, 2004.

(18) Form 10-Q filed for the quarter ended August 31, 2004.

(19) Form 10-K for the year ended November 30, 2004.

(20) Schedule 14A filed March 4, 2005.

(21) Form 10-Q filed for the quarter ended May 31, 2005.

(22) Form 10-Q filed for the quarter ended February 28, 2005.

(23) Form 8-K filed November 3, 2005.

(24) Form 8-K filed December 2, 2005.

(25) Form 8-K filed December 5, 2005.

(26) Form 8-K/A filed August 31, 2005.

(27) Schedule 14A filed March 8, 1999.

(28) Form 8-K filed July 19, 2006, as supplemented by Form 8-K filed July 26, 2006.

(29) Form 8-K filed November 15, 2006.

(30) Form 8-K filed November 22, 2006.

(31) Form 8-K filed November 29, 2006.

(32) Form 8-K filed December 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATTEM, INC.

Dated: February 12, 2007	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

By:	/s/ Robert E. Bosworth
Robert E. Bosworth
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zan Guerry Zan Guerry	Chairman of the Board and Director (Chief Executive Officer)	2-12-07

/s/ Robert E. Bosworth Robert E. Bosworth	President and Director (Chief Operating Officer)	2-12-07

/s/ Samuel E. Allen Samuel E. Allen	Director	2-12-07

/s/ Ruth W. Brinkley Ruth W. Brinkley	Director	2-12-07

/s/ Gary D. Chazen Gary D. Chazen	Director	2-12-07

/s/ Bill W. Stacy Bill W. Stacy	Director	2-12-07

/s/ Philip H. Sanford Philip H. Sanford	Director	2-12-07

CHATTEM, INC. AND SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT NUMBER	___ _______DESCRIPTION OF EXHIBIT_________________

10.48*	Retirement Agreement effective January 31, 2007 between Chattem, Inc. and Donald K. Riker, Ph.D.

10.49*	Summary Description of Incentive Compensation Plan

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young LLP

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350

99.1	Schedule II - Valuation and Qualifying Accounts