Form 10-Q
period 2007-02-28
CHATTEM INC
filed 2007-04-02
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007
Commission file number 0-5905

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

YES ☑    NO☐

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

YES ☐    NO☑

As of March 26, 2007, 18,976,365 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of February 28, 2007 and
November 30, 2006	3

Consolidated Statements of Income for the Three
Months Ended February 28, 2007 and February 28, 2006	5

Consolidated Statements of Cash Flows for the Three Months
Ended February 28, 2007 and February 28, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

SIGNATURES	39

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	FEBRUARY 28, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$15,749	$90,527
Accounts receivable, less allowances of $11,793 at February 28, 2007 and $10,907 at November 30, 2006	52,805	29,595
Other receivables	259	257
Inventories	37,570	31,389
Refundable income taxes	2,817	—
Deferred income taxes	4,221	4,341
Prepaid expenses and other current assets	4,167	5,857
Total current assets	117,588	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	30,168	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	613,029	206,149
Debt issuance costs, net	16,890	11,399
Other	6,067	5,446
Total other noncurrent assets	635,986	222,994

TOTAL ASSETS	$783,742	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	FEBRUARY 28, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—
Accounts payable and other	15,758	9,948
Bank overdraft	2,105	5,824
Accrued liabilities	22,827	11,805
Total current liabilities	43,690	27,577

LONG-TERM DEBT, less current maturities	559,500	232,500

DEFERRED INCOME TAXES	20,905	17,668

OTHER NONCURRENT LIABILITIES	1,589	1,987

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,965 at February 28, 2007 and 18,669 at November 30, 2006	39,016	30,452
Retained earnings	119,615	105,965
	158,631	136,417
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	(263)	(597)
Foreign currency translation adjustment	(310)	(239)
Total shareholders’ equity	158,058	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$783,742	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)
	FOR THE THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 28,
	2007	2006

TOTAL REVENUES:
Net sales	$100,779	$83,977
Royalties	52	47
Total revenues	100,831	84,024

COSTS AND EXPENSES:
Cost of sales	30,980	26,020
Advertising and promotion	28,787	27,187
Selling, general and administrative	12,586	11,591
Acquisition expenses	1,171	—
Litigation settlement	—	(8,613)
Total costs and expenses	73,524	56,185

INCOME FROM OPERATIONS	27,307	27,839

OTHER INCOME (EXPENSE):
Interest expense	(7,236)	(2,844)
Investment and other income, net	768	194
Loss on early extinguishment of debt	—	(2,805)
Total other income (expense)	(6,468)	(5,455)

INCOME BEFORE INCOME TAXES	20,839	22,384

PROVISION FOR INCOME TAXES	7,189	7,611

NET INCOME	$13,650	$14,773

NUMBER OF COMMON SHARES: Weighted average outstanding - basic	18,657	19,553
Weighted average and potential dilutive outstanding	19,224	19,577

NET INCOME PER COMMON SHARE:
Basic	$.73	$.76
Diluted	$.71	$.75

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28, 2007	FEBRUARY 28, 2006
OPERATING ACTIVITIES:
Net income	$13,650	$14,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,029	1,425
Deferred income taxes	2,794	239
Tax benefit realized from stock options	(3,013)	(309)
Stock–based compensation expense	1,204	852
Loss on early extinguishment of debt	—	2,805
Other, net	124	66
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(23,212)	(14,466)
Inventories	358	(1,644)
Refundable income taxes	196	1,516
Prepaid expenses and other current assets	680	652
Accounts payable and accrued liabilities	15,127	(183)
Net cash provided by operating activities	9,937	5,726

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(453)	(1,276)
Acquisition of brands	(411,888)	—
Increase in other assets, net	(26)	(611)
Net cash used in investing activities	(412,367)	(1,887)

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(75,000)
Proceeds from long-term debt	300,000	—
Proceeds from borrowings under revolving credit facility	39,000	43,000
Repayments of revolving credit facility	(9,000)	—
Bank overdraft	(3,719)	2,979
Proceeds from exercise of stock options	4,457	311
Repurchase of common shares	—	(10,130)
Increase in debt issuance costs	(6,079)	(15)
Debt retirement costs	—	(1,501)
Tax benefit realized from stock options	3,013	309
Net cash provided by (used in) financing activities	327,672	(40,047)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(15)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(74,778)	(36,223)
At beginning of period	90,527	47,327
At end of period	$15,749	$11,104

PAYMENTS FOR:
Interest	$688	$1,793
Taxes	$4,787	$1,045

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All monetary and share amounts (other than per share amounts) in these Notes are expressed in thousands.

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2006.  The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal recurring nature.

2.	CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.	RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current period’s presentation.  The accrual for vendor allowances of $3,309 as of February 28, 2006, which was included as a component of accrued liabilities, has been reclassified as a reduction of accounts receivable.  The bank overdraft of $2,979 was included in cash and cash equivalents as of February 28, 2006 and has been reclassified as an increase to total current liablilities.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow.  We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005.

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 did not have an impact on the accompanying consolidated financial statements.

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

Effective December 1, 2005, we adopted SFAS 123R, using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).   Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under APB 25.

In the first quarter of fiscal 2007, we recorded compensation expense related to stock options that reduced income from operations by $1,204, provision for income taxes by $415, net income by $789 and basic and diluted net income per share by $0.04.  The stock option compensation expense was included partly in advertising and promotion expenses and partly in selling, general and administrative expenses in the accompanying consolidated statement of income.  We capitalized $174 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of February 28, 2007.

There were no stock option grants during the three months ended February 28, 2007.  The weighted average fair value of stock options at the date of grant during the three months ended February 28, 2006 was $13.03.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  We used the following assumptions to determine the fair value of stock option grants during the three months ended February 28, 2006:

Three Months Ended February 28, 2006
Expected life	4.6 years
Volatility	48%
Risk-free interest rate	4.55%
Dividend yield	0%
Forfeitures	0.9%

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

A summary of stock option activity for the three-months ended February 28, 2007 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2006	1,936	$27.63
Granted	—	—
Exercised	(294)	15.16
Cancelled	—	—

Outstanding at February 28, 2007	1,642	$29.87	5.8 years	$40,038

Exercisable at February 28, 2007	936	$29.63	5.6 years	$23,042

The total fair value of stock options that vested during the three months ended February 28, 2007 and 2006 was $1,215 and $1,004, respectively.  The total intrinsic value of stock options exercised during the three months ended February 28, 2007 and 2006 was $11,472 and $860, respectively.

As of February 28, 2007, we had $7,571 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended February 28, 2007 and 2006 was $184 and $190, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2006	37	$26.45
Granted	—	—
Vested	8	21.13
Forfeited	—	—
Nonvested at February 28, 2007	29	$28.04

6.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three months ended February 28, 2007 and February 28, 2006, respectively:

	2007	2006

NET INCOME	$13,650	$14,773

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,657	19,553
Issued upon assumed exercise of outstanding stock options	549	—
Effect of issuance of restricted common shares	18	24
Weighted average and potential dilutive outstanding (1)	19,224	19,577

NET INCOME PER COMMON SHARE:
Basic	$.73	$.76
Diluted	$.71	$.75

(1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 0 and 571 shares for the three months ended February 28, 2007 and 2006, respectively.

7.	LONG-TERM DEBT

Long-term debt consisted of the following as of February 28, 2007 and November 30, 2006:

	2007	2006
Revolving Credit Facility due 2010 at a variable rate of 7.35% and 8.25% as of February 28, 2007 and November 30, 2006, respectively	$30,000	$—
2.0% Convertible Senior Notes due 2013	125,000	125,000
Term Loan due 2013 at a variable rate of 7.11% as of February 28, 2007	300,000	—
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	562,500	232,500
Less: current maturities	3,000	—
Total long-term debt, net of current maturities	$559,500	$232,500

On February 26, 2004, we entered into a new Senior Secured Revolving Credit Facility with a maturity date of February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  On March 9, 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  On November 29, 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010.  Upon successful syndication, we were able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  On November 16, 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013.  On January 2, 2007, we completed an amended credit facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and OTC brands from Johnson & Johnson.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”) plus applicable percentages up to 0.5%.  The applicable percentages are calculated based on our leverage ratio.  As of February 28, 2007 and November 30, 2006, we had $30,000 and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of March 26, 2007, we had $15,000 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $85,000.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment due June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013.

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.

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

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  We paid a $1,375 premium to enter into the interest rate cap agreement, which will be amortized over the life of the agreement.  As of February 28, 2007, increases in the variable interest rate of up to $60,000 of LIBOR based borrowings could be hedged under the provisions of the cap.  We had $60,000 of LIBOR based borrowings with an interest rate capped at 4.0% as of February 28, 2007.  During the three months ended February 28, 2007, the amortized value of the premium on the interest rate cap was compared to the fair value of the interest rate cap and the change in the market value of the premium of $81, was recorded as additional interest expense in the accompanying consolidated statement of income.  The current portion of the premium on the interest rate cap agreement of $205 is included in prepaid expenses and other current assets, and the long-term portion of $411 is included in other non-current assets.   The fair value of the interest rate cap is valued by a third party.  The interest rate cap agreement terminates on March 1, 2010.

On July 25, 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio as defined in the indenture.

On November 22, 2006, we completed a private offering of $125,000 of convertible senior notes due 2013 (“Convertible Notes”) to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year, with the first interest payment due on May 15, 2007.  The Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $76.59 and as of February 28, 2007 our closing stock price was $53.37. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the convertible note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the Convertible Notes is 2,673.

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

On November 22, 2006, we entered into a forward starting interest rate cap agreement effective January 15, 2007.  The forward starting cap has decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $687 premium to enter into the forward starting cap agreement, which will be amortized over the life of the agreement.  As of February 28, 2007, we had $94,500 of LIBOR based borrowings hedged under the provisions of the cap.  During the three months ended February 28, 2007, the value of the premium on the forward starting cap was compared to the fair value of the forward starting cap and the increase in the market value of the premium of $25, net of tax, was recorded to other comprehensive income.  The current portion of the premium on the forward starting cap agreement of $188 is included in prepaid expenses and other current assets, and the long-term portion of $376 is included in other non-current assets.  As of February 28, 2007, the entire forward starting cap was deemed to be an effective cash flow hedge.  The fair value of the forward starting cap agreement is valued by a third party.  The forward starting cap agreement terminates on January 15, 2010.

On November 22, 2006, we entered into a forward starting interest rate swap agreement effective January 15, 2007.  The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of February 28, 2007, we had $175,500 of LIBOR based borrowings hedged under the provisions of the swap.  During the three months ended February 28, 2007, the increase in fair value of the forward starting swap of $309, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the forward starting swap of $71 is included in accrued liabilities, and the long-term portion of $142 is included in other non-current liabilities.  As of February 28, 2007, the entire forward starting swap was deemed to be an effective cash flow hedge.  The fair value of the forward starting swap agreement is valued by a third party.  The forward starting swap agreement terminates on January 15, 2010.

The future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of February 28, 2007 are as follows:

2007	$1,500
2008	3,000
2009	3,000
2010	33,000
2011	3,000
Thereafter	519,000
$562,500

8.	ACQUISITION AND SALE OF BRANDS

On January 2, 2007, we acquired the U.S. rights to five leading consumer and over-the-counter (“OTC”) brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from the new $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility of the Credit Facility and through the use of a portion of the proceeds derived from the Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 and $2,357 of costs directly related to the acquisition, of which $469 was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price was allocated $6,528 to inventory, $1,704 to assumed liabilities, $463 to equipment, $403,156 to trademarks which were assigned an indefinite life and $3,914 to distribution rights which was assigned a useful life of five years.  This is a preliminary allocation which will be revised upon completion of asset appraisals.  Johnson & Johnson will continue to manufacture and supply the products for a period of up to 18 months, or such earlier date as we are able to move production to our facilities.  The price shall be equivalent to the manufacturing cost, which shall include all costs associated with the manufacturing and delivery of the product.  For a period of up to six months, Johnson & Johnson will provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We expect to terminate the distribution and collections services as of March 30, 2007.  The costs to be charged for these transition services are to be the approximate actual costs incurred by Johnson & Johnson.  During the three months ended February 28, 2007, we incurred $1,171 of expenses primarily related to the transition services described above.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended February 28,
	2007	2006

Total revenue	$110,012	$113,694
Net income	14,432	17,644
Earnings per share – basic:	0.77	0.90
Earnings per share – diluted:	0.75	0.90

The pro forma consolidated results of operations include adjustments to give effect to interest expense on debt to finance the acquisition, increase advertising expense to raise brand awareness, incremental selling, general and administrative expenses, amortization of certain intangible assets and decrease in interest income on cash used in the J&J Acquisition, together with related income tax effects. The pro forma information is for comparative purposes only and does not purport to be indicative of the results that would have occurred had the acquisition and borrowings occurred at the beginning of the periods presented, or indicative of the results that may occur in the future.

9.	ADVERTISING EXPENSES

We incur significant expenditures on television, radio and print advertising to support our nationally branded OTC health care products and toiletries.  Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising.  This advertising supports the retailers’ sales effort and maintains the important brand franchise with the consuming public.  Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers.  Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28, “Interim Financial Reporting”) and adjusting that accrual to the actual expenses incurred at the end of the year.

10.	SHIPPING AND HANDLING

Shipping and handling costs of $2,401 and $2,264 are included in selling expenses for the three months ended February 28, 2007 and 2006, respectively.

11.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $609,139 and $205,983 as of February 28, 2007 and November 30, 2006, respectively.  The gross carrying amount of intangible assets subject to amortization at February 28, 2007 and November 30, 2006, which consist primarily of non-compete agreements and distribution rights, was $6,053 and $2,139, respectively.  The related accumulated amortization of intangible assets at February 28, 2007 and November 30, 2006 was $2,163 and $1,973, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 28, 2007 and 2006 was $190 and $60, respectively.  Estimated annual amortization expense for these assets for the years ended November 30, 2008, 2009, 2010, 2011 and 2012 is $823, $803, $783, $783 and $65, respectively.

12.	INVENTORIES

Inventories consisted of the following as of February 28, 2007 and November 30, 2006:

	2007	2006

Raw materials and work in process	$14,014	$15,495
Finished goods	23,556	15,894
Total inventories	$37,570	$31,389

13.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of February 28, 2007 and November 30, 2006:

	2007	2006

Interest	$8,647	$2,599
Salaries, wages and commissions	2,231	3,878
Product advertising and promotion	6,906	1,936
Litigation settlement and legal fees	1,159	1,162
Income taxes payable	258	635
Other	3,626	1,595
Total accrued liabilities	$22,827	$11,805

14.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three months ended February 28, 2007 and 2006, respectively:

	2007	2006

Net income	$13,650	$14,773
Other – interest rate cap adjustment	334	53
Other – foreign currency translation adjustment	(71)	242
Total	$13,913	$15,068

15.	STOCK REPURCHASE

 On July 25, 2006, our Board of Directors authorized the repurchase of up to an additional $100,000 of our common stock under the terms of our existing stock repurchase program.  On January 2, 2007, in connection with the completion of the amendment to the Credit Facility, the ability to make restricted payments under the Credit Facility, including payments for the repurchase of our common stock, was increased to $93,110.  As of March 26, 2007, the current amount available under the authorization from the Board of Directors was $88,147.  No share repurchases have occurred in fiscal 2007.

16.	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees as of December 31, 2000.  The Plan provides benefits based upon years of service and the employee’s compensation.  Our contributions are based on computations by independent actuaries.  Plan assets at February 28, 2007 and November 30, 2006 were invested primarily in United States government and agency securities and corporate debt and equity securities.  In October 2000, our Board of Directors adopted an amendment to the Plan that freezes benefits of the Plan and prohibits new entrants to the Plan effective December 31, 2000.

Net periodic pension cost for the three months ended February 28, 2007 and 2006 comprised the following components:

	2007	2006
Service cost	$—	$—
Interest cost on projected benefit obligation	153	156
Expected return on plan assets	(220)	(226)
Net amortization and deferral	—	—
Net pension cost (benefit)	$(67)	$(70)

No employer contributions were made for the three months ended February 28, 2007 and 2006, and no employer contributions are expected to be made in fiscal 2007.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees.  Employees become eligible for these benefits if they meet certain age and service requirements.  We pay a portion of the cost of medical benefits for certain retired employees over the age of 65.  Effective January 1, 1993, our contribution is a service-based percentage of the full premium.  We pay these benefits as claims are incurred.  Employer contributions expected for fiscal 2007 are approximately $78.

Net periodic postretirement health care benefits cost for the three months ended February 28, 2007 and 2006, included the following components:

	2007	2006
Service cost	$14	$20
Interest cost on accumulated postretirement benefit obligation	18	22
Amortization of prior service cost	4	4
Amortization of net gain	(4)	(4)
Net periodic postretirement benefits cost	$32	$42

17.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, and applicable FASB Staff Positions and Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 28, 2007 was 34.5%, as compared to 34% for the three months ended February 28, 2006.

Undistributed earnings of Chattem Canada amounted to approximately $98 for the three months ended February 28, 2007.  These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

18.	PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three months ended February 28, 2007 and 2006 are as follows:

	2007	2006
Topical pain care	$27,226	$32,441
Medicated skin care	27,833	16,892
Medicated dandruff shampoos	10,296	11,816
Oral care products	8,487	1,615
Internal OTC products	8,449	2,561
Dietary supplements	8,030	8,853
Other OTC and toiletry products	4,302	4,265
Total	$94,623	$78,443

19.	COMMITMENTS AND CONTINGENCIES

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

The Dexatrim PPA settlement included claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand.  In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted.  The deadline for submission of claims was July 7, 2004.  A total of 391 claims were certified by the court as timely submitted.  A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt out of the class settlement.  Subsequently, we have settled eleven of the opt out claims. The three remaining opt out claimants may pursue claims for damages against us in separate lawsuits.  As of March 26, 2007, one of the three remaining opt-out claimants has filed a lawsuit against us.  The other two opt-outs have not filed lawsuits against us and we believe the applicable statutes of limitation have run against their claims.  Consequently, we are currently defending one PPA products liability claim.

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

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involve alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998.  The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998, owed us an indemnity obligation for any liabilities arising from these lawsuits.  On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  We filed a claim in DELACO’s bankruptcy.

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

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning June 1, 2006, we maintain product liability insurance coverage in the amount of $25,000 through our captive insurance subsidiary, of which approximately $3,796 has been funded as of March 26, 2007.  We also have $20,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

We were named as a defendant in a putative class action lawsuit filed in the Superior Court of the State of California for the County of Los Angeles on February 11, 2004, relating to the labeling, advertising, promotion and sale of our Bullfrog suncare products.  We filed an answer to this lawsuit on June 28, 2004.  An amended complaint was filed March 29, 2006, pursuant to a court order formally consolidating this lawsuit with eight existing lawsuits involving other manufacturers of sunscreen products into a coordinated proceeding in California state court. The amended lawsuit seeks class certification of all persons who purchased our Bullfrog sun care products in California during a four-year period prior to February 11, 2004.  The amended lawsuit seeks restitution and/or disgorgement of profits, actual damages, injunctive relief, punitive damages and attorneys fees and costs arising out of alleged deceptive, untrue or misleading advertising and breach of warranty, fraudulent or negligent misrepresentations, in connection with the manufacturing, labeling, advertising, promotion and sale of Bullfrog products in California.  We filed an answer to the lawsuit in April 2006, and we are vigorously defending this lawsuit.  In fact, we filed a motion for summary judgment on or about November 22, 2006, which is set for argument on April 18, 2007.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol.  In February 2006, we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body patch containing 0.025% capsaicin.  All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph.  If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final.  For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized.  If the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap, Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would likely have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least twelve months to rule on an NDA once it is submitted.

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

20.	CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of February 28, 2007 arose in conjunction with our Credit Facility and our issuance of the 7.0% Subordinated Notes (See Note 7).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 28, 2007 is $437,500.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

FEBRUARY 28, 2007
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,724	$1,848	$6,177	$—	$15,749
Accounts receivable, less allowances of $11,793	47,800	14,928	5,005	(14,928)	52,805
Other receivables	259	—	—	—	259
Interest receivable	17	625	—	(642)	—
Inventories	30,939	4,208	2,423	—	37,570
Refundable income taxes	2,817	—	—	—	2,817
Deferred income taxes	4,185	—	36	—	4,221
Prepaid expenses and other current assets	4,068	—	1,290	(1,191)	4,167
Total current assets	97,809	21,609	14,931	(16,761)	117,588

PROPERTY, PLANT AND EQUIPMENT, NET	28,821	775	572	—	30,168

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,889	671,430	—	(62,290)	613,029
Debt issuance costs, net	16,890	—	—	—	16,890
Investment in subsidiaries	324,625	33,000	66,860	(424,485)	—
Note receivable	—	33,000	—	(33,000)	—
Other	5,057	—	1,010	—	6,067
Total other noncurrent assets	350,461	737,430	67,870	(519,775)	635,986

TOTAL ASSETS	$477,091	$759,814	$83,373	$(536,536)	$783,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	14,821	—	937	—	15,758
Bank overdraft	2,105	—	—	—	2,105
Accrued liabilities	33,861	1,305	4,422	(16,761)	22,827
Total current liabilities	53,787	1,305	5,359	(16,761)	43,690

LONG-TERM DEBT, less current maturities	566,500	—	26,000	(33,000)	559,500

DEFERRED INCOME TAXES	(13,280)	34,185	—	—	20,905

OTHER NONCURRENT LIABILITIES	1,589	—	—	—	1,589

INTERCOMPANY ACCOUNTS	(289,563)	283,796	5,767	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,965	39,016	—	—	—	39,016
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	119,615	110,823	6,315	(117,138)	119,615
Total	158,631	440,528	46,118	(486,646)	158,631
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(263)	—	—	—	(263)
Foreign currency translation adjustment	(310)	—	129	(129)	(310)
Total shareholders’ equity	158,058	440,528	46,247	(486,775)	158,058

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,091	$759,814	$83,373	$(536,536)	$783,742

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,198	$1,967	$8,362	$—	$90,527
Accounts receivable, less allowances of $10,907	24,946	9,407	4,649	(9,407)	29,595
Other receivables	257	—	—	—	257
Interest receivable	17	625	—	(642)	—
Inventories	24,444	4,160	2,785	—	31,389
Refundable income taxes	—	—	—	—	—
Deferred income taxes	4,304	—	37	—	4,341
Prepaid expenses and other current assets	3,666	—	2,191	—	5,857
Total current assets	137,832	16,159	18,024	(10,049)	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	28,985	775	593	—	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	166	268,273	—	(62,290)	206,149
Debt issuance costs, net	11,399	—	—	—	11,399
Investment in subsidiaries	313,922	33,000	66,860	(413,782)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,978	468	—	—	5,446
Total other noncurrent assets	330,465	334,741	66,860	(509,072)	222,994

TOTAL ASSETS	$497,282	$351,675	$85,477	$(519,121)	$415,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable and other	10,473	—	1,580	(2,105)	9,948
Bank overdraft	5,824	—	—	—	5,824
Accrued liabilities	17,869	1,132	748	(7,944)	11,805
Total current liabilities	34,166	1,132	2,328	(10,049)	27,577

LONG-TERM DEBT, less current maturities	232,500	—	33,000	(33,000)	232,500

DEFERRED INCOME TAXES	(16,517)	34,185	—	—	17,668

OTHER NONCURRENT LIABILITIES	1,987	—	—	—	1,987

INTERCOMPANY ACCOUNTS	109,564	(114,014)	4,450	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 18,669	30,452	—	—	—	30,452
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	105,965	100,667	5,679	(106,346)	105,965
Total	136,417	430,372	45,482	(475,854)	136,417
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(597)	—	—	—	(597)
Foreign currency translation adjustment	(238)	—	217	(218)	(239)
Total shareholders’ equity	135,582	430,372	45,699	(476,072)	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,282	$351,675	$85,477	$(519,121)	$415,313

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$88,217	$23,010	$5,337	$(15,733)	$100,831

COSTS AND EXPENSES:
Cost of sales	26,988	2,315	2,482	(805)	30,980
Advertising and promotion	24,147	2,880	1,760	—	28,787
Selling, general and administrative	12,386	(42)	242	—	12,586
Acquisition expenses	1,171	—	—	—	1,171
Equity in subsidiary income	(10,792)	—	—	10,792	—
Total costs and expenses	53,900	5,153	4,484	9,987	73,524

INCOME FROM OPERATIONS	34,317	17,857	853	(25,720)	27,307

OTHER INCOME (EXPENSE):
Interest expense	(7,190)	—	(665)	619	(7,236)
Investment and other income, net	578	636	798	(1,244)	768
Royalties	(13,622)	(1,306)	—	14,928	—
Corporate allocations	743	(727)	(16)	—	—
Total other income (expense)	(19,491)	(1,397)	117	14,303	(6,468)

INCOME BEFORE INCOME TAXES	14,826	16,460	970	(11,417)	20,839

PROVISION FOR INCOME TAXES	1,176	5,679	334	—	7,189

NET INCOME	$13,650	$10,781	$636	$(11,417)	$13,650

Note 20
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

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$13,650	$10,781	$636	$(11,417)	$13,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,005	—	24	—	2,029
Deferred income taxes	2,795	—	(1)	—	2,794
Tax benefit realized from stock options	(3,013)	—	—	—	(3,013)
Stock-based compensation expense	1,204	—	—	—	1,204
Other, net	104	—	20	—	124
Equity in subsidiary income	(11,417)	—	—	11,417	—
Changes in operating assets and liabilities:
Accounts receivable and other	(22,855)	(5,521)	(357)	5,521	(23,212)
Inventories	43	(48)	363	—	358
Refundable income taxes	196	—	—	—	196
Prepaid expenses and other current assets	(402)	—	(109)	1,191	680
Accounts payable and accrued liabilities	18,635	173	3,031	(6,712)	15,127
Net cash provided by (used in) operating activities	945	5,385	3,607	—	9,937

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(451)	—	(2)	—	(453)
Acquisition of brands	(8,732)	(403,156)	—		(411,888)
Change in other assets, net	(405)	468	(89)	—	(26)
Net cash used in investing activities	(9,588)	(402,688)	(91)	—	(412,367)

FINANCING ACTIVITIES:
Intercompany debt proceeds (payments)	7,000	—	(7,000)	—	—
Proceeds from long-term debt	300,000	—	—	—	300,000
Proceeds from borrowings under revolving credit facility	39,000	—	—	—	39,000
Repayment of revolving credit facility	(9,000)	—	—	—	(9,000)
Bank overdraft	(3,719)	—	—	—	(3,719)
Proceeds from exercise of stock options	4,457	—	—	—	4,457
Increase in debt issuance costs	(6,079)	—	—	—	(6,079)
Tax benefit realized from stock options	3,013	—	—	—	3,013
Changes in intercompany accounts	(398,503)	397,809	694	—	—
Dividends paid	—	(625)	625	—	—
Net cash (used in) provided by financing activities	(63,831)	397,184	(5,681)	—	327,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(20)	—	(20)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	(72,474)	(119)	(2,185)	—	(74,778)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$7,724	$1,848	$6,177	$—	$15,749

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$14,773	$9,888	$651	$(10,539)	$14,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,379	—	46	—	1,425
Deferred income taxes	233	—	6	—	239
Tax benefit realized from stock options	(309)	—	—	—	(309)
Stock-based compensation expense	852	—	—	—	852
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	51	—	15	—	66
Equity in subsidiary income	(10,539)	—	—	10,539	—
Changes in operating assets and liabilities:
Accounts receivable and other	(14,121)	(12,505)	(345)	12,505	(14,466)
Interest receivable	—	(619)	—	619	—
Inventories	(1,430)	(539)	325	—	(1,644)
Refundable income taxes	1,516	—	—	—	1,516
Prepaid expenses and other current assets	838	—	9	(195)	652
Accounts payable and accrued liabilities	11,142	1,406	198	(12,929)	(183)
Net cash provided by (used in) operating activities	7,190	(2,369)	905	—	5,726

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,276)	—	—	—	(1,276)
Increase in other assets, net	(271)	—	(340)	—	(611)
Net cash used in investing activities	(1,547)	—	(340)	—	(1,887)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	43,000	—	—	—	43,000
Bank overdraft	2,979	—	—	—	2,979
Proceeds from exercise of stock options	311	—	—	—	311
Repurchase of common shares	(10,130)	—	—	—	(10,130)
Increase in debt issuance costs	(15)	—	—	—	(15)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Tax benefit realized from stock options	309	—	—	—	309
Changes in intercompany accounts	(380)	2,998	(2,618)	—	—
Dividends paid	—	(625)	625	—	—
Net cash (used in) provided by financing activities	(40,427)	2,373	(1,993)	—	(40,047)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(15)	—	(15)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(34,784)	4	(1,443)	—	(36,223)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$1,863	$1,986	$7,255	$—	$11,104

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the SEC.

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as topical pain care, medicated skin care, medicated dandruff shampoos, oral care, internal OTC, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Icy Hot, Capzasin and Aspercreme – topical pain care;

•	Gold Bond, Balmex and Cortizone – medicated skin care;

•	Selsun Blue and Selsun Salon – medicated dandruff shampoos;

•	ACT and Herpecin-L – oral care;

•	Unisom,Pamprin and Kaopectate – internal OTC;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in the first quarter of fiscal 2007. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. Recent product line extensions include Icy Hot Heat Therapy, BullfrogMarathon Mist and Dexatrim Max Evening Appetite Control.

Developments During Fiscal 2007

Acquisition of Brands

On January 2, 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from the new $300.0 million term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of the Credit Facility and through the use of a portion of the proceeds derived from the Convertible Notes.  The purchase price of the J&J Acquisition was $410.0 million and $2.4 million of costs directly related to the acquisition, of which $0.5 million was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price was allocated $6.5 million to inventory, $1.7 million to assumed liabilities, $0.5 million to equipment, $403.2 million to trademarks which were assigned an indefinite life and $3.9 million to distribution rights which was assigned a useful life of five years.  This is a preliminary allocation which will be revised upon completion of asset appraisals. Johnson & Johnson will continue to manufacture and supply the products for a period of up to 18 months, or such earlier date as we are able to move production to our facilities.  The price shall be equivalent to the manufacturing cost, which shall include all costs associated with the manufacturing and delivery of the product.  For a period of up to six months, Johnson & Johnson will provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We expect to terminate the distribution and collections services as of March 30, 2007.  The costs to be charged for these transition services are to be the approximate actual costs incurred by Johnson & Johnson.

Products

In the first quarter of fiscal 2007, we introduced the following product line extensions: Icy Hot Heat Therapy, Bullfrog Marathon Mist and DexatrimMax Evening Appetite Control.

Debt

On January 2, 2007, we completed an amended credit facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50.0 million and to borrow an additional $50.0 million as a term loan.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 1.0% to 2.0% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”) plus applicable percentages up to 0.5%.  The applicable percentages are calculated based on our leverage ratio.  As of February 28, 2007 and November 30, 2006, we had $30.0 million and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of March 26, 2007, we had $15.0 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $85.0 million.

The term loan under the Credit Facility bears interest of either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $0.8 million each calendar quarter, with the first principal payment due June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013.

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our unaudited Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended
	February 28, 2007	February 28, 2006

TOTAL REVENUES	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.7	31.0
Advertising and promotion	28.5	32.4
Selling, general and administrative	12.5	13.8
Acquisition expenses	1.2	—
Litigation settlement	—	(10.3)
Total costs and expenses	72.9	66.9

INCOME FROM OPERATIONS	27.1	33.1

OTHER INCOME (EXPENSE):
Interest expense	(7.2)	(3.4)
Investment and other income, net	0.8	0.2
Loss on early extinguishment of debt	—	(3.3)
Total other income (expense)	(6.4)	(6.5)

INCOME BEFORE INCOME TAXES	20.7	26.6

PROVISION FOR INCOME TAXES	7.1	9.1

NET INCOME	13.6%	17.5%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the February 28, 2007 unaudited consolidated financial statements:

Allowance for Doubtful Accounts

As of February 28, 2007, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the first quarter of fiscal 2007, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.3 million at February 28, 2007 and November 30, 2006.

Revenue Recognition

Revenue is recognized when our products are shipped to our customers.  It is generally our policy across all classes of customers that all sales are final.   As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors.  As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and consideration of discontinued products, products divestitures, estimated inventory levels held by our customers and retail point of sale data on existing and newly introduced products.  The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions.  We charge the allowance account resulting from this accrual with any authorized deduction from remittance by the customer or product returns upon receipt of the product.

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on hand at customers, an allowance for returns of $3.3 million was recorded as of November 30, 2006.  As of February 28, 2007, the allowance for Icy Hot Pro-Therapy returns is $2.9 million.  As of February 28, 2007, we have completed our obligation with respect to pHisoderm returns and no longer have exposure to any liability.  Our estimate of product returns for seasonal and non-seasonal products as of February 28, 2007 was $0.9 million and $1.1 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2006.  For the three months ended February 28, 2007, we decreased our estimate of returns for seasonal products and non-seasonal returns by approximately $0.3 million and $0.2 million, respectively, which resulted in an increase to net sales in our consolidated financial statements.  During the three months ended February 28, 2006, we increased our estimate of returns for seasonal products and non-seasonal returns by approximately $0.4 million and $0.3 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.1 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

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

We analyze promotional programs in two primary categories — coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of February 28, 2007, the coupon accrual and reserve for vendor allowances were $1.4 million and $5.5 million, respectively, and $1.2 million and $3.7 million, respectively, as of November 30, 2006.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109 and applicable FASB Staff Positions and Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our condensed consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 28, 2007 was 34.5%, as compared to 34% in the three months ended February 28, 2006, respectively.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2006 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended February 28, 2007 and 2006

To facilitate discussion of our operating results for the three months ended February 28, 2007 and 2006, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$94,623	$78,443	$16,180	20.6%
International revenues (including royalties)	6,208	5,581	627	11.2
Total revenues	100,831	84,024	16,807	20.0
Cost of sales	30,980	26,020	4,960	19.1
Advertising and promotion expense	28,787	27,187	1,600	5.9
Selling, general and administrative expense	12,586	11,591	995	8.6
Acquisition expenses	1,171	—	nm	nm
Litigation settlement	—	(8,613)	nm	nm
Interest expense	7,236	2,844	4,392	154.4
Loss on early extinguishment of debt	—	2,805	nm	nm
Net income	13,650	14,773	(1,123)	(7.6)

Domestic Net Sales

Domestic net sales for the three months ended February 28, 2007 increased $16.2  million, or 20.6%, to $94.6 million from $78.4 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Topical pain care	$27,226	$32,441	$(5,215)	(16.1)%
Medicated skin care	27,833	16,892	10,941	64.8
Medicated dandruff shampoos	10,296	11,816	(1,520)	(12.9)
Oral care	8,487	1,615	6,872	425.5
Internal OTC products	8,449	2,561	5,888	229.9
Dietary supplements	8,030	8,853	(823)	(9.3)
Other OTC and toiletry products	4,302	4,265	37	0.9
Total	$94,623	$78,443	$16,180	20.6

Net sales in the topical pain care category decreased 16.1% for the first quarter of fiscal 2007 compared to the prior year quarter, due primarily to the launch and initial sell-in of Icy Hot Pro-Therapy in the first quarter of fiscal 2006.  Excluding sales of Icy Hot Pro-Therapy, the category increased 25.7% compared to the prior year quarter, led by the introduction of Icy Hot Heat Therapy and the continued success of the Icy Hot back patches.

Net sales in the medicated skin care products category increased 64.8% in the first quarter of fiscal 2007 compared to the prior year quarter due to the acquisition of the Cortizone and Balmex brands effective January 2, 2007 and the 26.6% increase in net sales of Gold Bond, led by strong sales of Gold Bond Ultimate Softening Lotion.

Net sales in the medicated dandruff shampoos category decreased 12.9% in the first quarter of fiscal 2007 compared to the prior year quarter due to the launch and initial sell-in of Selsun Salon in the first quarter of fiscal 2006.

Net sales in the oral care products category increased 425.5% in the first quarter of fiscal 2007 compared to the prior year quarter due to the acquisition of ACT effective January 2, 2007 and increased sales of Benzodent.

Net sales in the internal OTC products category increased 229.9% in the first quarter of fiscal 2007 compared to the prior year quarter due to the acquisition of Unisom and Kaopectate effective January 2, 2007.

Net sales in the dietary supplements category decreased 9.3% for the first quarter of fiscal 2007 compared to the prior year quarter as a result of the launch and initial sell-in of Garlique Cardio Assist in the first quarter of fiscal 2006 offset in part by the launch of Dexatrim Max Evening Appetite Control in the first quarter of fiscal 2007 and the continued growth of Dexatrim Max2O.

Net sales in the other OTC and toiletry products category increased 0.9% for the first quarter of fiscal 2007 compared to the prior year quarter due primarily to the timing of shipments of Bullfrog Marathon Mist.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the first quarter of fiscal 2007, international revenues increased $0.6 million, or 11.2%, compared to the first quarter of fiscal 2006, primarily due to increased sales to certain countries and the expansion into a new European market.

Cost of Sales

Cost of sales as a percentage of total revenues was 30.7% for the first quarter of fiscal 2007 as compared to 31.0% in the prior year quarter.  Gross margin for the first quarter of fiscal 2007 was 69.3% compared to 69.0% in the prior year quarter.  The increase of gross margin was largely attributable to reduced sales of Icy Hot Pro-Therapy, a lower margin product.

Advertising and Promotion Expense

Advertising and promotion expenses in the first quarter of fiscal 2007 increased $1.6 million, or 5.9%, as compared to the same quarter of fiscal 2006 and were 28.5% of total revenues for the three months ended February 28, 2007 compared to 32.4% for the prior year quarter.  The reduction as a percentage of total revenue is largely a result of the initial advertising and promotion support for IcyHot Pro-Therapy in the first quarter of fiscal 2006.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $1.0 million, or 8.6%, compared to the prior year quarter.  Selling, general and administrative expenses were 12.5% and 13.8% of total revenues for the first quarter of fiscal 2007 and 2006, respectively.  The $1.0 million increase is attributable to the additional costs resulting from the J&J Acquisition and transitioning the acquired brands to our operations.

Acquisition Expenses

Acquisition expenses of $1.2 million for the first quarter of fiscal 2007 primarily related to transition services in connection with the integration of the five acquired brands from the J&J Acquisition.

Litigation Settlement

The $8.6 million litigation settlement in the first quarter of fiscal 2006 related to the recovery (net of legal expenses) from the DELACO settlement trust in the Dexatrim litigation settlement and there was no corresponding amount recorded in the first fiscal quarter of 2007.

Interest Expense

Interest expense increased $4.4 million, or 154.4%, in the first quarter of fiscal 2007 as compared to the prior year quarter, reflecting the impact of additional indebtedness incurred to finance the J&J Acquisition.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006.  As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the first quarter of fiscal 2006.  No corresponding charge was incurred in the first quarter of fiscal 2007.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $9.9 million and $5.7 million was provided by operations for the three months ended February 28, 2007 and 2006, respectively.  The increase in cash flows from operations over the prior year quarter was primarily attributable to increased accounts payable and accrued liabilities partially offset by increased accounts receivable.

Investing activities used cash of $412.4 and $1.9 million in the three months ended February 28, 2007 and 2006, respectively.  The increase in the use of cash was related to the use of funds to complete the J&J Acquisition on January 2, 2007.

Financing activities provided cash of $327.7 million and used cash of $40.0 million in the three months ended February 28, 2007 and 2006, respectively.  The increase in cash provided in the current period was primarily attributable to the funds borrowed to complete the J&J Acquisition.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the three months ended February 28, 2007 and 2006, these subsidiaries accounted for 5% and 6% of total revenues, respectively, and 2% and 3% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.    Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Losses resulting from foreign currency transactions are insignificant for the three months ended February 28, 2007 and 2006 and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow.  We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005.  We have described the impact of adopting SFAS 123R in our consolidated financial statements in Note 5, Stock-Based Compensation.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 did not have an impact on the accompanying consolidated financial statements.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q and the documents incorporated herein by reference include the following:

•
we may not be able to successfully integrate the five brands acquired from Johnson & Johnson on January 2, 2007 into our portfolio of consumer brands or achieve other synergies associated with the acquisition;

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

•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our acquisition strategy is subject to risk and may not be successful;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•
we depend on sole source suppliers for three active ingredients used in our Pamprin and Prēmsyn PMS products and a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue, and if we are unable to buy these ingredients, we will not be able to manufacture these products;

•	we are subject to the risks of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	to service our indebtness, we will require a significant amount of cash; and
•	other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 1.00% to 2.00% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”) plus applicable percentages of up to 0.5%.  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of February 28, 2007, $30.0 million was outstanding under the revolving credit facility and $300.0 million was outstanding under the term loan of our Credit Facility.  The variable rates on the revolving credit facility was LIBOR plus 2.00%, or 7.35%, and the term loan was LIBOR plus 1.75%, or 7.11%.  The 7.0% Subordinated Notes and the 2.0% Convertible Senior Notes are fixed interest rate obligations.

On March 8, 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  The amortized value of the premium on the interest rate cap was compared to its fair value as of February 28, 2007 resulting in a loss of $0.1 million, reflected in our consolidated income statement as interest expense.  The interest rate cap agreement terminates on March 1, 2010.

On November 22, 2006, we entered into a forward starting cap agreement effective January 15, 2007.  The forward starting cap has decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement.  As of February 28, 2007, the value of the premium on the forward starting cap was compared to the fair value of the forward starting cap and the increase in the market value of the premium of $25,000, net of tax, was recorded to other comprehensive income.  The cap was deemed to be an effective cash flow hedge.  The forward starting cap agreement terminates on January 15, 2010.

On November 22, 2006, we entered into a forward starting swap agreement effective January 15, 2007.  The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of February 28, 2007, the increase in fair value of $0.3 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge.  The forward starting swap agreement terminates on January 15, 2010.

The impact on our results of operations of a one-point rate change on the March 26, 2007 outstanding revolving credit facility balance of $15.0 million and $300.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $2.1 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included in the consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $0.9 million as of February 28, 2007.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our first quarter of fiscal 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

December 1– December 31	—	$—	—	88,147,224
January 1 – January 31	—	—	—	88,147,224
February 1 – February 28	—	—	—	88,147,224
Total First Quarter	—	$—	—	88,147,224

(1)	Average price paid per share includes broker commissions.

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

CHATTEM, INC. (Registrant)

Dated: April 2, 2007	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: April 2, 2007	By:	/s/ Robert E. Bosworth
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