Form 10-Q
period 2007-05-31
CHATTEM INC
filed 2007-07-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007
Commission file number 0-5905

CHATTEM, INC.
A TENNESSEE CORPORATION
I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
1715 WEST 38TH STREET
CHATTANOOGA, TENNESSEE 37409
TELEPHONE:  423-821-4571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
      YES ☐      NO ☑

As of July 2, 2007, 19,139,504 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	MAY 31, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$12,657	$90,527
Accounts receivable, less allowances of $13,284 at May 31, 2007 and $10,907 at November 30, 2006	51,828	29,852
Inventories	34,225	31,389
Refundable income taxes	1,491	—
Deferred income taxes	3,711	4,341
Prepaid expenses and other current assets	3,718	5,857
Total current assets	107,630	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	30,197	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	617,543	206,149
Debt issuance costs, net	16,975	11,399
Other	4,908	5,446
Total other noncurrent assets	639,426	222,994

TOTAL ASSETS	$777,253	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	MAY 31, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—
Accounts payable and other	12,831	9,948
Bank overdraft	4,432	5,824
Accrued liabilities	28,812	11,805
Total current liabilities	49,075	27,577

LONG-TERM DEBT, less current maturities	533,500	232,500

DEFERRED INCOME TAXES	14,100	17,668

OTHER NONCURRENT LIABILITIES	1,464	1,987

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,139 at May 31, 2007 and 18,669 at November 30, 2006	44,134	30,452
Retained earnings	134,523	105,965
	178,657	136,417
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	485	(597)
Foreign currency translation adjustment	(28)	(239)
Total shareholders’ equity	179,114	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$777,253	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,

	2007	2006	2007	2006
REVENUES:
Net sales	$112,915	$79,352	$213,694	$163,329
Royalties	49	59	101	106
Total revenues	112,964	79,411	213,795	163,435

COSTS AND EXPENSES:
Cost of sales	35,095	25,054	66,075	51,074
Advertising and promotion	29,664	24,781	58,451	51,968
Selling, general and administrative	14,311	11,528	26,897	23,119
Acquisition expenses	886	—	2,057	—
Litigation settlement	—	108	—	(8,505)
Total costs and expenses	79,956	61,471	153,480	117,656

INCOME FROM OPERATIONS	33,008	17,940	60,315	45,779

OTHER INCOME (EXPENSE):
Interest expense	(8,319)	(2,456)	(15,555)	(5,300)
Investment and other income, net	291	234	1,059	428
Loss on early extinguishment of debt	(2,219)	—	(2,219)	(2,805)
Total other income (expense)	(10,247)	(2,222)	(16,715)	(7,677)

INCOME BEFORE INCOME TAXES	22,761	15,718	43,600	38,102

PROVISION FOR INCOME TAXES	7,853	5,518	15,042	13,129

NET INCOME	$14,908	$10,200	$28,558	$24,973

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,021	19,290	18,841	19,420
Weighted average and potential dilutive outstanding	19,359	19,529	19,237	19,705

NET INCOME PER COMMON SHARE:
Basic	$.78	$.53	$1.52	$1.29
Diluted	$.77	$.52	$1.48	$1.27

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

	FOR THE SIX MONTHS ENDED
	MAY 31, 2007	MAY 31, 2006
OPERATING ACTIVITIES:
Net income	$28,558	$24,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,278	2,891
Deferred income taxes	6,647	2,172
Tax benefit realized from stock options	(3,966)	(661)
Stock-based compensation expense	2,632	2,192
Loss on early extinguishment of debt	2,219	2,805
Other, net	117	112
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(21,976)	3,280
Inventories	3,255	(4,900)
Refundable income taxes	2,475	804
Prepaid expenses and other current assets	1,130	1,936
Accounts payable and accrued liabilities	18,006	(7,482)
Net cash provided by operating activities	43,375	28,122

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,580)	(2,091)
Acquisition of brands	(415,980)	—
Increase in other assets, net	2,458	(1,430)
Net cash used in investing activities	(415,102)	(3,521)

FINANCING ACTIVITIES:
Repayment of long-term debt	(128,000)	(75,000)
Proceeds from long-term debt	400,000	—
Proceeds from borrowings under revolving credit facility	89,000	38,000
Repayments of revolving credit facility	(57,000)	—
Proceeds from exercise of stock options	8,434	658
Change in bank overdraft	(1,392)	3,701
Repurchase of common shares	—	(21,332)
Purchase of note hedge	(29,500)	—
Proceeds from issuance of warrant	17,430	—
Increase in debt issuance costs	(9,110)	(15)
Debt retirement costs	—	(1,501)
Tax benefit realized from stock options	3,966	661
Net cash provided by (used in) financing activities	293,828	(54,828)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	(47)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(77,870)	(30,274)
At beginning of period	90,527	47,327
At end of period	$12,657	$17,053

PAYMENTS FOR:
Interest	$13,025	$5,933
Taxes	$6,434	$9,439

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

Certain prior year amounts have been reclassified to conform to the current period’s presentation.  The accrual for vendor allowances of $3,663 for the six months ended May 31, 2006, which was included as a component of accrued liabilities, has been reclassified as a reduction of accounts receivable.  The bank overdraft of $3,701 for the six months ended May 31, 2006, which was included in cash and cash equivalents, has been reclassified as an increase to total current liabilities.

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

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”).  SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 is effective for fiscal years ending after November 15, 2006.  SAB 108 did not have an impact on the accompanying consolidated financial statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

For the three and six months ended May 31, 2007, we recorded compensation expense related to stock options that reduced income from operations by $1,428 and $2,632, provision for income taxes by $493 and $908, net income by $935 and $1,724 and basic and diluted net income per share by $0.05 and $0.09, respectively.  The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $217 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of May 31, 2007.

The weighted average grant-date fair value of stock options granted during the three months ended May 31, 2007 and 2006 was $24.50 and $16.56, respectively, and for the six months ended May 31, 2007 and 2006 was $24.50 and $16.83, respectively.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the six months ended May 31, 2007 and 2006:

	Six Months Ended May 31,
	2007	2006
Expected life	6.0 years	6.0 years
Volatility	34%	43%
Risk-free interest rate	4.47%	4.48%
Dividend yield	0%	0%
Forfeitures	1.2%	0.9%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on consideration of the historical and implied price volatility of our common stock for fiscal 2007 and historical price volatility of our common stock for fiscal 2006.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents our anticipated cash dividend over the expected life of the stock options.  In connection with using the Flex Lattice Model to determine the fair value of stock option grants, the forfeiture rate was determined by analyzing post vesting stock option activity for three separate groups (non-employee directors, officers and other employees).

A summary of stock option activity for the six months ended May 31, 2007 is presented below:

	For the Six Months Ended May 31, 2007
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2006	1,936	$27.63
Granted	412	59.74
Exercised	(469)	17.97
Cancelled	(26)	35.72

Outstanding at May 31, 2007	1,853	$37.11	5.5 years	$50,312

Exercisable at May 31, 2007	1,016	$28.58	5.4 years	$36,244

The total fair value of stock options that vested during the three months ended May 31, 2007 and 2006 was $1,450 and $1,325, respectively, and during the six months ended May 31, 2007 and 2006 was $2,665 and $2,379, respectively.  The total intrinsic value of stock options exercised during the three months ended May 31, 2007 and 2006 was $6,434 and $976, respectively, and during the six months ended May 31, 2007 and 2006 was $17,906 and $1,836, respectively.

As of May 31, 2007, we had $15,513 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended May 31, 2007 and 2006 was $175 and $184, respectively, and for the six months ended May 31, 2007 and 2006 was $358 and $367, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2006	37	$26.45
Granted	—	—
Vested	(17)	$20.93
Forfeited	(1)	$35.37
Nonvested at May 31, 2007	19	$30.69

6.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and six months ended May 31, 2007 and 2006, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006

NET INCOME	$14,908	$10,200	$28,558	$24,973

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,021	19,290	18,841	19,420
Issued upon assumed exercise of outstanding stock options	328	203	385	248
Effect of issuance of restricted common shares	10	36	11	37
Weighted average and potential dilutive outstanding (1)	19,359	19,529	19,237	19,705

NET INCOME PER COMMON SHARE:
Basic	$.78	$.53	$1.52	$1.29
Diluted	$.77	$.52	$1.48	$1.27

 (1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 168 and 862 shares for the three months ended May 31, 2007 and 2006, respectively, and 85 and 787 shares for the six months ended May 31, 2007 and 2006, respectively.

7.	LONG-TERM DEBT

Long-term debt consisted of the following as of May 31, 2007 and November 30, 2006:

	2007	2006
Revolving Credit Facility due 2010 at a variable rate of 6.82% and 8.25% as of May 31, 2007 and November 30, 2006, respectively	$32,000	$—
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	—
Term Loan due 2013 at a variable rate of 7.11% as of May 31, 2007	172,000	—
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	536,500	232,500
Less: current maturities	(3,000)	—
Total long-term debt, net of current maturities	$533,500	$232,500

In February 2004, we entered into a new Senior Secured Revolving Credit Facility with a maturity date of February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a new commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010.  Upon successful syndication, we were able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In January 2007, we completed an amended credit facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and over-the-counter (“OTC”) brands from Johnson & Johnson.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of May 31, 2007 and November 30, 2006, we had $32,000 and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of July 2, 2007, we had $29,000 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $71,000.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid on June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013.  On April 16, 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128,000 of the term loan under the Credit Facility.  In connection with this repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2,219 during the second quarter of fiscal 2007.

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

In February 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  In November 2005, we called our $75,000 of Floating Rate Senior Notes for full redemption on December 30, 2005 at a price of 102% of par plus accrued interest to December 30, 2005.  We utilized borrowings of $38,000 under our Amended Revolving Credit Facility and $38,948 of our cash on hand to fund the redemption of the Floating Rate Senior Notes.  As a result of the redemption, we retired associated debt issuance costs of $1,303 and incurred other related call fees, which resulted in a loss on early extinguishment of debt of $2,805 during the first quarter of fiscal 2006.

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

In March 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  We paid a $1,375 premium to enter into the interest rate cap agreement.  During the second quarter of fiscal 2007, the interest rate cap was sold for $353.  As a result, $49 was recorded as additional interest expense in the accompanying consolidated statement of income for the second quarter of fiscal 2007.

In July 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio (as defined in the indenture).

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $76.59 and as of May 31, 2007 our closing stock price was $63.67. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2.0% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2.0% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2.0% Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 2.0% Convertible Notes is 2,673.

Concurrently with the sale of the 2.0% Convertible Notes, we purchased a note hedge from an affiliate of Merrill Lynch (the “Counterparty”), which is designed to mitigate potential dilution from the conversion of the 2.0% Convertible Notes. Under the note hedge, the Counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the 2.0% Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the 2.0% Convertible Notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the 2.0% Convertible Notes. The note hedge expires at the close of trading on November 15, 2013, which is the maturity date of the 2.0% Convertible Notes, although the Counterparty will have ongoing obligations with respect to 2.0% Convertible Notes properly converted on or prior to that date of which the Counterparty has been timely notified.

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

The note hedge and warrant are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 2.0% Convertible Notes.

In November 2006, we entered into a forward starting interest rate swap agreement effective January 15, 2007.  The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of May 31, 2007, we had $175,500 of LIBOR based borrowings hedged under the provisions of the swap.  During the three months ended May 31, 2007, the increase in fair value of the forward starting swap of $669, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the forward starting swap of $313 is included in prepaid expenses and other current assets, and the long-term portion of $548 is included in other non-current assets.  As of May 31, 2007, the forward starting swap was deemed to be an effective cash flow hedge.  The fair value of the forward starting swap agreement is valued by a third party.  The forward starting swap agreement terminates on January 15, 2010.

In November 2006, we entered into a forward starting interest rate cap agreement effective January 15, 2007.  The forward starting cap had decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $687 premium to enter into the forward starting cap agreement.  During the second fiscal quarter of 2007, the interest rate cap was sold for $555.  As a result, $50 was recorded as additional interest expense in the accompanying consolidated statement of income.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 15, 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement, which will be amortized over the life of the agreement.  As of May 31, 2007, we had $28,500 of LIBOR based borrowings hedged under the provisions of the cap.  During the three months ended May 31, 2007, the value of the premium on the cap was compared to the fair value of the cap and the increase in the market value of the premium of $8, net of tax, was recorded to other comprehensive income.  The current portion of the premium on the cap agreement of $80 is included in prepaid expenses and other current assets, and the long-term portion of $23 is included in other non-current assets.   As of May 31, 2007, a portion of the interest rate cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in an insignificant charge recorded as additional interest expense in the accompanying consolidated statement of income for the second quarter of fiscal 2007.  The balance of the cash flow hedge was deemed to be effective.  The fair value of the cap agreement is valued by a third party.  The cap agreement terminates on September 15, 2008.

In April 2007, we completed a private offering of $100,000 of the 1.625% Convertible Notes to qualified institutional investors pursuant to Section 144A of the Securities Act of 1933.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually on May 1 and November 1 of each year, with the first interest payment due on November 1, 2007.  The 1.625% Convertible Notes are convertible into our common stock at an initial conversion price of $73.20 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $95.16. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 1.625% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 1.625%  Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 1.625% Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 1.625% Convertible Notes is 1,694.

Concurrently with the sale of the 1.625% Convertible Notes, we purchased a note hedge from the Counterparty, which is designed to mitigate potential dilution from the conversion of the 1.625% Convertible Notes. Under the note hedge, the Counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the 1.625% Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the 1.625% Convertible Notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the 1.625% Convertible Notes. The note hedge expires at the close of trading on May 1, 2014, which is the maturity date of the 1.625% Convertible Notes, although the Counterparty will have ongoing obligations with respect to 1.625% Convertible Notes properly converted on or prior to that date of which the Counterparty has been timely notified.

In addition, we issued warrants to the Counterparty that could require us to issue up to approximately 1,366 shares of our common stock on May 1, 2014 upon notice of exercise by the Counterparty. The exercise price is $94.45 per share, which represented a 60% premium over the closing price of our shares of common stock on April 4, 2007. If the Counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

Proceeds from the 1.625% Convertible Notes were used to repay a portion of the amount outstanding under the Credit Facility term loan, pay for a note hedge and pay approximately $2,500 in debt issuance costs.  The note hedge and warrant are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 1.625% Convertible Notes.

Pursuant to EITF 90-19,“Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, (“EITF 90-19”), “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

For income tax reporting purposes, we have elected to integrate the 2.0% Convertible Notes and the 1.625% Convertible Notes and the respective note hedge transaction. Integration of the respective note hedge with the 2.0% Convertible Notes and the 1.625% Convertible Notes creates an in-substance original issue debt discount for income tax reporting purposes and therefore, the cost of the note hedge transactions will be accounted for as interest expense over the term of the 2.0% Convertible Notes and the 1.625% Convertible Notes, respectively, for income tax reporting purposes. The income tax benefit related to each respective convertible note issuance was recognized as a deferred tax asset.

The future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of May 31, 2007 are as follows:

2007	$1,500
2008	3,000
2009	3,000
2010	35,000
2011	3,000
Thereafter	491,000
$536,500

8.	ACQUISITION AND SALES OF BRANDS

On January 2, 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from the new $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility of the Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $2,262 of costs directly related to the acquisition, of which $469 was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price relates to $5,916 of inventory, $1,884 of assumed liabilities, $463 of equipment, $403,853 of trademarks which were assigned an indefinite life and $3,914 of distribution rights which was assigned a useful life of five years.  This is a preliminary assignment of values that will be completed during fiscal 2007.  Johnson & Johnson will continue to manufacture and supply certain of the products for a period of up to 18 months from acquisition close, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  For a period of up to six months from acquisition close, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximates the actual costs incurred by Johnson & Johnson.  During the three and six months ended May 31, 2007, we incurred $886 and $2,057, respectively, of expenses related to these transition services.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Total revenue	$112,964	$111,734	$222,976	$225,428
Net income	14,908	14,493	29,341	32,137
Earnings per share – basic:	0.78	0.75	1.56	1.65
Earnings per share – diluted:	0.77	0.74	1.53	1.63

The pro forma consolidated results of operations include adjustments to give effect to interest expense on debt to finance the J&J Acquisition, increase advertising expense to raise brand awareness, incremental selling, general and administrative expenses, amortization of certain intangible assets and decrease in interest income on cash used in the J&J Acquisition, together with related income tax effects. The pro forma information is for comparative purposes only and does not purport to be indicative of the results that would have occurred had the J&J Acquisition and borrowings occurred at the beginning of the periods presented, or indicative of the results that may occur in the future.

On May 25, 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4,100 in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

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

Shipping and handling costs of $3,163 and $2,321 are included in selling expenses for the three months ended May 31, 2007 and 2006, respectively, and $5,565 and $4,585 for the six months ended May 31, 2007 and 2006, respectively.

11.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,875 and $205,983 as of May 31, 2007 and November 30, 2006, respectively.  The gross carrying amount of intangible assets subject to amortization at May 31, 2007 and November 30, 2006, which consist primarily of non-compete agreements and distribution rights, was $6,053 and $2,139, respectively.  The related accumulated amortization of intangible assets at May 31, 2007 and November 30, 2006 was $2,385 and $1,973, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2007 and 2006 was $222 and $59, respectively, and for the six months ended May 31, 2007 and 2006 was $412 and $119, respectively.   Estimated annual amortization expense for these assets for the years ended November 30, 2008, 2009, 2010, 2011 and 2012 is $823, $803, $783, $783 and $65, respectively.

12.	INVENTORIES

Inventories consisted of the following as of May 31, 2007 and November 30, 2006:

	2007	2006

Raw materials and work in process	$10,033	$15,495
Finished goods	24,192	15,894
Total inventories	$34,225	$31,389

13.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of May 31, 2007 and November 30, 2006:

	2007	2006

Interest	$3,957	$2,599
Salaries, wages and commissions	4,129	3,878
Product advertising and promotion	9,294	1,936
Litigation settlement and legal fees	1,404	1,162
Income taxes payable	—	635
Transition services and acquisition costs	8,209	—
Other	1,819	1,595
Total accrued liabilities	$28,812	$11,805

14.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and six months ended May 31, 2007 and 2006, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006

Net income	$14,908	$10,200	$28,558	$24,973
Other – interest rate hedge adjustment	748	134	1,082	187
Other – foreign currency translation adjustment	282	(231)	211	11
Total	$15,938	$10,103	$29,851	$25,171

15.	STOCK REPURCHASE

On July 25, 2006, our Board of Directors authorized the repurchase of up to an additional $100,000 of our common stock under the terms of our existing stock repurchase program.  On January 2, 2007, in connection with the completion of the Credit Facility, the ability to make restricted payments under the Credit Facility, including payments for the repurchase of our common stock, was increased to $93,110.  As of July 2, 2007, the current amount available under the authorization from the Board of Directors was $88,147.  No share repurchases have occurred in fiscal 2007.

16.	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (the “Plan”), which covers substantially all employees as of December 31, 2000.  The Plan provides benefits based upon years of service and the employee's compensation.  Our contributions are based on computations by independent actuaries.  Plan assets at May 31, 2007 and November 30, 2006 were invested primarily in United States government and agency securities and corporate debt and equity securities.  Effective December 31, 2000, participation and benefits under the Plan were frozen.

Net periodic pension cost for the three and six months ended May 31, 2007 and 2006 included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	153	156	306	311
Actual return on plan assets	(220)	(226)	(440)	(451)
Net amortization and deferral	—	—	—	—
Net pension cost (benefit)	$(67)	$(70)	$(134)	$(140)

No employer contributions were made for the three and six months ended May 31, 2007 and 2006, and no employer contributions are expected to be made in fiscal 2007.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees.  Employees become eligible for these benefits if they meet certain age and service requirements.  We pay a portion of the cost of medical benefits for certain retired employees over the age of 65.  Effective May 31, 2006, we adopted an amendment to change the eligibility requirements for employee participation and limit the annual benefit to be paid.  This action resulted in a curtailment gain of $496 in the three months ended May 31, 2006 and is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.   Employer contributions expected for fiscal 2007 are approximately $78.

Net periodic postretirement health care benefits cost for the three and six months ended May 31, 2007 and 2006 included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Service cost	$14	$20	$28	$40
Interest cost on accumulated postretirement benefit obligation	18	22	36	44
Amortization of prior service cost	4	4	8	8
Amortization of net gain	(4)	(4)	(8)	(8)
Curtailment gain	—	(496)	—	(496)
Net periodic postretirement benefits cost (benefit)	$32	$(454)	$64	$(412)

17.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109 and applicable FASB Staff Positions and Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our effective tax rate was 34.5% for each of the six months ended May 31, 2007 and 2006.

Undistributed earnings of Chattem Canada amounted to approximately $708 and $807 for the three and six months ended May 31, 2007, respectively.  These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

18.	PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three and six months ended May 31, 2007 and 2006 are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2007	2006	2007	2006
Topical pain care	$24,927	$28,397	$52,153	$60,838
Medicated skin care	31,595	15,389	59,427	32,280
Oral care	13,731	1,703	22,218	3,318
Internal OTC products	12,014	3,032	20,463	5,592
Medicated dandruff shampoos	8,339	8,461	18,636	20,278
Dietary supplements	6,824	8,909	14,854	17,762
Other OTC and toiletry products	8,788	6,262	13,090	10,528
Total	$106,218	$72,153	$200,841	$150,596

19.	COMMITMENTS AND CONTINGENCIES

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

The Dexatrim PPA settlement included claims against us involving alleged injuries by Dexatrim products containing PPA in which the alleged injury occurred after December 21, 1998, the date we acquired the Dexatrim brand.  In accordance with the terms of the class action settlement agreement, we previously published notice of the settlement and details as to the manner in which claims could be submitted.  The deadline for submission of claims was July 7, 2004.  A total of 391 claims were certified by the court as timely submitted.  A total of 14 claimants with alleged injuries that occurred after December 21, 1998 elected to opt-out of the class settlement.  Subsequently, we have settled twelve of the opt-out claims. The other two opt-outs have not filed lawsuits against us, and we believe the applicable statutes of limitation have run against their claims.  Consequently, we are not currently defending any PPA products liability claims.

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. All claims in the settlement and expenses of the trust have now been paid.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  On August 31, 2006, the settlement trust paid us $10,720, which is included as a component of litigation settlement in our condensed consolidated statement of income for 2006.  The settlement trust currently has a balance of approximately $2,500.

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

On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine until September 2002, the FDA's final rule may result in additional lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.  There is currently one Dexatrim with ephedrine products liability lawsuit pending against us.

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning June 1, 2007, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $3,600 has been funded as of July 2, 2007.  We also have $25,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

We were named as a defendant in a putative class action lawsuit filed in the Superior Court of the State of California, for County of Los Angeles on February 11, 2004, relating to the labeling, advertising, promotion and sale of our Bullfrog suncare products.  We filed an answer to this lawsuit on June 28, 2004.  An amended complaint was filed on or about March 29, 2006, pursuant to a court order formally consolidating this lawsuit with eight existing lawsuits involving other manufacturers of sunscreen products into a coordinated proceeding in California state court.  The amended lawsuit sought class certification of all persons who purchased our Bullfrog suncare products in California during a four year period prior to February 11, 2004.  The amended lawsuit sought restitution and/or disgorgement of profits, actual damages, injunctive relief, punitive damages and attorneys fees and costs.  Following the deposition of Plaintiff William C. Jordan, we filed a motion for summary judgment which was heard on April 18, 2007.  The court found there was no merit to any of the causes of action that Jordan asserted against us.  The court entered judgment in our favor on May 8, 2007.  There has been no further activity since that date and we are no longer participating in the coordinated proceedings.

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of California relating to the labeling, advertising, promotion and sale of our Garlique product.  We were served with this lawsuit on July 5, 2007.  The lawsuit seeks class certification of a nationwide class of consumers who purchased this product.  The time period for purchases that would apply to the class is not clear from the complaint.  The lawsuit seeks restitution and/or disgorgement of profits, punitive damages, costs and attorney fees, injunctive relief, and other unspecified damages.  We plan to vigorously defend this case.

On March 9, 2006, we were named in a lawsuit filed in the Southern District of New York by Novogen Research Pty. Ltd.  Novogen alleged that our product New Phase infringed upon Novogen patents by containing certain phytoestrogens from clover or equivalent sources.  On June 8, 2007, we entered into an agreement with Novogen to settle this litigation.  A Stipulation and Order of Dismissal was entered by the court on June 18, 2007.  The terms of the settlement agreement had no material effect on our financial position or results of operations.

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

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of May 31, 2007 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 7).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2007 is $311,500.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

MAY 31, 2007
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,961	$664	$8,032	$—	$12,657
Accounts receivable, less allowances of $13,284	46,433	17,360	5,395	(17,360)	51,828
Interest receivable	17	625	182	(824)	—
Inventories	27,533	4,069	2,623	—	34,225
Refundable income taxes	1,491	—	—	—	1,491
Deferred income taxes	3,675	—	36	—	3,711
Prepaid expenses and other current assets	2,561	—	1,187	(30)	3,718
Total current assets	85,671	22,718	17,455	(18,214)	107,630

PROPERTY, PLANT AND EQUIPMENT, NET	28,835	775	587	—	30,197

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,668	674,709	1,456	(62,290)	617,543
Debt issuance costs, net	16,975	—	—	—	16,975
Investment in subsidiaries	337,510	33,000	66,860	(437,370)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,908	—	—	—	4,908
Total other noncurrent assets	363,061	740,709	68,316	(532,660)	639,426

TOTAL ASSETS	$477,567	$764,202	$86,358	$(550,874)	$777,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	11,218	—	1,613	—	12,831
Bank overdraft	4,432	—	—	—	4,432
Accrued liabilities	42,500	1,130	3,396	(18,214)	28,812
Total current liabilities	61,150	1,130	5,009	(18,214)	49,075

LONG-TERM DEBT, less current maturities	539,900	(1,200)	27,800	(33,000)	533,500

DEFERRED INCOME TAXES	(20,085)	34,185	—	—	14,100

OTHER NONCURRENT LIABILITIES	1,464	—	—	—	1,464

INTERCOMPANY ACCOUNTS	(283,976)	277,842	6,134	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 19,139	44,134	—	—	—	44,134
Shares of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	134,523	122,540	7,192	(129,732)	134,523
Total	178,657	452,245	46,995	(499,240)	178,657
Cumulative other comprehensive income, net of tax:
Interest rate swap/cap adjustment	485	—	—	—	485
Foreign currency translation adjustment	(28)	—	420	(420)	(28)
Total shareholders’ equity	179,114	452,245	47,415	(499,660)	179,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$477,567	$764,202	$86,358	$(550,874)	$777,253

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2006
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,198	$1,967	$8,362	$—	$90,527
Accounts receivable, less allowances of $10,907	25,203	9,407	4,649	(9,407)	29,852
Interest receivable	17	625	—	(642)	—
Inventories	24,444	4,160	2,785	—	31,389
Deferred income taxes	4,304	—	37	—	4,341
Prepaid expenses and other current assets	3,666	—	2,191	—	5,857
Total current assets	137,832	16,159	18,024	(10,049)	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	28,985	775	593	—	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	166	268,273	—	(62,290)	206,149
Debt issuance costs, net	11,399	—	—	—	11,399
Investment in subsidiaries	313,922	33,000	66,860	(413,782)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,978	468	—	—	5,446
Total other noncurrent assets	330,465	334,741	66,860	(509,072)	222,994

TOTAL ASSETS	$497,282	$351,675	$85,477	$(519,121)	$415,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other	$10,473	$—	$1,580	$(2,105)	$9,948
Bank overdraft	5,824	—	—	—	5,824
Accrued liabilities	17,869	1,132	748	(7,944)	11,805
Total current liabilities	34,166	1,132	2,328	(10,049)	27,577

LONG-TERM DEBT, less current maturities	232,500	—	33,000	(33,000)	232,500

DEFERRED INCOME TAXES	(16,517)	34,185	—	—	17,668

OTHER NONCURRENT LIABILITIES	1,987	—	—	—	1,987

INTERCOMPANY ACCOUNTS	109,564	(114,014)	4,450	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 18,669	30,452	—	—	—	30,452
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	105,965	100,667	5,679	(106,346)	105,965
Total	136,417	430,372	45,482	(475,854)	136,417
Cumulative other comprehensive income, net of taxes:
Interest rate swap/cap adjustment	(597)	—	—	—	(597)
Foreign currency translation adjustment	(238)	—	217	(218)	(239)
Total shareholders’ equity	135,582	430,372	45,699	(476,072)	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,282	$351,675	$85,477	$(519,121)	$415,313

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$189,701	$47,237	$10,512	$(33,655)	$213,795

COSTS AND EXPENSES:
Cost of sales	58,130	4,413	4,895	(1,363)	66,075
Advertising and promotion	50,098	5,418	2,935	—	58,451
Selling, general and administrative	26,526	(391)	762	—	26,897
Acquisition expenses	2,057	—	—	—	2,057
Equity in subsidiary income	(23,385)	—	—	23,385	—
Total costs and expenses	113,426	9,440	8,592	22,022	153,480

INCOME FROM OPERATIONS	76,275	37,797	1,920	(55,677)	60,315

OTHER INCOME (EXPENSE):
Interest expense	(15,650)	—	(1,324)	1,419	(15,555)
Investment and other income, net	709	1,274	1,746	(2,670)	1,059
Loss on early extinguishment of debt	(2,219)	—	—	—	(2,219)
Royalties	(29,853)	(2,439)	—	32,292	—
Corporate allocations	1,363	(1,331)	(32)	—	—
Total other income (expense)	(45,650)	(2,496)	390	31,041	(16,715)

INCOME BEFORE INCOME TAXES	30,625	35,301	2,310	(24,636)	43,600

PROVISION FOR INCOME TAXES	2,067	12,178	797	—	15,042

NET INCOME	$28,558	$23,123	$1,513	$(24,636)	$28,558

Note 20
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

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$28,558	$23,123	$1,513	$(24,636)	$28,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,192	—	86	—	4,278
Deferred income taxes	6,648	—	(1)	—	6,647
Tax benefit realized from stock options	(3,966)	—	—	—	(3,966)
Stock-based compensation	2,632	—	—	—	2,632
Loss on early extinguishment of debt	2,219	—	—	—	2,219
Other, net	146	—	(29)	—	117
Equity in subsidiary income	(24,636)	—	—	24,636	—
Changes in operating assets and liabilities:
Accounts receivable	(21,229)	(7,953)	(747)	7,953	(21,976)
Interest Receivable	—	—	(182)	182	—
Inventories	3,001	92	162	—	3,255
Refundable income taxes	2,475	—	—	—	2,475
Prepaid expenses and other current assets	1,105	—	(5)	30	1,130
Accounts payable and accrued liabilities	23,492	(2)	2,681	(8,165)	18,006
Net cash provided by (used in) operating activities	24,637	15,260	3,478	—	43,375

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,501)	—	(79)	—	(1,580)
Sales (purchases) of trademarks and other product rights	(8,090)	(406,435)	(1,455)	—	(415,980)
Change in other assets, net	779	467	1,212	—	2,458
Net cash used in investing activities	(8,812)	(405,968)	(322)	—	(415,102)

FINANCING ACTIVITIES:
Repayment of long-term debt	(128,000)	—	—	—	(128,000)
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Proceeds from long–term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	89,000	—	—	—	89,000
Repayments of revolving credit facility	(57,000)	—	—	—	(57,000)
Change in bank overdraft	(1,392)	—	—	—	(1,392)
Proceeds from exercise of stock options	8,434	—	—	—	8,434
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrants	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,110)	—	—	—	(9,110)
Excess tax benefit from stock-based compensation	3,966	—	—	—	3,966
Changes in intercompany accounts	(392,290)	391,855	435	—	—
Dividends paid	—	(1,250)	1,250	—	—
Net cash (used in) provided by financing activities	(92,062)	389,405	(3,515)	—	293,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	29	—	29

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(76,237)	(1,303)	(330)	—	(77,870)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$3,961	$664	$8,032	$—	$12,657

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2006
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$24,973	$18,743	$1,825	$(20,568)	$24,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,702	—	189	—	2,891
Deferred income taxes	(884)	3,091	(35)	—	2,172
Excess tax benefit from stock-based compensation	(661)	—	—	—	(661)
Stock-based compensation	2,192	—	—	—	2,192
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	65	—	47	—	112
Equity in subsidiary income	(20,568)	—	—	20,568	—
Changes in operating assets and liabilities:
Accounts receivable	3,827	(588)	(547)	588	3,280
Inventories	(4,260)	(257)	(383)	—	(4,900)
Refundable income taxes	804	—	—	—	804
Prepaid expenses and other current assets	2,372	—	(46)	(390)	1,936
Accounts payable and accrued liabilities	(5,759)	510	(2,035)	(198)	(7,482)
Net cash provided by (used in) operating activities	7,608	21,499	(985)	—	28,122

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,893)	—	(198)	—	(2,091)
Increase in other assets, net	(905)	—	(525)	—	(1,430)
Net cash used in investing activities	(2,798)	—	(723)	—	(3,521)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	38,000	—	—	—	38,000
Proceeds from exercise of stock options	658	—	—	—	658
Change in bank overdraft	3,701	—	—	—	3,701
Repurchase of common shares	(21,332)	—	—	—	(21,332)
Increase in debt issuance costs	(15)	—	—	—	(15)
Retirement of debt issuance costs	(1,501)	—	—	—	(1,501)
Excess tax benefit from stock-based compensation	661	—	—	—	661
Changes in intercompany accounts	18,530	(20,229)	1,699	—	—
Dividends paid	—	(1,250)	1,250	—	—
Net cash (used in) provided by financing activities	(36,298)	(21,479)	2,949	—	(54,828)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(47)	—	(47)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(31,488)	20	1,194	—	(30,274)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$5,159	$2,002	$9,892	$—	$17,053

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as topical pain care, medicated skin care, medicated dandruff shampoos, oral care, internal OTC, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Icy Hot, Capzasin and Aspercreme – topical pain care;

•	Gold Bond, Balmex and Cortizone – medicated skin care;

•	Selsun Blue and Selsun Salon – medicated dandruff shampoos;

•	ACT and Herpecin-L – oral care;

•	Unisom, Pamprin and Kaopectate – internal OTC;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 27% of our total revenues in the first half of fiscal 2007. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands. Recent product line extensions include Icy Hot Heat Therapy, Bullfrog Marathon Mist and Dexatrim Max Evening Appetite Control.

Developments During Fiscal 2007

Acquisition of Brands

On January 2, 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from the new $300.0 million term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of the Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410.0 million plus $2.3 million of costs directly related to the acquisition, of which $0.5 million was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price relates to $5.9 million of inventory, $1.9 million of assumed liabilities, $0.5 million of equipment, $403.9 million of trademarks which were assigned an indefinite life and $3.9 million of distribution rights which was assigned a useful life of five years.  This is a preliminary assignment of values that will be completed during fiscal 2007.  Johnson & Johnson will continue to manufacture and supply certain of the products for a period of up to 18 months from acquisition close, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  For a period of up to six months from acquisition close, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximates the actual costs incurred by Johnson & Johnson.

On May 25, 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4.1 million in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

Products

In the first six months of fiscal 2007, we introduced the following product line extensions: Icy Hot Heat Therapy, Icy Hot Vanishing Scent Cream, Capzasin No-Mess, Bullfrog Marathon Mist, Selsun Naturals and Dexatrim Max Evening Appetite Control.

Debt

In January 2007, we completed an amended credit facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50.0 million and to borrow an additional $50.0 million as a term loan.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014 (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.5% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of May 31, 2007 and November 30, 2006, we had $32.0 million and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of July 2, 2007, we had $29.0 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $71.0 million.

The term loan under the Credit Facility bears interest of either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $0.8 million each calendar quarter, with the first principal payment paid on June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013. On April 16, 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In connection with this repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2.2 million during the second quarter of fiscal 2007.

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

In April 2007, we completed a private offering of $100.0 million of the 1.625% Convertible Notes, the proceeds of which were used to repay a portion of the amount outstanding under the Credit Facility term loan, pay for a note hedge and pay approximately $2.5 million in debt issuance costs.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually on May 1 and November 1 of each year, with the first interest payment due on November 1, 2007.  Concurrently with the sale of the 1.625% Convertible Notes, we purchased a note hedge for $29.5 million and issued warrants for proceeds of $17.4 million with an affiliate of Merrill Lynch (the “Counterparty”).  The note hedge and warrants are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 1.625% Convertible Notes.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended		For the Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	31.1	31.6	30.9	31.3
Advertising and promotion	26.2	31.2	27.3	31.8
Selling, general and administrative	12.7	14.5	12.6	14.1
Acquisition expense	0.8	—	1.0	—
Litigation settlement	—	0.1	—	(5.2)
Total costs and expenses	70.8	77.4	71.8	72.0

INCOME FROM OPERATIONS	29.2	22.6	28.2	28.0

OTHER INCOME (EXPENSE):
Interest expense	(7.4)	(3.1)	(7.3)	(3.3)
Investment and other income, net	0.3	0.3	0.5	0.3
Loss on early extinguishment of debt	(2.0)	—	(1.0)	(1.7)
Total other income (expense)	(9.1)	(2.8)	(7.8)	(4.7)

INCOME BEFORE INCOME TAXES	20.1	19.8	20.4	23.3

PROVISION FOR INCOME TAXES	6.9	6.9	7.0	8.0

NET INCOME	13.2%	12.9%	13.4%	15.3%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the unaudited consolidated financial statements for the three and six months ended May 31, 2007.

Allowance for Doubtful Accounts

As of May 31, 2007, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the second quarter of fiscal 2007, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 and $0.3 million at May 31, 2007 and November 30, 2006, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product return as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, an allowance for returns of $3.3 million was recorded as of November 30, 2006.  As of May 31, 2007, the allowance remaining for Icy Hot Pro-Therapy returns after fiscal 2007 returns activity through May 31, 2007 is $2.3 million.  Our estimate of product returns for seasonal and non-seasonal products as of May 31, 2007 was $2.5 million and $1.2 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2006.  For the six months ended May 31, 2007, we increased our estimate of returns for seasonal products by approximately $1.3 million which resulted in a decrease to net sales in our consolidated financial statements and decreased our estimate for non-seasonal returns by approximately $0.1 million which resulted in an increase to net sales in our consolidated financial statements.  During the six months ended May 31, 2006, we increased our estimate of returns for seasonal products and non-seasonal returns by approximately $1.5 million and $0.2 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.5 million.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of May 31, 2007, the coupon accrual and reserve for vendor allowances were $2.0 million and $5.9 million, respectively, and $1.2 million and $3.7 million, respectively, as of November 30, 2006.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109 and applicable FASB Staff Positions and Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our effective tax rate was 34.5% for each of the six months ended May 31, 2007 and 2006.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2006 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended May 31, 2007 and 2006

To facilitate discussion of our operating results for the three months ended May 31, 2007 and 2006, we have included the following selected data from our Consolidated Statements of Income:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$106,218	$72,153	$34,065	47.2%
International revenues (including royalties)	6,746	7,258	(512)	(7.1)
Total revenues	112,964	79,411	33,553	42.3
Cost of sales	35,095	25,054	10,041	40.1
Advertising and promotion expense	29,664	24,781	4,883	19.7
Selling, general and administrative expense	14,311	11,528	2,783	24.1
Acquisition expenses	886	—	886	100.0
Litigation settlement	—	108	(108)	(100.0)
Interest expense	8,319	2,456	5,863	238.7
Loss on early extinguishment of debt	2,219	—	2,219	100.0
Net income	14,908	10,200	4,708	46.2

Domestic Net Sales

Domestic net sales for the three months ended May 31, 2007 increased $34.1 million, or 47.2%, to $106.2 million from $72.2 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Topical pain care	$24,927	$28,397	$(3,470)	(12.2)%
Medicated skin care	31,595	15,389	16,206	105.3
Oral care	13,731	1,703	12,028	706.3
Internal OTC products	12,014	3,032	8,982	296.2
Medicated dandruff shampoos	8,339	8,461	(122)	(1.4)
Dietary supplements	6,824	8,909	(2,085)	(23.4)
Other OTC and toiletry products	8,788	6,262	2,526	40.3
Total	$106,218	$72,153	$34,065	47.2

Net sales in the topical pain care category decreased $3.5 million, or 12.2%, for the second quarter of fiscal 2007 compared to the same prior year quarter, due primarily to reduced sales from Icy Hot Pro-Therapy. Excluding sales of Icy Hot Pro-Therapy, the category declined 5.0% compared to the prior year quarter, due to lower sales of our smaller topical pain care brands and the launch of the Capzasin Back and Body Patch in fiscal 2006.

Net sales in the medicated skin care category increased $16.2 million, or 105%, in the second quarter of fiscal 2007 compared to the prior year quarter.  The category increase was primarily attributable to the Cortizone and Balmex brands acquired in the J&J Acquisition.  Net sales of Gold Bond increased 22.8% compared to the prior year quarter, led by sales of Gold Bond Ultimate Softening Lotion launched in the fourth quarter of fiscal 2006.

Net sales in the oral care category increased $12.0 million, or 706%, in the second quarter of fiscal 2007 compared to the prior year quarter.  This increase was led by ACT, which was acquired in the J&J Acquisition.

Net sales in the internal OTC category increased $9.0 million, or 296%, in the second quarter of fiscal 2007 compared to the prior year quarter.  This increase was led by Unisom and Kaopectate, which were acquired in the J&J Acquisition.

Net sales in the medicated dandruff shampoos category decreased $0.1 million, or 1.4%, in the second quarter of fiscal 2007 compared to the prior year quarter.  Sales of Selsun Blue declined 2.0% for the quarter as a result of lower end of season shipments as well as media and promotional support weighted toward Selsun Salon, offset by a 4.0% increase in sales of Selsun Salon.

Net sales in the dietary supplements category decreased $2.1 million, or 23.4%, for the second quarter of fiscal 2007 compared to the prior year quarter.  Net sales of Dexatrim decreased 14.3% as a result of initial sales of Dexatrim Max2O in the prior year quarter.   Net sales of Garlique decreased 40.2% and New Phase decreased 42.8% for the second quarter of fiscal 2007 from the prior year period as a result of lower advertising support.

Net sales in the other OTC and toiletry products category increased $2.5 million, or 40.3%, in the second quarter of fiscal 2007 compared to the prior year as a result of a 61.7% increase in Bullfrog sales, behind the fiscal 2007 introduction of Bullfrog Marathon Mist, new packaging on all Bullfrog products and timing of shipments for certain retailers in the second fiscal quarter of 2007 versus the first fiscal quarter of 2007.  Sun-In also contributed to the higher category results with increased sales of 26.6% for the quarter as a result of new packaging and increased advertising.

Domestic sales variances were principally the result of changes in unit sales volumes.

International Revenues

For the second quarter of fiscal 2007, international revenues decreased $0.5 million, or 7.1%, compared to the second quarter of fiscal 2006 due principally to timing of sales to certain customers in the quarter compared to the prior year quarter.  Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 31.1% for the second quarter of fiscal 2007 as compared to 31.6% in the prior year quarter.  Gross margin for the second quarter of fiscal 2007 was 68.9% compared to 68.4% in the prior year quarter.  The gross margin increase was largely attributable to decreased sales of Icy Hot Pro-Therapy which has a lower margin compared to our other brands.

Advertising and Promotion Expense

Advertising and promotion expenses in the second quarter of fiscal 2007 increased $4.9 million, or 19.7%, as compared to the prior year quarter and were 26.2% of total revenues for the three months ended May 31, 2007 compared to 31.2% for the prior year quarter.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflected higher advertising and promotion spending for Icy Hot Pro-Therapy and Selsun Salon during the fiscal 2006 launch period.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $2.8 million, or 24.1%, compared to the prior year quarter.  Selling, general and administrative expenses were 12.7% and 14.5% of total revenues for the second quarter of fiscal 2007 and 2006, respectively.  The decrease as a percentage of revenue was attributable to increased revenue without commensurate increases in selling, general and administrative expenses.

Acquisition Expenses

Acquisition expenses of $0.9 million were recorded in the second quarter of fiscal 2007 related to transition services provided by Johnson & Johnson under a transition services agreement entered into in connection with the J&J Acquisition.  The transition services provided by Johnson & Johnson included consumer affairs, distribution and collection services, which included related financial accounting and reporting services.  The distribution and collection services were terminated effective April 2, 2007 and the consumer affairs services were terminated June 21, 2007.

Interest Expense

Interest expense increased $5.9 million, or 239%, in the second quarter of fiscal 2007 as compared to the prior year quarter as a result of additional indebtedness incurred to finance the J&J Acquisition. Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the second quarter of fiscal 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2.2 million during the second quarter of fiscal 2007.  No corresponding charge was incurred in the second quarter of fiscal 2006.

Comparison of Six Months Ended May 31, 2007 and 2006

To facilitate discussion of our operating results for the six months ended May 31, 2007 and 2006, we have included the following selected data from our Consolidated Statements of Operations:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$200,841	$150,596	$50,245	33.4%
International revenues (including royalties)	12,954	12,839	115	0.9
Total revenues	213,795	163,435	50,360	30.8
Cost of sales	66,075	51,074	15,001	29.4
Advertising and promotion expense	58,451	51,968	6,483	12.5
Selling, general and administrative expense	26,897	23,119	3,778	16.3
Acquisition expenses	2,057	—	2,057	100.0
Litigation settlement	—	(8,505)	8,505	(100.0)
Interest expense	15,555	5,300	10,255	193.5
Loss on early extinguishment of debt	2,219	2,805	(586)	(20.9)
Net income	28,558	24,973	3,585	14.4

Domestic Net Sales

Domestic net sales for the six months ended May 31, 2007 increased $50.2 million, or 33.4%, as compared to the corresponding period of 2006.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Topical pain care	$52,153	$60,838	$(8,685)	(14.3)%
Medicated skin care	59,427	32,280	27,147	84.1
Oral Care	22,218	3,318	18,900	569.6
Internal OTC products	20,463	5,592	14,871	265.9
Medicated dandruff shampoos	18,636	20,278	(1,642)	(8.1)
Dietary supplements	14,854	17,762	(2,908)	(16.4)
Other OTC and toiletry products	13,090	10,528	2,562	24.3
Total	$200,841	$150,596	$50,245	33.4

Net sales growth in the topical pain care products category decreased $8.7 million, or 14.3%, for the first six months of fiscal 2007 compared to the same period in fiscal 2006, due to the initial product introduction of Icy Hot Pro-Therapy in fiscal 2006.  Excluding sales of Icy Hot Pro-Therapy, the category increased 9.0% compared to the same period of prior year led by the introduction of Icy Hot Heat Therapy.

Net sales in the medicated skin care category increased $27.1 million, or 84.1%, for the first six months of fiscal 2007 compared to the same period in fiscal 2006 as a result of the acquisition of Cortizone and Balmex in the first fiscal quarter of 2007 and sales of Gold Bond Ultimate Softening Lotion launched in the fourth quarter of fiscal 2006.  The Gold Bond franchise had sales increases of 24.8% for the first six months of fiscal 2007 compared to the same prior year period.

Net sales in the oral care category increased $18.9 million, or 570%, for the first six months of fiscal 2007 compared to the same period in 2006.  This increase was led by ACT, which was acquired in the J&J Acquisition.

Net sales in the internal OTC category increased $14.9 million, or 266%, for the first six months of fiscal 2007 compared to the same period in 2006.  This increase was led by Unisom and Kaopectate, which were acquired in the J&J Acquisition.

Net sales in the medicated dandruff shampoos category decreased $1.6 million, or 8.1%, for the first six months of fiscal 2007 compared to the same period in 2006, primarily due to the launch and initial sell-in of Selsun Salon in the first quarter of fiscal 2006.

Net sales in the dietary supplements category decreased $2.9 million, or 16.4%, for the first six months of fiscal 2007 as compared to the same period in 2006.  Net sales of Garlique decreased 32.9% compared to the prior year period as a result of the initial product introduction of Garlique Cardio Assist in the same period of fiscal 2006.

Net sales in the other OTC and toiletry products category increased $2.6 million, or 24.3%, for the first six months of fiscal 2007 compared to the same period in fiscal 2006 as a result of the launch of Bullfrog Marathon Mist and new packaging introductions for the Bullfrog and Sun-In product lines.

Domestic sales variances were principally the result of changes in unit sales volume.

International Revenues

For the six months ended May 31, 2007, international revenues increased $0.1 million, or 0.9%, as compared to the same period in fiscal 2006. Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 30.9% for the six months ended May 31, 2007 as compared to 31.3% for the comparable period of fiscal 2006.   Gross margin for the six months ended May 31, 2007 was 69.1% compared to 68.7% for the same period in fiscal 2006. The increase in gross margin was largely attributable to the launch of Icy Hot Pro-Therapy in fiscal 2006, which has a lower gross margin than our other brands.

Advertising and Promotion Expense

Advertising and promotion expenses for the six months ended May 31, 2007 increased $6.5 million, or 12.5%, as compared to the same period in fiscal 2006 and were 27.3% of total revenues for the six months ended May 31, 2007 compared to 31.8% for the comparable period of fiscal 2006.  The decrease in advertising and promotion expense as a percentage of revenue for the first six months of fiscal 2007 reflected higher advertising and promotion spending for Icy Hot Pro-Therapy and Selsun Salon during the fiscal 2006 launch period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended May 31, 2007 increased $3.8 million, or 16.3%, as compared to the same period of fiscal 2006.  Selling, general and administrative expenses were 12.6% and 14.1% of total revenues for the six months ended May 31, 2007 and 2006, respectively.  The decrease as a percentage of total revenues was attributable to increased revenue without commensurate increases in selling, general and administrative expenses.

Acquisition Expenses

Acquisition expenses of $2.1 million were recorded in the six months ended May 31, 2007 related to transition services provided by Johnson & Johnson under a transition services agreement entered into in connection with the J&J Acquisition.

Litigation Settlement

Litigation settlement for the six months ended May 31, 2006 reflects the $8.75 million recovery from the DELACO settlement trust ($8.5 million net of legal expenses for the first six months of 2006) in the Dexatrim litigation settlement.  No corresponding benefit was recorded in fiscal 2007.

Interest Expense

Interest expense increased $10.3 million, or 194%, for the six months ended May 31, 2007 as compared to the same period in fiscal 2006.  The increase was the result of additional indebtedness incurred to finance the J&J Acquisition.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the second quarter of fiscal 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2.2 million during the second quarter of fiscal 2007.  Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006.   As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the six months ended May 31, 2006.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $43.4 million and $28.1 million was provided by operations for the six months ended May 31, 2007 and 2006, respectively.  The increase in cash flows from operations over the prior year period was primarily attributable to increased accounts payable and accrued liabilities (net of acquisitions), decreased inventories (net of acquisitions) and increased net income offset by increased accounts receivable.

Investing activities used cash of $415.1 million and $3.5 million in the six months ended May 31, 2007 and 2006, respectively.  The increase in the use of cash was related to amounts used to fund the J&J Acquisition on January 2, 2007and the ACT Acquisition on May 25, 2007.

Financing activities provided cash of $293.8 million and used cash of $54.8 million in the six months ended May 31, 2007 and 2006, respectively.  The increase was primarily attributable to amounts borrowed to fund the J&J Acquisition.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the six months ended May 31, 2007 and 2006, these subsidiaries accounted for 6% and 8% of total revenues, respectively, and 2% and 4% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. or Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results. A gain of $0.1 million for the six months ended May 31, 2007 and an insignificant loss for the six months ended May 31, 2006 resulted from foreign currency transactions and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal 2009.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

•	we are subject to the risks of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	to service our indebtedness, we will require a significant amount of cash; and
•	other risks described in our Securities and Exchange Commission filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which may adversely affect our results of operations and financial condition.  We seek to minimize the risks from these interest rates and foreign currency exchange rate fluctuations through our regular operating and financing activities.

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.5% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of May 31, 2007, $32.0 million was outstanding under the revolving credit facility and $172.0 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.5%, or 6.82% as of May 31, 2007, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 7.11%, as of May 31, 2007.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In March 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15.0 million beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  During the second quarter of fiscal 2007, the interest rate cap was sold for $0.4 million. As a result, an insignificant charge was recorded as additional interest expense in the accompanying consolidated statement of income.

In November 2006, we entered into a forward starting swap agreement effective January 15, 2007.  The forward starting swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of May 31, 2007, the increase in fair value of $0.7 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge.  The forward starting swap agreement terminates on January 15, 2010.

In November 2006, we entered into a forward starting cap agreement effective January 15, 2007.  The forward starting cap had decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement.  During the second quarter of fiscal 2007, the interest rate cap was sold for $0.6 million. As a result, $0.1 million was recorded as additional interest expense in the accompanying consolidated statement of income.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 15, 2007 and a cap rate of 5.0% over the life of the agreement.  As of May 31, 2007, the value of the premium on the cap was compared to the fair value of the cap, and the insignificant increase in the market value of the premium was recorded to other comprehensive income.  A portion of the interest rate cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in an insignificant charge recorded as additional interest expense in the consolidated statement of income for the second quarter of fiscal 2007.  The balance of the cash flow hedge was deemed to be effective.  The cap agreement terminates on September 15, 2008.

The impact on our results of operations of a one-point rate change on the July 2, 2007 outstanding revolving credit facility balance of $29.0 million and $172.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $1.3 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.0 million as of May 31, 2007.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION
Item 1.	Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) A summary of the common stock repurchase activity for our second quarter of fiscal 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)

March 1– March 31	—	$—	—	88,147,224
April 1 – April 30	—	—	—	88,147,224
May 1 – May 31	—	—	—	88,147,224
Total Second Quarter	—	$—	—	88,147,224

(1)	Average price paid per share includes broker commissions.

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

Our annual meeting of shareholders was held on April 25, 2007 in Chattanooga, Tennessee.  At the meeting, the following items were submitted to a vote of shareholders:

(1)
The following persons were elected as directors to serve for a three-year term:  Zan Guerry (12,455,898 votes for and 4,666,720 votes withheld), and Bill W. Stacy (16,200,280 votes for and 922,338 votes withheld).  Other directors whose terms of office continued after the annual meeting are: Gary D. Chazen, Robert E. Bosworth, Ruth W. Brinkley, Samuel E. Allen and Philip H. Sanford.

(2)
Ratifications of the Compensation Committee’s interpretation that the maximum total number of shares that were issuable pursuant to grants under the Chattem, Inc. Non-Statutory Stock Option Plan – 1998, the Chattem, Inc. Non-Statutory Stock Option Plan – 2000 and the Chattem, Inc. Stock Incentive Plan – 2003 (collectively, the “Plans”) to any employee was the maximum number of shares issuable under the Plans (11,779,310 votes for; 2,331,231 votes against; 27,068 abstentions; and 2,965,009 broker non-votes).

(3)
Ratification of the amendment of the Chattem, Inc. Stock Incentive Plan – 2003 (the “2003 Plan”).  The amendment limits the maximum number of awards an employee may be granted under the 2003 Plan to 250,000 shares in any one fiscal year (11,447,001 votes for; 2,678,970 votes against; 31,638 abstentions; and 2,965,009 broker non-votes).

(4)	Ratification of Grant Thornton, LLP as the Company’s independent auditors for fiscal 2007 (16,864,432 votes for; 240,860 votes against; and 17,325 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

CHATTEM, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTEM, INC.
(Registrant)

Dated: July 10, 2007	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: July 10, 2007	/s/ Robert E. Bosworth
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