Form 10-Q
period 2007-08-31
CHATTEM INC
filed 2007-10-09
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007
Commission file number 0-5905

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

      YES ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer 	Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      YES       NO☑

As of October 2, 2007, 18,985,098 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PART I.  FINANCIAL INFORMATION
PAGE NO.
Item 1. Financial Statements

Consolidated Balance Sheets as of August 31, 2007 and
November 30, 2006	3

Consolidated Statements of Income for the Three and Nine
Months Ended August 31, 2007 and August 31, 2006	5

Consolidated Statements of Cash Flows for the Nine Months
Ended August 31, 2007 and August 31, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	41

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	August 31, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$13,069	$90,527
Accounts receivable, less allowances of $13,899 at August 31, 2007 and $10,907 at November 30, 2006	42,755	29,852
Inventories	35,270	31,389
Deferred income taxes	4,496	4,341
Prepaid expenses and other current assets	4,002	5,857
Total current assets	99,592	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	31,222	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	617,541	206,149
Debt issuance costs, net	16,145	11,399
Other	4,912	5,446
Total other noncurrent assets	638,598	222,994

TOTAL ASSETS	$769,412	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	AUGUST 31, 2007	NOVEMBER 30, 2006
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—
Accounts payable and other	15,240	9,948
Bank overdraft	9,660	5,824
Accrued liabilities	22,391	11,805
Total current liabilities	50,291	27,577

LONG-TERM DEBT, less current maturities	520,750	232,500

DEFERRED INCOME TAXES	17,997	17,668

OTHER NONCURRENT LIABILITIES	1,747	1,987

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,908 at August 31, 2007 and 18,669 at November 30, 2006	27,820	30,452
Retained earnings	150,835	105,965
	178,655	136,417
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(347)	(597)
Foreign currency translation adjustment	319	(239)
Total shareholders’ equity	178,627	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$769,412	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED AUGUST 31,		FOR THE NINE MONTHS ENDED AUGUST 31,

	2007	2006	2007	2006

REVENUES:
Net Sales	$108,880	$71,947	$322,574	$235,276
Royalties	85	58	186	164
Total Revenues	108,965	72,005	322,760	235,440

COSTS AND EXPENSES:
Cost of sales	32,793	22,238	98,868	73,312
Advertising and promotion	27,760	23,607	86,211	75,575
Selling, general and administrative	15,619	10,855	42,516	33,974
Acquisition expenses	—	—	2,057	—
Litigation settlement	—	(10,800)	—	(19,305)
Total costs and expenses	76,172	45,900	229,652	163,556

INCOME FROM OPERATIONS	32,793	26,105	93,108	71,884

OTHER INCOME (EXPENSE):
Interest expense	(7,147)	(3,018)	(22,702)	(8,318)
Investment and other income, net	199	188	1,258	616
Loss on early extinguishment of debt	(414)	—	(2,633)	(2,805)
Total other income (expense)	(7,362)	(2,830)	(24,077)	(10,507)

INCOME BEFORE INCOME TAXES	25,431	23,275	69,031	61,377

PROVISION FOR INCOME TAXES	9,119	8,046	24,161	21,175

NET INCOME	$16,312	$15,229	$44,870	$40,202

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,026	18,749	18,903	19,195
Weighted average and potential dilutive outstanding	19,409	18,912	19,273	19,468

NET INCOME PER COMMON SHARE:
Basic	$.86	$.81	$2.37	$2.09
Diluted	$.84	$.81	$2.33	$2.07

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands, except per share amount)

                           FOR THE NINE MONTHS ENDED
	AUGUST 31, 2007	AUGUST 31, 2006
OPERATING ACTIVITIES:
Net income	$44,870	$40,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,461	4,339
Deferred income taxes	11,126	3,554
Tax benefit realized from stock options exercised	(4,747)	(744)
Stock-based compensation	4,122	3,322
Loss on early extinguishment of debt	2,633	2,805
Other, net	13	255
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(12,903)	13,483
Inventories	2,172	(5,099)
Refundable income taxes	—	1,951
Prepaid expenses and other current assets	833	(1,125)
Accounts payable and accrued liabilities	18,741	(11,244)
Net cash provided by operating activities	73,321	51,699

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,793)	(3,557)
Acquisition of brands	(416,184)	—
Decrease (increase) in other assets, net	1,796	(2,078)
Net cash used in investing activities	(418,181)	(5,635)

FINANCING ACTIVITIES:
Repayment of long-term debt	(153,750)	(75,000)
Proceeds from long-term debt	400,000	—
Proceeds from borrowings under revolving credit facility	147,500	75,500
Repayments of revolving credit facility	(102,500)	(22,000)
Proceeds from exercise of stock options	11,130	911
Change in bank overdraft	3,836	2,140
Repurchase of common shares	(22,260)	(39,332)
Purchase of note hedge	(29,500)	—
Proceeds from issuance of warrant	17,430	—
Increase in debt issuance costs	(9,374)	(5,634)
Debt retirement costs	—	(1,501)
Tax benefit realized from stock options exercised	4,747	744
Net cash provided by (used in) financing activities	267,259	(64,172)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	143	(176)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(77,458)	(18,284)
At beginning of period	90,527	47,327
At end of period	$13,069	$29,043

PAYMENTS FOR:
Interest	$16,678	$6,452
Taxes	$6,680	$14,706

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

Certain prior year amounts have been reclassified to conform to the current period’s presentation.  The accrual for vendor allowances of $4,187 for the period ended August 31, 2006, which was included as a component of accrued liabilities, has been reclassified as a reduction of accounts receivable.  The bank overdraft of $2,140 for the period ended August 31, 2006, which was included in cash and cash equivalents, has been reclassified as an increase to total current liabilities.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow.  This requirement has reduced net operating cash flows and increased net financing cash flows in periods after adoption.  We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal year beginning December 1, 2008.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

For the three and nine months ended August 31, 2007, we recorded compensation expense related to stock options that reduced income from operations by $1,490 and $4,122, provision for income taxes by $534 and $1,443, net income by $956 and $2,679 and basic and diluted net income per share by $0.05 and $0.14, respectively.  The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $180 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of August 31, 2007.

The weighted average grant-date fair value of stock options granted during the three months ended August 31, 2007 and 2006 was $24.50 and $16.44, respectively, and for the nine months ended August 31, 2007 and 2006 was $24.50 and $16.81, respectively.  For options granted subsequent to our SFAS 123R adoption date of December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  For options granted prior to our adoption date of SFAS 123R, we used the Black-Scholes option pricing model.  The following assumptions were used to determine the fair value of stock option grants during the nine months ended August 31, 2007 and 2006:

	Nine Months Ended August 31,
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

A summary of stock option activity for the nine months ended August 31, 2007 is presented below:

	For the Nine Months Ended August 31, 2007
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2006	1,936	$27.63
Granted	414	59.75
Exercised	(619)	18.00
Cancelled	(30)	36.74

Outstanding at August 31, 2007	1,701	$38.78	5.3 years	$37,901

Exercisable at August 31, 2007	872	$30.38	5.1 years	$26,764

The total fair value of stock options that vested during the three and nine months ended August 31, 2007 and 2006 was $1,475 and $1,169 and $4,139 and $3,549, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended August 31, 2007 and 2006 was $6,580 and $231 and $24,485 and $2,067, respectively.

As of August 31, 2007, we had $14,005 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.8 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three and nine months ended August 31, 2007 and 2006 was $115 and $184 and $473 and $551, respectively.

Restricted share activity under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2006	37	$26.45
Granted	—	—
Vested	(21)	$22.19
Forfeited	(1)	$35.37
Nonvested at August 31, 2007	15	$31.62

As of August 31, 2007, we had $474 of unrecognized compensation cost related to restricted shares that will be recorded over a weighted average period of approximately 1.3 years.

6.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and nine months ended August 31, 2007 and 2006, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006

NET INCOME	$16,312	$15,229	$44,870	$40,202

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,026	18,749	18,903	19,195
Issued upon assumed exercise of outstanding stock options	283	126	359	237
Issued upon assumed conversion of convertible notes	87	—	—	—
Effect of issuance of restricted common shares	13	37	11	36
Weighted average and potential dilutive outstanding (1)	19,409	18,912	19,273	19,468
NET INCOME PER COMMON SHARE:
Basic	$.86	$.81	$2.37	$2.09
Diluted	$.84	$.81	$2.33	$2.07

 (1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 412 and 937 shares for the three months ended August 31, 2007 and 2006, respectively, and 195 and 830 shares for the nine months ended August 31, 2007 and 2006, respectively.

7.	LONG-TERM DEBT

Long-term debt consisted of the following as of August 31, 2007 and November 30, 2006:

	2007	2006
Revolving Credit Facility due 2010 at a variable rate of 7.04% and 8.25% as of August 31, 2007 and November 30, 2006, respectively	$45,000	$—
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	—
Term Loan due 2013 at a variable rate of 7.11% as of August 31, 2007	146,250	—
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	523,750	232,500
Less: current maturities	(3,000)	—
Total long-term debt, net of current maturities	$520,750	$232,500

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 26, 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 15, 2010.  Upon successful syndication, we were able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In

January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and over-the-counter (“OTC”) brands from Johnson & Johnson.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of August 31, 2007 and November 30, 2006, we had $45,000 and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of October 2, 2007, we had $45,000 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $55,000.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid on June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable on January 2, 2013.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128,000 of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25,000 of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2,219 in the second quarter of fiscal 2007 and $414 in the third quarter of fiscal 2007.

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

In March 2004, we entered into an interest rate cap agreement effective June 1, 2004 with decreasing annual notional principal amounts of $15,000 beginning March 1, 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  We paid a premium of $1,375 to enter into the interest rate cap agreement.  During the second quarter of fiscal 2007, the interest rate cap was sold for $353.  As a result, $49 was recorded as additional interest expense in the accompanying consolidated statement of income for the second quarter of fiscal 2007.

In July 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio (as defined in the indenture).

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually on May 15 and November 15 of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $76.59 and as of August 31, 2007 our closing stock price was $61.71. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2.0% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2.0% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2.0% Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 2.0% Convertible Notes is 2,673.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 15, 2007.  The swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of August 31, 2007, we had $175,500 of LIBOR based borrowings hedged under the provisions of the swap.  During the three months ended August 31, 2007, the decrease in fair value of the swap of $830, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $198 is included in accrued liabilities, and the long-term portion of $272 is included in noncurrent liabilities.  As of August 31, 2007, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement terminates on January 15, 2010.

In November 2006, we entered into an interest rate cap agreement effective January 15, 2007.  The interest rate cap had decreasing notional principal amounts beginning October 15, 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a premium of $687 to enter into the interest rate cap agreement.  During the second fiscal quarter of 2007, the interest rate cap was sold for $555.  As a result, $50 was recorded as additional interest expense in the accompanying consolidated statement of income.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 15, 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement, which is being amortized over the life of the agreement.  As of August 31, 2007, we had $15,000 of LIBOR based borrowings hedged under the provisions of the cap.  During the three months ended August 31, 2007, the value of the cap premium was compared to the fair value of the cap and the decrease in the market value of the premium of $21, net of tax, was recorded to other comprehensive income.  The current portion of the premium on the cap agreement of $69 is included in

prepaid expenses and other current assets, and the long-term portion of $3 is included in other noncurrent assets.   As of August 31, 2007, a portion of the interest rate cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in an insignificant charge recorded as additional interest expense in the accompanying consolidated statement of income for the third quarter of fiscal 2007.  The balance of the cash flow hedge was deemed to be effective.  The fair value of the cap agreement is valued by a third party.  The cap agreement terminates on September 15, 2008.

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

Pursuant to EITF 90-19,“Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of August 31, 2007 are as follows:

2007	$750
2008	3,000
2009	3,000
2010	48,000
2011	3,000
Thereafter	466,000
$523,750

8.	ACQUISITION AND SALES OF BRANDS

On January 2, 2007, we acquired the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility of the Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $2,264 of costs directly related to the acquisition, of which $469 was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price related to $5,916 of inventory, $1,884 of assumed liabilities, $463 of equipment, $403,855 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  This was a preliminary assignment of values that will be completed during fiscal 2007.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  For a period of up to six months from the close of the acquisition, Johnson & Johnson provided transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During the nine months ended August 31, 2007, we incurred $2,057, of expenses related to these transition services.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended	Nine Months Ended August 31,
	August 31,2006	2007	2006

Total revenue	$100,864	$331,942	$326,292
Net income	18,750	45,653	50,886
Earnings per share – basic:	1.00	2.42	2.65
Earnings per share – diluted:	0.99	2.37	2.61

The pro forma consolidated results of operations include adjustments to give effect to interest expense on debt to finance the J&J Acquisition, increased advertising expense to raise brand awareness, incremental selling, general and administrative expenses, amortization of certain intangible assets and decreased interest income on cash used in the J&J Acquisition, together with related income tax effects. The pro forma information is for comparative purposes only and does not purport to be indicative of the results that would have occurred had the J&J Acquisition and borrowings occurred at the beginning of the periods presented, or indicative of the results that may occur in the future.

On May 25, 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4,100 in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

9.	ADVERTISING EXPENSES

We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter (“OTC”) health care products and toiletries.  Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising.  This advertising supports the retailers’ sales effort and maintains the important brand franchise with the consuming public.  Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers.  Therefore, we believe it is appropriate to allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28, “Interim Financial Reporting”) and adjusting that accrual to the actual expenses incurred at the end of the fiscal year.

10.	SHIPPING AND HANDLING

Shipping and handling costs of $3,358 and $2,038 were included in selling expenses for the three months ended August 31, 2007 and 2006, respectively, and $8,923 and $6,623 for the nine months ended August 31, 2007 and 2006, respectively.

11.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $614,079 and $205,983 as of August 31, 2007 and November 30, 2006, respectively.  The gross carrying amount of intangible assets subject to amortization at August 31, 2007 and November 30, 2006, which consist primarily of non-compete agreements and distribution rights, was $6,053 and $2,139, respectively.  The related accumulated amortization of intangible assets at August 31, 2007 and November 30, 2006 was $2,591 and $1,973, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended August 31, 2007 and 2006 was $206 and $59, respectively, and for the nine months ended August 31, 2007 and 2006 was $618 and $178, respectively.   Estimated annual amortization expense for these assets for the years ending November 30, 2008, 2009, 2010, 2011 and 2012 is $823, $803, $783, $783 and $65, respectively.

12.	INVENTORIES

Inventories consisted of the following as of August 31, 2007 and November 30, 2006:

	2007	2006

Raw materials and work in process	$11,554	$15,495
Finished goods	23,716	15,894
Total inventories	$35,270	$31,389

13.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of August 31, 2007 and November 30, 2006:

	2007	2006

Interest	$6,869	$2,599
Salaries, wages and commissions	4,943	3,878
Product advertising and promotion	2,715	1,936
Litigation settlement and legal fees	956	1,162
Income taxes payable	2,001	635
Transition services and acquisition costs	2,920	—
Other	1,987	1,595
Total accrued liabilities	$22,391	$11,805

14.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and nine months ended August 31, 2007 and 2006, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006

Net income	$16,312	$15,229	$44,870	$40,202
Other – interest rate hedge adjustment	(832)	122	250	65
Other – foreign currency translation adjustment	347	(151)	558	(140)
Total	$15,827	$15,200	$45,678	$40,127

15.	STOCK REPURCHASE

 In the three and nine months ended August 31, 2007, we repurchased 380,129 shares of our common stock for $22,260 at an average price per share of $58.56.  All repurchased shares were retired and returned to unissued.  We, however, are limited in our ability to repurchase shares due to restrictions under the terms of our Amended Revolving Credit Facility and the indenture pursuant to which the 7.0% Subordinated Notes were issued.  We have not repurchased any shares of our common stock subsequent to August 31, 2007.

On July 25, 2006 our Board of Directors authorized the repurchase of up to an additional $100,000 of our common stock under the terms of our existing stock repurchase program.  As of October 2, 2007, the current amount available under the authorization from the Board of Directors was $65,887.

16.	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

RETIREMENT PLANS

We have a noncontributory defined benefit pension plan (“the Plan”), which covers substantially all employees as of December 31, 2000.  The Plan provides benefits based upon years of service and the employee's compensation.  Our contributions are based on computations by independent actuaries.  Plan assets at August 31, 2007 and November 30, 2006 were invested primarily in United States government and agency securities and corporate debt and equity securities.  Effective December 31, 2000, participation and benefits under the Plan were frozen.

Net periodic pension cost for the three and nine months ended August 31, 2007 and 2006 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	153	156	459	467
Actual return on plan assets	(220)	(226)	(660)	(677)
Net amortization and deferral	—	—	—	—
Net pension benefit	$(67)	$(70)	$(201)	$(210)

No employer contributions were made for the nine months ended August 31, 2007 and 2006, and no employer contributions are expected to be made in fiscal 2007.

POSTRETIREMENT HEALTH CARE BENEFITS

We maintain certain postretirement health care benefits for eligible employees.  Employees become eligible for these benefits if they meet certain age and service requirements.  We pay a portion of the cost of medical benefits for certain retired employees over the age of 65.    Effective May 31, 2006, we adopted an amendment to change the eligibility requirements for employee participation and limit the annual benefit to be paid.  This action resulted in a curtailment gain of $496 in the nine months ended August 31, 2006 and is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income.    Employer contributions expected for fiscal 2007 are approximately $78.

Net periodic postretirement health care benefits cost for the three and nine months ended August 31, 2007 and 2006 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Service cost	$14	$20	$42	$60
Interest cost on accumulated postretirement benefit obligation	18	22	54	66
Amortization of prior service cost	4	4	12	11
Amortization of net gain	(4)	(4)	(12)	(12)
Curtailment gain	—	—	—	(496)
Net periodic postretirement benefits cost (benefit)	$32	$42	$96	$(371)

17.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our effective tax rate for the three and nine months ended August 31, 2007 was 35.9% and 35.0%, as compared to 34.6% and 34.5% in the three and nine months ended August 31, 2006.  The increase in the effective tax rate for the three and nine month periods ending August 31, 2007 as compared to the same periods of 2006 resulted from a greater proportion of U.S. taxable income in 2007.

Undistributed earnings of Chattem Canada, our Canadian subsidiary, amounted to approximately $606 and $1,410 for the three and nine months ended August 31, 2007, respectively.  These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, those earnings would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

18.	PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2007 and 2006 are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2007	2006	2007	2006
Topical pain care	$23,548	$21,767	$75,700	$82,605
Medicated skin care	32,678	17,340	92,105	49,620
Oral care	13,042	1,601	35,260	4,919
Internal OTC	12,967	3,550	33,430	9,143
Dietary supplements	6,710	9,934	21,564	27,696
Medicated dandruff shampoos	8,770	7,798	27,406	28,075
Other OTC and toiletry products	3,046	4,321	16,136	14,849
Total	$100,761	$66,311	$301,601	$216,907

19.	COMMITMENT AND CONTINGENCIES

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

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  Over the past two years, we have resolved all of the claims submitted in the Dexatrim PPA settlement. All claims in the settlement and expenses of the trust have been paid.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  On August 31, 2006, the settlement trust paid us $10,720, which is included as a component of litigation settlement in our condensed consolidated statement of income for 2006.  The settlement trust currently has a balance of approximately $2,500.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involved alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998.  The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998, owed us an indemnity obligation for any liabilities arising from these lawsuits.  On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  We filed a claim for indemnification in DELACO’s bankruptcy.  We entered into a settlement agreement with DELACO dated June 30, 2005 that resolved DELACO’s indemnity obligations to us (“the DELACO Agreement”).  The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005.  In accordance with the DELACO bankruptcy plan, a settlement trust established under the plan paid us $8,750 on March 17, 2006, which is included in our condensed consolidated statement of income, net of legal expenses, as litigation settlement for 2006.  The payment to us by the DELACO settlement trust of $8,750 has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine after September 2002, the FDA's final rule may result in lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.

There is currently one Dexatrim with ephedrine products liability lawsuit pending against us.  That lawsuit is styled Grace Gunduz v. Herbalife International of America, Inc., et al., Superior Court of the State of California, County of Los Angeles.  In the case, the plaintiff seeks compensation for primary pulmonary hypertension, a condition she allegedly developed after ingesting ephedrine containing products manufactured by Herbalife, EAS and Chattem.  The case is set for trial in Santa Monica, California on December 3, 2007.  We plan to vigorously defend this case.

We maintain insurance coverage for product liability claims relating to our products, including Dexatrim products containing ephedrine, under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning June 1, 2007, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $4,218 has been funded as of October 2, 2007.  We also have $25,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol.  In February 2006, we launched the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap containing 5% menthol, and the Capzasin Back & Body patch containing 0.025% capsaicin.  All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph.  If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of costly testing and data analysis. Any preliminary expenditures may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final.  For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized.  If the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Icy Hot Pro-Therapy Medicated Foam Pad with Knee Wrap, Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would likely have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be a significant cost. It typically takes the FDA at least twelve months to rule on an NDA once it is submitted.

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

During the finalization of the monograph on sunscreen products, the FDA chose to hold in abeyance specific requirements relating to the characterization of a product’s ability to reduce UVA radiation.  In September 2007, the FDA published a new proposed rule amending the previously stayed final monograph on sunscreens to include new formulation options, labeling requirements and testing standards for measuring UVA protection and revised testing for UVB protection.  When implemented, the final rule will require all sunscreen manufacturers to conduct new testing and revise the labeling of their products within eighteen months after issuance of the final rule.  We will be required to take such actions for our BullFrog product line.

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

On September 22, 2007, the FDA published a final rule establishing regulations requiring current good manufacturing practices for dietary supplements.  This final rule becomes effective June 2008.

20.	CONOLIDATING FINANCIAL STATEMENTS

          The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of August 31, 2007 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 7).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2007 is $298,750.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

AUGUST 31, 2007
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,354	$519	$9,196	$—	$13,069
Accounts receivable, less allowances of $13,899	36,732	16,176	6,023	(16,176)	42,755
Interest receivable	50	653	294	(997)	—
Inventories	28,584	3,885	2,801	—	35,270
Refundable income taxes	—	—	—	—	—
Deferred income taxes	4,459	—	37	—	4,496
Prepaid expenses and other current assets	2,842	—	1,400	(240)	4,002
Total current assets	76,021	21,233	19,751	(17,413)	99,592

PROPERTY, PLANT AND EQUIPMENT, NET	29,805	775	642	—	31,222

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,462	674,805	1,564	(62,290)	617,541
Debt issuance costs, net	16,145	—	—	—	16,145
Investment in subsidiaries	349,825	33,000	66,860	(449,685)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,407	—	505	—	4,912
Total other noncurrent assets	373,839	740,805	68,929	(544,975)	638,598

TOTAL ASSETS	$479,665	$762,813	$89,322	$(562,388)	$769,412

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	13,862	—	1,378	—	15,240
Bank overdraft	9,660	—	—	—	9,660
Accrued liabilities	35,262	1,046	3,496	(17,413)	22,391
Total current liabilities	61,784	1,046	4,874	(17,413)	50,291

LONG-TERM DEBT, less current maturities	527,150	(1,200)	27,800	(33,000)	520,750

DEFERRED INCOME TAXES	(21,792)	39,789	—	—	17,997

OTHER NONCURRENT LIABILITIES	1,747	—	—	—	1,747

INTERCOMPANY ACCOUNTS	(267,851)	260,143	7,708	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 50,000, issued and outstanding 18,908	27,820	—	—	—	27,820
Shares of subsidiaries	—	329,705	39,803	(369,508)	—
Retained earnings	150,835	133,330	8,336	(141,666)	150,835
Total	178,655	463,035	48,139	(511,174)	178,655
Unamortized value of restricted common shares issued	—	—	—	—	—
Cumulative other comprehensive income, net of tax:
Interest rate cap adjustment	(347)	—	—	—	(347)
Foreign currency translation adjustment	319	—	801	(801)	319
Total shareholders’ equity	178,627	463,035	48,940	(511,975)	178,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$479,665	$762,813	$89,322	$(562,388)	$769,412

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

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$286,359	$70,374	$16,727	$(50,700)	$322,760

COSTS AND EXPENSES:
Cost of sales	87,617	5,724	7,758	(2,231)	98,868
Advertising and promotion	73,748	8,194	4,269	—	86,211
Selling, general and administrative	41,535	(220)	1,201	—	42,516
Acquisition expenses	2,057	—	—	—	2,057
Equity in subsidiary income	(35,319)	—	—	35,319	—
Total costs and expenses	169,638	13,698	13,228	33,088	229,652

INCOME FROM OPERATIONS	116,721	56,676	3,499	(83,788)	93,108

OTHER INCOME (EXPENSE):
Interest expense	(22,923)	—	(1,989)	2,210	(22,702)
Investment and other income, net	795	1,923	2,626	(4,086)	1,258
Loss on early extinguishment of debt	(2,633)	—	—	—	(2,633)
Royalties	(44,983)	(3,486)	—	48,469	—
Corporate allocations	2,026	(1,978)	(48)	—	—
Total other income (expense)	(67,718)	(3,541)	589	46,593	(24,077)

INCOME BEFORE INCOME TAXES	49,003	53,135	4,088	(37,195)	69,031

PROVISION FOR INCOME TAXES	4,133	18,597	1,431	—	24,161

NET INCOME	$44,870	$34,538	$2,657	$(37,195)	$44,870

Note 20
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

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$44,870	$34,538	$2,657	$(37,195)	$44,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,307	—	154	—	6,461
Deferred income taxes	5,524	5,603	(1)	—	11,126
Tax benefit realized from stock options exercised	(4,747)	—	—	—	(4,747)
Stock-based compensation	4,122	—	—	—	4,122
Loss on early extinguishment of debt	2,633	—	—	—	2,633
Other, net	156	—	(143)	—	13
Equity in subsidiary income	(37,195)	—	—	37,195	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(11,528)	(6,770)	(1,375)	6,770	(12,903)
Accounts receivable	(33)	(27)	(295)	355	—
Inventories	1,912	275	(15)	—	2,172
Prepaid expenses and other current assets	825	—	(232)	240	833
Accounts payable and accrued liabilities	23,644	(85)	2,547	(7,365)	18,741
Net cash provided by operating activities	36,490	33,534	3,297	—	73,321

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,590)	—	(203)	—	(3,793)
Acquisition of brands	(8,091)	(406,531)	(1,562)	—	(416,184)
Decrease in other assets, net	229	467	1,100	—	1,796
Net cash used in investing activities	(11,452)	(406,064)	(665)	—	(418,181)

FINANCING ACTIVITIES:
Repayment of long-term debt	(153,750)	—	—	—	(153,750)
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Proceeds from long-term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	147,500	—	—	—	147,500
Repayments of revolving credit facility	(102,500)	—	—	—	(102,500)
Proceeds from exercise of stock options	11,130	—	—	—	11,130
Change in bank overdraft	3,836	—	—	—	3,836
Repurchase of common shares	(22,260)	—	—	—	(22,260)
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrant	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,374)	—	—	—	(9,374)
Debt retirement costs	—	—	—	—	—
Tax benefit realized from stock options exercised	4,747	—	—	—	4,747
Changes in intercompany accounts	(375,541)	374,157	1,384	—	—
Dividends paid	—	(1,875)	1,875	—	—
Net cash (used in) provided by financing activities	(101,882)	371,082	(1,941)	—	267,259

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	143	—	143

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(76,844)	(1,448)	834	—	(77,458)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$3,354	$519	$9,196	$—	$13,069

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2006
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$40,202	$27,473	$2,613	$(30,086)	$40,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,124	—	215	—	4,339
Deferred income taxes	(2,064)	5,653	(35)	—	3,554
Tax benefit realized from stock options exercised	(744)	—	—	—	(744)
Stock-based compensation	3,322	—	—	—	3,322
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Other, net	78	—	177	—	255
Equity in subsidiary income	(30,086)	—	—	30,086	—
Changes in operating assets and liabilities:
Accounts receivable	14,093	235	(610)	(235)	13,483
Inventories	(4,826)	(447)	174	—	(5,099)
Refundable income taxes	1,951	—	—	—	1,951
Prepaid expenses and other current assets	23	—	403	(1,551)	(1,125)
Accounts payable and accrued liabilities	(9,589)	621	(4,062)	1,786	(11,244)
Net cash provided by (used in) operating activities	19,289	33,535	(1,125)	—	51,699

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,350)	—	(207)	—	(3,557)
Increase in other assets, net	(949)	—	(1,129)	—	(2,078)
Net cash used in investing activities	(4,299)	—	(1,336)	—	(5,635)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from borrowings under revolving credit facility	75,500	—	—	—	75,500
Repayments of revolving credit facility	(22,000)	—	—	—	(22,000)
Proceeds from exercise of stock options	911	—	—	—	911
Change in bank overdraft	2,140	—	—	—	2,140
Repurchase of common shares	(39,332)	—	—	—	(39,332)
Increase in debt issuance costs	(5,634)	—	—	—	(5,634)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Tax benefit realized from stock options exercised	744	—	—	—	744
Changes in intercompany accounts	31,859	(31,658)	(201)	—	—
Dividends paid	—	(1,875)	1,875	—	—
Net cash (used in) provided by financing activities	(32,313)	(33,533)	1,674	—	(64,172)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(176)	—	(176)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(17,323)	2	(963)	—	(18,284)
At beginning of period	36,647	1,982	8,698	—	47,327
At end of period	$19,324	$1,984	$7,735	$—	$29,043

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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as topical pain care, medicated skin care, medicated dandruff shampoos, oral care, internal OTC, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Icy Hot, Capzasin and Aspercreme – topical pain care;

•	Gold Bond, Balmex and Cortizone-10 – medicated skin care;

•	Selsun Blue and Selsun Salon – medicated dandruff shampoos;

•	ACT and Herpecin-L – oral care;

•	Unisom,Pamprin and Kaopectate – internal OTC;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 27% of our total revenues for the nine months ended August 31, 2007. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by developing product line extensions, increasing market penetration of our existing products and acquiring brands.

Developments During Fiscal 2007

Acquisition of Brands

On January 2, 2007, we acquired the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300.0 million term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of the Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410.0 million plus $2.3 million of costs directly related to the acquisition, of which $0.5 million was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price related to $5.9 million of inventory, $1.9 million of assumed liabilities, $0.5 million of equipment, $403.9 million of trademarks, which were assigned an indefinite life, and $3.9 million of distribution rights, which was assigned a useful life of five years.  This was a preliminary assignment of values that will be completed during fiscal 2007.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  For a period of up to six months from the close of the acquisition, Johnson & Johnson provided transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.

On May 25, 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4.1 million in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

Products

In the first nine months of fiscal 2007, we introduced the following product line extensions: Icy Hot Heat Therapy, Icy Hot Vanishing Scent Cream, Capzasin No-Mess, Bullfrog Marathon Mist, Selsun Naturals and Dexatrim Max Evening Appetite Control.

Debt

In January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.  The Credit Facility includes an “accordion” feature that permits us under certain circumstances to increase our borrowings under the revolving credit facility by $50.0 million and to borrow an additional $50.0 million as a term loan.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014 (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.5% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of August 31, 2007 and November 30, 2006, we had $45.0 million and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of October 2, 2007, we had $45.0 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $55.0 million.

The term loan under the Credit Facility bears interest of either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $0.8 million each calendar quarter, with the first principal paid on June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million in the nine months ended August 31, 2007.

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

Stock Repurchase

During the first nine months of fiscal 2007, we repurchased 380,129 shares of our common stock under our stock repurchase program for $22.3 million at an average price per share of $58.56.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.1	30.9	30.6	31.2
Advertising and promotion	25.5	32.8	26.7	32.1
Selling, general and administrative	14.3	15.1	13.3	14.4
Acquisition expenses	—	—	0.6	—
Litigation settlement	—	(15.0)	—	(8.2)
Total costs and expenses	69.9	63.8	71.2	69.5

INCOME FROM OPERATIONS	30.1	36.2	28.8	30.5

OTHER INCOME (EXPENSE):
Interest expense	(6.6)	(4.2)	(7.0)	(3.5)
Investment and other income, net	0.2	0.3	0.4	0.3
Loss on early extinguishment of debt	(0.4)	—	(0.8)	(1.2)
Total other income (expense)	(6.8)	(3.9)	(7.4)	(4.4)

INCOME BEFORE INCOME TAXES	23.3	32.3	21.4	26.1

PROVISION FOR INCOME TAXES	8.4	11.2	7.5	9.0

NET INCOME	14.9%	21.1%	13.9%	17.1%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the consolidated financial statements for the three and nine months ended August 31, 2007.

Allowance for Doubtful Accounts

As of August 31, 2007, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the third quarter of fiscal 2007, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million and $0.3 million at August 31, 2007 and November 30, 2006, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product return as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, an allowance for returns of $3.3 million was recorded as of November 30, 2006.  As of August 31, 2007, the allowance remaining for Icy Hot Pro-Therapy  returns after fiscal 2007 returns activity through August 31, 2007 is $1.5 million.

Our estimate of product returns for seasonal and non-seasonal products as of August 31, 2007 was $2.5 million and $1.4 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2006.  For the nine months ended August 31, 2007, we increased our estimate of returns for seasonal and non-seasonal products by approximately $1.3 million and $0.1 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  During the nine months ended August 31, 2006, we increased our estimate of returns for seasonal products and non-seasonal returns by approximately $2.1 million and $0.1 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal and non-seasonal return rate would impact net sales by approximately $0.2 million and $0.7 million, respectively.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of August 31, 2007, the coupon and vendor allowances accruals were $2.1 million and $7.1 million, respectively, and $1.2 million and $3.7 million, respectively, as of November 30, 2006.  Each percentage point change in promotional program participation would impact net sales by $0.2 million and advertising and promotion expense by an insignificant amount for the nine months ended August 31, 2007.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our effective tax rate for the nine months ended August 31, 2007 and 2006 was 35.0% and 34.5%, respectively.  The increase in the effective tax rate for the three and nine month periods ending August 31, 2007 as compared to the same periods of 2006 results from a greater proportion of U.S. taxable income in 2007.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2006 filed with the Securities and Exchange Commission.

Comparison of Three Months Ended August 31, 2007 and 2006

To facilitate discussion of our operating results for the three months ended August 31, 2007 and 2006, we have included the following selected data from our Consolidated Statements of Income:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$100,761	$66,311	$34,450	52.0%
International revenues (including royalties)	8,204	5,694	2,510	44.1
Total revenues	108,965	72,005	36,960	51.3
Cost of sales	32,793	22,238	10,555	47.5
Advertising and promotion expense	27,760	23,607	4,153	17.6
Selling, general and administrative expense	15,619	10,855	4,764	43.9
Litigation settlement	—	(10,800)	10,800	100.0
Interest expense	7,147	3,018	4,129	136.8
Loss on early extinguishment of debt	414	—	414	100.0
Net income	16,312	15,229	1,083	7.1

Domestic Net Sales

Domestic net sales for the three months ended August 31, 2007 increased $34.5 million, or 52.0%, to $100.8 million from $66.3 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Topical pain care	$23,548	$21,767	$1,781	8.2%
Medicated skin care	32,678	17,340	15,338	88.5
Oral care	13,042	1,601	11,441	714.6
Internal OTC	12,967	3,550	9,417	265.3
Dietary supplements	6,710	9,934	(3,224)	(32.5)
Medicated dandruff shampoos	8,770	7,798	972	12.5
Other OTC and toiletry products	3,046	4,321	(1,275)	(29.5)
Total	$100,761	$66,311	$34,450	52.0

Net sales in the topical pain care category increased $1.8 million, or 8.2%, in the third quarter of fiscal 2007 compared to the prior year quarter due to the launch of Icy Hot Heat Therapy and Icy Hot Vanishing Scent Cream.

Net sales in the medicated skin care products category increased $15.3 million, or 88.5%, in the third quarter of fiscal 2007 compared to the prior year quarter.  The category increase was primarily attributable to the Cortizone-10 and Balmex brands acquired in the J&J acquisition.  Net sales of Gold Bond in the third quarter of fiscal 2007 increased 13.9% compared to the prior year quarter led by sales of Gold Bond Ultimate Softening Lotion launched in the fourth quarter of fiscal 2006 and the Gold Bond Foot line of products.

Net sales in the oral care category increased $11.4 million, or 715%, in the third quarter of fiscal 2007 compared to the prior year quarter.  This increase was led by ACT, which was acquired in the J&J Acquisition.

Net sales in the internal OTC category increased $9.4 million, or 265%, in the third quarter of fiscal 2007 compared to the prior year quarter.  This increase was led by Unisom and Kaopectate, which were acquired in the J&J Acquisition.

Net sales in the dietary supplements category decreased $3.3 million, or 32.5%, in the third quarter of fiscal 2007 compared to the prior year quarter.  Net sales of Dexatrim decreased 43.3% as a result of initial sales of Dexatrim Max2o in fiscal 2006 and increased competitive pressures.  Partially offsetting the decline was Dexatrim Max Evening Control launched in fiscal 2007.

Net sales in the medicated dandruff shampoos category increased $0.9 million, or 12.5%, in the third quarter of fiscal 2007 compared to the prior year quarter.  The increase was primarily attributable to the introduction of Selsun Naturals in fiscal 2007.

Net sales in the other OTC and toiletry products category decreased $1.3 million, or 29.5%, in the third quarter of fiscal 2007 compared to the prior year quarter as a result of a 24.2% decrease in Bullfrog sales due to the timing of shipments for certain retailers in the second fiscal quarter of 2007 versus the third quarter of fiscal 2007.

Domestic sales variances were principally the result of changes in unit sales volumes.

International Revenues

For the third quarter of fiscal 2007, international revenues increased $2.5 million, or 44.1%, as compared to the prior year quarter of fiscal 2006, primarily due to the brands acquired in the J&J Acquisition and the ACT Acquisition and the timing of sales to certain customers in the quarter compared to the prior year quarter.  Sales variances for our international operations were principally the result of changes in unit sales volume.

Cost of Sales

Cost of sales as a percentage of total revenues was 30.1% for the third quarter of fiscal 2007 as compared to 30.9% in the prior year quarter.  Gross margin for the third quarter of fiscal 2006 was 69.9% compared to 69.1% in the prior year quarter.  The gross margin increase was attributable to the sales of products with lower gross margins in fiscal 2006 as compared to fiscal 2007, including Icy Hot Pro-Therapy which was launched in February 2006.

Advertising and Promotion Expense

Advertising and promotion expenses in the third quarter of fiscal 2007 increased $4.2 million, or 17.6%, as compared to the prior year quarter and were 25.5% of total revenues for third quarter of fiscal 2007 compared to 32.8% for the prior year quarter.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflected higher advertising and promotion spending for Icy Hot Pro-Therapy during the fiscal 2006 launch period.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $4.8 million, or 43.9%, in the third quarter of fiscal 2007 compared to the prior year quarter.  Selling, general and administrative expenses were 14.3% and 15.1% of total revenues for the third quarter of fiscal 2007 and 2006, respectively.  The decrease as a percentage of revenue was attributable to increased revenue without commensurate increases in selling, general and administrative expenses.

Litigation Settlement

Litigation settlement for the third quarter of fiscal 2006 reflected a $10.7 million recovery of proceeds from the settlement trust in the Dexatrim litigation settlement and net recoveries related to the Dexatrim litigation of $0.1 million.  No corresponding benefit was recorded in the third quarter of fiscal 2007.

Interest Expense

Interest expense increased $4.1 million, or 137%, in the third quarter of fiscal 2007 as compared to the prior year quarter as a result of additional indebtedness incurred to finance the J&J Acquisition.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

During the third quarter of fiscal 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $25.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $0.4 million.

Comparison of Nine Months Ended August 31, 2007 and 2006

To facilitate discussion of our operating results for the nine months ended August 31, 2007 and 2006, we have included the following selected data from our Consolidated Statements of Income:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$301,601	$216,907	$84,694	39.0%
International revenues (including royalties)	21,159	18,533	2,626	14.2
Total revenues	322,760	235,440	87,320	37.1
Cost of sales	98,868	73,312	25,556	34.9
Advertising and promotion expense	86,211	75,575	10,636	14.1
Selling, general and administrative expense	42,516	33,974	8,542	25.1
Acquisition expenses	2,057	—	2,057	100.0
Litigation settlement	—	(19,305)	19,305	100.0
Interest expense	22,702	8,318	14,384	172.9
Loss on early extinguishment of debt	2,633	2,805	(172)	(6.1)
Net income	44,870	40,202	4,668	11.6

Domestic Net Sales

Domestic net sales for the nine months ended August 31, 2007 increased $84.7 million, or 39.0%, as compared to the corresponding period of 2006.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Topical pain care	$75,700	$82,605	$(6,905)	(8.4)%
Medicated skin care	92,105	49,620	42,485	85.6
Oral care	35,260	4,919	30,341	616.8
Internal OTC	33,430	9,143	24,287	265.6
Dietary supplements	21,564	27,696	(6,132)	(22.1)
Medicated dandruff shampoos	27,406	28,075	(669)	(2.4)
Other OTC and toiletry products	16,136	14,849	1,287	8.7
Total	$301,601	$216,907	$84,694	39.0

Net sales in the topical pain care products category decreased $6.9 million, or 8.4%, for the first nine months of fiscal 2007 compared to the same period in fiscal 2006, due to the initial introduction of Icy Hot Pro-Therapy in fiscal 2006, partially offset by the launch of Icy Hot Heat Therapy and Icy Hot Vanishing Scent Cream in fiscal 2007.

Net sales in the medicated skin care products category increased $42.5 million, or 85.6%, for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 as a result of the acquisition of Cortizone-10 and Balmex in the first fiscal quarter of fiscal 2007 and sales of Gold Bond Ultimate Softening Lotion launched in the fourth quarter of fiscal 2006.  The Gold Bond franchise had sales increases of 21.0% for the first nine months of fiscal 2007 compared to the same prior year period.

Net sales in the oral care category increased $30.3 million, or 617%, for the first nine months of fiscal 2007 compared to the same period in 2006.  This increase was led by ACT, which was acquired in the J&J Acquisition.

Net sales in the internal OTC category increased $24.3 million, or 266%, for the first nine months of fiscal 2007 compared to the same period in 2006.  This increase was led by Unisom and Kaopectate, which were acquired in the J&J Acquisition.

Net sales in the dietary supplements category decreased $6.1 million, or 22.1%, for the first nine months of fiscal 2007 as compared to the same period in 2006.  Net sales of Dexatrim decreased 17.2% as a result of initial sales of Dexatrim Max2o in fiscal 2006 and increased competitive pressures.  Net sales of Garlique decreased 27.7% compared to the prior year period as a result of the initial product introduction of Garlique Cardio Assist in the same period of fiscal 2006.

Net sales in the medicated dandruff shampoos category decreased $0.7 million, or 2.4%, for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 primarily due to the launch and initial sell-in of Selsun Salon in the first quarter of fiscal 2006, partially offset by the introduction of Selsun Naturals in fiscal 2007.

Net sales in the other OTC and toiletry products category increased $1.3 million, or 8.7%, for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 due principally to the introduction of Bullfrog Marathon Mist.

Domestic sales variances were principally the result of changes in unit sales volumes.

International Revenues

For the nine months ended August 31, 2007, international revenues increased $2.6 million, or 14.2%, as compared to the same period in fiscal 2006, primarily due to the brands acquired in the J&J Acquisition and the ACT Acquisition.  Sales variances for international operations were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales as a percentage of total revenues was 30.6% for the nine months ended August 31, 2007 as compared to 31.2% for the comparable period of fiscal 2006.  Gross margin for the nine months ended August 31, 2007 was 69.4% compared to 68.8% for the same period in fiscal 2006. The gross margin increase was attributable to the sales of products with lower gross margins in fiscal 2006 as compared to fiscal 2007, including Icy Hot Pro-Therapy which was launched in February 2006.

Advertising and Promotion Expense

Advertising and promotion expenses for the nine months ended August 31, 2007 increased $10.6 million, or 14.1%, as compared to the same period in fiscal 2006 and were 26.7% of total revenues for the nine months ended August 31, 2007 compared to 32.1% for the comparable period of fiscal 2006.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflected higher advertising and promotion spending for Icy Hot Pro-Therapy and Selsun Salon during the fiscal 2006 launch period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended August 31, 2007 increased $8.6 million, or 25.1%, as compared to the same period of fiscal 2006.  Selling, general and administrative expenses were 13.3% and 14.4% of total revenues for the nine months ended August 31, 2007 and 2006, respectively.  The decrease as a percentage of revenue was attributable to increased revenue without commensurate increases in selling, general and administrative expenses.

Litigation Settlement

Litigation settlement for the nine months ended August 31, 2006 reflected the $8.8 million recovery from the DELACO settlement trust in the first quarter of 2006, the $10.7 million recovery from the litigation settlement trust on August 31, 2006 in the Dexatrim litigation settlement and net legal expenses related to the Dexatrim litigation of $0.2 million.  No corresponding benefit was recorded in fiscal 2007.

Interest Expense

Interest expense increased $14.4 million, or 173%, in the nine months ended August 31, 2007 as compared to the same period in fiscal 2006 as a result of additional indebtedness incurred to finance the J&J Acquisition.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million during the nine months ended August 31, 2007.  Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006.  As a result of the redemption, a loss on early extinguishment of debt of $2.8 million was recorded in the nine months ended August 31, 2006.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $73.3 million and $51.7 million was provided by operating activities for the nine months ended August 31, 2007 and 2006, respectively.  The increase in cash flows from operating activities over the prior year period was primarily attributable to increased net income, increased accounts payable and accrued liabilities (net of acquisitions) and decreased inventories (net of acquisitions) offset by increased accounts receivable.

Investing activities used cash of $418.2 million and $5.6 million in the nine months ended August 31, 2007 and 2006, respectively.  The increase in cash used in 2007 is primarily related to amounts used to fund the J&J Acquisition and the ACT Acquisition.

Financing activities provided cash of $267.3 million and used cash of $64.2 in the nine months ended August 31, 2007 and 2006, respectively.  The increase was primarily attributable to amounts borrowed to fund the J&J Acquisition.

As of August 31, 2007, we had $45.0 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of October 2, 2007, we had $45.0 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $55.0.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the nine months ended August 31, 2007 and 2006 these subsidiaries accounted for 5% and 6% of total revenues, respectively and 2% and 3% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Gains and losses from foreign currency transactions for the nine months ended August 31, 2007 and 2006 were insignificant and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow.  This requirement has reduced net operating cash flows and increased net financing cash flows in periods after adoption.  We adopted SFAS 123R effective for our fiscal year beginning December 1, 2005.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or our fiscal 2007.  The requirement to measure plan assets and benefit obligations as of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008, or our fiscal year beginning December 1, 2008.  We are evaluating the impact of adopting SFAS 158 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, or our fiscal year beginning December 1, 2007.  We are evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; forecasts of financial performance; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q and the documents incorporated herein by reference include the following:

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

•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our acquisition strategy is subject to risk and may not be successful;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone-10 brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.5% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of August 31, 2007, $45.0 million was outstanding under the revolving credit facility and $146.3 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.5%, or 7.04% as of August 31, 2007, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 7.11%, as of August 31, 2007.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 15, 2007.  The swap has decreasing notional principal amounts beginning October 15, 2007 and a swap rate of 4.98% over the life of the agreement.  As of August 31, 2007, the decrease in fair value of $0.8 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge.  The swap agreement terminates on January 15, 2010.

In April 2007, we entered into an interest rate cap (“cap”) agreement.  The cap has decreasing notional principal amounts beginning May 15, 2007 and a rate of 5.0% over the life of the agreement.  As of August 31, 2007, the insignificant decrease in the fair value of the cap was recorded to other comprehensive income.  A portion of the cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in an insignificant charge recorded as additional interest expense in the consolidated statement of income for the third quarter of fiscal 2007.  The balance of the cap was deemed to be effective.  The cap terminates on September 15, 2008.

The impact on our results of operations of a one-point rate change on the October 2, 2007 outstanding revolving credit facility balance of $45.0 million and $145.5 million term loan balance of our Credit Facility for the next twelve months would be approximately $1.2 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K. and Irish subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in the consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.2 million as of August 31, 2007.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) A summary of the common stock repurchase activity for our third quarter of fiscal 2007 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

June 1– June 30	—	$—	—	$88,147,224
July 1 – July 31	250,000	$59.29	250,000	$73,325,939
August 1 – August 31	130,129	$57.17	130,129	$65,887,142
Total Third Quarter	380,129	$58.56	380,129	$65,887,142

(1)	Average price paid per share includes broker commissions.

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

CHATTEM, INC. (Registrant)

Dated: October 9, 2007	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: October 9, 2007	/s/ Robert B. Long
Robert B. Long
Vice President, Finance

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350