Form 10-K
period 2007-11-30
CHATTEM INC
filed 2008-01-29
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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
YES  ☐       NO  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.YES  ☑       NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    YES       NO ☑

As of May 31, 2007, the aggregate market value of voting and non-voting shares held by non-affiliates was $1,145,761,897.  For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

As of January 22, 2008, 19,118,928 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described herein.

CHATTEM, INC.
TABLE OF CONTENTS

PART I

PART I

Item 1. Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2005, November 30, 2006 and November 30, 2007 are referred to as fiscal 2005, fiscal 2006 and fiscal 2007, respectively.  Our fiscal year ending on November 30, 2008 is referred to as fiscal 2008.  Brand names that are italicized in this Form 10-K refer to trademarks that we own or license.

General

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Balmex and Cortizone-10 - medicated skin care;

•	Icy Hot, Aspercreme and Capzasin - topical pain care;

•	ACT and Herpecin-L - oral care;

•	Unisom, Pamprin and Kaopectate - internal OTC;

•	Selsun Blue and Selsun Blue Naturals - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements; and

•	Bullfrog, UltraSwim and Sun-In - other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.  In January 2007, we acquired the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands are: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  We will continue to seek opportunities to acquire attractive brands in niche markets.  Recent product line extensions include Bullfrog Marathon Mist, Icy Hot Heat Therapy, Icy Hot Vanishing Scent Cream, Capzasin No-Mess, Selsun Naturals and Dexatrim Max Evening Appetite Control.

Competitive Strengths

We believe that the following key competitive strengths are critical to our continuing success:

Diverse and broad portfolio of well-recognized branded products.  We currently market a diverse and broad portfolio of 26 brands in a variety of different product categories. Our products are marketed under well-recognized brand names, which include lcy Hot, Gold Bond, Selsun Blue, ACT, Cortizone-10 and Unisom.  Our presence in diverse product categories reduces our exposure to changing consumer demand or weakness in any single category.

Significant presence in niche markets.  We acquire and develop brands that compete in small to medium sized niche markets where we believe we can achieve significant market presence and build brand equity. Our products often face less competitive pressures because we focus on markets that are frequently outside the core product areas of larger consumer products and pharmaceutical companies. This focus provides us with the opportunity to develop strong brand equity, identify and respond to consumer trends and leverage our strong selling and distribution capabilities in these markets.

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

Proven advertising and promotion strategy.  We aggressively build awareness and consumer loyalty of our brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television advertising and to a lesser extent, radio and print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and through control of our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 27% of our total revenues in fiscal 2007. Given the importance of our products’ brand equity we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network.  We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreens Co. and The Kroger Co. In fiscal 2007, sales to our top ten customers constituted approximately 71% of our total domestic gross sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs.  Our fiscal 2007 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of our total domestic gross sales. Through targeted sales and utilization of our established network, including our approximately 46 person sales force, we believe we can effectively sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses.

Focused new product development.  We strive to increase the value of our brands while obtaining an increased market presence through product line extensions.  In fiscal 2007, our product development expenditures were $5.5 million.  During the past several years, we have expanded our product development staff and increased research and development spending.  We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Recent examples of product line extensions include Icy Hot Heat Therapy, Bullfrog Marathon Mist, Selsun Naturals and Capzasin No-Mess.  In fiscal 2007, we introduced six new product line extensions and have ten new product launches scheduled for fiscal 2008.

Business Strategy

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development and the acquisition of new brands.

Brand management and growth.  We seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also intend to increase our new product line extension activities as evidenced by our increased research and development spending and the expansion of our product development staff.  In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of under-performing brands and redeploy the resulting cash assets. For example, in fiscal 2005, we sold the pHisoderm line of skin care products, a brand that was no longer consistent with our brand strategy.

Strategic acquisitions.  We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are highly responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals.  On January 2, 2007, we completed the J&J Acquisition and acquired the U.S. rights to the following five OTC brands: ACT, Unisom, Cortizone-10, Kaopectate and Balmex.  Also in fiscal 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”).  We will continue to seek opportunities to acquire attractive brands in niche markets.

Developments During Fiscal 2007

Acquisition of Brands

In January 2007, we completed the J&J Acquisition, acquiring the U.S. rights to the following five OTC brands: ACT, Unisom, Cortizone-10, Kaopectate and Balmex.  The purchase price of the J&J Acquisition was $410.0 million plus $1.6 million of costs directly related to the acquisition, of which $0.5 million was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price related to $5.9 million of inventory, $1.8 million of assumed liabilities, $0.5 million of equipment, $403.1 million of trademarks, which were assigned an indefinite life, and $3.9 million of distribution rights, which was assigned a useful life of five years.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for the manufactured products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007, manufacturing of certain of the acquired products was transferred to our facilities.

In May 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4.1 million in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

Products

In fiscal 2007, we introduced the following product line extensions: Icy Hot Heat Therapy, Icy Hot Vanishing Scent Cream, Capzasin No-Mess, Bullfrog Marathon Mist, Selsun Naturals and Dexatrim Max Evening Appetite Control.

Debt

In January 2007, we completed an amendment to our Amended Revolving Credit Facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50.0 million and to borrow an additional $50.0 million as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014 (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

In April 2007, we completed a private offering of $100.0 million of the 1.625% Convertible Notes.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually in May and November of each year, with the first interest payment due November 2007.  Concurrently with the sale of the 1.625% Convertible Notes, we purchased a note hedge for $29.5 million and issued warrants for proceeds of $17.4 million with an affiliate of Merrill Lynch (the “Counterparty”).  The note hedge and warrants are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 1.625% Convertible Notes.

In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million for fiscal 2007.

Recent Developments

In January 2008, we utilized additional borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.5 million in fiscal 2008.

Stock Repurchase

During fiscal 2007, we repurchased 0.4 million shares of our common stock under our stock repurchase program for $23.6 million at an average price per share of $58.98.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description
Medicated Skin Care
Gold Bond	Medicated powder, cream, lotion, first aid and foot care products
Cortizone-10	Hydrocortisone anti-itch
Balmex	Diaper rash
Topical Pain Care
Icy Hot	Dual action muscular and arthritis pain reliever
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever
Oral Care
ACT	Anti-cavity mouthwash/mouth rinse
Herpecin-L	Cold sore lip treatment
Benzodent	Denture pain relief cream
Internal OTC
Pamprin	Menstrual pain reliever
Prēmsyn PMS	Premenstrual pain reliever
Unisom	OTC sleep-aid
Kaopectate	Anti-diarrheal remedy
Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos

Dietary Supplements
Dexatrim	Diet pills
Garlique	Cholesterol health supplement
Melatonex	Sleep aid
New Phase	Menopausal supplement
Omnigest EZ	Digestive aid
Other OTC and Toiletry Products
Bullfrog	Sunscreens

Sun-In	Spray-on hair lightener
UltraSwim	Chlorine-removing shampoo and conditioner
Mudd	Facial masque

Medicated Skin Care

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

As part of the J&J Acquisition, we have added two new brands to the medicated skin care category:  Cortizone-10 and Balmex.  Cortizone-10 is the leading brand in the anti-itch category.  Cortizone-10 helps to relieve itching associated with various skin irritations including rashes, dry skin, eczema, poison ivy and insect bites.  All Cortizone-10 products contain 1% hydrocortisone and are available in four forms.  The Cortizone-10 brand provides an occlusive barrier which helps keep moisture in and germs out.  The Cortizone-10 crème with aloe and Crème Plus with 10 moisturizers are designed to relieve itch fast and contain ingredients to soothe skin.  Cortizone-10 Intensive Healing Formula, to be launched in January 2008, contains moisturizers, anti-oxidant vitamins, and chamomile to moisturize for 24 hours and to help heal itchy skin.

Balmex is a line of diaper rash products available in two formulas.  The primary formula contains zinc oxide to treat and prevent diaper rash.  The second formula is a petrolatum based product for treatment and prevention of diaper rash and for treatment of other skin irritations.

Topical Pain Care

Our topical pain care portfolio features six distinctly positioned brands. Our flagship brand, Icy Hot, is a leader in the external analgesic category and receives heavy media support and strong advertising featuring NBA super-star Shaquille O’Neal.  In fiscal 2007, we launched Icy Hot Heat Therapy, an air-activated, self heating pain reliever.  In fiscal 2008, we plan to extend the Icy Hot brand with two new products – Icy Hot PM Lotion and Icy Hot PM Patch – specifically designed to help relieve arthritis sufferers’ nighttime pain.

Aspercreme provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain. In fiscal 2008, this brand will be extended with two new product introductions:  Aspercreme Nighttime Lotion offers maximum nighttime pain relief, and Aspercreme Heat Gel delivers fast-acting pain relief with a heat sensation in a no-mess gel.  Capzasin is an arthritis pain reliever that contains capsaicin.   Sportscreme is targeted at serious athletes as well as “weekend warriors”.  Flexall is marketed toward those who seek a menthol and aloe vera based pain reliever for conditions such as back pain or muscle strain.  Arthritis Hot rounds out the portfolio and competes against private label products at a value price.

Oral Care

Our oral care brands include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures.  With the J&J Acquisition, we added ACT, a line of anti-cavity mouthwash and mouth rinses.  ACT is available in three flavors of anti-cavity fluoride rinse and in the new ACT Restoring line with four flavors and several package sizes.  The ACT Restoring line introduces the following consumer benefits: restores minerals to soft spots; strengthens enamel to prevent tooth decay; and kills bad breath germs.

Internal OTC’s

We compete in the menstrual analgesic category with two brands, Pamprin and Prēmsyn PMS.  Pamprin, featuring four distinct formulas, seeks to provide complete relief of a woman’s menstrual symptoms, while Prēmsyn PMS has one formula designed to address specific symptoms of premenstrual syndrome.  Pamprin is available in four formulas: Multi-Symptom, Cramp, All Day, and Max.

In connection with the J&J Acquisition we also added the Unisom and Kaopectate brands.  Unisom is the leading single ingredient brand in the OTC sleep aid category. Unisom is available in two product forms: SleepTabs with the active ingredient diphenhydramine and SleepGels which contains the active ingredient doxylamine. Unisom was supported with new consumer advertising soon after the acquisition in 2007 and this effort was successful in returning the brand to growth.  Kaopectate is a well established anti-diarrheal remedy.  Kaopectate is available in Regular and Extra Strength and three flavors: regular, Peppermint and Cherry.  In addition, Kaopectate offers a stool softener under its brand banner.

Medicated Dandruff Shampoos

The Selsun Blue line of product consists of three distinct product offerings, each using a different active medication and different shampoo ingredients to provide unique formulas for the various consumer segments in the marketplace.

The Selsun Blue base formula contains the active ingredient selenium sulfide and is comprised of four shampoos: Medicated, with a cooling clean feel; Moisturizing, with aloe and moisturizers; 2-in-1, with a patented conditioning system; and Daily for more sensitive scalp treatment.

Selsun Salon, launched in 2005, contains the active ingredient, pyrithione zinc, plus moisturizers and nutrients for enhanced hair care.  All Selsun Salon products are formulated with a blend of salon quality moisturizers, vitamins and nutrients to provide great looking hair.

Selsun Blue Naturals, launched in fiscal 2007, contains the active ingredient salicylic acid.  The two shampoos (Artic Energy and Island Breeze) have a clear-looking formula with moisturizers, botanicals and vitamins to provide gentler care of the hair and scalp and help restore hair to its natural, healthy state.

Dietary Supplements

Dexatrim is a leading brand in the diet pill category that include such products as Dexatrim Max, Dexatrim Max2O, Dexatrim Max Evening Appetite Control and Dexatrim Natural.   Dexatrim Max was introduced in fiscal 2005 and contains Vitamin B complex, ginseng, chromium and ECGC from green tea.  In fiscal 2006, we launched a new diet product, Dexatrim Max2O.  Dexatrim Max2O, an effervescent tablet that dissolves in water, contains a Vitamin B complex and ECGC from green tea and is available in four flavors.  In fiscal 2007, Dexatrim Max Evening Appetite Control was added to the line; it is a caffeine-free diet pill intended for night time use.  Dexatrim Natural, a drug free, all-natural dietary supplement, is available in green tea, caffeine-free and extra energy versions.  In 2008 we plan to introduce Dexatrim Max Daytime Appetite Control formula with new extended release technology for all-day diet control.  In addition we intend to introduce new Dexatrim packaging in 2008.

We compete in the dietary supplements category with our Sunsource line of products. We focus the marketing of our Sunsource dietary supplements on cardiovascular health. Known for its support of cardiovascular health, Garlique leads the garlic supplement category and is positioned as an odor-free, one-per-day supplement that helps maintain cholesterol levels already within a healthy range.  All Sunsource products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.

Other OTC and Toiletry Products

The majority of sales of our seasonal brands, Bullfrog, Sun-In and UltraSwim, typically occur during the first three quarters of our fiscal year.  Bullfrog is a line of high quality, high SPF waterproof sunblocks targeted to outdoor active children and adults.  In fiscal 2006, we launched Bullfrog Mosquito Coast, which combines SPF 30 sunblock with a DEET-free insect repellent in a convenient spray form.  In 2007, we launched Bullfrog Marathon Mist.  This new product available in an adult and children’s version combines quick-drying SPF 30 sunblock in a continuous spray format.  In 2008 we plan to enhance our Quik Gel and Quik Gel Sports Spray products with “UV Extender”, which provides broader UVB and UVA protection.

Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel.  UltraSwim is our niche line of swimmers’ shampoos and conditioner.  Our other brands include Mudd, a line of specialty masque products, and a variety of other smaller brands.

International Business

Our international business, which represented approximately 7% of our total revenues in fiscal 2007, has been concentrated in Canada, an export market driven from our operations in Ireland and the United Kingdom (“U.K.”) and in international countries in which Selsun, ACT and certain of our other products are sold.

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

Europe

Our European business is conducted through Chattem Global Consumer Products Limited (“Chattem Global”), our Irish subsidiary, located in Limerick, Ireland; Chattem (U.K.) Limited (“Chattem (U.K.)”), a wholly-owned subsidiary located in Basingstoke, Hampshire, England; and Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  Packaging and distribution operations are conducted principally in Ireland with certain products sourced from our U.S. operations. Chattem uses a national broker in the U.K., while distributors are used to market and sell our products on the European continent and elsewhere. Our products sold in Europe include Selsun, ACT, Sun-In, and Mudd. Cornsilk® is sold by Chattem (U.K.) under a licensing arrangement with the owner of its registered trademark, Coty, Inc. Spray Blond Spray-In Hair lightener is marketed only on the European continent.  Certain of our OTC health care products are sold by Chattem Global to customers in parts of Central Europe and the Middle East.

United States Export

Our United States export division services various distributors primarily located in the Caribbean and Latin America. We distribute Selsun, ACT,Gold Bond, Dexatrim, Icy Hot, Aspercreme, Capzasin and Sportscreme into these markets.

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

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and product usage through extensive and cost effective advertising strategies that emphasize the competitive strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 27% of total revenues in fiscal 2007.

We seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We rely principally on television advertising and to a lesser extent, radio and print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and controlling our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us quickly and efficiently to launch and support newly acquired brands and product line extensions as well as increase market penetration of existing brands.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2007, our ten largest customers represented approximately 71% of total domestic gross sales, and our 20 largest customers represented approximately 83% of total domestic gross sales, which allows us to target our selling efforts to our key customers and customize programs to meet their needs.  Our fiscal 2007 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of total domestic gross sales. No other customer accounts for more than 10% of our total domestic gross sales.  Shoppers Drug Mart, a Canadian retailer, accounted for more than 10% of our total international gross sales in fiscal 2007.  Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution sales organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute newly acquired brands and product line extensions while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 46 people serves all direct buying accounts on an individual basis.  For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 93% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales personnel and customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products, we provide extended payment terms to our customers.

Internationally, our products are sold by national brokers in Canada and the U.K. and by distributors in Europe and Latin America. We have entered into distribution agreements with third party distributors for Selsun in various international markets except Canada and the U.K.

Most of our products, including those manufactured by third party manufacturers, are shipped from leased warehouses located in Chattanooga, Tennessee. We also use a third party logistics service located in California to warehouse and distribute our products to the west coast area of the United States. We use third party common carriers to transport our products. We do not generally experience wide variances in the amount of inventory we maintain. At present, we have no significant backlog of customer orders and are promptly meeting customer requirements.

Manufacturing and Quality Control

During fiscal 2007, we manufactured products representing approximately 47% of our domestic sales volume at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders, Icy Hot patches and sleeves, ACT, Herpecin-L, and our dietary supplements, including Dexatrim products. Newly acquired products that are similar to our currently manufactured products generally can be manufactured by us with the adaptation of existing equipment and facilities or the addition of new equipment at relatively low cost.  We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In many cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

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

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for a select few active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Sales of our Pamprin and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2007.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue.  As a result of the limited supply and increase in worldwide demand for selenium metal, a major component in the manufacture of selenium sulfide, prices have been and are expected to be volatile.  We believe that our current and potential alternative sources of supply will be adequate to meet future product demands.  Sales of our Selsun Blue products represented approximately 12% of our consolidated total revenues in fiscal 2007.

Research and Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an emphasis on new product development as evidenced by our increased research and development spending and the expansion of our product development staff.  We currently employ approximately 32 persons in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $5.5 million in fiscal 2007 and $4.2 million in fiscal 2006.

Competition

We compete in the OTC health care, toiletries and dietary supplements markets. These markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. Our competitors include large pharmaceutical companies such as Johnson & Johnson, consumer products companies such as Procter & Gamble Co., and dietary supplements companies such as GlaxoSmithKline and Nature’s Bounty, Inc., many of which have considerably greater financial and other resources and are not as highly leveraged as we are. Our competitors may be better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors, including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. Our products continue to compete for shelf space among retailers who are increasingly consolidating.

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market. In fiscal 2007, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot,ACT, Unisom and Cortizone-10.

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

These activities are also regulated by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of OTC drugs, medical devices, dietary supplements, functional toiletries, and skin care products. In addition, the FTC has primary jurisdiction to regulate the advertising of OTC drugs, medical devices, dietary supplements, functional toiletries and skin care products.  In foreign countries these same activities may be regulated by Ministries of Health, or other local regulatory agencies.  The manner in which products sold in foreign countries are registered, how they are formulated, or what claims may be permitted may differ from similar products and practices in the U.S.

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

The FDA has adopted an administrative process, the OTC Drug Review, to determine which active ingredients and indications are safe and effective for use in OTC products. With the aid of independent expert advisory review panels, the FDA develops rules, referred to as “monographs”, which define categories of safe and effective OTC drugs. These monographs group drug ingredients into therapeutic classes such as OTC external analgesics. Products that comply with monograph conditions do not require pre-market approval from the FDA.

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

The majority of our OTC drug products are regulated pursuant to the FDA monograph system, among the exceptions are Pamprin All Day, the subject of an abbreviated NDA held by The Perrigo Company, and the newly acquired Unisom SleepTabs, the subject of an approved NDA that we now hold.  Many of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a safety or efficacy issue with respect to one of our products or finalize these monographs with revised conditions as to which of our products do not comply. If any of our products were found not to be in compliance with the final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of a marketing application may require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any application in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, any of which would involve additional costs and may be prohibitive. For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in approved active levels or labeling claims, unless we obtain pre-marketing approval from the FDA. In 2004, we launched Pamprin All Day containing the menstrual pain reliever naproxen sodium. The Perrigo Company (“Perrigo”) manufactures this product for us under its existing abbreviated NDA. Failure to comply with the conditions in a final monograph or NDA, where applicable, could result in an FDA enforcement action.

We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the  Pamprin  Menstrual Pain Relief and Prēmsyn PMS  products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We have been actively monitoring the process and do not believe that either Pamprin Menstrual Pain Relief or  Prēmsyn PMS  will be materially adversely affected by the FDA review. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, we have formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs. Sales of our Pamprin Menstrual Pain Relief and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2007.

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

We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in  Pamprin  and  Prēmsyn PMS . We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern. The FDA will address this issue in its effort to finalize the monograph on internal analgesic products. We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure, which will cause the industry to relabel its analgesic products to better inform consumers of concomitant use.

We were notified in October, 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We have met with the FDA and submitted a proposed protocol study to evaluate the efficacy of 10% trolamine salicylate as an active ingredient in OTC external analgesic drug products. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated and remove them from the market after expiration of an anticipated grace period. If this occurred, we believe we could market related products as homeopathic products and could also reformulate them using ingredients included in the FDA monograph. We are uncertain as to when the monograph is likely to become final. Sales of our Sportscreme and Aspercreme products represented approximately 5% of our consolidated total revenues in fiscal 2007.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. The FDA has recently proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch with 16% menthol. In February 2006, we launched the Capzasin Back & Body Patch containing 0.025% capsaicin. All of these drug products contain levels of active ingredients consistent with the levels permitted in the OTC monograph. If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of expensive testing and data analysis. Any preliminary cost may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we believe that the monograph is unlikely to become final and take effect before mid-2008 and perhaps thereafter. If neither action described above is successful and the final monograph summarily excludes such products, we will have to file an NDA in order to continue to market the Icy Hot and Aspercreme patches, Icy Hot Sleeve, Capzasin Back & Body Patch, and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to remove the existing products from the market likely one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2007.

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

The FDA also regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, pre-market clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Under the FDC Act, medical devices are classified into one of three classes (Class I, Class II or Class III) depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our Icy HotHeat Therapy, Icy Hot Pro-Therapy Knee and Back Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs are Class I devices.

Class I devices are subject to the lowest level of regulatory scrutiny because they are considered low risk devices. FDA requires Class I devices to comply with its General Controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and use of appropriate truthful and non-misleading labeling, advertising, and promotional materials. Most Class I devices are not required to submit 510(k) pre-market notifications (so-called “Class I Exempt”), but all are subject to FDA’s general misbranding and adulteration prohibitions. Both the Icy Hot Pro-Therapy Back and Knee Brace and the Icy Hot Pro-Therapy Disposable Cold and Hot Packs, and Icy HotHeat Therapy are subject to regulations which exempt them from the 510(k) pre-market notification requirements. The FDA may disagree with our conclusion that clearances or approvals for such devices were not required or may require clearance or approval for future modifications of these or other devices. Such submissions may be time consuming and costly and may not ultimately be cleared or approved by FDA. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions which could include public warning letters, fines, injunctions, consent decrees, civil penalties, suspension or delayed issuance of approvals or seizure or recall of our products. The FDA could also require us to repair, replace, or refund the cost of devices that we manufactured or distributed.

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

The FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMP’s. In June 2007, the FDA published the final rule on GMP’s for dietary supplements, with an effective date of June 25, 2008. We source all of our dietary supplement products from outside suppliers, including Dexatrim, New Phase, Garlique, Melatonex, and Omnigest. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or the new GMP requirements, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders and requirements. As a result, our business could be adversely affected.

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

On December 30, 2003, the FDA issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products. The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury. The final rule became effective on April 11, 2004. Although we discontinued the manufacturing and shipment of  Dexatrim  containing ephedrine in September 2002, the FDA’s final rule may result in lawsuits being filed against us alleging damages related to the use or purchase of  Dexatrim containing ephedrine. See “Legal Proceedings”.

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

Finally, the FDA regulates the quality of all finished drug, medical device, and food products under GMP’s. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. In February 2006, we registered as a medical device manufacturer with the FDA in connection with our sale of Icy Hot Pro-Therapy products. It might be expected that we could be audited as a new device manufacturer under medical device GMP’s. Working with consultants we have instituted medical device GMP’s pursuant to applicable portions of the medical device Quality System Regulation, or QSR. As a result of any audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected.  In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was signed into law with an effective date of December 22, 2007.  This new law requires the mandatory reporting of serious adverse events and specific record keeping requirements for dietary supplements and non-prescription drugs marketed without an approved application.

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

In late 2005, we began the manufacture of Bullfrog Mosquito Coast at our Chattanooga, Tennessee plant. Bullfrog Mosquito Coast is a combination of sunscreen and insect repellent. The EPA has primary jurisdiction over insect repellants and combination insect repellant products containing sunscreens, such as Bullfrog Mosquito Coast. Both products and manufacturing establishments must be registered with EPA. The FDA has published notice that a monograph regulating combination insect repellants and sunscreens will be issued during 2008. This new monograph may change the regulatory enforcement jurisdiction from the EPA to the FDA.

The handling, disposal, and environmental exposure of the insect repellent, IR-3535, is strictly regulated by the EPA under the Clean Waters Act.  Any failure to comply with applicable regulations with respect to the use of IR-3535 might result in EPA action against us, including fines or injunctive action.

Employees

We employ approximately 465 persons on a full-time basis and 9 persons on a part-time basis in the United States. In addition, we employ approximately 24 persons at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

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

Financial Information on Products and Geographical Areas

For financial information on our product categories and geographical areas, see note 11 to our consolidated financial statements.

Additional Information

Our internet website address is www.chattem.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We also make available on our website our Code of Business Conduct.  The information found on our website shall not be deemed incorporated by reference into this annual report on Form 10-K or filed with the Securities and Exchange Commission and does not constitute a part of this annual report on Form 10-K.

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

The OTC health care, toiletries and dietary supplements markets are highly competitive and are characterized by the frequent introduction of new products, including the migration of prescription drugs to the OTC market, often accompanied by major advertising and promotional support. These introductions may adversely affect our business especially because we compete in categories in which product sales are highly influenced by advertising and promotions. Our competitors include large pharmaceutical companies such as Johnson & Johnson, consumer products companies such as Procter & Gamble Co., and dietary supplements companies such as GlaxoSmithKline and Nature’s Bounty, Inc., many of which have considerably greater financial and other resources than we do and are not as highly leveraged as we are. These competitors are thus better positioned to spend more on research and development, employ more aggressive pricing strategies, utilize greater purchasing power, build stronger vendor relationships and develop broader distribution channels than us. In addition, our competitors have often been willing to use aggressive spending on trade promotions and advertising as a strategy for building market share at the expense of their competitors including us. The private label or generic category has also become increasingly more competitive in certain of our product markets. If we are unable to continue to introduce new and innovative products that are attractive to consumers or are unable to allocate sufficient resources to effectively advertise and promote our products so that they achieve wide spread market acceptance, we may not be able to compete effectively, and our operating results and financial condition may be adversely affected.

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

In fiscal 2007, Wal-Mart Stores, Inc. represented approximately 33% of our total domestic gross sales, our ten largest customers represented approximately 71% of our total domestic gross sales and our 20 largest customers represented approximately 83% of our total domestic gross sales. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by consumers, employees, suppliers or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time.  The cost to defend current and future litigation may be significant.  There may also be adverse publicity associated with litigation that could decrease customer acceptance of our products, regardless of whether the allegations are valid or whether we are ultimately found liable.  As a result, litigation may adversely affect our business, financial condition and results of operations.

We have a significant amount of debt that could adversely affect our business and growth prospects.

As of November 30, 2007, our total long-term debt was $508.0 million.  In the future, we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

An inherent risk of our business is exposure to product liability claims by users of our products. We have product liability insurance through our captive insurance subsidiary and a third party reinsurance policy that provides coverage for product liability claims. Our product liability insurance coverage for all of our products consists of $30.0 million of coverage through our captive insurance subsidiary, of which approximately $3.0 million is funded as of January 22, 2008, and an additional $25.0 million of excess coverage through a third party reinsurance policy, which excludes coverage for any future claims involving Dexatrim products containing ephedrine.

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

We rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun,Dexatrim, ACT, Unisom, and Kaopectate brands.

We use third party manufacturers to make products representing approximately 53% of our fiscal 2007 sales volume, including our Gold Bond medicated powders and foot spray, the Icy Hot patches and sleeves, Herpecin-L, and our line of dietary supplements including Dexatrim Max and, internationally, our line of Selsun medicated dandruff shampoos. Pfizer Inc. manufactured our Cortizone-10 products for us through September 2007 and will continue to manufacture the Unisom and Kaopectate products for us during a transition period of up to 18 months from January 2, 2007.  In the near term, we will also rely on third party manufacturers to manufacture the ACT and Balmex products lines. In many cases, third party manufacturers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business.

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

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2007, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, ACT, Cortizone-10 and Unisom.  Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.  We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

Approximately 47% of our domestic sales volume in fiscal 2007 was from products manufactured in our two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

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

In fiscal 2007, approximately 7% of our total consolidated revenues were attributable to our international business.  We operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

In addition, we will be increasingly subject to general geopolitical risks in foreign countries where we operate such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, customers’ inventory levels and consumer purchasing, which could cause our results to fluctuate and our sales to decline. It has not been our practice to engage in foreign exchange hedging transactions to manage the risk of fluctuations in foreign exchange rates because of the limited nature of our past international operations. Due to the significant expansion of our international operations, our exposure to fluctuations in foreign exchange rates has increased.

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

To service our indebtedness, we will require a significant amount of cash.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our secured Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional financing.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control.  Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in key financial performance measures, such as earnings per share, net income and revenue;

•	changes in revenue or earnings estimates or publication of research reports by financial analysts;

•	announcements of new products by us or our competitors;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	our operating and financial performance and prospects;

•	further issuance of convertible securities or common stock by us or sales of our common stock or other actions by investors with significant shareholdings;

•	general market conditions for companies in our industry; and

•	domestic and international economic, legal, political and regulatory factors unrelated to our performance.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.

We have no current intention of paying dividends to holders of our common stock.

We presently intend to retain our earnings, if any, for use in our operations, to repay our outstanding indebtedness and to repurchase our common stock and have no current intention of paying dividends to holders of our common stock.

We can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”).

Our financial reporting complies with GAAP, and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting, our financial condition and results from operations could be adversely affected.

Identification of material weakness in internal controls over financial reporting may adversely affect our financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  Those provisions provide for the identification and reporting of material weaknesses in our system of internal controls over financial reporting.  If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements.  We routinely assess our internal controls over financial reporting, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.  Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly-traded companies.

The convertible note hedge and warrant transactions may affect the value of our common stock and our convertible notes.

In connection with the sale of our convertible notes, we entered into separate convertible note hedge transactions.  These transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes.  We also entered into warrant transactions.  In connection with hedging these transactions, the counterparty:

•
will enter into various over-the-counter derivative transactions with respect to our common stock, and may have purchased our common stock concurrently with and shortly after the pricing of the notes: and

•
may have entered into, or may unwind, various over-the-counter derivatives and/or purchased or sold our common stock in secondary market transactions following the pricing of the notes (including during any conversion reference period related to a conversion of our convertible notes).

Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock.  Such effect is expected to be greater in the event we elect to settle converted convertible notes entirely in cash.  The counterparty to these transactions is likely to modify its hedge positions from time to time prior to conversion or maturity of the convertible notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments it may wish to use in connection with such hedging.  In particular, such hedging modification may occur during any conversion reference period for a conversion of convertible notes, which may have a negative effect on the value of the consideration received in relation to the conversion of those convertible notes.  In addition, we intend to exercise options we hold under the convertible note hedge transaction whenever convertible notes are converted.  In order to unwind its hedge position with respect to those exercised options, the counterparty to these transactions expects to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted convertible notes.

Conversion of our convertible notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their convertible notes.

The conversion of some or all of the convertible notes may dilute the ownership interests of existing shareholders.  All or a portion of the amounts payable upon conversion of the convertible notes may, at our election, be paid in cash rather than in the form of shares of common stock.  Any sales in the public market of the common stock issued upon such conversion could adversely affect prevailing market prices of our common stock.  In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of the convertible notes could depress the price of our common stock.

Virtually all of our assets consist of intangibles.

As our financial statements indicate, a substantial portion of our assets consist of intangibles, principally the trademarks, trade names and patents that we have acquired.  In the event that the value of those assets became impaired or our business is materially adversely affected in any way, we would not have sufficient tangible assets that could be sold to repay our liabilities.  As a result, our creditors and investors may not be able to recoup the amount of the indebtedness that they have extended to us or the amount they have invested in us.

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	12.0	117,600	Manufacturing Office & Administration	77,000 40,600
Chattanooga, Tennessee	8.3	78,500	Manufacturing & Warehousing Office Product Development Center	58,300 10,200 10,000
Leased Properties:
Chattanooga, Tennessee	5.1	139,000	Warehousing	139,000
Chattanooga, Tennessee	10.0	150,400	Warehousing	150,400
Chattanooga, Tennessee	-	23,000	Manufacturing	23,000
Mississauga, Ontario, Canada	0.3	15,100	Warehousing Office & Administration Packaging	10,600 3,000 1,500
Basingstoke, Hampshire, England	0.5	12,300	Warehousing Office & Administration	9,300 3,000
Limerick, Ireland	-	2,100	Office & Administration	2,100
Alimos Attica, Greece	-	200	Office & Administration	200

We are currently operating our manufacturing facilities at approximately 70% of total capacity. These manufacturing facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

Item 3. Legal Proceedings

See note 12 of notes to consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data”.

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

Fiscal 2007	High	Low
First Quarter	$58.45	$48.18
Second Quarter	64.80	50.23
Third Quarter	66.85	56.16
Fourth Quarter	74.48	62.17

Fiscal 2006	High	Low
First Quarter	$42.00	$33.58
Second Quarter	39.90	33.43
Third Quarter	35.49	29.09
Fourth Quarter	49.60	33.37

Holders

As of January 22, 2008, there were approximately 223 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 7.0% Subordinated Notes were issued and by the terms of our Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
9/1/07-9/30/07	—	$—	—	$65,887,142
10/1/07-10/31/07	—	—	—	65,887,142
11/1/07-11/30/07	20,000	67.03	20,000	64,546,467
Total Fourth Quarter	20,000	$67.03	20,000	64,546,467

(1)	Average price paid per share includes broker commissions

(2)
On June 22, 2006, our board of directors increased the total authorization to repurchase our common stock under our stock buyback program to $100.0 million. There is no expiration date specified for our stock buyback program.

Stock Performance Graph

The following is a graph comparing the cumulative total return to shareholders of the Company, assuming reinvestment of dividends, for the five-year period ending at the end of fiscal 2007 with the return from (i) the S&P 500 Index and (ii) a peer group of public companies engaged in either the functional toiletries, cosmetics or non-prescription drug business, for the same period.  The peer group consists of the following selected comparable companies: Alberto-Culver Co., Church & Dwight, Inc., Prestige Brands Holdings, Inc., Helen of Troy Ltd. and Elizabeth Arden, Inc.

	2002	2003	2004	2005	2006	2007
Chattem, Inc.	$100.00	$76.91	$173.88	$152.52	$233.56	$340.42
S&P 500	$100.00	$115.08	$129.86	$140.81	$160.84	$173.24
Peer Group	$100.00	$139.17	$161.55	$151.11	$174.73	$209.96

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended November 30,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Total revenues	$423,378	$300,548	$279,318	$258,155	$233,749
Operating costs and expenses	301,196	217,804	212,830	228,292	177,849
Income from operations	122,182	82,744	66,488	29,863	55,900
Other expense, net	(31,103)	(13,454)	(13,478)	(27,709)	(20,307)
Income before income taxes	91,079	69,290	53,010	2,154	35,593
Provision for income taxes	31,389	24,178	16,963	703	12,246
Net income	$59,690	$45,112	$36,047	$1,451	$23,347
PER SHARE DATA:
Income per diluted share	$3.08	$2.34	$1.77	$.07	$1.19
BALANCE SHEET DATA: (At end of year)
Total assets	$780,560	$415,313	$367,214	$372,642	$364,466
Long-term debt, less current maturities	$505,000	$232,500	$145,500	$200,000	$204,676

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, “Selected Financial Data”, and our consolidated financial statements and notes therein included elsewhere in this annual report on Form 10-K.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the Securities and Exchange Commission.

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Balmex and Cortizone-10 - medicated skin care;

•	Icy Hot, Aspercreme and Capzasin- topical pain care ;

•	ACT and Herpecin-L– oral care;

•	Unisom, Pamprin and Kaopectate– internal OTC;

•	Selsun Blue and Selsun Naturals - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements; and

•	Bullfrog, UltraSwim and Sun-In - other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 27% of our total revenues in fiscal 2007. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Developments During Fiscal 2007

Acquisition of Brands

In January 2007, we completed the acquisition of the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition).  The acquired brands were: ACT, Unisom, Cortizone-10, Kaopectate, and Balmex.  The purchase price of the J&J Acquisition was $410.0 million plus $1.6 million of costs directly related to the acquisition.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for the manufactured products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  For a period of up to six months from the close of the acquisition, Johnson & Johnson provided transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During fiscal 2007, manufacturing of certain of the acquired products was transferred to our facilities.

In May 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”) for $4.1 million in cash plus certain assumed liabilities.  The ACT Acquisition was funded with existing cash.

Products

In fiscal 2007, we introduced the following product line extensions: Icy Hot Heat Therapy, Icy Hot Vanishing Scent Cream, Capzasin No-Mess, Bullfrog Marathon Mist, Selsun Naturals and Dexatrim Max Evening Appetite Control.

Debt

In January 2007, we completed an amendment to our Amended Revolving Credit Facility providing for up to a $100.0 million revolving credit facility and a $300.0 million term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the J&J Acquisition.  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50.0 million and to borrow an additional $50.0 million as a term loan.  Borrowings under the revolving credit facility portion of the Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The term loan under the Credit Facility bears interest of either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $0.8 million each calendar quarter, with the first principal payment due and paid on June 30, 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments is due January 2, 2013.

In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014 (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.  In April 2007, we completed a private offering of $100.0 million of the 1.625% Convertible Notes.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually on May 1 and November 1 of each year, with the first interest payment due and paid on November 1, 2007.  Concurrently with the sale of the 1.625% Convertible Notes, we purchased a note hedge for $29.5 million and issued warrants for proceeds of $17.4 million with an affiliate of Merrill Lynch (the “Counterparty”).  The note hedge and warrants are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 1.625% Convertible Notes.

In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million in fiscal 2007.

Recent Developments

In January 2008, we utilized additional borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.5 million in fiscal 2008.

Stock Repurchase

During fiscal 2007, we repurchased 0.4 million shares of our common stock under our stock repurchase program for $23.6 million at an average price per share of $58.98.

Results of Operations

The following table sets forth for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

	Year Ended November 30,
	2007	2006	2005
TOTAL REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	30.5	31.3	28.6
Advertising and promotion	26.5	32.0	27.5
Selling, general and administrative	13.6	15.6	16.9
Executive severance charges	—	—	0.8
Acquisition expenses	0.5	—	—
Loss on product divesture	—	—	3.1
Litigation settlement	—	(6.4)	(0.7)
Total costs and expenses	71.1	72.5	76.2
INCOME FROM OPERATIONS	28.9	27.5	23.8
OTHER INCOME (EXPENSE):
Interest expense	(7.1)	(3.9)	(4.9)
Investment and other income, net	0.3	0.4	0.4
Loss on early extinguishment of debt	(0.6)	(0.9)	(0.3)
Total other income (expense)	(7.4)	(4.4)	(4.8)
INCOME BEFORE INCOME TAXES	21.5	23.1	19.0
PROVISION FOR INCOME TAXES	7.4	8.1	6.1
NET INCOME	14.1%	15.0%	12.9%

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the November 30, 2007 consolidated financial statements:

Allowance for Doubtful Accounts

As of November 30, 2007, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2007, we performed an assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million and $0.3 million at November 30, 2007 and 2006, respectively.

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

Our estimate of product returns for seasonal and non-seasonal products as of November 30, 2007 was $1.2 million and $1.3 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2006.  Higher sales volume in fiscal 2007 offset by customers returning seasonal product earlier in the season resulted in our estimate of returns for seasonal products remaining consistent as compared to fiscal 2006.  Higher sales volumes in fiscal 2006 caused an increase in our estimate of returns for seasonal products by approximately $1.0 million, which resulted in a decrease to net sales in our consolidated financial statements.  During fiscal 2007, our estimate of non-seasonal returns remained consistent as compared to fiscal 2006.  During fiscal 2006, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point-of-sale data, we increased our estimate of non-seasonal returns by approximately $0.7 million, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

At November 30, 2006, based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on hand at customers, we estimated returns of Icy Hot Pro-Therapy as of November 30, 2006 of $3.3 million, which was included as a reduction of net sales.  During fiscal 2007, we continued to monitor Icy Hot Pro-Therapy retail sales and inventory levels on-hand at customers and increased the specific reserve for Icy Hot Pro-Therapy by $4.5 million as of November 30, 2007, which is included as a reduction of net sales in our consolidated financial statements.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs are often variable based on the number of units actually sold.  As of November 30, 2007, the coupon accrual and reserve for vendor allowances were $1.9 million and $5.5 million, respectively, and $1.2 million and $3.7 million, respectively, as of November 30, 2006.  Each percentage point change in promotional program participation would impact net sales by $0.2 million and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated annual effective income tax rate during fiscal 2007 was 34.5%, as compared to 34.9% in fiscal 2006 and 32.0% in fiscal 2005, as a result of lower deductions for charitable contributions and greater apportionment in states with higher statutory tax rates.

For additional information regarding our significant accounting policies, see note 2 of notes to consolidated financial statements.

Fiscal 2007 Compared to Fiscal 2006

To facilitate discussion of our operating results for the years ended November 30, 2007 and 2006, we have included the following selected data from our consolidated statements of income:

			For the Year Ended November 30,
			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$393,493	$276,397	$117,096	42.4%
International revenues (including royalties)	29,885	24,151	5,734	23.7
Total revenues	423,378	300,548	122,830	40.9
Cost of sales	129,055	94,036	35,019	37.2
Advertising and promotion expense	112,206	96,071	16,135	16.8
Selling, general and administrative expense	57,878	46,989	10,889	23.2
Acquisition expenses	2,057	—	2,057	100.0
Litigation settlement	—	(19,292)	(19,292)	(100.0)

Interest expense	29,930	11,725	18,205	155.3
Loss on early extinguishment of debt	2,633	2,805	(172)	(6.1)
Net income	59,690	45,112	14,578	32.3

Domestic Net Sales

Domestic net sales for fiscal 2007 increased $117.1 million, or 42.4%, as compared to the fiscal 2006.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase (Decrease)
	2007	2006	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$123,456	$67,238	$56,218	83.6%
Topical pain care	95,858	101,396	(5,538)	(5.5)
Oral care	48,863	6,773	42,090	621.5
Internal OTC	45,043	11,958	33,085	276.7
Medicated dandruff shampoos	36,934	37,742	(808)	(2.1)
Dietary supplements	26,121	35,081	(8,960)	(25.5)
Other OTC and toiletry products	17,218	16,209	1,009	6.2
Total	$393,493	$276,397	$117,096	42.4

Net sales growth in the medicated skin care products category was a result of the acquisition of Cortizone-10 and Balmex in the first fiscal quarter of fiscal 2007 (brands acquired in the J&J Acquisition) and a 20% sales increase of the total Gold Bond franchise in fiscal 2007 as compared to fiscal 2006, led by increases of 35%, 19% and 8% in the lotion, foot care and powder lines, respectively.  The increase in the Gold Bond lotion line was led by a full year of sales for Ultimate Softening Lotion, which was launched in the fourth quarter of fiscal 2006.

The decline in net sales in the topical pain care category was primarily attributable to Icy Hot Pro-Therapy, which was originally launched in fiscal 2006.  Contributing to the decrease in net sales was a $4.5 million charge for expected returns of Icy Hot Pro-Therapy recorded in the fourth quarter of fiscal 2007, which resulted in lower net sales and reduced gross margins.  Sportscreme and Aspercreme experienced sales declines of 31% and 9%, respectively, in fiscal 2007.  This decrease was offset in part by the launch of Icy Hot Heat Therapy in fiscal 2007 and a 7% increase in the base Icy Hot business, led by the launch in fiscal 2007 of the Icy Hot XL Back Patch and Icy Hot Vanishing Scent Cream.

The net sales growth in the oral care category was attributable to ACT, which was acquired as part of the J&J Acquisition.

The net sales growth in the internal OTC category was attributable to Unisom and Balmex, which were acquired as part of the J&J Acquisition.

The decline in net sales in the medicated dandruff shampoos category was a result of lower sales of Selsun Salon in fiscal 2007 when compared to fiscal 2006, the product’s first full year of sales.  The overall decline was offset in part by a 3% increase in Selsun Blue sales, partially as a result of the launch of Selsun Blue Naturals in fiscal 2007.

The decline in net sales in the dietary supplements category in fiscal 2007 was a result of a 29% sales decrease of Dexatrim, resulting from increased competitive pressures in the category and the decline in sales of Dexatrim Max2O after its initial launch in fiscal 2006.  Also contributing to the decline were 23% lower Garlique sales and a 33% decline in New Phase sales.

The higher net sales in the other OTC and toiletry products category was due principally to the introduction of Bullfrog Marathon Mist in fiscal 2007.

Domestic sales variances were principally the result of changes in unit sales volumes.

International Revenues

For fiscal 2007, international revenues increased $5.7 million, or 23.7%, as compared to fiscal 2006, primarily due to the brands acquired in the J&J Acquisition and the ACT Acquisition in fiscal 2007.  Sales variances for international operations were principally the result of changes in unit sales volumes.

Cost of Sales

Cost of sales in fiscal 2007 increased $35.0 million, or 37.2%, to $129.1 million from $94.0 million in fiscal 2006.  Cost of sales as a percentage of total revenues was 30.5% for fiscal 2007 as compared to 31.3% for fiscal 2006.  The decrease in cost of sales as a percentage of total revenues was attributable to an increase in sales of products with lower cost of sales in fiscal 2007 as compared to fiscal 2006, offset by an estimate recorded for potentially obsolete inventory related to our Icy Hot Pro-Therapy line of products.  Based on our evaluation of the carrying value of Icy Hot Pro-Therapy inventory in fiscal 2007 and fiscal 2006, including a review of retail point of sale data, on hand inventory and purchase commitments, a reserve was recorded for potentially obsolete inventory of $2.5 million and $2.0 million during the fourth quarter of fiscal 2007 and 2006, respectively, which increased cost of sales in our consolidated financial statements.

Advertising and Promotion Expense

Advertising and promotion expenses for fiscal 2007 increased $16.1 million, or 16.8%, as compared to the same period in fiscal 2006 and were 26.5% and 32.0% of total revenues in fiscal 2007 and 2006, respectively.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflected higher advertising and promotion spending, as a percentage of revenue, for Icy Hot Pro-Therapy and Selsun Salon during the fiscal 2006 launch period.

Selling, General and Administrative Expense

Selling, general and administrative expenses for fiscal 2007 increased $10.9 million, or 23.2%, as compared to fiscal 2006 and were 13.6% and 15.6% of total revenues fiscal 2007 and 2006, respectively.  The decrease as a percentage of revenue was attributable to increased revenue from the brands acquired in fiscal 2007 without commensurate increases in selling, general and administrative expenses.

Acquisition Expenses

Acquisition expenses for fiscal 2007 reflect the costs incurred for transition services, including consumer affairs, distribution and collection services, related to the J&J Acquisition.  The distribution and collection services were terminated in April 2007 and the consumer affairs services were terminated in June 2007.

Litigation Settlement

Litigation settlement for fiscal 2006 reflected the $8.8 million recovery from the DELACO settlement trust in the first quarter of 2006, the $10.7 million recovery from the settlement trust in the third quarter of 2006 in the Dexatrim litigation settlement and net legal expenses related to the Dexatrim litigation of $0.2 million.  No corresponding benefit was recorded in fiscal 2007.

Interest Expense

Interest expense increased $18.2 million, or 155.3%, in fiscal 2007 as compared to fiscal 2006 as a result of additional indebtedness incurred to finance the J&J Acquisition.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million.  Our $75.0 million of Floating Rate Senior Notes were fully redeemed in the first quarter of fiscal 2006, resulting in a loss on early extinguishment of debt of $2.8 million.

Fiscal 2006 Compared to Fiscal 2005

To facilitate discussion of our operating results for the years ended November 30, 2006 and 2005, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)

Domestic net sales	$276,397	$252,436	$23,961	9.5%
International revenues (including royalties)	24,151	26,882	(2,731)	(10.2)
Total revenues	300,548	279,318	21,230	7.6
Cost of sales	94,036	79,884	14,152	17.7
Advertising and promotion expense	96,071	76,763	19,308	25.2
Selling, general and administrative expense	46,989	47,322	(333)	(0.7)
Executive severance charges	—	2,269	(2,269)	(100.0)
Loss on product divesture	—	8,678	(8,678)	(100.0)
Litigation settlement charges	(19,292)	(2,086)	(17,206)	(824.8)
Interest expense	11,725	13,814	(2,089)	(15.1)
Loss on early extinguishment of debt	2,805	750	2,055	274.0
Net income	45,112	36,047	9,065	25.1

Domestic Net Sales

Domestic net sales for fiscal 2006 increased $24.0 million, or 9.5%, to $276.4 million from $252.4 million in fiscal 2005. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2006	2005	Amount	Percentage
	(dollars in thousands)

Medicated skin care	$67,238	$62,458	$4,780	7.7%
Topical pain care	101,396	89,539	11,857	13.2
Oral care	6,773	6,600	173	2.6
Internal OTC	11,958	10,590	1,368	12.9
Medicated dandruff shampoos	37,742	34,880	2,862	8.2
Dietary supplements	35,081	33,828	1,253	3.7
Other OTC and toiletry products	16,209	14,541	1,668	11.5
Total	$276,397	$252,436	$23,961	9.5

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

Net sales growth in the topical pain care category was led by the launch of the Icy Hot Pro-Therapy line of elastic support braces and pain relieving insert product and an 18% increase in sales of Capzasin, led by the Capzasin Back & Body Patch.  Excluding sales of Icy Hot Pro-Therapy, the category declined 3% compared to fiscal 2005, led by decreased sales of Icy Hot and Flexall.  Icy Hot Pro-Therapy performed below expectations in fiscal 2006, which resulted in our review of retail point of sale data for fiscal 2006 and development of an estimate of inventory on hand at customers as of November 30, 2006, and the recording of an estimate of returns as of November 30, 2006 of $3.3 million.  This reserve reduced net sales in our consolidated financial statements.

Domestic net sales of our medicated dandruff shampoos increased 8% due to a full years sales of Selsun Salon, which was launched in the fourth quarter of fiscal 2005.  This sales growth was partially offset by a slight reduction in sales of Selsun Blue.

Net sales for the dietary supplements category improved primarily due to a 28% increase in Dexatrim led by the introduction of Dexatrim Max2O in fiscal 2006, which was partially offset by lost sales of the discontinued All-in-One Bar.  Net sales of New Phase decreased due to the fiscal 2005 introduction of New Phase Extra Strength.

The increase in net sales for the other OTC and toiletry products category was primarily attributable to sales increases of Pamprin and Bullfrog of 16% and 17%, respectively, led by the introduction of Pamprin MAX and Bullfrog Mosquito Coast, respectively.  The sales growth was partially offset by sales decreases of Mudd, Prēmsyn and Benzodent.

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

Cost of Sales

Cost of sales in fiscal 2006 increased $14.2 million, or 17.7%, to $94.0 million from $79.9 million in fiscal 2005.  Cost of sales as a percentage of total revenues was 31.3% for fiscal 2006 as compared to 28.6% for fiscal 2005.  The increase in cost of sales as a percentage of total revenues was primarily due to the launch of Icy Hot Pro-Therapy which has higher product costs than our other products.  Based on Icy Hot Pro-Therapy performing below expectations and a review of our on hand inventory and purchase commitments outstanding as of November 30, 2006, we recorded an estimate for obsolete inventory of $2.0 million, which increased cost of sales in our fiscal 2006 consolidated financial statements.

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2006 increased $19.3 million, or 25.2%, to $96.1 million from $76.8 million in fiscal 2005 and were 32.0% of total revenues for fiscal 2006 compared to 27.5% for the comparable period of fiscal 2005.  Support for new product introductions such as Icy Hot Pro-Therapy, Selsun Salon and Bullfrog Mosquito Coast resulted in an increase in advertising and promotion expenditures in fiscal 2006.

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

Cash of $86.7 million and $54.4 million was provided by operations in fiscal 2007 and 2006, respectively.  Increases in net income and accounts payable and accrued liabilities were offset by increased accounts receivables, due mainly to the J&J Acquisition.

Investing activities used cash of $420.2 million and $6.8 million in fiscal 2007 and 2006, respectively.  The increase in the usage of cash in 2007 was primarily related to amounts used to fund the J&J Acquisition and the ACT Acquisition.

Financing activities provided cash of $257.9 million and used cash of $4.1 million in fiscal 2007 and 2006, respectively.  The increase was primarily attributable to amounts borrowed to fund the J&J Acquisition.

As of November 30, 2007, our total debt was $508.0 million, consisting of the 7.0% Subordinated Notes of $107.5 million, the 2.0% Convertible Notes of $125.0 million, the 1.625% Convertible Notes of $100.0 million, $145.5 million outstanding from a term loan under our Credit Facility and $30.0 million outstanding under our Amended Revolving Credit Facility.  In November 2006, we entered into an interest rate swap with decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  In April 2007, we entered into an interest rate cap with decreasing notional principal amounts beginning in May 2007 and a cap rate of 5.0% over the life of the agreement.

During fiscal 2007, we repurchased 0.4 million shares of our common stock for $23.6 million.  Our Board of Directors has authorized the repurchase of up to an additional $100.0 million of our common stock under the terms of a stock repurchase program, and there remains $64.5 million available under such authorization to repurchase shares.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under our Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted.  It is likely that any acquisitions we make in the future will require us to obtain additional financing.  If additional financing is required, there are no assurances that it will be available, or, if available, that it can be obtained on terms favorable to us or not dilutive to our shareholders.

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2007.  We had no commercial obligations as of November 30, 2007.

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)

Long-term debt	$508,000	$3,000	$36,000	$6,000	$463,000
Interest payments	111,739	19,670	38,060	37,211	16,798
Operating leases	1,980	618	661	407	294
Purchase commitments	8,342	2,109	2,840	2,840	553
Endorsements	1,600	800	800	—	—
Total	$631,661	$26,197	$78,361	$46,458	$480,645

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons.  Other than as presented in the table above, we do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or fixed prices that exceed our expected requirements for three months. Interest payments consist of interest at the November 30, 2007 effective rate of 6.97% per annum on the $145.5 million term loan portion of our Credit Facility due 2013, the 7.0% Subordinated Notes due 2014, the 2.0% Convertible Notes due 2013 and the 1.625% Convertible Notes due 2014. Due to the variable nature of borrowings under the revolving credit facility portion of the Credit Facility, we did not include an estimate of expected interest payments related to the revolving credit facility in the table above. As of November 30, 2007, we had $30.0 million outstanding under the revolving credit facility at a variable rate of 6.19%.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  In connection with the ACT Acquisition, we have been conducting business in Greece through our newly created subsidiary Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For fiscal 2007 and 2006, these subsidiaries accounted for 7% and 8% of total consolidated revenues, respectively, and 2% and 4% of total consolidated assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Gains and losses from foreign currency transactions for the years ended November 30, 2007 and 2006 were insignificant and are included in selling, general and administrative expenses in the consolidated statements of income.

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

•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	our acquisition strategy is subject to risk and may not be successful;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone-10 brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
•
we can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”);

•	identification of material weakness in internal controls over financial reporting may adversely affect our financial results;
•	the convertible note hedge and warrant transactions may affect the value of our common stock and our convertible notes;
•	conversion of our convertible notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their convertible notes;
•	virtually all of our assets consists of intangibles; and
•	other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of November 30, 2007, $30.0 million was outstanding under the revolving credit facility and $145.5 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.50%, or 6.19% as of November 30, 2007, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 6.97%, as of November 30, 2007.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  As of November 30, 2007, the decrease in fair value of $1.2 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

In April 2007, we entered into an interest rate cap (“cap”) agreement.  The cap has decreasing notional principal amounts beginning in May 2007 and a rate of 5.0% over the life of the agreement.  As of November 30, 2007, the insignificant decrease in the fair value of the cap was recorded to other comprehensive income.  A portion of the cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in an insignificant amount recorded as additional interest expense in the consolidated statement of income for fiscal 2007.  The balance of the cap was deemed to be an effective cash flow hedge.  The cap terminates in September 2008.

The impact on our results of operations of a one-point rate change on the January 22, 2008 outstanding revolving credit facility balance of $51.8 million and $109.7 million term loan balance of our Credit Facility for the next twelve months would be approximately $1.0 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish and Greek subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included as a component of investment and other income in the accompanying consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.3 million as of November 30, 2007.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Chattem, Inc.

We have audited the accompanying consolidated balance sheets of Chattem, Inc. (a Tennessee corporation) and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chattem, Inc. and subsidiaries as of November 30, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule titled “Schedule II – Valuation and Qualifying Accounts” is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 10 of the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, in 2007.

As discussed in Note 2 of the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, in 2006

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chattem, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 29, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 29, 2008

Consolidated Balance Sheets
November 30, 2007 and 2006
(In thousands)

ASSETS	2007	2006

CURRENT ASSETS: Cash and cash equivalents	$15,407	$90,527
Accounts receivable, less allowances of $13,810 in 2007 and $10,907 in 2006	43,753	29,852
Inventories	43,265	31,389
Deferred income taxes	6,750	4,341
Prepaid expenses and other current assets	2,065	5,857
Total current assets	111,240	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	32,349	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,810	206,149
Debt issuance costs, net	15,430	11,399
Other	4,731	5,446
Total other noncurrent assets	636,971	222,994

TOTAL ASSETS	$780,560	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
November 30, 2007 and 2006
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2007	2006

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—
Accounts payable	18,239	9,948
Bank overdrafts	7,584	5,824
Accrued liabilities	21,537	11,805
Total current liabilities	50,360	27,577

LONG-TERM DEBT, less current maturities	505,000	232,500

DEFERRED INCOME TAXES	21,056	17,668

OTHER NONCURRENT LIABILITIES	2,436	1,987

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued 19,092 in 2007 and 18,669 in 2006	36,800	30,452
Retained earnings	165,655	105,965
	202,455	136,417
Accumulated other comprehensive income, net of taxes
Interest rate hedge adjustment	(1,747)	(597)
Foreign currency translation adjustment	1,008	(239)
Unrealized actuarial gains and losses	(8)	—
Total shareholders’ equity	201,708	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$780,560	$415,313

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Years Ended November 30, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
TOTAL REVENUES:
Net sales	$423,285	$300,320	$279,140
Royalties	93	228	178
Total revenues	423,378	300,548	279,318

COSTS AND EXPENSES:
Cost of sales	129,055	94,036	79,884
Advertising and promotion	112,206	96,071	76,763
Selling, general and administrative	57,878	46,989	47,322
Acquisition expenses	2,057	—	—
Executive severance charges	—	—	2,269
Loss on product divesture	—	—	8,678
Litigation settlement	—	(19,292)	(2,086)
Total costs and expenses	301,196	217,804	212,830

INCOME FROM OPERATIONS	122,182	82,744	66,488

OTHER INCOME (EXPENSE):
Interest expense	(29,930)	(11,725)	(13,814)
Investment and other income, net	1,460	1,076	1,086
Loss on early extinguishment of debt	(2,633)	(2,805)	(750)
Total other income (expense)	(31,103)	(13,454)	(13,478)

INCOME BEFORE INCOME TAXES	91,079	69,290	53,010

PROVISION FOR INCOME TAXES	31,389	24,178	16,963

NET INCOME	$59,690	$45,112	$36,047

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	18,927	19,036	19,652
Weighted average and potential dilutive outstanding	19,350	19,262	20,366

NET INCOME PER COMMON SHARE:

Basic	$3.15	$2.37	$1.83

Diluted	$3.08	$2.34	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
For the Years Ended November 30, 2007, 2006 and 2005
(In thousands, except per share amounts)

	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Accumulated Other Comprehensive Income	Total
Balance, November 30, 2004	$85,949	$24,806	$(2,386)	$(339)	$108,030

Comprehensive income (loss):

Net income	—	36,047	—	—	36,047

Interest rate hedge adjustment	—	—	—	233	233

Foreign currency translation adjustment	—	—	—	(178)	(178)

Total comprehensive income	—	—	—	—	36,102

Stock options exercised	6,681	—	—	—	6,681

Tax benefit realized from stock option plans	3,292	—	—	—	3,292

Stock repurchases	(34,084)	—	—	—	(34,084)

Issuance of 2 common shares for non-employee directors’ compensation	70	—	—	—	70

Issuance of 50 shares of restricted common stock at a value of $35.37 per share	1,769	—	—	—	1,769

Modification of restricted stock agreement	199	—	(257)	—	(58)

Amortization of value of restricted common shares issued	—	—	825	—	825

Balance, November 30, 2005	63,876	60,853	(1,818)	(284)	122,627

Comprehensive income (loss):

Net income	—	45,112	—	—	45,112

Interest rate hedge adjustment	—	—	—	(514)	(514)

Foreign currency translation adjustment	—	—	—	(38)	(38)

Total comprehensive income	—	—	—	—	44,560

Stock-based compensation expense	5,594	—	—	—	5,594

Stock options exercised	2,480	—	—	—	2,480

Tax benefit realized from stock option plans	982	—	—	—	982

Stock repurchases	(39,332)	—	—	—	(39,332)

Payment for purchase of note hedge, net of tax benefit	(19,994)	—	—	—	(19,994)

Proceeds from issuance of warrant	18,581	—	—	—	18,581

Issuance of 2 common shares for non-employee directors’ compensation	83	—	—	—	83

Adjustment from unamortized value of restricted common shares issued to common shares	(1,818)	—	1,818	—	—

Balance, November 30, 2006	$30,452	$105,965	$—	$(836)	$135,581

	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Accumulated Other Comprehensive Income	Total
Comprehensive income (loss):

Net income	—	59,690	—	—	59,690

Interest rate hedge adjustment	—	—	—	(1,150)	(1,150)

Foreign currency translation adjustment	—	—	—	1,247	1,247

Total comprehensive income	—	—	—	—	59,787

Adjustment to initially apply SFAS 158 and recognize postretirement loss, net of tax				(8)	(8)

Stock-based compensation expense	6,208	—	—	—	6,208

Stock options exercised	16,661	—	—	—	16,661

Tax benefit realized from stock option plans	7,938	—	—	—	7,938

Stock repurchases	(23,601)	—	—	—	(23,601)

Payment for purchase of note hedge, net of tax benefit	(18,408)	—	—	—	(18,408)

Proceeds from issuance of warrant	17,430	—	—	—	17,430

Issuance of 2 common shares for non-employee directors’ compensation	120	—	—	—	120

Balance, November 30, 2007	$36,800	$165,655	$—	$(747)	$201,708

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$59,690	$45,112	$36,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,843	5,835	6,115
Deferred income taxes	12,718	413	3,894
Stock-based compensation expense	5,622	4,745	—
Loss on early extinguishment of debt	2,633	2,805	750
Loss on product line divesture	—	—	8,678
Tax benefit realized from stock options exercised	(8,291)	(1,627)	3,292
Restricted stock modification expense	—	—	1,360
Other, net	(189)	384	800
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,901)	12,341	(3,069)
Inventories	(5,820)	(7,621)	(1,457)
Refundable income taxes	—	2,834	2,979
Prepaid expenses and other current assets	1,249	579	(726)
Accounts payable and accrued liabilities	24,180	(11,378)	(3,647)
Net cash provided by operating activities	86,734	54,422	55,016

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,295)	(4,705)	(4,302)
(Acquisitions) sale of brands	(415,765)	—	3,199
Decrease (increase) in other assets	1,910	(2,111)	445
Net cash used in investing activities	(420,150)	(6,816)	(658)

FINANCING ACTIVITIES:
Repayment of long-term debt	(154,500)	(75,000)	(17,500)
Proceeds from long-term debt	400,000	125,000	—
Proceeds from borrowings under revolving credit facility	159,000	75,500	—
Repayments of revolving credit facility	(129,000)	(75,500)	—
Repayments of policy loans	—	—	(1,031)
Bank overdraft	1,760	5,824	—
Repurchase of common shares	(23,601)	(39,332)	(34,084)
Proceeds from exercise of stock options	16,661	2,480	6,681
Payment for purchase of note hedge	(29,500)	(32,042)	—
Proceeds from issuance of warrant	17,430	18,581	—
Increase in debt issuance costs	(9,383)	(9,099)	(313)
Debt retirement costs	—	(1,501)	(282)
Premium paid on interest rate cap agreement	(114)	(687)	—
Proceeds from sale of interest rate cap	909	—	—
Tax benefit realized from stock options exercised	8,291	1,627	—
Net cash provided by (used in) financing activities	257,953	(4,149)	(46,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	343	(257)	(695)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the year	(75,120)	43,200	7,134
At beginning of year	90,527	47,327	40,193
At end of year	$15,407	$90,527	$47,327

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 50 shares at a value of $35.37 per share in 2005	$—	$—	$1,769

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

All monetary and share amounts are expressed in thousands. Our fiscal years ended November 30, 2005, November 30, 2006 and November 30, 2007 are referred to herein as fiscal 2005, fiscal 2006 and fiscal 2007, respectively.

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

CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Short-term cash investments are placed with high credit quality financial institutions or in low risk, liquid instruments.  Cash denominated in foreign currency was $6,783 and $3,651 as of November 30, 2007 and 2006, respectively.

INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are valued at the lower of cost using the first-in, first-out (“FIFO”) method or market.  We estimate reserves for inventory obsolescence based on our judgment of future realization.  Based on consideration of Icy Hot Pro-Therapy performing below expectations and reviewing our on-hand inventory and purchase commitments outstanding as of November 30, 2007 and 2006, we provided for an estimate for obsolete inventory of $2,531 and $1,983, respectively, which is included as a component of cost of sales in the accompanying consolidated financial statements.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation expense for fiscal 2007, fiscal 2006 and fiscal 2005 was $4,735, $4,191 and $3,961, respectively.

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

Under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we evaluate whether events and circumstances have occurred that indicate the remaining useful life of finite-lived assets might warrant revision or that the remaining balance may not be recoverable.  When factors indicate that finite-lived assets should have been evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether the carrying values of finite-lived assets were recoverable.

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt.  These costs are capitalized and amortized over the term of the related debt.  Amortization expense related to debt issuance costs was $2,544, $693 and $727 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.  Accumulated amortization of these costs was $3,900 and $1,356 at November 30, 2007 and 2006, respectively.  Due to the redemption of our $75,000 of Floating Rate Senior Notes on December 30, 2005, we recorded a loss on early extinguishment of debt of $2,805.  In connection with our refinancing transactions (described in Note 5) in fiscal 2005, a loss on early extinguishment of debt was recorded to the consolidated statements of income of $750.  On July 25, 2006, we successfully completed the consent solicitation from the holders of the 7.0% Subordinated Notes resulting in a consent fee of $5,619, which is being amortized as additional interest expense through 2014, the remaining term of the 7.0% Subordinated Notes.  In November 2006, we completed a private offering of $125,000 of 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”) resulting in the capitalization of debt issuance costs of $3,465 in fiscal 2006 and $517 in fiscal 2007, which is being amortized as additional interest expense through 2013.  In January 2007, we completed an amendment to the Amended Revolving Credit Facility resulting in the capitalization of debt issuance costs of $5,507, which is being amortized as additional interest expense through 2013.   In April 2007, we completed an amendment to our Credit Facility resulting in additional debt issuance costs of $625, which is being amortized through 2010 as additional interest expense. In April 2007, we completed a private offering of $100,000 of 1.625% Convertible Senior Notes due 2014 (“1.625% Convertible Notes”) resulting in the capitalization of debt issuance costs of $2,734, which is being amortized as additional interest expense through 2014.  During 2007 we repaid a portion of a term loan, retiring a proportional share of the related debt issuance costs and recording a loss on extinguishment of debt of $2,633.  Subsequent to year-end, in January 2008, we utilized additional borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in fiscal 2008.

BANK OVERDRAFT

Bank overdraft represents outstanding checks in excess of current cash levels.  We fund bank overdrafts from our short-term investments and our operating cash flows.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred.  Such expenses were $5,525, $4,241 and $3,618 in fiscal 2007, 2006 and 2005, respectively.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place.  Production and communication costs are expensed in the period in which the related advertising begins running.  Advertising expense for fiscal 2007, 2006 and 2005 was $74,510, $64,411 and $53,096, respectively.  At November 30, 2007 and 2006, we reported $759 and $2,096, respectively, of advertising paid for in fiscal 2007 and fiscal 2006, which will run or did run in the next fiscal year.  These amounts are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian, United Kingdom (“U.K.”) and Irish subsidiaries are translated to U.S. dollars at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity.  Gains (losses) which result from foreign currency transactions amounted to $295, ($21) and $189 in fiscal 2007, 2006 and 2005, respectively, and are included in the accompanying consolidated statements of income as a component of investment and other income.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the consolidated financial statements for fiscal 2007, 2006 and 2005.

Allowance For Doubtful Accounts

As of November 30, 2007, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2007, we performed an assessment of the collectibility of trade accounts receivable and increased our estimate of allowance for doubtful accounts by approximately $73, which resulted in an increase to selling, general and administrative expense in the accompanying consolidated statement of income.  The balance of allowance for doubtful accounts was $419 and $346 at November 30, 2007 and 2006, respectively.

Revenue Recognition

Revenue is recognized when our products are shipped and title transfers to our customers.  It is generally our policy across all classes of customers that all sales are final.  As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors.  As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and consideration of discontinued products, product divestitures, estimated inventory levels held by our customers and retail point-of-sale data on existing and newly introduced products.  The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions.  We charge the allowance account for product returns when the customer provides appropriate supporting documentation that the product is properly destroyed or upon receipt of the product.

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point-of-sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.

Our estimate of product returns for seasonal and non-seasonal products was $1,174 and $1,254, respectively, as of November 30, 2007 and $1,204 and $1,321, respectively, as of November 30, 2006.  Higher sales volume in fiscal 2007 offset by customers returning seasonal product earlier in the season resulted in our estimate of returns for seasonal products remaining consistent as compared to fiscal 2006.  Higher sales volumes in fiscal 2006 caused an increase in our estimate of returns for seasonal products by $956, which resulted in a decrease to net sales in our consolidated financial statements. During fiscal 2007, our estimate of non-seasonal returns remained consistent as compared to fiscal 2006.  During fiscal year 2006, as a result of our estimate of customer inventory levels, historical non-seasonal product returns and retail point-of-sale data, we increased our estimate of non-seasonal returns by 674, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $200.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $600.

At November 30, 2006, based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point-of-sale data throughout fiscal 2006 and an estimate of inventory on hand at customers, we estimated returns of Icy Hot Pro-Therapy as of November 30, 2006 of $3,339, which was included as a reduction of net sales.  During fiscal 2007, we continued to monitor Icy Hot Pro-Therapy retail sales and inventory levels on-hand at customers and increased the specific reserve for Icy Hot Pro-Therapy returns by $4,522 as of November 30, 2007, which is included as a reduction of net sales in our consolidated financial statements.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The cost of these programs is often variable based on the number of units actually sold.  As of November 30, 2007, the coupon accrual and reserve for vendor allowances were $1,895 and $5,513, respectively, and $1,236 and $3,718, respectively, as of November 30, 2006.  Each percentage point change in promotional program participation would impact net sales by $200 and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated annual effective income tax rate during fiscal 2007 was 34.5%, as compared to 34.9% in fiscal 2006 and 32.0% in fiscal 2005, as a result of lower deductions for charitable contributions and greater apportionment in states with higher statutory tax rates.

DERIVATIVE FINANCIAL INSTRUMENTS

We entered into an interest rate cap agreement effective June 2004 as a means of managing our interest rate exposure and not for trading purposes.  During fiscal 2007, the interest rate cap was sold for $353.  As a result, $49 was recorded as additional interest expense in the accompanying consolidated statement of income.

In November 2006, we entered into an interest rate cap agreement effective January 2007 as a means of managing our interest rate exposure and not for trading purposes.  During fiscal 2007, the interest rate cap was sold for $555.  As a result, $50 was recorded as additional interest expense in the accompanying consolidated statement of income.

In November 2006, we entered into an interest rate swap agreement effective January 2007 as a means of managing our interest rate exposure and not for trading purposes.  In accordance with SFAS 133, as of November 30, 2007, the forward starting swap was deemed to be an effective cash flow hedge and the change in fair value of $1,227, net of tax, was recorded to other comprehensive income.

In April 2007, we entered into an interest rate cap agreement effective May 2007 as a means of managing our interest rate exposure and not for trading purposes.  We paid a premium of $114 to enter into the cap agreement, which is being amortized over the life of the agreement.  In accordance with SFAS 133, a portion of the interest rate cap was deemed to be an ineffective cash flow hedge due to the reduction of variable rate debt resulting in a charge of $38 as additional interest expense in the accompanying consolidated statement of income.  The balance of the interest rate cap was deemed to be an effective cash flow hedge and the change in fair value of $12, net of tax, was recorded to other comprehensive income.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments.  Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry.  As a result, we perform ongoing credit evaluations of our customers’ financial position but generally require no collateral from our customers.  Our largest customer accounted for 33%, 36% and 36% of consolidated sales in fiscal 2007, 2006 and 2005, respectively.  No other customer exceeded 10% of our consolidated sales during the period.  Shoppers Drug Mart, a Canadian retailer, accounts for more than 10% of our international revenues.  Our ten largest customers represented approximately 71% of total revenues during fiscal 2007, and approximately 68% of our total accounts receivable at November 30, 2007.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis.  Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Net sales of Pamprin and Prēmsyn PMS products in fiscal 2007 represented $12,480 of our consolidated total revenues in that year.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue.  As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile.  We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $12,105, $8,947 and $7,998 for fiscal 2007, 2006 and 2005, respectively, are included in selling expenses in our consolidated statements of income.

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

For fiscal 2007 and 2006, we recorded compensation expense related to stock options that reduced income from operations by $5,622 and $4,745, provision for income taxes by $1,940 and $1,656, net income by $3,682 and $3,089 and basic and diluted income per share by $0.19 and $0.16, respectively.  The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $183 and $137 of stock options compensation cost as a component of the carrying cost of inventory on-hand as of November 30, 2007 and 2006, respectively.

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

The decision to accelerate vesting of these options was made primarily to minimize future compensation expense that we would otherwise recognize in our consolidated statements of income upon effectiveness of SFAS 123R.  As a result of the acceleration, stock option expense will be reduced by $2,594, net of tax, over the next two fiscal years.

For options granted subsequent to our SFAS 123R adoption date of December 1, 2005, the fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  For options granted prior to our adoption date of SFAS 123R, we used the Black-Scholes option pricing model.  The following assumptions were used to determine the fair value of stock option grants:

	For the Year Ended November 30,
	2007	2006	2005
Risk-free interest rate	4.47%	4.48%	4.49%
Expected dividend yield	0%	0%	0%
Expected volatility	34%	43%	55%
Expected life (years)	6	6	6

Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts for fiscal 2005 as indicated below:

2005
Net income (loss):
As reported	$36,047
Recognized stock-based compensation costs, net	—
Fair value method compensation costs, net	(10,005)
Pro forma	$26,042
Net income (loss) per share, basic:
As reported	$1.83
Pro forma	$1.33
Net income (loss) per share, diluted:
As reported	$1.77
Pro forma	$1.28

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

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB

Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning December 1, 2007, with the cumulative effect of adopting FIN 48 being recorded as a reduction of shareholders’ equity during the first quarter of our fiscal 2008.  Additionally, in May 2007, the FASB published FSP No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore is effective our first quarter of fiscal 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 on our consolidated results of operations and financial condition will depend on facts and circumstances that exist on the date of adoption. While we continue to analyze and quantify the impact of adopting FIN 48, we estimate the cumulative effect adjustment to reduce shareholders’ equity to range from approximately $600 to $900.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities and is intended to respond to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  The provisions of SFAS 157 are effective for interim financial statements issued for fiscal years beginning after November 15, 2007, or our fiscal year beginning December 1, 2007, and we are currently evaluating the impact.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”).  SFAS 158 requires an employer to recognize in its balance sheet an asset or liability for a plan’s funded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status in the year in which the changes occur.  SFAS 158 also enhances the current disclosure requirements for pension and other postretirement plans to include disclosure related to certain effects on net periodic benefit cost.  We adopted SFAS 158 effective November 30, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for our fiscal year beginning December 1, 2007, and is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects.  SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for acquisitions beginning in our fiscal year beginning December 1, 2009 and earlier application is prohibited.

(3)           SHAREHOLDERS’ EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2007, 2006 and 2005, respectively:

	For the year ended November 30,
	2007	2006	2005

NET INCOME:	$59,690	$45,112	$36,047

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,927	19,036	19,652
Issued upon assumed exercise of outstanding stock options	345	209	684
Issued upon assumed exercise of convertible notes	69	—	—
Effect of issuance of restricted common shares	9	17	30
Weighted average and potential dilutive outstanding (1)	19,350	19,262	20,366

NET INCOME PER COMMON SHARE:

Basic	$3.15	$2.37	$1.83

Diluted	$3.08	$2.34	$1.77

 (1)Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows:  249 shares in fiscal 2007, 797 shares in fiscal 2006 and 267 shares in fiscal 2005.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in Note 2.  A summary of the activity of stock options during fiscal 2007, 2006 and 2005 is presented below:

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,936	$27.63	1,753	$23.94	2,032	$15.38
Granted	427	60.05	449	37.87	548	41.99
Exercised	(824)	20.23	(174)	14.26	(635)	10.51
Cancelled	(81)	43.36	(92)	32.49	(192)	27.85

Outstanding at end of year	1,458	$40.43	1,936	$27.63	1,753	$23.94

Options exercisable at year-end	673	$31.47	1,126	$25.13	989	$25.93

Weighted average fair value of options granted		$24.63		$16.75		$19.73
Fair value of options granted		$10,505		$7,520		$11,716
Fair value of options vested		$5,665		$4,882		$14,713
Intrinsic value of options exercised		$33,574		$4,518		$20,393

As of November 30, 2007, the aggregate intrinsic value of stock options outstanding was $42,649 and the weighted average remaining contractual life was six years.  The aggregate intrinsic value of stock options exercisable was $25,731 and the weighted average remaining contractual life was five years.

As of November 30, 2007, we had $12,867 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years.

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2007 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$ 4.66 - $28.39	387	$21.73	5.62	300	$19.83
$33.00 - $37.96	91	36.82	5.49	58	37.66
$38.07 - $38.07	318	38.07	4.16	58	38.07
$42.09 - $59.73	284	43.54	4.59	257	42.17
$59.77 - $73.90	378	60.12	5.42	—	—
Total	1,458	40.43	5.04	673	31.47

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors.  At November 30, 2007 and 2006, no shares of any series of preferred stock were issued and outstanding.

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

In fiscal 2007, 400 shares at a cost of $23,601 were repurchased, in fiscal 2006, 1,172 shares were repurchased at a cost of $39,332 and in fiscal 2005, 882 shares at a cost of $34,084 were repurchased.  The repurchased shares were retired and returned to unissued.  As of January 22, 2008, the current amount available under the authorization from the Board of Directors was $64,540.

SHAREHOLDER RIGHTS PLAN

On January 26, 2000, our board of directors adopted a shareholder rights plan.  Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000.  As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding.  Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment.  The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock.  If the rights are triggered, the resulting issued shares would be included in the calculation of diluted earnings per share.   The rights will expire on February 11, 2010.  As of November 30, 2007, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

RESTRICTED STOCK ISSUANCE

We issued 50 restricted shares of common stock to certain employees in fiscal 2005.  The market value of these shares on the dates of issuance was $1,769.  These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense.  Amortization expense for restricted stock issued was $565, $712 and $825 in fiscal 2007, 2006 and 2005, respectively, with the unamortized value of $328 and $1,000 being included as a component of shareholders’ equity in the November 30, 2007 and 2006 consolidated balance sheets, respectively.  The unamortized value of the restricted shares remaining as of November 30, 2007 will be recorded over a weighted average period of approximately 1 year.  The shares issued in fiscal 2005 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan.  No restricted shares of common stock were issued in fiscal 2007 and 2006.

A summary of our nonvested restricted stock activity as of November 30, 2007 is presented below:

Nonvested Restricted Stock	Number of shares	Weighted Average Grant-Date Fair Value

Nonvested at November 30, 2006	37	$26.45
Granted	—	—
Vested	(25)	22.72
Forfeited	(3)	35.37
Nonvested at November 30, 2007	9	$33.11

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

(4)           PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

We account for intangible assets within the provisions of SFAS 142.  During fiscal 2007, 2006 and 2005, we performed impairment testing of our intangible assets as prescribed by SFAS 142.  The valuations indicated no impairment.  The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $613,328 and $205,983 as of November 30, 2007 and November 30, 2006, respectively.

The gross carrying amount of intangible assets subject to amortization at November 30, 2007 and November 30, 2006, which consist primarily of non-compete agreements, was $6,053 and $2,139, respectively.  The related accumulated amortization of these intangible assets at November 30, 2007 and November 30, 2006, was $2,797 and $1,973, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $824, $238 and $251 for fiscal 2007, 2006 and 2005, respectively.  Estimated annual amortization expense for these assets for fiscal 2008, 2009, 2010, 2011 and 2012 is $823, $803, $783, $783 and $65, respectively.  Royalty expense related to other purchased product rights for fiscal 2007, 2006 and 2005 was $62, $78 and $112, respectively.  Amortization and royalty expense are included in advertising and promotion expense in the accompanying consolidated statements of income.

(5)           LONG-TERM DEBT

Long-term debt consisted of the following as of November 30, 2007 and 2006:

	2007	2006
Revolving Credit Facility due 2010 at a variable rate of 6.19% and 8.25% as of November 30, 2007 and 2006, respectively	$30,000	$—
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	—
Term Loan due 2013 at a variable rate of 6.97% as of November 30, 2007	145,500	—
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	508,000	232,500
Less: current maturities	3,000	—
Total long-term debt, net of current maturities	$505,000	$232,500

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 2010.  Upon successful syndication, we were able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and OTC brands from Johnson & Johnson.  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of November 30, 2007 and 2006, we had $30,000 and $0, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of January 22, 2008, we had $51,750 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $48,250.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid June 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128,000 of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25,000 of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2,633 in fiscal 2007.

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

In February 2004, we issued and sold $75,000 of Floating Rate Senior Notes due March 1, 2010 (the “Floating Rate Senior Notes”) and $125,000 of 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes.  The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.  In November 2005, we called our $75,000 of Floating Rate Senior Notes for full redemption on December 30, 2005 at a price of 102% of par plus accrued interest to December 30, 2005.  We utilized borrowings under our Amended Revolving Credit Facility and cash on hand to fund the redemption of the Floating Rate Senior Notes.  As a result of the redemption, we retired associated debt issuance costs of $1,303 and incurred other related call fees, which resulted in a loss on early extinguishment of debt of $2,805 during the first quarter of fiscal 2006.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.

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

In March 2004, we entered into an interest rate cap agreement effective June 2004 with decreasing annual notional principal amounts of $15,000 beginning March 2006 and cap rates ranging from 4.0% to 5.0% over the life of the agreement.  We paid a premium of $1,375 to enter into the interest rate cap agreement.  During the second quarter of fiscal 2007, the interest rate cap was sold for $353.  As a result, $49 was recorded as additional interest expense in the accompanying consolidated statement of income for the second quarter of fiscal 2007.

In July 2006, we successfully completed a consent solicitation from the holders of the 7.0% Subordinated Notes to an amendment to the indenture to increase our capacity to make restricted payments by an additional $85,000, including payments for the repurchase of our common stock, and adjust the fixed charge coverage ratio (as defined in the indenture).

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually May and November of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $76.59 and as of November 30, 2007 our closing stock price was $70.91. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2.0% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2.0% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2.0% Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 2.0% Convertible Notes is 2,673.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of November 30, 2007, we had $146,250 of LIBOR based borrowings hedged under the provisions of the swap.  During fiscal 2007, the decrease in fair value of the swap of $1,227, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $1,274 is included in accrued liabilities, and the long-term portion of $1,434 is included in noncurrent liabilities.  As of November 30, 2007, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement terminates January 2010.

In November 2006, we entered into an interest rate cap agreement effective January 2007.  The interest rate cap had decreasing notional principal amounts beginning October 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a premium of $687 to enter into the interest rate cap agreement.  During the second fiscal quarter of 2007, the interest rate cap was sold for $555.  As a result, $50 was recorded as additional interest expense in the accompanying consolidated statement of income.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement, which is being amortized over the life of the agreement.  As of November 30, 2007, we had $28,500 of LIBOR based borrowings hedged under the provisions of the cap.  During fiscal 2007, the value of the cap premium was compared to the fair value of the cap and the decrease in the market value of the premium of $12, net of tax, was recorded to other comprehensive income.  The current portion of the premium on the cap agreement of $5 is included in prepaid expenses and other current assets.  As of November 30, 2007, a portion of the interest rate cap was deemed an ineffective cash flow hedge due to the reduction of variable rate debt resulting in a charge of $38 recorded as additional interest expense in the accompanying consolidated statement of income.  The balance of the cash flow hedge was deemed to be effective.  The fair value of the cap agreement is valued by a third party.  The cap agreement terminates on September 2008.

In April 2007, we completed a private offering of $100,000 of the 1.625% Convertible Notes to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually May and November of each year.  The 1.625% Convertible Notes are convertible into our common stock at an initial conversion price of $73.20 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the conversion price per share for 20 of the last 30 trading days of the conversion reference period.  The stock price at which the notes would be convertible is $95.16. Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 1.625% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 1.625%  Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 1.625% Convertible Note on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 1.625% Convertible Notes is 1,694.

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

Proceeds from the 1.625% Convertible Notes were used to repay a portion of the amount outstanding under the Credit Facility term loan, pay for a note hedge and pay $2,734 in debt issuance costs.  The note hedge and warrant are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 1.625% Convertible Notes.

Pursuant to EITF 90-19,“Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, (“EITF 90-19”),EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”), and EITF 01-6,  “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The future maturities of long-term debt outstanding as of November 30, 2007 are as follows:

2008	$3,000
2009	3,000
2010	33,000
2011	3,000
2012	3,000
Thereafter	463,000
$508,000

Cash interest payments during 2007, 2006 and 2005 were $26,671, $10,831 and $12,791, respectively.

(6)           FAIR VALUE OF FINANCIAL INSTRUMENTS

Unless otherwise indicated elsewhere in the notes to the consolidated financial statements, the carrying value of our financial instruments approximates fair value.

At November 30, 2007, the carrying value of the 7.0% Subordinated Notes, 2.0% Convertible Notes and the 1.625% Convertible Notes equaled their estimated fair market value.  The fair value was estimated based on quoted market prices for the same or similar issues.

(7)           INCOME TAXES

The provision for income taxes includes the following components for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$16,850	$23,009	$12,710
State	1,674	1,058	359
Deferred	12,865	111	3,894
	$31,389	$24,178	$16,963

As of November 30, 2007, we had a foreign tax credit of $1,385 which will expire over eight years beginning in fiscal 2011 through 2017, and state net operating loss carry forwards of $5,488, which will begin to expire in 2019 through 2020 if unused.  In fiscal 2007, 2006 and 2005 income tax benefits of $8,291, $1,627 and $5,839, respectively, attributable to employee stock option transactions were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes.  Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Allowances and accruals	$1,671	$761
Inventory reserve	1,830	1,034
Stock-based compensation expense	2,578	1,737
Allowance for product returns	2,622	2,150
State net operating loss carryforwards	232	270
Accrued postretirement health care benefits	382	535
Note hedge call option	21,179	12,048
Other	4,793	3,929
Gross deferred tax assets	35,287	22,464
Valuation allowance	—	—
Net deferred tax assets	35,287	22,464
Deferred tax liabilities:
Depreciation and amortization	48,335	33,588
Prepaid advertising	289	788
Inventory	177	350
Other	792	1,065
Gross deferred tax liabilities	49,593	35,791
Net deferred liability	$14,306	$13,327

The deferred provision for income taxes excludes the tax effect of the note hedge call option of $11,092 and $12,048, the interest rate cap adjustment of $647 and $311 and the foreign currency translation adjustment of $0 and $317 for fiscal 2007 and 2006, respectively, which are included in the consolidated statements of shareholders’ equity.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the United States statutory rate for fiscal 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Expected federal tax provision	$31,878	$24,252	$18,544
State income taxes, net of federal income tax benefit	1,922	1,022	424
Reversal of valuation allowance	—	—	(610)
Other, net	(2,411)	(1,096)	(1,395)
	$31,389	$24,178	$16,963

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

Income taxes paid in fiscal 2007, 2006 and 2005 were $7,977, $21,665 and $6,733, respectively.  We received income tax refunds of $34, $376 and $97 during fiscal 2007, 2006 and 2005, respectively.

(8)           SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2007 and 2006:

	2007	2006

Raw materials and work in process	$17,892	$15,495
Finished goods	25,373	15,894
Total inventories	$43,265	$31,389

International inventories included above were $3,803 and $2,785 at November 30, 2007 and 2006, respectively.

Property, plant and equipment consisted of the following at November 30, 2007 and 2006:

	2007	2006
Land	$1,123	$1,123
Buildings and improvements	10,876	10,607
Machinery and equipment	60,127	57,116
Package design and tooling	7,629	6,928
Construction in progress	3,474	1,265
Total property, plant and equipment	83,229	77,039
Less – accumulated depreciation	(50,880)	(46,686)
Property, plant and equipment, net	$32,349	$30,353

Accrued liabilities consisted of the following at November 30, 2007 and 2006:

	2007	2006
Interest	$3,510	$2,599
Salaries, wages and commissions	6,209	3,878
Product advertising and promotion	3,051	1,936
Litigation settlements and legal fees	2,084	1,162
Income Taxes Payable	3,643	635
Other	3,040	1,595
Total accrued liabilities	$21,537	$11,805

(9)           ACQUISITION AND SALE OF BRANDS

In January 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility of the Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $1,573 of costs directly related to the acquisition, of which $468 was incurred and funded during our fiscal year ended November 30, 2006.  The purchase price related to $5,916 of inventory, $1,781 of assumed liabilities, $463 of equipment, $403,061 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007, the manufacturing of certain products was transferred to our facilities.  For a period of up to six months from the close of the acquisition, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During the year ended November 30, 2007, we incurred $2,057 of expenses related to these transition services.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the periods presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

	Year Ended November 30,
	2007	2006

Total revenue	$432,559	$418,944
Net income	60,472	56,285
Earnings per share – basic:	3.20	2.96
Earnings per share – diluted:	3.13	2.92

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

(10)         POSTRETIREMENT BENEFIT PLANS

We maintain two defined benefit postretirement plans that cover certain employees who have met specific age and service requirements.  The plans include a noncontributory defined benefit pension plan (the “Pension Plan”) and a postretirement health care benefits plan (the “Retiree Health Plan”).  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000 Pension Plan benefits and participation were frozen.  The Retiree Health Plan provides benefits to certain eligible employees over the age of 65.  On May 31, 2006, Retiree Health Plan eligibility was restricted to current retirees and those active employees that were retirement eligible as of that date (age 55 and 10 years of service or age 65).  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act (“ERISA”).  Contributions to the Retiree Health Plan are limited to $1,500 per participant per year and are paid monthly on a fully insured basis.  Retiree Health Plan participants are required to pay any insurance premium amount in excess of the $1,500 employer contribution.  Plan assets and benefit obligations are measured as of November 30 for both plans.

In addition to the previously described plans, we also sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute up to 15% of their eligible annual compensation.  We make matching contributions of 25% on the first 6% of contributed compensation.  Our expense for the matching contribution totaled $286 in 2007, $249 in 2006 and $235 in 2005, respectively.  In addition to matching contributions, safeharbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safeharbor contributions totaled $775 in 2007, $758 in 2006 and $751 in 2005, respectively.  Our contributions to this plan are expensed as incurred.

The frozen status of the Pension Plan prevents any future salary increase of participants from affecting the plan’s accumulated benefit obligation.  Therefore, the Pension Plan’s projected benefit obligation continually equals the accumulated benefit obligation.  In 2007 and 2006, the Pension Plan recognized previously unrecognized losses in the amount of $89 and $54 as a result of benefit payments exceeding interest costs.

We have adopted SFAS 158 (see note 2) as of November 30, 2007.  Below is a summary of the incremental effect of applying the statement on individual items on our consolidated balance sheet:

	Before application of SFAS 158	Adjustments	After application of SFAS 158
Assets:
Current assets:
Deferred income taxes	$—	$134	$134
Other noncurrent assets:
Prepaid pension cost	2,073	(355)	1,718
Total assets	2,073	(221)	1,852
Liabilities and Shareholders’ Equity:
Other noncurrent liabilities:
Deferred income taxes	—	(129)	(129)
Accrued postretirement medical cost	(1,345)	342	(1,003)
Shareholders Equity:
Accumulated other comprehensive income (loss), net of tax	—	8	8
Total liabilities and shareholders’ equity	$(1,345)	$221	$(1,124)

Prior to the adoption of SFAS 158, we updated our consolidated balance sheet under previous guidance to reflect the calculations for the Pension Plan and Retiree Health Plan.  As a result, the Pension Plan’s net amount recognized increased by $240 and the Retiree Health Plan’s net amount recognized decreased by $83. Our projected and accumulated benefit obligation related to the Pension Plan decreased by $568 while the accumulated postretirement benefit obligation related to the Retiree Health Plan decreased by $91.  The amounts in the column of the table above labeled “Before application of SFAS 158” reflect these updated balances.

Net periodic benefit cost for fiscal 2007, 2006 and 2005 comprised the following components:

	Pension Plan			Retiree Health Plan
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$—	$21	$57	$72
Interest cost	609	610	622	56	73	82
Amortization of prior service cost	—	—	—	—	15	15
Expected return on plan assets	(937)	(882)	(858)	—	—	—
Recognized net actuarial (gain)/loss	—	5	28	(96)	(16)	(17)
Settlement/Curtailment loss	89	54	—	—	—	—
Net pension cost (benefit)	$(239)	$(213)	$(208)	$(19)	$129	$152

The changes in the benefit obligations resulted from the following components for fiscal 2007 and 2006:

	Pension Plan		Retiree Health Plan
	2007	2006	2007	2006
Benefit obligation, beginning of year	$10,733	$11,119	$1,094	$1,566
Service cost	—	—	21	57
Interest cost	609	610	56	73
Plan participants’ contributions	—	—	7	—
Actuarial (gain)/loss	185	9	(104)	19
Benefits paid	(1,362)	(1,005)	(71)	(71)
Settlements/Curtailments	—	—	—	(550)
Benefit obligation, end of year	$10,165	$10,733	$1,003	$1,094

The changes in Plan assets resulted from the following components for fiscal 2007 and 2006:

	Pension Plan		Retiree Health Plan
	2007	2006	2007	2006
Plan assets at fair value, beginning of year	$12,040	$11,564	$—	$—
Actual return on plan assets	1,205	1,481	—	—
Employer contribution	—	—	64	71
Plan participants’ contributions	—	—	7	—
Benefits paid	(1,362)	(1,005)	(71)	(71)
Plan assets at fair value, end of year	$11,883	$12,040	$—	$—

The following table sets forth the funded status of the Plan as of November 30, 2007 and 2006:

	Pension Plan		Retiree Health Plan
	2007	2006	2007	2006
Plan assets at fair value	$11,883	$12,040	$—		$—
Benefit obligation	10,165	10,733	1,003		1,094
Funded status prepaid (deficiency)	1,718	1,307	(1,003)		(1,094)
Unrecognized actuarial net (gain)/loss	355	526	(342)		(334)
Total recognized in consolidated balance sheet before adoption of SFAS 158	$2,073	$1,833	$(1,345)	$	(1,428)

Amounts recognized in the Company’s balance sheet as of November 30, 2007 and 2006 consist of the following:

	Pension Plan		Retiree Health Plan
	2007	2006	2007	2006
Before Adoption of SFAS 158:
Prepaid pension cost	$2,073	$1,833	$—		$—
Accrued postretirement medical cost	—	—	(1,345)		(1,428)
Net asset (liability) recognized in the consolidated balance sheet	$2,073	$1,833	$(1,345)	$	(1,428)
After Adoption of SFAS 158:
Current assets:
Deferred income taxes	$134	N/A	$—		N/A
Other noncurrent assets	1,718	N/A	—		N/A
Other noncurrent liabilities	—	N/A	(1,132)		N/A
Shareholder equity:
Accumulated other comprehensive income	221		(213)
Net asset (liability) recognized in the consolidated balance sheet	$2,073	N/A	$(1,345)		N/A

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Pension Plan and the Retiree Health Plan was 5.75% in fiscal 2007 and 2006, respectively.  The expected long-term rate of return on the Pension Plan assets was 8% in fiscal 2007 and 2006, respectively.  The long-term return percentage on assets is based on the weighted-average of the Pension Plan’s invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

Our existing investment policy of the Pension Plan recognizes that the most significant decision to affect the ability to meet the investment objectives is the asset allocation decision.  Therefore, based on the investment objectives and our risk tolerances, the investment policy defines the following asset mix range:

Pension Plan Asset Class	Range
Corporate & Government Bonds	40.0 – 70.0%
Equities	40.0 – 70.0%

In addition, the existing investment policy requires a performance review annually.  The weighted-average asset allocations at November 30, 2007 and 2006 by asset class are as follows:

	Pension Plan Assets at November 30,
Asset Class	2007	2006
Mutual funds	88%	92%
Equity securities	12	8
Total	100%	100%

As of November 30, 2007, we had 20 shares of our common stock in the Pension Plan with a fair value of $1,418.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Estimated Benefit Payment
	Pension Plan	Retiree Health Plan
2008	$620	$78
2009	630	78
2010	640	78
2011	650	78
2012	660	78
2013-2017	2,250	400

In fiscal 2008, no employer contributions are expected for the Pension Plan.  Employer contributions for the Retiree Health Plan are expected to be paid upon receipt of the monthly insurance premium.

(11)         PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment – OTC health care.  This segment includes medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoo, dietary supplement and other OTC and toiletry products.

Geographical segment information is as follows for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Revenues:
Domestic	$393,493	$276,397	$252,436
International (1)	29,885	24,151	26,882
Total	$423,378	$300,548	$279,318

Long-Lived Assets (2)
Domestic	$646,926	$235,909	$235,729
International	2,233	593	542
Total	$649,159	$236,502	$236,271

 (1)International sales include export sales from United States operations and royalties from international sales of Selsun.  These royalties were $93, $228 and $178 for fiscal 2007, 2006 and 2005, respectively.

(2)Consists of book value of property, plant, equipment, trademarks and other product rights.

Net sales of our domestic product categories within our single healthcare business segment are as follows for fiscal 2007, 2006 and 2005:

	2007	2006	2005
Revenues:
Medicated skin care	$123,456	$67,238	$62,458
Topical pain care	95,858	101,396	89,539
Oral Care	48,863	6,773	6,600
Internal OTC	45,043	11,958	10,590
Medicated dandruff shampoos	36,934	37,742	34,880
Dietary supplements	26,121	35,081	33,828
Other OTC and toiletry products	17,218	16,209	14,541
Total	$393,493	$276,397	$252,436

 (12)        COMMITMENTS AND CONTINGENCIES

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

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  All claims in the settlement have been resolved and expenses of the trust have been paid.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  Although the court granted our motion to dissolve the settlement trust, we have continued the trust’s existence.  These funds are available in the unlikely event an additional PPA products liability lawsuit is filed against us.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involved alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998.  The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998, owed us an indemnity obligation for any liabilities arising from these lawsuits.  On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  We filed a claim for indemnification in DELACO’s bankruptcy.  We entered into a settlement agreement with DELACO dated June 30, 2005 that resolved DELACO’s indemnity obligations to us (“the DELACO Agreement”).  The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005.  In accordance with the DELACO bankruptcy plan, a settlement trust established under the plan paid us $8,750 on March 17, 2006, which is included in our consolidated statement of income, net of legal expenses, as litigation settlement for 2006.  The payment to us by the DELACO settlement trust of $8,750 has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

On December 30, 2003, the United States Food and Drug Administration (“FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine after September 2002, the FDA’s final rule resulted in lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.  We have resolved all of the lawsuits against us alleging ingestion of Dexatrim containing ephedrine, including the previously disclosed Gundez case.

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning June 1, 2007, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $2,951 has been funded as of January 22, 2008.  We also have $25,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

On December 20, 2007, Avon Products, Inc. filed a patent infringement lawsuit against us in the U.S. District Court for the Southern District of New York alleging that our Bullfrog Mosquito Coast product infringes an Avon patent.  We dispute this claim and plan to defend this lawsuit vigorously.  As of January 22, 2008, we have not been served with this lawsuit.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol.  In February 2006, we launched the Capzasin Back & Body patch containing 0.025% capsaicin.  All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph.  If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of costly testing and data analysis. Any preliminary expenditures may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final.  For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized.  If the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would likely have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be a significant cost. It typically takes the FDA at least twelve months to rule on an NDA once it is submitted.

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

In June 2007, the FDA published a final rule establishing regulations requiring current good manufacturing practices for dietary supplements.  This final rule becomes effective June 2008.

LEASES AND ENDORSEMENTS

The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2007 are as follows:

2008	$618
2009	403
2010	259
2011	207
2012	199
Thereafter	294
$1,980

Rental expense was $2,395, $2,060 and $2,135 for fiscal 2007, 2006 and 2005, respectively.

The minimum commitments under noncancelable endorsement contracts related to our advertising in effect at November 30, 2007 are as follows:

2008	$800
2009	800
$1,600

We have entered into a supply agreement for the supply of selenium sulfide, the active ingredient in Selsun Blue, which will expire in December 2008 with an automatic renewal for successive one year terms unless written termination notice is given six months prior to the end of the term or any renewal term by either party.  As of November 30, 2007, our remaining purchase commitment obligations based on the last price paid are approximately $1,242 for our 2008 fiscal year.

(13)         CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of November 30, 2007 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 5).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2007 is $283,000.

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,685	$590	$10,132	$—	$15,407
Accounts receivable, less allowances of $13,810	37,492	16,693	6,261	(16,693)	43,753
Interest receivable	101	625	(84)	(642)	—
Inventories	36,220	3,242	3,803	—	43,265
Refundable income taxes	—	—	—	—	—
Deferred income taxes	6,709	—	41	—	6,750
Prepaid expenses and other current assets	1,913	—	302	(150)	2,065
Total current assets	87,120	21,150	20,455	(17,485)	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	30,902	775	672	—	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,482	674,058	1,560	(62,290)	616,810
Debt issuance costs, net	15,430	—	—	—	15,430
Investment in subsidiaries	336,936	33,000	66,860	(436,796)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,218	—	513	—	4,731
Total other noncurrent assets	360,066	740,058	68,933	(532,086)	636,971

TOTAL ASSETS	$478,088	$761,983	$90,060	$(549,571)	$780,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	16,439	—	1,800	—	18,239
Bank overdraft	7,584	—	—		7,584
Accrued liabilities	33,561	691	4,770	(17,485)	21,537
Total current liabilities	60,584	691	6,570	(17,485)	50,360

LONG-TERM DEBT, less current maturities	504,400	(1,200)	34,800	(33,000)	505,000

DEFERRED INCOME TAXES	(23,976)	45,032	—	—	21,056

OTHER NONCURRENT LIABILITIES	2,436	—	—	—	2,436

INTERCOMPANY ACCOUNTS	(267,058)	259,083	7,975	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 19,092	36,800	—	—	—	36,800
Share capital of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(18,046)	(9,000)	27,046	—
Retained earnings	165,655	146,719	8,430	(155,149)	165,655
Total	202,455	458,377	39,234	(497,611)	202,455
Cumulative other comprehensive income, net of taxes:
Minimum funding pension liability	(8)	—	—	—	(8)
Interest rate hedge adjustment	(1,747)	—	—	—	(1,747)
Foreign currency translation adjustment	1,002	—	1,481	(1,475)	1,008
Total shareholders’ equity	201,702	458,377	40,715	(499,086)	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,088	$761,983	$90,060	$(549,571)	$780,560

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,198	$1,967	$8,362	$—	$90,527
Accounts receivable, less allowances of $10,907	25,203	9,407	4,649	(9,407)	29,852
Interest receivable	17	625	—	(642)	—
Inventories	24,444	4,160	2,785	—	31,389
Refundable income taxes	—	—	—	—	—
Deferred income taxes	4,304	—	37	—	4,341
Prepaid expenses and other current assets	3,666	—	2,191	—	5,857
Total current assets	137,832	16,159	18,024	(10,049)	161,966

PROPERTY, PLANT AND EQUIPMENT, NET	28,985	775	593	—	30,353

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	166	268,273	—	(62,290)	206,149
Debt issuance costs, net	11,399	—	—	—	11,399
Investment in subsidiaries	313,922	33,000	66,860	(413,782)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,978	468	—	—	5,446
Total other noncurrent assets	330,465	334,741	66,860	(509,072)	222,994

TOTAL ASSETS	$497,282	$351,675	$85,477	$(519,121)	$415,313

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	10,473	—	1,580	(2,105)	9,948
Bank overdrafts	5,824	—	—	—	5,824
Accrued liabilities	17,869	1,132	748	(7,944)	11,805
Total current liabilities	34,166	1,132	2,328	(10,049)	27,577

LONG-TERM DEBT, less current maturities	232,500	—	33,000	(33,000)	232,500

DEFERRED INCOME TAXES	(16,517)	34,185	—	—	17,668

OTHER NONCURRENT LIABILITIES	1,987	—	—	—	1,987

INTERCOMPANY ACCOUNTS	109,564	(114,014)	4,450	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 18,669	30,452	—	—	—	30,452
Share capital of subsidiaries	—	329,705	39,803	(369,508)	—
Dividends	—	(2,500)	—	2,500	—
Retained earnings	105,965	103,167	5,679	(108,846)	105,965
Total	136,417	430,372	45,482	(475,854)	136,417
Cumulative other comprehensive income, net of taxes:
Interest rate hedge adjustment	(597)	—	—	—	(597)
Foreign currency translation adjustment	(238)	—	217	(218)	(239)
Total shareholders’ equity	135,582	430,372	45,699	(476,072)	135,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$497,282	$351,675	$85,477	$(519,121)	$415,313

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$378,225	$92,089	$22,875	$(69,811)	$423,378

COSTS AND EXPENSES:
Cost of sales	115,001	7,125	10,932	(4,003)	129,055
Advertising and promotion	96,471	9,844	6,004	(113)	112,206
Selling, general and administrative	55,120	320	2,438	—	57,878
Acquisition expenses	2,057	—	—	—	2,057
Equity in subsidiary income	(46,302)	—	—	46,302	—
Total costs and expenses	222,347	17,289	19,374	42,186	301,196

INCOME FROM OPERATIONS	155,878	74,800	3,501	(111,997)	122,182

OTHER INCOME (EXPENSE):
Interest expense	(30,142)	—	(2,645)	2,857	(29,930)
Investment and other income, net	801	2,589	3,428	(5,358)	1,460
Loss on early extinguishment of debt	(2,633)	—	—	—	(2,633)
Royalties	(61,517)	(4,178)	—	65,695	—
Corporate allocations	2,424	(2,362)	(62)	—	—
Total other income (expense)	(91,067)	(3,951)	721	63,194	(31,103)

INCOME (LOSS) BEFORE INCOME TAXES	64,811	70,849	4,222	(48,803)	91,079

(BENEFIT FROM) PROVISION FOR INCOME TAXES	5,121	24,797	1,471	—	31,389

NET INCOME	$59,690	$46,052	$2,751	$(48,803)	$59,690

Note 13

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

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$225,874	$76,405	$22,120	$(45,081)	$279,318

COSTS AND EXPENSES:
Cost of sales	63,312	8,561	10,693	(2,682)	79,884
Advertising and promotion	61,411	10,336	5,016	—	76,763
Selling, general and administrative	46,089	(180)	1,413	—	47,322
Executive severance charges	2,269	—	—	—	2,269
Litigation settlement	(4,262)	—	2,176	—	(2,086)
Loss on product divesture	8,678	—	—	—	8,678
Equity in subsidiary income	(26,838)	—	—	26,838	—
Total costs and expenses	150,659	18,717	19,298	24,156	212,830

INCOME FROM OPERATIONS	75,215	57,688	2,822	(69,237)	66,488

OTHER INCOME (EXPENSE):
Interest expense	(13,814)	—	(2,499)	2,499	(13,814)
Investment and other income, net	4,714	6,334	6,549	(16,511)	1,086
Loss on early extinguishment of debt	(750)	—	—	—	(750)
Royalties	(34,774)	(5,430)	(2,195)	42,399	—
Corporate allocations	3,196	(3,127)	(69)	—	—
Total other income (expense)	(41,428)	(2,223)	1,786	28,387	(13,478)

INCOME (LOSS) BEFORE INCOME TAXES	33,787	55,465	4,608	(40,850)	53,010

(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,260)	17,749	1,474	—	16,963

NET INCOME	$36,047	$37,716	$3,134	$(40,850)	$36,047

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$59,690	$46,052	$2,751	$(48,803)	$59,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,480	—	363	—	8,843
Deferred income tax provision	1,875	10,847	(4)	—	12,718
Stock-based compensation	5,622	—	—	—	5,622
Loss on early extinguishment of debt	2,633	—	—	—	2,633
Tax benefit realized from stock option plans	(8,291)	—	—	—	(8,291)
Other, net	154	—	(343)	—	(189)
Equity in subsidiary income	(48,803)	—	—	48,803	—
Changes in operating assets and liabilities:
Accounts receivable	(12,289)	(7,286)	(1,612)	7,286	(13,901)
Interest receivable	(83)	—	83	—	—
Inventories	(5,721)	918	(1,017)	—	(5,820)
Refundable income taxes	—	—	—	—	—
Prepaid expenses and other current assets	1,243	—	(144)	150	1,249
Accounts payable and accrued liabilities	27,814	(441)	4,243	(7,436)	24,180
Net cash provided by operating activities	32,324	50,090	4,320	-	86,734

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,854)	—	(441)	—	(6,295)
Purchase of patents, trademarks and other product rights	(8,420)	(405,784)	(1,561)	—	(415,765)
Increase in note receivable	—	—	—	—	—
Decrease in other assets, net	(1,342)	468	2,784	—	1,910
Net cash (used in) provided by investing activities	(15,616)	(405,316)	782	—	(420,150)

FINANCING ACTIVITIES:
Repayment of long-term debt	(154,500)	—	—	—	(154,500)
Proceeds from long-term debt	400,000	—	—	—	400,000
Proceeds from borrowing under revolver	159,000	—	—	—	159,000
Payments under revolver	(129,000)	—	—	—	(129,000)
Repurchase of common shares	(23,601)	—	—	—	(23,601)
Proceeds from exercise of stock options	16,661	—	—	—	16,661
Bank overdraft	1,760	—	—	—	1,760
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrants	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,383)	—	—	—	(9,383)
Premium on interest rate cap agreement	(114)	—	—	—	(114)
Proceeds from sale of interest rate cap	909	—	—	—	909
Tax benefit realized from stock options	8,291	—	—	—	8,291
Changes in intercompany accounts	(374,120)	373,095	1,025	—	—
Dividends paid	17,546	(18,046)	500	—	—
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Net cash provided by (used in) financing activities	(92,221)	353,849	(3,675)	—	257,953

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	343	—	343

CASH AND CASH EQUIVALENTS
Increase for the year	(75,513)	(1,377)	1,770	—	(75,120)
At beginning of year	80,198	1,967	8,362	—	90,527
At end of year	$4,685	$590	$10,132	$—	$15,407

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$45,112	$35,166	$4,097	$(39,263)	$45,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,655	—	180	—	5,835
Deferred income tax provision	(5,204)	5,653	(36)	—	413
Stock-based compensation	4,745	—	—	—	4,745
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Tax benefit realized from stock options exercised	(1,627)	—	—	—	(1,627)
Other, net	127	—	257	—	384
Equity in subsidiary income	(39,263)	—	—	39,263	—
Changes in operating assets and liabilities:
Accounts receivable	12,538	1,774	(197)	(1,774)	12,341
Inventories	(6,115)	(1,730)	224	—	(7,621)
Refundable income taxes	2,834	—	—	—	2,834
Prepaid expenses and other current assets	574	—	425	(420)	579
Accounts payable and accrued liabilities	(7,497)	163	(6,238)	2,194	(11,378)
Net cash provided by (used in) operating activities	14,684	41,026	(1,288)	—	54,422

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,473)	—	(232)	—	(4,705)
Increase in other assets, net	(487)	(468)	(1,156)	—	(2,111)
Net cash used in provided by investing activities	(4,960)	(468)	(1,388)	—	(6,816)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from long-term debt	125,000	—	—	—	125,000
Proceeds from borrowing under revolving credit facility	75,500	—	—	—	75,500
Repayments of revolving credit facility	(75,500)	—	—	—	(75,500)
Bank overdraft	5,824	—	—	—	5,824
Repurchase of common shares	(39,332)	—	—	—	(39,332)
Proceeds from exercise of stock options	2,480	—	—	—	2,480
Payment for purchase of note hedge	(32,042)	—	—	—	(32,042)
Proceeds from issuance of warrant	18,581	—	—	—	18,581
Increase in debt issuance costs	(9,099)	—	—	—	(9,099)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Premium on interest rate cap agreement	(687)	—	—	—	(687)
Tax benefit realized from stock options exercised	1,627	—	—	—	1,627
Changes in intercompany accounts	37,976	(38,073)	97	—	—
Dividends paid	—	(2,500)	2,500	—	—
Net cash provided by (used in) financing activities	33,827	(40,573)	2,597	—	(4,149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(257)	—	(257)

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	43,551	(15)	(336)	—	43,200
At beginning of year	36,647	1,982	8,698	—	47,327
At end of year	$80,198	$1,967	$8,362	$—	$90,527

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$36,047	$37,716	$3,134	$(40,850)	$36,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,115	—	—	—	6,115
Deferred income tax provision	1,606	2,288	—	—	3,894
Loss on early extinguishment of debt	750	—	—	—	750
Loss on product line divestures	8,678	—	—	—	8,678
Tax benefit realized from stock options	3,292	—	—	—	3,292
Stock option expense	1,360	—	—	—	1,360
Other, net	105	—	695	—	800
Equity in subsidiary income	(40,850)	—	—	40,850	—
Changes in operating assets and liabilities:
Accounts receivable	(3,987)	(2,448)	923	2,443	(3,069)
Interest receivable	(17)	—	—	17	—
Inventories	(1,028)	591	(1,020)	—	(1,457)
Refundable income taxes	2,979	—	—	—	2,979
Prepaid expenses and other current assets	(759)	—	(387)	420	(726)
Accounts payable and accrued liabilities	(2,675)	(137)	2,045	(2,880)	(3,647)
Net cash provided by (used in) operating activities	11,616	38,010	5,390	—	55,016

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,027)	—	(275)	—	(4,302)
Sales (purchases) of patents, trademarks and other product rights	3,199	—	—	—	3,199
Decrease in other assets, net	224	—	221	—	445
Net cash (used in) provided by investing activities	(604)	—	(54)	—	(658)

FINANCING ACTIVITIES:
Repayment of long-term debt	(17,500)	—	—	—	(17,500)
Repayments of policy loans	(1,031)	—	—	—	(1,031)
Repurchase of common shares	(34,084)	—	—	—	(34,084)
Proceeds from exercise of stock options	6,681	—	—	—	6,681
Increase in debt issuance costs	(313)	—	—	—	(313)
Debt retirement costs	(282)	—	—	—	(282)
Changes in intercompany accounts	39,974	(35,495)	(4,479)	—	—
Dividends paid	3,846	(2,500)	(1,346)	—	—
Net cash provided by (used in) financing activities	(2,709)	(37,995)	(5,825)	—	(46,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(695)	—	(695)

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	8,303	15	(1,184)	—	7,134
At beginning of year	28,344	1,967	9,882	—	40,193
At end of year	$36,647	$1,982	$8,698	$—	$47,327

(14)         QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 28	May 31	August 31	November 30
FISCAL 2007:
Total revenues	$423,378	100,831	112,964	108,965	100,618
Gross profit	$294,323	69,851	77,869	76,172	70,431
Net income (loss)	$59,690	13,650	14,908	16,312	14,820
Net income (loss) per share:
Basic (1)	$3.15	.73	.78	.86	.78
Diluted (1)	$3.08	.71	.77	.84	.76

FISCAL 2006:
Total revenues	$300,548	84,024	79,411	72,005	65,108
Gross profit	$206,512	58,004	54,357	49,767	44,384
Net income (loss)	$45,112	14,773	10,200	15,229	4,910
Net income (loss) per share:
Basic (1)	$2.37	.76	.53	.81	.26
Diluted (1)	$2.34	.75	.52	.81	.26

(1)The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders Chattem, Inc.

We have audited Chattem, Inc. (a Tennessee corporation) and subsidiaries’ (“the Company”) internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Chattem, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Chattem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chattem, Inc. and subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended November 30, 2007 and our report dated January 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 29, 2008

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2007 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on our assessment, management determined that, at November 30, 2007, we maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended November 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                    Other Information

None

PART III

Item 10.                     Directors and Executive Officers of the Registrant

(a)            Directors

The information found in our 2008 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b)            Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of January 22, 2008, their ages and their positions and offices with the Company:

NAME	AGE	POSITION WITH REGISTRANT

Zan Guerry*	59	Chairman of the Board and Chief Executive Officer; Director

Robert E. Bosworth*	60	President and Chief Operating Officer; Director

Andrea M. Crouch	49	Vice President – Brand Management

Ron Galante	64	Vice President – New Business Development

Robert B. Long*	36	Vice President – Finance

B. Derrill Pitts	65	Vice President – Operations

J. Blair Ramey	41	Vice President – Marketing

John L. Stroud	47	Vice President – Marketing

Charles M. Stafford	57	Vice President – Sales

Joseph J. Czerwinski	58	Vice President – Product Development

Theodore K. Whitfield, Jr.*	43	Vice President, General Counsel and Secretary

*Executive Officer

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

Robert B. Long.  Mr. Long became our vice president-finance in July 2007.  Previously, he served as our Chief Accounting Officer since joining the Company in April 2006.  Prior to joining us, Mr. Long was Chief Financial Officer of Charleston Hosiery, Inc. and served as a senior audit manager with Ernst & Young LLP from 2003 to 2005.

B. Derrill Pitts.  Mr. Pitts joined us in 1961 and since that time has served us in all manufacturing operation disciplines.  He was promoted to vice president-operations in 1984.

J. Blair Ramey.  Mr. Ramey became our vice president-marketing in November 2007.  Mr. Ramey joined us in 1998 and previously served as a marketing manager, a marketing director, and since April 2006 as our vice president-brand management and media.  Prior to joining the Company, he held marketing positions at Nabisco, Inc. and Bryan Foods.

John L. Stroud.  Mr. Stroud became our vice president-marketing in November 2007.  Previously, he served as our vice president-brand management and category manager since joining the Company in August 2005.  Prior to joining us, he served in various capacities, including Vice President, Marketing, R&D and Quality, at Brach’s Confections, Inc., a manufacturer of confections and fruit snacks.

Charles M. Stafford.  Mr. Stafford became our vice president-sales in June 1994.  Previously, he served as our director of field sales and zone sales manager.  Prior to joining us in 1983, Mr. Stafford held sales management positions with Johnson & Johnson, a pharmaceutical company, and Schering Corporation (now Schering–Plough Corporation), a research-based pharmaceutical company.

Joseph J. Czerwinski.  Mr. Czerwinski became our vice president-product development in July 2007.  Since joining the company in 2002, he has served as the Company’s Director of Product Development.

Theodore K. Whitfield, Jr.  Mr. Whitfield became our vice president, general counsel and secretary in June 2004.  Prior to joining us, Mr. Whitfield was a member with the law firm of Miller & Martin PLLC, from 1999 to 2004.

 (c)            Compliance with Section 16(a) of the Exchange Act

The information found in our 2008 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

(d)            Audit Committee; Audit Committee Financial Expert

The information found in our 2008 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report – Identification of Members and Functions of Committee” is hereby incorporated by reference.

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

Item 11.                     Executive Compensation

The information found in our 2008 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information found in our 2008 Proxy Statement under the headings “Executive Compensation and Other Information – Equity Compensation Plan Information” and “Ownership of Common Stock” is hereby incorporated by reference.

Item 13.                     Certain Relationships, Related Transactions and Director Independence

The information found in our 2008 Proxy Statement under the heading “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 14.                     Principal Accountant Fees and Services

The information found in our 2008 Proxy Statement under the headings “Corporate Governance - Audit Committee Pre-Approval of Services by the Independent Auditor” and “Corporate Governance - Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules

(a)            1.            Consolidated Financial Statements

The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of November 30, 2007 and 2006
Consolidated Statements of Income for the Years Ended November 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended November 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

3.            The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibit	References

3.1	Restated Charter of Chattem, Inc., as amended	(4), (5), (11), and (20)

3.2	Amended and Restated By-Laws of Chattem, Inc.	(1), (6), (26) and (36)

Exhibit Number	Description of Exhibit	References

4.1	Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the Floating Rate Senior Notes due 2010	(3)

4.3	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the 7% Senior Subordinated Notes due 2014	(3)

4.4	First Amendment to and Supplemental Indenture dated July 25, 2006 among Chattem, Inc., its domestic subsidiaries and U.S. Bank, National Association, as successor trustee, relating to the 7% Senior Subordinated Notes due 2014	(28)

4.5	Indenture dated as of November 22, 2006 between Chattem, Inc. and U.S. Bank, National Association, as trustee, relating to 2% Convertible Senior Notes due 2013	(31)

4.6	Registration Rights Agreement dated November 22, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(31)

4.7	Indenture dated as of April 11, 2007 between Chattem, Inc., and U.S. Bank, National Association, as trustee, relating to 1.625% Convertible Senior Notes due 2014	(35)

4.8	Registration Rights Agreement dated April 11, 2007 between Chattem, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	(35)

10.1	Lease Agreements as amended, dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee	(6) and (7)

10.2	First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective June 30, 1992	(8)

10.3	Commercial Lease dated April 1, 1998 between Chattem, Inc., lessee, and Kenco Group, Inc., lessor, for warehouse space located at 4309 Distribution Avenue, Chattanooga, Tennessee	(9)

10.4	Purchase and Sale Agreement dated November 16, 1998 by and among Thompson Medical Company, Inc., Chattem, Inc. and Signal Investment & Management Co. for certain products	(10)

10.5*	Chattem, Inc. Non-Statutory Stock Option Plan-1998	(8)

10.6*	1999 Stock Plan for Non-Employee Directors	(27)

10.7*	Chattem, Inc. Non-Statutory Stock Option Plan – 2000	(11)

Exhibit Number	Description of Exhibit	References

10.8*	Chattem, Inc. Stock Incentive Plan – 2003	(15)

10.9*	Chattem, Inc. Stock Incentive Plan – 2005	(21)

10.10*	Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(21)

10.11*	Form of Restricted Stock Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(21)

10.12*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining only to officers	(24)

10.13*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining to all optionees other than officers	(24)

10.14*	Form of Employment Agreement - Zan Guerry	(12)

10.15*	Form of Amended and Restated Severance Agreements - Zan Guerry	(12)

10.16*	Form of Amended and Restated Non-Competition and Severance Agreements- Andrea M. Crouch Ron Galante Richard W. Kornhauser B. Derrill Pitts Charles M. Stafford	(12)

10.17*	Non-Competition and Severance Agreement dated June 1, 2004 by and between Chattem, Inc. and Theodore K. Whitfield, Jr.	(19)

10.18*	Non-Competition and Severance Agreement dated October 28, 2005 by and between Chattem, Inc. and Robert E. Bosworth	(23)

10.19*	Form of Restricted Stock Agreements – Zan Guerry	(13)

10.20*	Separation Agreement dated August 24, 2005 between Chattem, Inc. and A. Alexander Taylor II	(26)

10.21	Asset Purchase Agreement dated March 5, 2002 by and between Abbott Laboratories and Chattem, Inc. for the Selsun Blue product line	(14)

10.22	Asset Purchase and Sale Agreement dated November 30, 2005 by and between Chattem, Inc., Signal Investment & Management Co., The Mentholatum Company, Inc. and the Mentholatum Company of Canada Ltd.	(25)

Exhibit Number	Description of Exhibit	References

10.23	Asset Purchase Agreement dated as of October 5, 2006, among Johnson & Johnson, Pfizer, Inc. and Chattem, Inc.	(29)

10.24	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(31)

10.25	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Warrant Transaction	(31)

10.26	Securities Purchase Agreement dated November 16, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(30)

10.27	Purchase Agreement dated April 4, 2007 among Chattem, Inc., and the initial purchasers of the 1.625% Convertible Senior Notes due 2014	(34)

10.28	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(35)

10.29	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of the OTC Warrant Transactions	(35)

10.30	Credit Agreement dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(3)

10.31	New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent	(17)

10.32	First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.33	Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.34	Third Amendment to Credit Agreement dated as of November 29, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(24)

10.35	Fourth Amendment to Credit Agreement dated as of November 16, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(30)

10.36	Fifth Amendment to Credit Agreement dated December 22, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(32)

10.37	Sixth Amendment to Credit Agreement dated April 3, 2007 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(33)

Exhibit Number	Description of Exhibit	References

10.38	Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JP Morgan Chase Bank	(17)

10.39	First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(16)

10.40	First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(16)

10.41	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re: Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington	(15)

10.42	Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In re: Phenylpropanolamine (PPA) Products Liability Litigation	(17)

10.43	Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and Amsouth Bank	(17)

10.44	Final Settlement Trust Agreement between Chattem, Inc. and AmSouth Bank dated March 16, 2005	(22)

10.45	Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company	(17)

10.46	Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company	(17)

10.47	Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company	(17)

10.48	Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories	(18)

10.49	Dexatrim Case Scoring System and Matrix for the Chattem Dexatrim Class Action Settlement	(18)

10.50	Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005	(22)

10.51	Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company	(21)

10.52*	Retirement Agreement effective January 31, 2007 between Chattem, Inc. and Donald K. Riker, Ph.D.

10.53*	Separation Agreement effective November 16, 2007 between Chattem, Inc. and Richard W. Kornhauser

Exhibit Number	Description of Exhibit	References

10.54*	Summary Description of Incentive Compensation Plan

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts

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

(29)            Form 8-K filed November 15, 2006.

(30)            Form 8-K filed November 22, 2006.

(31)            Form 8-K filed November 29, 2006.

(32)            Form 8-K filed December 28, 2006.

(33)            Form 8-K filed April 4, 2007.

(34)            Form 8-K filed April 11, 2007.

(35)            Form 8-K filed April 17, 2007.

(36)            Form 8-K filed November 13, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                 January 29, 2008

CHATTEM, INC.

By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

By:	/s/ Robert B. Long
Robert B. Long
Vice President, Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zan Guerry Zan Guerry	Chairman of the Board and Director (Chief Executive Officer)	1-29-08

/s/ Robert E. Bosworth Robert E. Bosworth	President and Director (Chief Operating Officer)	1-29-08

/s/ Samuel E. Allen Samuel E. Allen	Director	1-29-08

/s/ Ruth W. Brinkley Ruth W. Brinkley	Director	1-29-08

/s/ Gary D. Chazen Gary D. Chazen	Director	1-29-08

/s/ Bill W. Stacy Bill W. Stacy	Director	1-29-08

/s/ Philip H. Sanford Philip H. Sanford	Director	1-29-08

CHATTEM, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT

NUMBER                                 DESCRIPTION OF EXHIBIT

10.52*	Retirement Agreement effective January 31, 2007 between Chattem, Inc. and Donald K. Riker, Ph. D.

10.53*	Separation Agreement effective November 16, 2007 between Chattem, Inc. and Richard W. Kornhauser

10.54*	Summary Description of Incentive Compensation Plan

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts