Form 10-Q
period 2008-02-29
CHATTEM INC
filed 2008-04-08
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008
Commission file number 0-5905

CHATTEM, INC.
A TENNESSEE CORPORATION
I.R.S. EMPLOYER IDENTIFICATION NO. 62-0156300
1715 WEST 38TH STREET
CHATTANOOGA, TENNESSEE 37409
TELEPHONE:  423-821-4571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑   NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☑  Accelerated filer    Non-accelerated filer    (Do not check if a smaller reporting company)  Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES    NO ☑

As of April 1, 2008, 19,177,048 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	FEBRUARY 29, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$11,619	$15,407
Accounts receivable, less allowances of $15,575 at February 29, 2008 and $13,810 at November 30, 2007	58,134	43,753
Inventories	42,538	43,265
Deferred income taxes	7,463	6,750
Prepaid expenses and other current assets	5,806	2,065
Total current assets	125,560	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	32,494	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,865	616,810
Debt issuance costs, net	14,223	15,430
Other	4,800	4,731
Total other noncurrent assets	635,888	636,971

TOTAL ASSETS	$793,942	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	FEBRUARY 29, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$128,000	$3,000
Accounts payable and other	20,682	18,239
Bank overdraft	2,850	7,584
Accrued liabilities	24,924	21,537
Total current liabilities	176,456	50,360

LONG-TERM DEBT, less current maturities	370,000	505,000

DEFERRED INCOME TAXES	24,257	21,056

OTHER NONCURRENT LIABILITIES	3,566	2,436

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,177 at February 29, 2008 and 19,092 at November 30, 2007	41,980	36,800
Retained earnings	179,817	165,655
	221,797	202,455
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(3,320)	(1,747)
Foreign currency translation adjustment	1,194	1,008
Unrealized actuarial gains and losses	(8)	(8)
Total shareholders’ equity	219,663	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$793,942	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 29,	FEBRUARY 28,
	2008	2007

TOTAL REVENUES	$120,773	$100,831

COSTS AND EXPENSES:
Cost of sales	34,733	30,980
Advertising and promotion	34,496	28,787
Selling, general and administrative	15,466	12,411
Product recall expenses	6,043	–
Acquisition expenses	–	1,171
Total costs and expenses	90,738	73,349

INCOME FROM OPERATIONS	30,035	27,482

OTHER INCOME (EXPENSE):
Interest expense	(6,552)	(7,236)
Investment and other income, net	137	593
Loss on early extinguishment of debt	(526)	–
Total other income (expense)	(6,941)	(6,643)

INCOME BEFORE INCOME TAXES	23,094	20,839

PROVISION FOR INCOME TAXES	8,221	7,189

NET INCOME	$14,873	$13,650

NUMBER OF COMMON SHARES: Weighted average outstanding - basic	19,106	18,657
Weighted average and potential dilutive outstanding	19,788	19,224

NET INCOME PER COMMON SHARE:
Basic	$.78	$.73
Diluted	$.75	$.71

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 29, 2008	FEBRUARY 28, 2007
OPERATING ACTIVITIES:
Net income	$14,873	$13,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,119	2,029
Deferred income taxes	4,433	2,794
Tax benefit realized from stock options exercised	(1,812)	(3,013)
Stock–based compensation expense	1,339	1,204
Loss on early extinguishment of debt	526	–
Other, net	112	124
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(14,381)	(23,212)
Inventories	737	358
Refundable income taxes	–	196
Prepaid expenses and other current assets	(3,746)	680
Accounts payable and accrued liabilities	6,047	15,127
Net cash provided by operating activities	10,247	9,937

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,271)	(453)
Acquisition of brands	–	(411,888)
Increase in other assets, net	(1,656)	(26)
Net cash used in investing activities	(2,927)	(412,367)

FINANCING ACTIVITIES:
Repayment of long-term debt	(35,750)	–
Proceeds from long-term debt	–	300,000
Proceeds from borrowings under revolving credit facility	69,500	39,000
Repayments of revolving credit facility	(43,750)	(9,000)
Bank overdraft	(4,734)	(3,719)
Proceeds from exercise of stock options	2,057	4,457
Repurchase of common shares	(240)	–
Increase in debt issuance costs	–	(6,079)
Tax benefit realized from stock options exercised	1,812	3,013
Net cash (used in) provided by financing activities	(11,105)	327,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	(20)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(3,788)	(74,778)
At beginning of period	15,407	90,527
At end of period	$11,619	$15,749

PAYMENTS FOR:
Interest	$2,932	$688
Taxes	$6,104	$4,787

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All monetary and share amounts (other than per share amounts) in these Notes are expressed in thousands.

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2007.  The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal recurring nature.

2.  CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Additionally, in May 2007, the FASB published FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 is an amendment to FIN 48.  It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 are effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 and FSP FIN 48-1 at the beginning of the first quarter of fiscal 2008, and the details of our adoption of FIN 48 are described in Note 17.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  We adopted SFAS 157 effective December 1, 2007 as described in Note 8.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 effective December 1, 2007 without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value.  Thus there was no impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R provides guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects.  SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008, with earlier application prohibited.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, and we are currently evaluating the impact.

4.  STOCK-BASED COMPENSATION

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

Effective December 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

In the first quarter of fiscal 2008 and 2007, we recorded compensation expense related to stock options that reduced income from operations by $1,339 and $1,204, provision for income taxes by $477 and $415, net income by $862 and $789, basic net income per share by $.05 and $.04, and diluted net income per share by $.04 and $.04, respectively.  The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $193 and $174 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of February 29, 2008 and February 28, 2007, respectively.

The weighted average fair value of stock options at the date of grant during the three months ended February 29, 2008 was $28.55.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the three months ended February 29, 2008:

Three Months Ended February 29, 2008
Expected life	6 years
Volatility	34%
Risk-free interest rate	4.47%
Dividend yield	0%
Forfeitures	1.2%

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

A summary of stock option activity for the three-months ended February 29, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2007	1,458	$40.43
Granted	3	69.65
Exercised	(87)	23.76
Cancelled	–	–

Outstanding at February 29, 2008	1,374	$41.53	4.8 years	$52,586

Exercisable at February 29, 2008	675	$33.30	4.5 years	$31,422

The total fair value of stock options that vested during the three months ended February 29, 2008 and February 28, 2007 was $1,356 and $1,215, respectively.  The total intrinsic value of stock options exercised during the three months ended February 29, 2008 and February 28, 2007 was $4,540 and $11,472, respectively.

As of February 29, 2008, we had $11,417 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.4 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended February 29, 2008 and February 28, 2007 was $93 and $184, respectively.

Restricted share under the plans activity is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2007	9	$33.11
Granted	–	–
Vested	3	28.51
Forfeited	–	–
Nonvested at February 29, 2008	6	$35.37

As of February 29, 2008, we had $235 of unrecognized compensation cost related to restricted shares that will be recorded over a weighted average period of approximately 0.9 years.

5.  EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three months ended February 29, 2008 and February 28, 2007, respectively:

	2008	2007

NET INCOME	$14,873	$13,650

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,106	18,657
Issued upon assumed exercise of outstanding stock options	195	549
Issued upon assumed exercise of convertible notes	484	–
Effect of issuance of restricted common shares	3	18
Weighted average and potential dilutive outstanding (1)	19,788	19,224

NET INCOME PER COMMON SHARE:
Basic	$.78	$.73
Diluted	$.75	$.71

(1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans and restricted stock issuance whose grant price was greater than the average market price of common shares outstanding as follows: 401 and 0 shares for the three months ended February 29, 2008 and February 28, 2007, respectively.

6.  LONG-TERM DEBT

Long-term debt consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007
Revolving Credit Facility due 2010 at a variable rate of 5.70% and 6.19% as of February 29, 2008 and November 30, 2007, respectively	$55,750	$30,000
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 6.13% and 6.97% as of February 29, 2008 and November 30,2007	109,750	145,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	498,000	508,000
Less: current maturities	128,000	3,000
Total long-term debt, net of current maturities	$370,000	$505,000

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 2010.  Upon successful syndication, we will be able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a

$300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and OTC brands from Johnson & Johnson.  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of February 29, 2008 and November 30, 2007, we had $55,750 and $30,000, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of April 1, 2008, we had $50,250 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $49,750.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid June 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128,000 of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25,000 of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2,633 in fiscal 2007.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment in January, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in the first quarter of fiscal 2008.

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

In February 2004, we issued and sold $125,000 of 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes.  The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears in March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.

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

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually in May and November of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the initial conversion price per share, or $76.59 per share, for 20 of the last 30 consecutive trading days of the preceding fiscal quarter (the “prescribed measurement period”).  Based on the closing price of our common stock for the prescribed measurement period during the quarter ended February 29, 2008, the contingent conversion threshold of $76.59 for the 2.0% Convertible Notes was exceeded.  As a result, the 2.0% Convertible Notes are convertible at the option of the holder as of February 29, 2008 and, accordingly, have been classified as a current liability in our accompanying consolidated balance sheet as of February 29, 2008.  The evaluation of the classification of the 2.0% Convertible Notes will occur each fiscal quarter.  The 2.0% Convertible Notes may be classified as long-term debt in future quarters if the contingent conversion threshold is not met in such quarters.

Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2.0% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2.0% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2.0% Convertible Notes on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 2.0% Convertible Notes is 2,673.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of February 29, 2008, we had $146,250 of LIBOR based borrowings hedged under the provisions of the swap.  During the three months ended February 29, 2008, the decrease in fair value of the swap of $1,614, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $2,932 is included in accrued liabilities, and the long-term portion of $2,565 is included in noncurrent liabilities.  As of February 29, 2008, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement terminates in January 2010.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement.  As of February 29, 2008, the value of the cap, as valued by a third party, is insignificant.  The cap agreement terminates in September 2008.

In April 2007, we completed a private offering of $100,000 of the 1.625% Convertible Notes to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually in May and November of each year.  The 1.625% Convertible Notes are convertible into our common stock at an initial conversion price of $73.20 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the initial conversion price per share, or $95.16 per share, for the prescribed measurement period.  The evaluation of the classification of the 1.625% Convertible Notes will occur each fiscal quarter.

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

Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”), and EITF 01-6,  “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The scheduled future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of February 29, 2008 are as follows:

2008	$127,250
2009	3,000
2010	58,750
2011	3,000
2012	3,000
Thereafter	303,000
$498,000

7.  ACQUISITION OF BRANDS

In January 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of our Credit Facility and through the use of a portion of the proceeds derived from the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $1,573 of costs directly related to the acquisition.  The purchase price related to $5,916 of inventory, $1,781 of assumed liabilities, $463 of equipment, $403,061 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  The value assigned each of the acquired brands was as follows:  ACT, $163,167; Unisom, $95,181; Cortizone-10, $124,318; Kaopectate,

$11,653; and Balmex, $8,742.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007, the manufacturing of certain products was transferred to our facilities.  For a period of up to six months from the close of the acquisition, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During the year ended November 30, 2007, we incurred $2,057 of expenses related to these transition services.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the period presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

Three Months Ended February 28, 2007

Total revenue	$110,012
Net income	14,432
Earnings per share – basic	0.77
Earnings per share – diluted	0.75

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

8.  FAIR VALUE MEASUREMENTS

We currently measure and record in the accompanying consolidated financial statements securities considered available-for-sale, an interest rate cap and an interest rate swap at fair value.  SFAS 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 - Unobservable inputs developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment.  We evaluate our hierarchy disclosures each quarter.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of February 29, 2008:

	Fair Value Measurements as of February 29, 2008
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities (1)	$508	$–	$–	$508
Interest rate cap (2)	–	–	–	–

Liabilities
Interest rate swap (3)	$–	$5,497	$–	$5,497

(1)
Our available-for-sale securities are included in the accompanying consolidated balance sheet as an other noncurrent asset using the “market approach” valuation technique. This method uses prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities.

(2)
The interest rate cap is valued at an insignificant amount in the accompanying consolidated balance sheet as of February 29, 2008 and matures September 2008.  We value this financial instrument using the “Income Approach” valuation technique.  This method uses valuation techniques to convert future amounts to a single present amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

(3)
The total fair value of the interest rate swap is partially classified as a current and a noncurrent liability as of February 29, 2008 and matures January 2010.  This financial instrument is valued using the “Income Approach” valuation technique as described above.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of February 29, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

10.  SHIPPING AND HANDLING

Shipping and handling costs of $3,997 and $2,401 are included in selling, general and administrative expenses for the three months ended February 29, 2008 and February 28, 2007, respectively.

11.  PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,364 and $613,328 as of February 29, 2008 and November 30, 2007, respectively.  The gross carrying amount of intangible assets subject to amortization at February 29, 2008 and November 30, 2007, which consist primarily of non-compete agreements and distribution rights, was $6,503 and $6,278, respectively.  The related accumulated amortization of intangible assets at February 29, 2008 and November 30, 2007 was $3,002 and $2,797, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 29, 2008 and February 28, 2007 was $205 and $190, respectively.  Estimated annual amortization expense for these assets for the years ended November 30, 2009, 2010, 2011, 2012 and 2013 is $913, $893, $873, $873 and $88, respectively.

12.  INVENTORIES

Inventories consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007

Raw materials and work in process	$16,499	$17,892
Finished goods	26,039	25,373
Total inventories	$42,538	$43,265

13.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of February 29, 2008 and November 30, 2007:

	2008	2007

Interest	$6,289	$3,510
Salaries, wages and commissions	2,328	6,209
Product advertising and promotion	3,584	3,051
Litigation settlement and legal fees	1,785	2,084
Income taxes payable	997	3,643
Product recall expenses	5,716	–
Interest rate swap	2,932	1,274
Other	1,293	1,766
Total accrued liabilities	$24,924	$21,537

14.  COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three months ended February 29, 2008 and February 28, 2007, respectively:

	2008	2007

Net income	$14,873	$13,650
Other – interest rate hedge adjustment	(1,573)	334
Other – foreign currency translation adjustment	186	(71)
Total	$13,486	$13,913

15.  STOCK REPURCHASE

In the three months ended February 29, 2008, we repurchased 4 shares of our common stock for $240 at an average price per share of $64.93. The repurchased shares were retired and returned to unissued.  As of April 1, 2008, the current amount available under the authorization from the Board of Directors was $64,306.

16.  POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act (“ERISA”).  Plan assets as of February 29, 2008 and November 30, 2007 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension cost for the three months ended February 29, 2008 and February 28, 2007 comprised the following components:

	2008	2007

Service cost	$–	$–
Interest cost	152	153
Expected return on plan assets	(234)	(220)
Recognized net actuarial (gain)/loss	–	–
Net periodic pension cost (benefit)	$(82)	$(67)

No employer contributions were made for the three months ended February 29, 2008 and February 28, 2007, and no employer contributions are expected to be made for the Pension Plan in fiscal 2008.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute up to 15% of their eligible annual compensation.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $88 and $73 for the three months ended February 29, 2008 and February 28, 2007, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $288 and $243 for the three months ended February 29, 2008 and February 28, 2007, respectively.  Total matching and safe harbor contributions for fiscal 2008 are expected to approximate amounts funded in fiscal 2007.  Total matching and safe harbor contributions in fiscal 2007 were $1,061.

POSTRETIREMENT HEALTH CARE BENEFITS PLAN

We maintain a postretirement health care benefits plan (the “Retiree Health Plan”) for certain eligible employees over the age of 65.  On May 31, 2006, Retiree Health Plan eligibility was restricted to current retirees and those active employees that were retirement eligible as of that date (age 55 and 10 years of service or age 65). Contributions to the Retiree Health Plan are limited to approximately $2 per participant per year and are paid monthly on a fully insured basis.  Participants are required to pay any insurance premium amount in excess of the $2 employer contribution.   Employer contributions expected for fiscal 2008 are approximately $78.

Net periodic postretirement health care benefits cost for the three months ended February 29, 2008 and February 28, 2007, included the following components:

	2008	2007

Service cost	$5	$14
Interest cost	14	18
Amortization of prior service cost	–	4
Recognized net actuarial(gain)/loss	(24)	(4)
Net periodic postretirement benefits cost	$(5)	$32

17.  INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 29, 2008 was 35.6%, as compared to 34.5% for the three months ended February 28, 2007.

Undistributed earnings of Chattem Canada, our Canadian subsidiary, are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of accumulated earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).  For the three months ended February 29, 2008, Chattem Canada recognized a loss of approximately $147.

We adopted FIN 48 on December 1, 2007. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.  In connection with the adoption of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of $1,595, which is included in the accompanying consolidated financial statements as a reduction to retained earnings of $711 and an increase to deferred tax assets of $884.  We have a total unrecognized tax benefit of $2,180 as of December 1, 2007, which includes an estimate of related interest and penalties of $312.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,205.  We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.

During the first quarter of fiscal 2008 the total unrecognized tax benefit increased by $2,722, to $4,902 primarily as a result of deductions in amended tax returns related to certain elements of compensation.  It is reasonably possible that the amount of unrecognized tax benefit could increase by approximately $3,130, to approximately $8,032, during the next twelve months if certain elements of compensation are deducted in our 2007 federal and state tax returns.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to examinations by tax authorities related to U.S. federal income taxes for fiscal years before 2004, state income taxes for fiscal years before 2003 or non-U.S. income taxes for fiscal years before 2002.

18.  PRODUCT SEGMENT INFORMATION

Net sales within our single healthcare business segment for the three months ended February 29, 2008 and February 28, 2007 are as follows:

	2008	2007

Medicated skin care	$37,653	$27,833
Topical pain care	25,315	27,226
Oral care	15,772	8,487
Internal OTC	11,210	8,449
Medicated dandruff shampoos	10,579	10,296
Dietary supplements	5,374	8,030
Other OTC and toiletry products	5,412	4,302
Total domestic net sales	111,315	94,623
International revenues	9,458	6,208
Total revenues	$120,773	$100,831

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

On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  Although we discontinued the manufacturing and shipment of Dexatrim containing ephedrine after September 2002, the FDA's final rule resulted in lawsuits being filed against us alleging damages related to the use or purchase of Dexatrim containing ephedrine.  We have resolved all of the lawsuits against us alleging ingestion of Dexatrim containing ephedrine, including the previously disclosed Gunduz case.

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

On December 20, 2007, Avon Products, Inc. filed a patent infringement lawsuit against us in the U.S. District Court for the Southern District of New York alleging that our Bullfrog Mosquito Coast product infringes an Avon patent.  We dispute this claim and plan to defend this lawsuit vigorously.  As of April 1, 2008, we have not been served with this lawsuit.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product.  The recall is being conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of April 1, 2008, approximately 155 consumers have pending claims against us alleging some type of personal injury.  We are not aware of any Heat Therapy products liability lawsuits pending against us as of April 1, 2008.  We may receive lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning June 1, 2007, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $2,550 has been funded as of April 1, 2008.  We also have $25,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

On February 12, 2008, we recalled all lots of the medical device, Icy Hot Heat Therapy Air Activated Heat patch (Back and Arm, Neck and Leg) distributed since December 2006.  The recall was due to adverse events reports which associated the use of the products with temporary or medically reversible health consequences, skin irritation and burns.  The recall was voluntary and conducted with the full knowledge of the Food and Drug Administration.  On February 5-8, 2008, FDA conducted a medical device inspection of our manufacturing plant, manufacturing records, and consumer complaint handling system.  On February 8, 2008, the FDA issued a Form FDA-483 noting three inspectional observations pertaining to MDR reporting, device correction reports, and corrective and preventive action procedures.  We responded to the Form FDA-483 on February 14, 2008 committing to correct the cited observations.

In June 2007, the FDA published a final rule establishing regulations requiring current good manufacturing practices for dietary supplements.  This final rule becomes effective June 2008.

20.  CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of February 29, 2008 arose in conjunction with our Credit Facility and our issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 29, 2008 is $273,000.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

FEBRUARY 29, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$332	$512	$10,775	$—	$11,619
Accounts receivable, less allowances of $15,575	52,120	17,704	6,014	(17,704)	58,134
Interest receivable	90	650	(73)	(667)	—
Inventories	35,928	2,611	3,999	—	42,538
Deferred income taxes	7,421	—	42	—	7,463
Prepaid expenses and other current assets	5,661	—	235	(90)	5,806
Total current assets	101,552	21,477	20,992	(18,461)	125,560

PROPERTY, PLANT AND EQUIPMENT, NET	31,050	775	669	—	32,494

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,501	674,057	1,597	(62,290)	616,865
Debt issuance costs, net	14,223	—	—	—	14,223
Investment in subsidiaries	333,036	33,000	66,860	(432,896)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,292	—	508	—	4,800
Total other noncurrent assets	355,052	740,057	68,965	(528,186)	635,888

TOTAL ASSETS	$487,654	$762,309	$90,626	$(546,647)	$793,942

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$128,000	$—	$—	$—	$128,000
Accounts payable and other	18,695	—	1,987	—	20,682
Bank overdraft	2,850	—	—	—	2,850
Accrued liabilities	37,628	857	4,900	(18,461)	24,924
Total current liabilities	187,173	857	6,887	(18,461)	176,456

LONG-TERM DEBT, less current maturities	369,400	(1,200)	34,800	(33,000)	370,000

DEFERRED INCOME TAXES	(24,709)	48,966	—	—	24,257

OTHER NONCURRENT LIABILITIES	3,566	—	—	—	3,566

INTERCOMPANY ACCOUNTS	(267,422)	259,761	7,661	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,177	41,980	—	—	—	41,980
Share capital of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(16,688)	—	16,688	—
Retained earnings	179,817	140,909	(188)	(140,721)	179,817
Total	221,797	453,925	39,616	(493,541)	221,797
Cumulative other comprehensive income, net of taxes:
Interest rate cap adjustment	(3,320)	—	—	—	(3,320)
Foreign currency translation adjustment	1,177	—	1,662	(1,645)	1,194
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	219,646	453,925	41,278	(495,186)	219,663

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,654	$762,309	$90,626	$(546,647)	$793,942

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2007
(In thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,685	$590	$10,132	$—	$15,407
Accounts receivable, less allowances of $13,810	37,492	16,693	6,261	(16,693)	43,753
Interest receivable	101	625	(84)	(642)	—
Inventories	36,220	3,242	3,803	—	43,265
Deferred income taxes	6,709	—	41	—	6,750
Prepaid expenses and other current assets	1,913	—	302	(150)	2,065
Total current assets	87,120	21,150	20,455	(17,485)	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	30,902	775	672	—	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,482	674,058	1,560	(62,290)	616,810
Debt issuance costs, net	15,430	—	—	—	15,430
Investment in subsidiaries	336,936	33,000	66,860	(436,796)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,218	—	513	—	4,731
Total other noncurrent assets	360,066	740,058	68,933	(532,086)	636,971

TOTAL ASSETS	$478,088	$761,983	$90,060	$(549,571)	$780,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	16,439	—	1,800	—	18,239
Bank overdraft	7,584	—	—		7,584
Accrued liabilities	33,561	691	4,770	(17,485)	21,537
Total current liabilities	60,584	691	6,570	(17,485)	50,360

LONG-TERM DEBT, less current maturities	504,400	(1,200)	34,800	(33,000)	505,000

DEFERRED INCOME TAXES	(23,976)	45,032	—	—	21,056

OTHER NONCURRENT LIABILITIES	2,436	—	—	—	2,436

INTERCOMPANY ACCOUNTS	(267,058)	259,083	7,975	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued 19,092	36,800	—	—	—	36,800
Share capital of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(18,046)	(9,000)	27,046	—
Retained earnings	165,655	146,719	8,430	(155,149)	165,655
Total	202,455	458,377	39,234	(497,611)	202,455
Cumulative other comprehensive income, net of taxes:
Interest rate hedge adjustment	(1,747)	—	—	—	(1,747)
Foreign currency translation adjustment	1,002	—	1,481	(1,475)	1,008
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	201,702	458,377	40,715	(499,086)	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,088	$761,983	$90,060	$(549,571)	$780,560

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$110,464	$23,044	$6,071	$(18,806)	$120,773

COSTS AND EXPENSES:
Cost of sales	31,876	1,431	2,502	(1,076)	34,733
Advertising and promotion	30,760	1,822	1,914	—	34,496
Selling, general and administrative	14,741	110	615	—	15,466
Product recall expenses	5,555	—	488	—	6,043
Equity in subsidiary income	(11,994)	—	—	11,994	—
Total costs and expenses	70,938	3,363	5,519	10,918	90,738

INCOME FROM OPERATIONS	39,526	19,681	552	(29,724)	30,035

OTHER INCOME (EXPENSE):
Interest expense	(6,529)	—	(642)	619	(6,552)
Investment and other income, net	12	646	723	(1,244)	137
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(16,873)	(858)	—	17,731	—
Corporate allocations	509	(469)	(40)	—	—
Total other income (expense)	(23,407)	(681)	41	17,106	(6,941)

INCOME BEFORE INCOME TAXES	16,119	19,000	593	(12,618)	23,094

PROVISION FOR INCOME TAXES	1,246	6,764	211	—	8,221

NET INCOME	$14,873	$12,236	$382	$(12,618)	$14,873

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$88,217	$23,010	$5,337	$(15,733)	$100,831

COSTS AND EXPENSES:
Cost of sales	26,988	2,315	2,482	(805)	30,980
Advertising and promotion	24,147	2,880	1,760	—	28,787
Selling, general and administrative	12,211	(42)	242	—	12,411
Acquisition expenses	1,171	—	—	—	1,171
Equity in subsidiary income	(10,792)	—	—	10,792	—
Total costs and expenses	53,725	5,153	4,484	9,987	73,349

INCOME FROM OPERATIONS	34,492	17,857	853	(25,720)	27,482

OTHER INCOME (EXPENSE):
Interest expense	(7,190)	—	(665)	619	(7,236)
Investment and other income, net	403	636	798	(1,244)	593
Royalties	(13,622)	(1,306)	—	14,928	—
Corporate allocations	743	(727)	(16)	—	—
Total other income (expense)	(19,666)	(1,397)	117	14,303	(6,643)

INCOME BEFORE INCOME TAXES	14,826	16,460	970	(11,417)	20,839

PROVISION FOR INCOME TAXES	1,176	5,679	334	—	7,189

NET INCOME	$13,650	$10,781	$636	$(11,417)	$13,650

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$14,873	$12,236	$382	$(12,618)	$14,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,090	—	29	—	2,119
Deferred income taxes	500	3,934	(1)	—	4,433
Tax benefit realized from stock options exercised	(1,812)	—	—	—	(1,812)
Stock-based compensation expense	1,339	—	—	—	1,339
Loss on early extinguishment of debt	526	—	—	—	526
Other, net	109	—	3	—	112
Equity in subsidiary income	(12,618)	—	—	12,618	—
Changes in operating assets and liabilities:
Accounts receivable and other	(14,629)	(1,011)	248	1,011	(14,381)
Interest Receivable	10	(25)	(10)	25	—
Inventories	302	631	(196)	—	737
Prepaid expenses and other current assets	(3,752)	—	66	(60)	(3,746)
Accounts payable and accrued liabilities	6,542	166	315	(976)	6,047
Net cash provided by (used in) operating activities	(6,520)	15,931	836	—	10,247

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,258)	—	(13)	—	(1,271)
Change in other assets, net	(1,792)	—	136	—	(1,656)
Net cash provided by (used in) investing activities	(3,050)	—	123	—	(2,927)

FINANCING ACTIVITIES:
Repayment of long-term debt	(35,750)	—	—	—	(35,750)
Proceeds from borrowings under revolving credit facility	69,500	—	—	—	69,500
Repayment of revolving credit facility	(43,750)	—	—	—	(43,750)
Bank overdraft	(4,734)	—	—	—	(4,734)
Proceeds from exercise of stock options	2,057	—	—	—	2,057
Repurchase of common shares	(240)	—	—	—	(240)
Tax benefit realized from stock options exercised	1,812	—	—	—	1,812
Changes in intercompany accounts	259	679	(938)	—	—
Dividends paid	16,063	(16,688)	625	—	—
Net cash (used in) provided by financing activities	5,217	(16,009)	(313)	—	(11,105)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3)	—	(3)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	(4,353)	(78)	643	—	(3,788)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$332	$512	$10,775	$—	$11,619

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$13,650	$10,781	$636	$(11,417)	$13,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,005	—	24	—	2,029
Deferred income taxes	2,795	—	(1)	—	2,794
Tax benefit realized from stock options exercised	(3,013)	—	—	—	(3,013)
Stock-based compensation expense	1,204	—	—	—	1,204
Other, net	104	—	20	—	124
Equity in subsidiary income	(11,417)	—	—	11,417	—
Changes in operating assets and liabilities:
Accounts receivable and other	(22,855)	(5,521)	(357)	5,521	(23,212)
Inventories	43	(48)	363	—	358
Refundable income taxes	196	—	—	—	196
Prepaid expenses and other current assets	(402)	—	(109)	1,191	680
Accounts payable and accrued liabilities	18,635	173	3,031	(6,712)	15,127
Net cash provided by operating activities	945	5,385	3,607	—	9,937

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(451)	—	(2)	—	(453)
Acquisition of brands	(8,732)	(403,156)	—	—	(411,888)
Change in other assets, net	(405)	468	(89)	—	(26)
Net cash used in investing activities	(9,588)	(402,688)	(91)	—	(412,367)

FINANCING ACTIVITIES:
Intercompany debt proceeds (payments)	7,000	—	(7,000)	—	—
Proceeds from long-term debt	300,000	—	—	—	300,000
Proceeds from borrowings under revolving credit facility	39,000	—	—	—	39,000
Repayment of revolving credit facility	(9,000)	—	—	—	(9,000)
Bank overdraft	(3,719)	—	—	—	(3,719)
Proceeds from exercise of stock options	4,457	—	—	—	4,457
Increase in debt issuance costs	(6,079)	—	—	—	(6,079)
Tax benefit realized from stock options exercised	3,013	—	—	—	3,013
Changes in intercompany accounts	(398,503)	397,809	694	—	—
Dividends paid	—	(625)	625	—	—
Net cash (used in) provided by financing activities	(63,831)	397,184	(5,681)	—	327,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(20)	—	(20)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(72,474)	(119)	(2,185)	—	(74,778)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$7,724	$1,848	$6,177	$—	$15,749

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the SEC.

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Balmex and Cortizone – medicated skin care;

•	Icy Hot, Capzasin and Aspercreme – topical pain care;

•	ACT and Herpecin-L – oral care;

•	Unisom, Pamprin and Kaopectate – internal OTC;

•	Selsun Blue and Selsun Natural – medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment, and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 29% of our total revenues in the first quarter of fiscal 2008. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During the First Quarter of Fiscal 2008

Products

In the first quarter of fiscal 2008, we introduced the following product line extensions: Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion and Dexatrim Max Daytime Control.

Product Recall

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, we estimated approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our unaudited Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended
	February 29, 2008	February 28, 2007

TOTAL REVENUES	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	28.8	30.7
Advertising and promotion	28.6	28.5
Selling, general and administrative	12.8	12.3
Product recall expenses	5.0	—
Acquisition expenses	—	1.2
Total costs and expenses	75.2	72.7

INCOME FROM OPERATIONS	24.8	27.3

OTHER INCOME (EXPENSE):
Interest expense	(5.4)	(7.2)
Investment and other income, net	0.1	0.6
Loss on early extinguishment of debt	(0.4)	—
Total other income (expense)	(5.7)	(6.6)

INCOME BEFORE INCOME TAXES	19.1	20.7

PROVISION FOR INCOME TAXES	6.8	7.1

NET INCOME	12.3%	13.6%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the February 29, 2008 unaudited consolidated financial statements:

Allowance for Doubtful Accounts

As of February 29, 2008, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the first quarter of fiscal 2008, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million at both February 29, 2008 and November 30, 2007.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro-Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, an allowance for returns of $4.5 million was recorded as of November 30, 2007.  As of February 29, 2008, the allowance for Icy Hot Pro-Therapy returns is $4.0 million.

Our estimate of product returns for seasonal and non-seasonal products as of February 29, 2008 was $1.5 million and $1.2 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2007.  For the three months ended February 29, 2008, we increased our estimate of returns for seasonal products by $0.3 million, which resulted in a decrease to net sales in our consolidated financial statements.  For the three months ended February 29, 2008, we decreased our estimate of non-seasonal returns by approximately $0.1 million, which resulted in an increase to net sales in our consolidated financial statements.  During the three months ended February 28, 2007, we decreased our estimate of returns for seasonal products and non-seasonal returns by approximately $0.3 million and $0.2 million, respectively, which resulted in a increase to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.1 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of February 29, 2008, the coupon accrual and reserve for vendor allowances were $2.2 million and $7.3 million, respectively, and $1.9 million and $5.5 million, respectively, as of November 30, 2007.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48 on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 29, 2008 was 35.6%, as compared to 34.5% for the three months ended February 28, 2007.

Accounting for Acquisitions and Intangible Assets

We account for our acquisitions under the purchase method of accounting for business combinations as prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”).  Under SFAS 141, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values.

We account for our Intangible Assets in accordance with SFAS 142.  Under SFAS 142, intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income.  For example, the useful life of property, plant, and equipment acquired will differ substantially from the useful life of brand licenses and trademarks.  Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset or a value is assigned to an indefinite-lived asset, net income in a given period may be higher.

Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions.  An area that requires significant judgment is the fair value and useful lives of intangible assets.  In this process, we often obtain the assistance of a third party valuation firm for certain intangible assets.

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and non-compete agreements.  We have determined that our trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. The useful lives of our intangible assets are reviewed as circumstances dictate using the guidance of applicable accounting literature.

The value of our intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the intangible assets to its estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the intangible assets.  During the quarter ended November 30, 2007, we performed our annual impairment testing of these assets and no impairment or adjustment was required.

Fair Value Measurements

On December 1, 2007, we adopted SFAS No. 157.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.

SFAS 157 also establishes a framework for measuring fair value.  Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities.  If quoted market prices are not available, SFAS 157 provides guidance on alternative valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS 123R.  SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  The fair value of each stock option grant is estimated using a Flex Lattice Model.  The input assumptions used in determining fair value are the expected life of the stock options, the expected volatility of our common stock, the risk-free interest rate over the expected life of the option and the expected forfeiture rate of the options granted.  We recognize stock option compensation expense over the period during which an employee provides service in exchange for the award (the vesting period).

Comparison of Three Months Ended February 29, 2008 and February 28, 2007

To facilitate discussion of our operating results for the three months ended February 29, 2008 and February 28, 2007, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$111,315	$94,623	$16,692	17.6%
International revenues	9,458	6,208	3,250	52.4
Total revenues	120,773	100,831	19,942	19.8
Cost of sales	34,733	30,980	3,753	12.1
Advertising and promotion expense	34,496	28,787	5,709	19.8
Selling, general and administrative expense	15,466	12,411	3,055	24.6
Product recall expenses	6,043	—	6,043	100.0
Acquisition expenses	—	1,171	(1,171)	(100.0)
Interest expense	6,552	7,236	(684)	(9.5)
Loss on early extinguishment of debt	526	—	526	100.0
Net income	14,873	13,650	1,223	9.0

Domestic Net Sales

Domestic net sales in the first quarter of fiscal 2008 increased $16.7 million, or 17.6%, to $111.3 million from $94.6 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$37,653	$27,833	$9,820	35.3%
Topical pain care	25,315	27,226	(1,911)	(7.0)
Oral care	15,772	8,487	7,285	85.8
Internal OTC	11,210	8,449	2,761	32.7
Medicated dandruff shampoos	10,579	10,296	283	2.7
Dietary supplements	5,374	8,030	(2,656)	(33.1)
Other OTC and toiletry products	5,412	4,302	1,110	25.8
Total	$111,315	$94,623	$16,692	17.6

Net sales in the medicated skin care products category increased 35.3% for the first quarter of fiscal 2008 compared to the prior year quarter as a result of our ownership of the Cortizone-10 and Balmex brands for the three month period of the first quarter of fiscal 2008 as compared to two months of ownership in the first quarter of fiscal  2007, and increased net sales of Gold Bond, led by strong sales of Gold Bond Ultimate Softening Lotion and the launch of Gold Bond Restoring Lotion in the first quarter of fiscal 2008.

Net sales in the topical pain care category decreased 7.0% for the first quarter of fiscal 2008 compared to the prior year quarter, as a result of the launch and initial sell-in of Icy Hot Heat Therapy in the first quarter of fiscal 2007 and the discontinuance of shipments of Icy Hot Heat Therapy following the voluntary recall of the product announced on February 8,

2008.  These factors were offset in part by the launch and initial sell-in of Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion in the first quarter of fiscal 2008.

Net sales in the oral care products category increased 85.8% for the first quarter of fiscal 2008 compared to the prior year quarter as a result of our ownership of the ACT brand for the three month period of the first quarter of fiscal 2008 as compared to two months of ownership in the first quarter of fiscal 2007 and continued growth of ACT from additional product distribution and media support.

Net sales in the internal OTC category increased 32.7% for the first quarter of fiscal 2008 compared to the prior year quarter as a result of our ownership of the Unisom and Kaopectate brands for the three month period of the first quarter of fiscal 2008 as compared to two months of ownership in the first quarter of fiscal 2007.

Net sales in the medicated dandruff shampoos category increased 2.7% in the first quarter of fiscal 2008 compared to the prior year quarter resulting from the launch of Selsun Blue Naturals in the second quarter of fiscal 2007, offset by declines in the Selsun Salon line of products.

Net sales in the dietary supplements category decreased 33.1% for the first quarter of fiscal 2008 compared to the prior year quarter as a result of a 46.6% decrease in Dexatrim, resulting from increased competitive pressures in the category and the decline in sales of Dexatrim Max20.

Net sales in the other OTC and toiletry products category increased 25.8% for the first quarter of fiscal 2008 compared to the prior year quarter due primarily to the timing of shipments of Bullfrog.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the first quarter of fiscal 2008, international revenues increased $3.3 million, or 52.4%, compared to the first quarter of fiscal 2007, primarily due to increased sales in the Latin American market and the impact of the brands acquired in the J&J Acquisition on January 2, 2007 and the ACT Acquisition in the second quarter of fiscal 2007.

Cost of Sales

Cost of sales in the first quarter of fiscal 2008 was $34.7 million, a 12.1% increase over the same period of fiscal 2007, or 28.8% as a percentage of total revenues for the first quarter of fiscal 2008 as compared to 30.7% in the prior year quarter.  Gross margin for the first quarter of fiscal 2008 was 71.2% compared to 69.3% in the prior year quarter.  The increase in gross margin was largely attributable to the integration of manufacturing of certain of the acquired brands from the J&J Acquisition in the fourth quarter of fiscal 2007.

Advertising and Promotion Expense

Advertising and promotion expenses in the first quarter of fiscal 2008 increased $5.7 million, or 19.8%, as compared to the same quarter of fiscal 2007 and were 28.6% of total revenues in the first quarter of fiscal 2008 compared to 28.5% for the prior year quarter.  The increase in expense results from an increased planned media spend in fiscal 2008 and ownership of the brands acquired in the J&J Acquisition for the three-month period of the first quarter of fiscal 2008 as compared to two months of  ownership in the first quarter of fiscal 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $2.9 million, or 22.9%, compared to the prior year quarter.  Selling, general and administrative expenses were 12.8% and 12.3% of total revenues for the first quarter of fiscal 2008 and 2007, respectively.  The $2.9 million increase in expense is largely attributable to the increased freight costs associated with higher revenues.  In the first quarter of fiscal 2008, we absorbed certain transition service costs paid to Johnson & Johnson related to freight and administrative costs that were recorded as acquisition expenses in the first quarter of fiscal 2007.

Product Recall Expenses

The $6.0 million of product recall expenses in the first quarter of fiscal 2008 related to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  Based in part on consideration of on-hand inventory and retail point of sales data, the $6.0 million of product recall expenses relate to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.

Acquisition Expenses

Acquisition expenses of $1.2 million for the first quarter of fiscal 2007 reflect amounts paid to Johnson & Johnson for transition services, including consumer affairs, distribution and collection services, in connection with the J&J Acquisition.  The distribution and collection services were terminated in April 2007 and the consumer affairs services were terminated in June 2007.

Interest Expense

Interest expense decreased $0.7 million, or 9.5%, in the first quarter of fiscal 2008 as compared to the prior year quarter, reflecting payments made to reduce debt since the first quarter of fiscal 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on extinguishment of debt of $0.5 million.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $10.2 million and $9.9 million was provided by operations in the first quarter of fiscal 2008 and fiscal 2007, respectively.  The increase in cash flows from operations in the first quarter of fiscal 2008 as compared to the same prior year period was primarily attributable to the reduction in the change in accounts receivable offset by a reduction in the change in accounts payable and accrued liabilities.

Investing activities used cash of $2.9 million and $412.4 million in the first quarter of fiscal 2008 and fiscal 2007, respectively.  The reduction in cash used for investing activities in the first quarter of fiscal 2008 relates to the lack of an acquisition similar to the J&J Acquisition in the prior year period.

Financing activities used cash of $11.1 million and provided cash of $327.7 million in the first quarter of fiscal 2008 and 2007, respectively.  The decrease in cash provided was primarily attributable to repayment of debt in the current year period compared to the borrowings under the term loan portion and revolving credit facility of the Credit Facility in the prior year period which were used to fund the J&J Acquisition.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended February 29, 2008, the contingent conversion threshold of our 2.0% Convertible Notes was exceeded.  As a result, the 2.0% Convertible Notes are convertible at the option of the holder as of February 29, 2008 and, accordingly, have been classified as a current liability in our accompanying consolidated balance sheet as of February 29, 2008.  If holders elect to convert, we would be required to settle the principal amount of the notes in cash and the conversion premium in cash or shares of our common stock.  We would fund the repayment with existing cash and cash equivalents and additional borrowings.

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

As of February 29, 2008, we had $55.8 million of borrowings outstanding under our $100.0 million revolving credit facility portion of our Credit Facility.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the three months ended February 29, 2008 and February 28, 2007, these subsidiaries accounted for 5% and 5% of total revenues, respectively, and 2% and 2% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.    Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Losses resulting from foreign currency transactions are insignificant for the three months ended February 29, 2008 and February 28, 2007 and are included in selling, general and administrative expenses in the unaudited Consolidated Statements of Income.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  Additionally, in May 2007, the FASB published FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 is an amendment to FIN 48.  It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 are effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 and FSP FIN 48-1 at the beginning of the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  We adopted SFAS 157 effective December 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS 159 effective December 1, 2007 without choosing to elect to measure certain financial assets or liabilities at fair value that were not previously measured at fair value.  Thus there was no impact to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R provides guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about its business combinations and its effects.  SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, the intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008, with earlier application prohibited.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, and we are currently evaluating the impact.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Forward-looking statements may appear in writing in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q and the documents incorporated herein by reference include the following:

•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	our acquisition strategy is subject to risk and may not be successful;
•	our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to product liability claims;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Kaopectate brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of February 29, 2008, $55.8 million was outstanding under the revolving credit facility and $109.8 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.50%, or 5.70% as of February 29, 2008, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 6.13%, as of February 29, 2008.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  As of February 29, 2008, the decrease in fair value of $1.6 million, net of tax, was recorded to other comprehensive income and the swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

In April 2007, we entered into an interest rate cap (“cap”) agreement.  The cap has decreasing notional principal amounts beginning in May 2007 and a rate of 5.0% over the life of the agreement.  As of February 29, 2008, the value of the cap, as valued by a third party, is insignificant.  The cap agreement terminates in September 2008.

The impact on our results of operations of a one-point rate change on the April 1, 2008 outstanding revolving credit facility balance of $50.3 million and $109.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $1.0 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish and Greek subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included as a component of investment and other income in the accompanying consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.2 million as of February 29, 2008.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 29, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2007, other than the addition of the following risk factor.

Our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to additional product liability claims.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products.  The recall is being conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  We may receive lawsuits in the future alleging skin irritation and/or burns from use of our Heat Therapy products.  See our current Report on Form 8-K, filed on February 14, 2008, for additional information.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our first quarter of fiscal 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

December 1 – December 31	—	$—	—	64,546,467
January 1 – January 31	3,700	64.93	3,700	64,306,212
February 1 – February 29	—	—	—	64,306,212
Total First Quarter	3,700	$64.93	3,700	64,306,212

(1)	Average price paid per share includes broker commissions.

(2)
Effective November 29, 2005 our board of directors increased the total authorization to repurchase our common stock under our stock repurchase program to $30.0 million.  On June 26, 2006, our board of directors authorized the repurchase of up to an additional $100.0 million of our common stock under our existing stock repurchase program. There is no expiration date specified for our stock repurchase program.

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

CHATTEM, INC.
(Registrant)

Dated: April 8, 2008	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: April 8, 2008	By:	/s/ Robert B. Long
Robert B. Long
Vice President, Finance
(Principal Financial Officer)

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350