Form 10-Q
period 2008-05-31
CHATTEM INC
filed 2008-07-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008
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

YES ☑      NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☑

As of July 1, 2008, 18,768,759 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PART I.  FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	MAY 31, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$11,975	$15,407
Accounts receivable, less allowances of $14,296 at May 31, 2008 and $13,810 at November 30, 2007	55,445	43,753
Inventories	42,384	43,265
Deferred income taxes	7,050	6,750
Prepaid expenses and other current assets	2,240	2,065
Total current assets	119,094	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	32,556	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,601	616,810
Debt issuance costs, net	13,567	15,430
Other	5,131	4,731
Total other noncurrent assets	635,299	636,971

TOTAL ASSETS	$786,949	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	MAY 31, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and other	12,402	18,239
Bank overdraft	6,338	7,584
Accrued liabilities	19,264	21,537
Total current liabilities	41,004	50,360

LONG-TERM DEBT, less current maturities	483,688	505,000

DEFERRED INCOME TAXES	29,146	21,056

OTHER NONCURRENT LIABILITIES	2,221	2,436

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,997 at May 31, 2008 and 19,092 at November 30, 2007	31,140	36,800
Retained earnings	200,549	165,655
	231,689	202,455
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(1,959)	(1,747)
Foreign currency translation adjustment	1,168	1,008
Unrealized actuarial gains and losses	(8)	(8)
Total shareholders’ equity	230,890	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$786,949	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,

	2008	2007	2008	2007

TOTAL REVENUES	$116,716	$112,964	$237,489	$213,795

COSTS AND EXPENSES:
Cost of sales	32,641	35,095	67,374	66,075
Advertising and promotion	30,247	29,664	64,743	58,451
Selling, general and administrative	15,186	14,311	30,652	26,722
Product recall expenses	—	—	6,043	—
Acquisition expenses	—	886	—	2,057
Total costs and expenses	78,074	79,956	168,812	153,305

INCOME FROM OPERATIONS	38,642	33,008	68,677	60,490

OTHER INCOME (EXPENSE):
Interest expense	(6,565)	(8,319)	(13,117)	(15,555)
Investment and other income, net	116	291	253	884
Loss on early extinguishment of debt	—	(2,219)	(526)	(2,219)
Total other income (expense)	(6,449)	(10,247)	(13,390)	(16,890)

INCOME BEFORE INCOME TAXES	32,193	22,761	55,287	43,600

PROVISION FOR INCOME TAXES	11,461	7,853	19,682	15,042

NET INCOME	$20,732	$14,908	$35,605	$28,558

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,118	19,021	19,112	18,841
Weighted average and potential dilutive outstanding	19,518	19,359	19,592	19,237

NET INCOME PER COMMON SHARE:
Basic	$1.08	$.78	$1.86	$1.52
Diluted	$1.06	$.77	$1.82	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE SIX MONTHS ENDED
	MAY 31, 2008	MAY 31, 2007
OPERATING ACTIVITIES:
Net income	$35,605	$28,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,216	4,278
Deferred income taxes	8,898	6,647
Tax benefit realized from stock options exercised	(1,855)	(3,966)
Stock-based compensation	2,580	2,632
Loss on early extinguishment of debt	526	2,219
Other, net	135	117
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(11,692)	(21,976)
Inventories	906	3,255
Refundable income taxes	—	2,475
Prepaid expenses and other current assets	(180)	1,130
Accounts payable and accrued liabilities	(7,850)	18,006
Net cash provided by operating activities	31,289	43,375

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,466)	(1,580)
Acquisition of brands	—	(415,980)
(Increase) decrease in other assets, net	(1,140)	2,458
Net cash used in investing activities	(3,606)	(415,102)

FINANCING ACTIVITIES:
Repayment of long-term debt	(36,500)	(128,000)
Proceeds from long-term debt	—	400,000
Proceeds from borrowings under revolving credit facility	109,500	89,000
Repayments of revolving credit facility	(94,312)	(57,000)
Proceeds from exercise of stock options	2,165	8,434
Change in bank overdraft	(1,246)	(1,392)
Repurchase of common shares	(12,554)	—
Purchase of note hedge	—	(29,500)
Proceeds from issuance of warrant	—	17,430
Increase in debt issuance costs	—	(9,110)
Tax benefit realized from stock options exercised	1,855	3,966
Net cash provided by (used in) financing activities	(31,092)	293,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	29

CASH AND CASH EQUIVALENTS:
Decrease for the period	(3,432)	(77,870)
At beginning of period	15,407	90,527
At end of period	$11,975	$12,657

PAYMENTS FOR:
Interest	$11,489	$13,025
Taxes	$9,931	$6,434

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Additionally, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), an amendment to FIN 48.  FSP FIN 48-1 clarifies how an enterprise is to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective for fiscal years beginning after December 15, 2006.   As described in Note 17, we adopted the provisions of FIN 48 and FSP FIN 48-1 effective December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies when other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data (data not based on market observable information), establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  As described in Note 8, we adopted SFAS 157 effective December 1, 2007.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, or our fiscal 2009.  We are currently evaluating the impact of adopting the provisions of FSP 157-2.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures for derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal 2009.  We are currently evaluating the impact, if any, of SFAS 161.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments are to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments will be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  Upon adoption of FSP 14-1 on December 1, 2009, we will recognize the cumulative effect of the change in accounting principle for periods prior to December 1, 2009 that represents the cumulative amortization of the additional amounts to be recognized by FSP 14-1, reclassify from long-term debt to a component of equity the calculated equity component of our 2.0% Convertible Notes and 1.625% Convertible Notes, reclassify the deferred debt issuance costs allocated to equity issuance to a component of equity and restate the consolidated financial statements for any prior fiscal year presented to reflect the impact of FSP 14-1.  We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

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

We account for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

For the three and six months ended May 31, 2008, we recorded compensation expense related to stock options that reduced income from operations by $1,241 and $2,580, provision for income taxes by $442 and $918, net income by $799 and $1,662, basic net income per share by $.04 and $.09, respectively, and diluted net income per share by $.04 and $.08, respectively.  For the three and six months ended May 31, 2007, we recorded compensation expense related to stock options that reduced income from operations by $1,428 and $2,632, provision for income taxes by $493 and $908, net income by $935 and $1,724, and basic and diluted net income per share by $.05 and $.09, respectively.  The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $209 and $217 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of May 31, 2008 and 2007, respectively.

The weighted average grant-date fair value of stock options granted during the three and six months ended May 31, 2008 was $27.99, and for stock options granted during the three and six months ended May 31, 2007 was $24.50.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the six months ended May 31, 2008 and 2007:

	Six Months Ended May 31,
	2008	2007
Expected life	6.0 years	6.0 years
Volatility	36%	34%
Risk-free interest rate	3.84%	4.47%
Dividend yield	0%	0%
Forfeitures	0.3%	1.2%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on consideration of the historical and implied price volatility of our common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents our anticipated cash dividend over the expected life of the stock options.  In connection with using the Flex Lattice Model to determine the fair value of stock option grants, the forfeiture rate was determined by analyzing post vesting stock option activity for three separate groups (non-employee directors, officers and other employees).

A summary of stock option activity for the six months ended May 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2007	1,458	$40.43
Granted	362	70.92
Exercised	(90)	23.98
Cancelled	(2)	67.62

Outstanding at May 31, 2008	1,728	$47.65	5.0 years	$28,389

Exercisable at May 31, 2008	856	$35.86	4.5 years	$22,562

The total fair value of stock options that vested during the three months ended May 31, 2008 and 2007 was $1,249 and $1,450, respectively, and during the six months ended May 31, 2008 and 2007 was $2,605 and $2,665, respectively.  The total intrinsic value of stock options exercised during the three months ended May 31, 2008 and 2007 was $163 and $6,434, respectively, and during the six months ended May 31, 2008 and 2007 was $4,703 and $17,906, respectively.

As of May 31, 2008, we had $19,221 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3.1 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended May 31, 2008 and 2007 was $64 and $175, respectively, and for the six months ended May 31, 2008 and 2007 was $157 and $358, respectively.

Restricted share activity for the six months ended May 31, 2008 under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2007	9	$33.11
Granted	—	—
Vested	(5)	30.95
Forfeited	—	—
Nonvested at May 31, 2008	4	$35.37

As of May 31, 2008, we had $171 of unrecognized compensation cost related to restricted shares that will be recorded over a weighted average period of approximately 0.7 years.

5.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and six months ended May 31, 2008 and 2007, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007

NET INCOME	$20,732	$14,908	$35,605	$28,558

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,118	19,021	19,112	18,841
Issued upon assumed exercise of outstanding stock options	101	328	101	385
Issued upon assumed exercise of convertible notes	296	—	376	—
Effect of issuance of restricted common shares	3	10	3	11
Weighted average and potential dilutive outstanding (1)	19,518	19,359	19,592	19,237

NET INCOME PER COMMON SHARE:
Basic	$1.08	$.78	$1.86	$1.52
Diluted	$1.06	$.77	$1.82	$1.48

 (1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows: 528 and 168 shares for the three months ended May 31, 2008 and 2007, respectively, and 465 and 85 shares for the six months ended May 31, 2008 and 2007, respectively.

6.	LONG-TERM DEBT

Long-term debt consisted of the following as of May 31, 2008 and November 30, 2007:

	2008	2007
Revolving Credit Facility due 2010 at a variable rate of 4.16% and 6.19% as of May 31, 2008 and November 30, 2007, respectively	$45,188	$30,000
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 4.46% and 6.97% as of May 31, 2008 and November 30, 2007, respectively	109,000	145,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	486,688	508,000
Less: current maturities	3,000	3,000
Total long-term debt, net of current maturities	$483,688	$505,000

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

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of May 31, 2008 and November 30, 2007, we had $45,188 and $30,000, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of July 1, 2008, we had $52,188 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $47,812.

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

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually in May and November of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the initial conversion price per share, or $76.59 per share, for 20 of the last 30 consecutive trading days of the preceding fiscal quarter (the “prescribed measurement period”).  The evaluation of the classification of the 2.0% Convertible Notes occurs each fiscal quarter.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter of fiscal 2008, we retired a portion of the swap for approximately $270, which was recorded as additional interest expense in the accompanying consolidated statement of income.  As of May 31, 2008, we had $138,938 of LIBOR based borrowings hedged under the provisions of the swap.  During the six months ended May 31, 2008, the decrease in fair value of the swap of $532, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $2,351 is included in accrued liabilities, and the long-term portion of $1,217 is included in noncurrent liabilities.  As of May 31, 2008, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement terminates in January 2010.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement.  As of May 31, 2008, the value of the cap, as valued by a third party, is insignificant.  The cap agreement terminates in September 2008.

In April 2007, we completed a private offering of $100,000 of the 1.625% Convertible Notes to qualified institutional investors pursuant to Rule 144A under the Securities Act of 1933.  The 1.625% Convertible Notes bear interest at an annual rate of 1.625%, payable semi-annually in May and November of each year.  The 1.625% Convertible Notes are convertible into our common stock at an initial conversion price of $73.20 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the initial conversion price per share, or $95.16 per share, for the prescribed measurement period.  The evaluation of the classification of the 1.625% Convertible Notes occurs each fiscal quarter.

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

Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”), and EITF 01-6,  “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes has not been accounted for as a separate derivative. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The scheduled future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of May 31, 2008 are as follows:

2008	$1,500
2009	3,000
2010	48,188
2011	3,000
2012	3,000
Thereafter	428,000
$486,688

7.	ACQUISITION OF BRANDS

In January 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of our Credit Facility and through the use of a portion of the proceeds derived from the issuance of the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $1,573 of costs directly related to the acquisition.  The purchase price included $5,916 of inventory, $1,781 of assumed liabilities, $463 of equipment, $403,061 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  The value assigned each of the acquired brands was as follows:  ACT, $163,167; Unisom, $95,181; Cortizone-10, $124,318; Kaopectate, $11,653; and Balmex, $8,742.  Johnson & Johnson will continue to manufacture and supply certain of the products to us for a period of up to 18 months from the close of the acquisition, or such earlier date as we are able to move production to our facilities.  The price we pay Johnson & Johnson for these products is equivalent to the manufacturing cost, which includes all costs associated with the manufacturing and delivery of the product.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007 and 2008, the manufacturing of certain products was transferred to our facilities.  For a period of up to six months from the close of the acquisition, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During the three and six months ended May 31, 2007, we incurred $886 and $2,057, respectively, of expenses related to these transition services, which are recorded as acquisition expenses in the accompanying consolidated statements of income.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the period presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

Six Months Ended May 31, 2007

Total revenue	$222,976
Net income	29,341
Earnings per share – basic:	1.56
Earnings per share – diluted:	1.53

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of May 31, 2008:

	Fair Value Measurements as of May 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Available-for-sale securities (1)	$512	$—	$—	$512
Interest rate cap (2)	—	—	—	—

Liabilities
Interest rate swap (3)	$—	$3,568	$—	$3,568

(1)
Our available-for-sale securities are included in the accompanying consolidated balance sheet as an other noncurrent asset using the “market approach” valuation technique. This method uses prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities.

(2)
The interest rate cap is valued at an insignificant amount in the accompanying consolidated balance sheet as of May 31, 2008 and matures September 2008.  We value this financial instrument using the “Income Approach” valuation technique.  This method uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

(3)
The total fair value of the interest rate swap is partially classified as a current and a noncurrent liability as of May 31, 2008 and matures January 2010.  This financial instrument is valued using the “Income Approach” valuation technique as described above.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of May 31, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Shipping and handling costs of $3,986 and $3,163 are included in selling, general and administrative expenses for the three months ended May 31, 2008 and 2007, respectively, and $7,983 and $5,565 for the six months ended May 31, 2008 and 2007, respectively.

11.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,328 as of May 31, 2008 and November 30, 2007.  The gross carrying amount of intangible assets subject to amortization at May 31, 2008 and November 30, 2007, which consist primarily of non-compete agreements and distribution rights, was $6,503 and $6,053, respectively.  The related accumulated amortization of intangible assets at May 31, 2008 and November 30, 2007 was $3,231 and $2,797, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2008 and 2007 was $228 and $222, respectively, and for the six months ended May 31, 2008 and 2007 was $434 and $412, respectively.   Estimated annual amortization expense for these assets for the years ended November 30, 2009, 2010, 2011, 2012 and 2013 is $893, $873, $873, $155 and $23, respectively.

12.	INVENTORIES

Inventories consisted of the following as of May 31, 2008 and November 30, 2007:

	2008	2007

Raw materials and work in process	$17,571	$17,892
Finished goods	24,813	25,373
Total inventories	$42,384	$43,265

13.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of May 31, 2008 and November 30, 2007:

	2008	2007

Interest	$3,034	$3,510
Salaries, wages and commissions	2,991	6,209
Product advertising and promotion	2,767	3,051
Litigation settlement and legal fees	691	2,084
Income taxes payable	4,051	3,643
Product recall expenses	2,123	—
Interest rate swap	2,351	1,274
Other	1,256	1,766
Total accrued liabilities	$19,264	$21,537

14.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and six months ended May 31, 2008 and 2007, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007

Net income	$20,732	$14,908	$35,605	$28,558
Other – interest rate hedge adjustment	1,361	748	(212)	1,082
Other – foreign currency translation adjustment	(26)	282	160	211
Total	$22,067	$15,938	$35,553	$29,851

15.	STOCK REPURCHASE

 On April 30, 2008, our Board of Directors increased the repurchase authorization to a total of $100,000 of our common stock under the terms of our existing stock repurchase program.  In the three and six months ended May 31, 2008, we repurchased 183 and 187 shares of our common stock, respectively, for $12,314 and $12,554, respectively, at an average price per share of $67.04 and $67.00, respectively.  Subsequent to May 31, 2008, we repurchased 231 shares of our common stock for $13,773 at an average price per share of $59.65.  The repurchased shares were retired and returned to unissued.  As of July 1, 2008, the current amount available under the authorization from the Board of Directors was $73,913.

16.	POST RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act (“ERISA”).  Plan assets as of May 31, 2008 and November 30, 2007 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension cost for the three and six months ended May 31, 2008 and 2007 comprised the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007

Service cost	$—	$—	$—	$—
Interest cost	152	153	304	306
Expected return on plan assets	(234)	(220)	(468)	(440)
Recognized net actuarial (gain)/loss	—	—	—	—
Net periodic pension cost (benefit)	$(82)	$(67)	$(164)	$(134)

No employer contributions were made for the six months ended May 31, 2008 and 2007, and no employer contributions are expected to be made for the Pension Plan in fiscal 2008.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute up to 15% of their eligible annual compensation.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $62 and $63 for the three months ended May 31, 2008 and 2007, respectively, and $150 and $137 for the six months ended May 31, 2008 and 2007, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $169 and $160 for the three months ended May 31, 2008 and 2007, respectively and $457 and $403 for the six months ended May 31, 2008 and 2007, respectively.  Total matching and safe harbor contributions for fiscal 2008 are expected to approximate amounts funded in fiscal 2007.  Total matching and safe harbor contributions in fiscal 2007 were $1,061.

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

Net periodic postretirement health care benefits cost for the three and six months ended May 31, 2008 and 2007, included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007

Service cost	$5	$14	$10	$28
Interest cost	14	18	28	36
Amortization of prior service cost	—	4	—	8
Recognized net actuarial(gain)/loss	(24)	(4)	(48)	(8)
Net periodic postretirement benefits cost	$(5)	$32	$(10)	$64

17.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated tax rate for the six months ended May 31, 2008 and 2007 was 35.6% and 34.5%, respectively.

Undistributed earnings of Chattem Canada, our Canadian subsidiary, amounted to approximately $728 and $581 for the three and six months ended May 31, 2008, respectively.  These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of accumulated earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

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

The total unrecognized tax benefit as of May 31, 2008 is $5,380. It is reasonably possible that the amount of unrecognized tax benefit could increase by approximately $3,130, to approximately $8,510, during the next twelve months if certain elements of compensation are deducted in our 2007 federal and state tax returns.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to examinations by tax authorities related to U.S. federal income taxes for fiscal years before 2004, state income taxes for fiscal years before 2003 or non-U.S. income taxes for fiscal years before 2002.

18.	PRODUCT SEGMENT INFORMATION

Net sales within our single healthcare business segment for the three and six months ended May 31, 2008 and 2007 are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007
Medicated skin care	$34,471	$31,595	$72,124	$59,427
Topical pain care	24,772	24,927	50,087	52,153
Oral care	15,415	13,731	31,187	22,218
Internal OTC	13,274	12,014	24,484	20,463
Medicated dandruff shampoos	8,707	8,339	19,286	18,636
Dietary supplements	5,133	6,824	10,507	14,854
Other OTC and toiletry products	6,919	8,788	12,331	13,090
Total domestic sales	108,691	106,218	220,006	200,841
International revenues	8,025	6,746	17,483	12,954
Total revenues	$116,716	$112,964	$237,489	$213,795

19.	COMMITMENTS AND CONTINGENCIES

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

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  All claims in the settlement have been resolved and expenses of the trust have been paid.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  Although the court granted our motion to dissolve the settlement trust, we have continued the trust’s existence.  These funds are available in the event an additional PPA products liability lawsuit is filed against us.

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

On December 30, 2003, the United States Food and Drug Administration (“FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  We discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002 and have resolved all of the prior lawsuits  filed against us alleging injuries related to the ingestion of Dexatrim containing ephedrine.  However, we have received notification of 17 claims from individuals alleging that they developed pulmonary arterial hypertension as a result of ingesting Dexatrim containing ephedrine in 2000 through 2003.  We expect that some or all of these claimants may file lawsuits against us and we may be subject to additional claims or lawsuits.  If lawsuits are filed, we plan to vigorously defend these claims and believe that we have meritorious defenses, however, the outcome of any such potential litigation cannot be predicted.

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

On December 20, 2007, Avon Products, Inc. filed a patent infringement lawsuit against us in the U.S. District Court for the Southern District of New York alleging that our Bullfrog Mosquito Coast product infringes an Avon patent.  We dispute this claim and plan to defend this lawsuit vigorously.  As of July 1, 2008, we have not been served with this lawsuit.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  The recall is being conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of July 1, 2008, there were approximately 140 consumers with pending claims against us and two products liability lawsuits have been filed against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

Other claims, suits and complaints arise in the ordinary course of our business involving such matters as patents and trademarks, product liability, environmental matters, employment law issues and other alleged injuries or damage. The outcome of such litigation cannot be predicted, but, in the opinion of management, based in part upon assessments from counsel, all such other pending matters are without merit or are of such kind or involve such other amounts that are not reasonably estimable or would not have a material adverse effect on our financial position, results of operations or cash flows if disposed of unfavorably.

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.   For the current policy period beginning June 1, 2007 and extending through August 31, 2008, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $4,163 has been funded as of July 1, 2008.  We also have $25,000 of excess coverage through a third party reinsurance policy, which excludes coverage for our Dexatrim products containing ephedrine.

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

Certain of our topical analgesic products are currently marketed under a FDA tentative final external analgesic monograph. The FDA has proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support our product’s inclusion in the final monograph. We have also participated in an industry effort coordinated by Consumer Healthcare Products Association (“CHPA”) to establish with the FDA a protocol of additional research that will allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003. Thereafter, in April 2004, we launched the Icy Hot Sleeve, a flexible, non-occlusive fabric patch containing 16% menthol.  In February 2006, we launched the Capzasin Back & Body patch containing 0.025% capsaicin. In December 2007, we launched the Icy Hot PM Patch containing 0.025% capsaicin and 5% menthol.  All of these drug products contain levels of active ingredients consistent with levels permitted in the OTC monograph.  If additional research is required either as a preliminary to final FDA monograph approval and/or as a requirement of future individual product sale, we may need to invest in a considerable amount of costly testing and data analysis. Any preliminary expenditures may be shared with other patch manufacturers. Because the submissions made into the FDA docket have been forwarded from its OTC Division to its Dermatological Division within the Center for Drug Evaluation and Research (“CDER”), we are uncertain as to when this matter is likely to become final.  For example, the FDA could choose to hold in abeyance a final ruling on alternative dose forms even if the monograph is otherwise finalized.  If the final monograph excludes such products, we will have to file a new drug application (“NDA”) for previously marketed drugs in order to continue to market the Icy Hot and Aspercreme Patches, the Icy Hot Sleeve, the Capzasin Back & Body Patch and/or similar delivery systems under our other topical analgesic brands. In such case, we would likely have to remove the existing products from the market one year from the effective date of the final monograph, pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 18 months and would be a significant cost. It typically takes the FDA at least twelve months to rule on an NDA once it is submitted and there is no assurance that the NDA will be approved or that the FDA will not ask for more data or information.

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

In early 2005, infrequent, but serious, adverse cardiovascular events were reported to the FDA associated with patients who were prescribed a subclass of COX-2 inhibitor non-steroidal anti-inflammatory drugs (“NSAID’s”) for long periods to relieve pain of chronic diseases such as arthritis.  These products include Vioxx®, Bextra®, and Celebrex®.  In February 2005, the FDA held a joint advisory committee meeting to seek external counsel on the extent to which manufacturers might further warn patients of these cardiovascular risks on prescription product labeling, or prohibit sale of these prescription products.  As part of its response on this issue, the FDA has recommended labeling changes for both the prescription and OTC NSAID’s. Well-known OTC NSAID’s such as ibuprofen and naproxen, which have been sold in vast quantities since the 1970s, were affected by this regulatory action.   Manufacturers of OTC NSAID’s were asked to revise their labeling to provide more specific information about the potential cardiovascular and gastrointestinal risks recognizing the limited dose and duration of treatment of these products.  Our Pamprin All Day product, which contains naproxen sodium, is subject to these new labeling requirements.  Pamprin All Day is manufactured for us by The Perrigo Company (“Perrigo”), holder of an abbreviated NDA for naproxen sodium.  As holder of the abbreviated NDA, Perrigo made the mandated labeling changes within the time frame required by the FDA. Product with revised labeling compliant with new FDA regulations began shipping in February 2006.  We are also aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient also found in Pamprin and Prēmsyn PMS.  We are also aware that the FDA will revise acetaminophen labeling to reflect the concerns similar to NSAID analgesics such as naproxen.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern.   The FDA will address both issues in its effort to finalize the monograph on internal analgesic products.  We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure that will cause the industry to relabel its analgesic products to better inform consumers.  We anticipate some additional cost will be associated with this relabeling.

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

On February 8, 2008, we initiated a voluntary nationwide recall of all lots of the medical device, Icy Hot Heat Therapy Air Activated Heat patch (Back and Arm, Neck and Leg), including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product.  The recall was due to adverse events reports which associated the use of the products with temporary or medically reversible health consequences, skin irritation and burns.  The recall was voluntary and conducted with the full knowledge of FDA. On February 5-8, 2008, FDA conducted a medical device inspection of our manufacturing plant, manufacturing records, and consumer complaint handling system related to the manufacture and distribution of the Heat Therapy device.  On February 8, 2008, the FDA issued a Form FDA-483 noting three inspectional observations pertaining to medical device reporting, device correction reports, and corrective and preventive action procedures.  We responded to the Form FDA-483 on February 14 and February 20, 2008 committing to correct the cited observations. On June 10, 2008, we received a warning letter from FDA asserting the Heat Therapy devices are misbranded and adulterated based on the inspectional observations and requesting additional information to correct the observations.  On June 24, 2008, we responded to the warning letter addressing the noted violations and providing the requested documentation.  We believe our response responded fully to the warning letter, but we have not yet received a response from FDA acknowledging this and there is no assurance that FDA will be satisfied with our response.  We are no longer marketing the Icy Hot Heat Therapy products.

In June 2007, FDA published a final rule establishing regulations requiring current good manufacturing practices for dietary supplements.  This final rule, which became effective June 2008, implements new rules covering supplement production and process controls, packaging, labeling and consumer complaints, to ensure the quality and safety of finished dietary supplements.

20.	CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of May 31, 2008 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2008 is $261,688.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

MAY 31, 2008
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$893	$504	$10,578	$—	$11,975
Accounts receivable, less allowances of $14,296	48,885	17,604	6,559	(17,603)	55,445
Interest receivable	85	642	(68)	(659)	—
Inventories	36,657	1,853	3,874	—	42,384
Deferred income taxes	7,007	—	43	—	7,050
Prepaid expenses and other current assets	2,033	—	207	—	2,240
Total current assets	95,560	20,603	21,193	(18,262)	119,094

PROPERTY, PLANT AND EQUIPMENT, NET	31,065	775	716	—	32,556

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,273	674,057	1,561	(62,290)	616,601
Debt issuance costs, net	13,567	—	—	—	13,567
Investment in subsidiaries	328,345	33,000	66,860	(428,205)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,619	—	512	—	5,131
Total other noncurrent assets	349,804	740,057	68,933	(523,495)	635,299

TOTAL ASSETS	$476,429	$761,435	$90,842	$(541,757)	$786,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	10,429	—	1,973	—	12,402
Bank overdraft	6,338	—	—	—	6,338
Accrued liabilities	33,610	794	3,123	(18,263)	19,264
Total current liabilities	53,377	794	5,096	(18,263)	41,004

LONG-TERM DEBT, less current maturities	483,088	(1,200)	34,800	(33,000)	483,688

DEFERRED INCOME TAXES	(23,753)	52,899	—	—	29,146

OTHER NONCURRENT LIABILITIES	2,221	—	—	—	2,221

INTERCOMPANY ACCOUNTS	(269,379)	260,546	8,833	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,997	31,140	—	—	—	31,140
Shares of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(34,899)	—	34,899	—
Retained earnings	200,549	153,591	669	(154,260)	200,549
	231,689	448,396	40,473	(488,869)	231,689
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(1,959)	—	—	—	(1,959)
Foreign currency translation adjustment	1,153	—	1,640	(1,625)	1,168
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	230,875	448,396	42,113	(490,494)	230,890

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$476,429	$761,435	$90,842	$(541,757)	$786,949

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,685	$590	$10,132	$—	$15,407
Accounts receivable, less allowances of $13,810	37,492	16,693	6,261	(16,693)	43,753
Interest receivable	101	625	(84)	(642)	—
Inventories	36,220	3,242	3,803	—	43,265
Deferred income taxes	6,709	—	41	—	6,750
Prepaid expenses and other current assets	1,913	—	302	(150)	2,065
Total current assets	87,120	21,150	20,455	(17,485)	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	30,902	775	672	—	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,482	674,058	1,560	(62,290)	616,810
Debt issuance costs, net	15,430	—	—	—	15,430
Investment in subsidiaries	336,936	33,000	66,860	(436,796)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,218	—	513	—	4,731
Total other noncurrent assets	360,066	740,058	68,933	(532,086)	636,971

TOTAL ASSETS	$478,088	$761,983	$90,060	$(549,571)	$780,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	16,439	—	1,800	—	18,239
Bank overdraft	7,584	—	—	—	7,584
Accrued liabilities	33,561	691	4,770	(17,485)	21,537
Total current liabilities	60,584	691	6,570	(17,485)	50,360

LONG-TERM DEBT, less current maturities	504,400	(1,200)	34,800	(33,000)	505,000

DEFERRED INCOME TAXES	(23,976)	45,032	—	—	21,056

OTHER NONCURRENT LIABILITIES	2,436	—	—	—	2,436

INTERCOMPANY ACCOUNTS	(267,058)	259,083	7,975	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding, 19,092	36,800	—	—	—	36,800
Shares of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(18,046)	(9,000)	27,046	—
Retained earnings	165,655	146,719	8,430	(155,149)	165,655
	202,455	458,377	39,234	(497,611)	202,455
Cumulative other comprehensive income, net of taxes:
Interest rate hedge adjustment	(1,747)	—	—	—	(1,747)
Foreign currency translation adjustment	1,002	—	1,481	(1,475)	1,008
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	201,702	458,377	40,715	(499,086)	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,088	$761,983	$90,060	$(549,571)	$780,560

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$216,390	$46,210	$12,435	$(37,546)	$237,489

COSTS AND EXPENSES:
Cost of sales	61,020	2,387	5,638	(1,671)	67,374
Advertising and promotion	57,984	3,611	3,148	—	64,743
Selling, general and administrative	29,114	226	1,312	—	30,652
Product recall expenses	5,555	—	488	—	6,043
Equity in subsidiary income	(24,908)	—	—	24,908	—
Total costs and expenses	128,765	6,224	10,586	23,237	168,812

INCOME FROM OPERATIONS	87,625	39,986	1,849	(60,783)	68,677

OTHER INCOME (EXPENSE):
Interest expense	(13,112)	—	(1,285)	1,280	(13,117)
Investment and other income, net	58	1,285	1,440	(2,530)	253
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(34,224)	(1,652)	—	35,876	—
Corporate allocations	1,006	(926)	(80)	—	—
Total other income (expense)	(46,798)	(1,293)	75	34,626	(13,390)

INCOME BEFORE INCOME TAXES	40,827	38,693	1,924	(26,157)	55,287

PROVISION FOR INCOME TAXES	5,222	13,775	685	—	19,682

NET INCOME	$35,605	$24,918	$1,239	$(26,157)	$35,605

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$189,701	$47,237	$10,512	$(33,655)	$213,795

COSTS AND EXPENSES:
Cost of sales	58,130	4,413	4,895	(1,363)	66,075
Advertising and promotion	50,098	5,418	2,935	—	58,451
Selling, general and administrative	26,351	(391)	762	—	26,722
Acquisition expenses	2,057	—	—	—	2,057
Equity in subsidiary income	(23,385)	—	—	23,385	—
Total costs and expenses	113,251	9,440	8,592	22,022	153,305

INCOME FROM OPERATIONS	76,450	37,797	1,920	(55,677)	60,490

OTHER INCOME (EXPENSE):
Interest expense	(15,650)	—	(1,324)	1,419	(15,555)
Investment and other income, net	534	1,274	1,746	(2,670)	884
Loss on early extinguishment of debt	(2,219)	—	—	—	(2,219)
Royalties	(29,853)	(2,439)	—	32,292	—
Corporate allocations	1,363	(1,331)	(32)	—	—
Total other income (expense)	(45,825)	(2,496)	390	31,041	(16,890)

INCOME BEFORE INCOME TAXES	30,625	35,301	2,310	(24,636)	43,600

PROVISION FOR INCOME TAXES	2,067	12,178	797	—	15,042

NET INCOME	$28,558	$23,123	$1,513	$(24,636)	$28,558

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$35,605	$24,918	$1,239	$(26,157)	$35,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,152	—	64	—	4,216
Deferred income taxes	1,033	—	(2)	—	8,898
Tax benefit realized from stock options exercised	(1,855)	7,867	—	—	(1,855)
Stock-based compensation	2,580	—	—	—	2,580
Loss on early extinguishment of debt	526	—	—	—	526
Other, net	112	—	23	—	135
Equity in subsidiary income	(26,157)	—	—	26,157	—
Changes in operating assets and liabilities:
Accounts receivable	(11,393)	(911)	(299)	911	(11,692)
Interest Receivable	16	(16)	(16)	16	—
Inventories	(412)	1,389	(71)	—	906
Prepaid expenses and other current assets	(125)	—	95	(150)	(180)
Accounts payable and accrued liabilities	(5,701)	103	(1,475)	(777)	(7,850)
Net cash (used in) provided by operating activities	(1,619)	33,350	(442)	—	31,289

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,388)	—	(78)	—	(2,466)
(Increase) decrease in other assets, net	(1,271)	—	131	—	(1,140)
Net cash (used in) provided by investing activities	(3,659)	—	53	—	(3,606)

FINANCING ACTIVITIES:
Repayment of long-term debt	(36,500)	—	—	—	(36,500)
Proceeds from borrowings under revolving credit facility	109,500	—	—	—	109,500
Repayments of revolving credit facility	(94,312)	—	—	—	(94,312)
Proceeds from exercise of stock options	2,165	—	—	—	2,165
Change in bank overdraft	(1,246)	—	—	—	(1,246)
Repurchase of common shares	(12,554)	—	—	—	(12,554)
Tax benefit realized from stock options exercised	1,855	—	—	—	1,855
Changes in intercompany accounts	(1,071)	1,463	(392)	—	—
Dividends paid	33,649	(34,899)	1,250	—	—
Net cash (used in) provided by financing activities	1,486	(33,436)	858	—	(31,092)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(23)	—	(23)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(3,792)	(86)	446	—	(3,432)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$893	$504	$10,578	$—	$11,975

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$28,558	$23,123	$1,513	$(24,636)	$28,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,192	—	86	—	4,278
Deferred income taxes	6,648	—	(1)	—	6,647
Tax benefit realized from stock options	(3,966)	—	—	—	(3,966)
Stock-based compensation	2,632	—	—	—	2,632
Loss on early extinguishment of debt	2,219	—	—	—	2,219
Other, net	146	—	(29)	—	117
Equity in subsidiary income	(24,636)	—	—	24,636	—
Changes in operating assets and liabilities:
Accounts receivable	(21,229)	(7,953)	(747)	7,953	(21,976)
Interest Receivable	—	—	(182)	182	—
Inventories	3,001	92	162	—	3,255
Refundable income taxes	2,475	—	—	—	2,475
Prepaid expenses and other current assets	1,105	—	(5)	30	1,130
Accounts payable and accrued liabilities	23,492	(2)	2,681	(8,165)	18,006
Net cash provided by operating activities	24,637	15,260	3,478	—	43,375

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,501)	—	(79)	—	(1,580)
Purchases of trademarks and other product rights	(8,090)	(406,435)	(1,455)	—	(415,980)
Change in other assets, net	779	467	1,212	—	2,458
Net cash used in investing activities	(8,812)	(405,968)	(322)	—	(415,102)

FINANCING ACTIVITIES:
Repayment of long-term debt	(128,000)	—	—	—	(128,000)
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Proceeds from long–term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	89,000	—	—	—	89,000
Repayments of revolving credit facility	(57,000)	—	—	—	(57,000)
Change in bank overdraft	(1,392)	—	—	—	(1,392)
Proceeds from exercise of stock options	8,434	—	—	—	8,434
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrants	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,110)	—	—	—	(9,110)
Excess tax benefit from stock-based compensation	3,966	—	—	—	3,966
Changes in intercompany accounts	(392,290)	391,855	435	—	—
Dividends paid	—	(1,250)	1,250	—	—
Net cash (used in) provided by financing activities	(92,062)	389,405	(3,515)	—	293,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	29	—	29

CASH AND CASH EQUIVALENTS:
Decrease for the period	(76,237)	(1,303)	(330)	—	(77,870)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$3,961	$664	$8,032	$—	$12,657

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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Balmex and Cortizone-10 – medicated skin care;

•	Icy Hot, Capzasin and Aspercreme – topical pain care;

•	ACT and Herpecin-L – oral care;

•	Unisom, Pamprin and Kaopectate – internal OTC;

•	Selsun Blue and Selsun Natural – medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 27% of our total revenues in the first half of fiscal 2008. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During Fiscal 2008

Products

In the first half of fiscal 2008, we introduced the following product line extensions: Unisom Sleep Melts, Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion and Dexatrim Max Daytime Control.

Product Recall

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, during the first quarter of fiscal 2008 we recorded an estimate of approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  The remaining estimate for product recall expenses was $2.1 million as of May 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2008	2007	2008	2007

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	28.0	31.1	28.4	30.9
Advertising and promotion	25.9	26.2	27.3	27.3
Selling, general and administrative	13.0	12.7	12.9	12.5
Product recall expenses	—	—	2.5	—
Acquisition expenses	—	0.8	—	1.0
Total costs and expenses	66.9	70.8	71.1	71.7

INCOME FROM OPERATIONS	33.1	29.2	28.9	28.3

OTHER INCOME (EXPENSE):	(5.6)	(7.4)	(5.5)	(7.3)
Interest expense	0.1	0.3	0.1	0.4
Investment and other income, net	—	(2.0)	(0.2)	(1.0)
Loss on early extinguishment of debt	(5.5)	(9.1)	(5.6)	(7.9)
Total other income (expense)

INCOME BEFORE INCOME TAXES	27.6	20.1	23.3	20.4

PROVISION FOR INCOME TAXES	9.8	6.9	8.3	7.0

NET INCOME	17.8%	13.2%	15.0%	13.4%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the unaudited consolidated financial statements for the three and six months ended May 31, 2008.

Allowance for Doubtful Accounts

As of May 31, 2008, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the second quarter of fiscal 2008, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million at May 31, 2008 and November 30, 2007.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product return as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, an allowance for returns of $4.5 million was recorded as of November 30, 2007.  As of May 31, 2008, the allowance remaining for Icy Hot Pro Therapy returns is $2.8 million.

Our estimate of product returns for seasonal and non-seasonal products as of May 31, 2008 was $2.5 million and $1.1 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2007.  For the six months ended May 31, 2008, we increased our estimate of returns for seasonal products by approximately $1.3 million which resulted in a decrease to net sales in our consolidated financial statements and decreased our estimate for non-seasonal returns by approximately $0.2 million which resulted in an increase to net sales in our consolidated financial statements.  During the six months ended May 31, 2007, we increased our estimate of returns for seasonal products by approximately $1.3 million which resulted in a decrease to net sales in our consolidated financial statements and decreased our estimate for non-seasonal returns by approximately $0.1 million which resulted in an increase to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.1 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.5 million.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on an internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of May 31, 2008, the coupon accrual and reserve for vendor allowances were $1.9 million and $6.4 million, respectively and $2.0 million and $5.9 million, respectively as of May 31, 2007.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by approximately $0.1 million.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48 on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated tax rate for the six months ended May 31, 2008 was 35.6%, as compared to 34.5% for the six months ended May 31, 2007.

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

Fair Value Measurements

On December 1, 2007, we adopted SFAS 157, which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.

SFAS 157 also establishes a framework for measuring fair value.  Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities.  If quoted market prices are not available, SFAS 157 provides guidance on alternative valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS 123R, which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  The fair value of each stock option grant is estimated using a Flex Lattice Model.  The input assumptions used in determining fair value are the expected life of the stock options, the expected volatility of our common stock, the risk-free interest rate over the expected life of the option and the expected forfeiture rate of the options granted.  We recognize stock option compensation expense over the period during which an employee provides service in exchange for the award (the vesting period).

Comparison of Three Months Ended May 31, 2008 and 2007

To facilitate discussion of our operating results for the three months ended May 31, 2008 and 2007, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$108,691	$106,218	$2,473	2.3%
International revenues (including royalties)	8,025	6,746	1,279	19.0
Total revenues	116,716	112,964	3,752	3.3
Cost of sales	32,641	35,095	(2,454)	(7.0)
Advertising and promotion expense	30,247	29,664	583	2.0
Selling, general and administrative expense	15,186	14,311	875	6.1
Acquisition expenses	—	886	(886)	(100.0)
Interest expense	6,565	8,319	(1,754)	(21.1)
Loss on early extinguishment of debt	—	2,219	(2,219)	(100.0)
Net income	20,732	14,908	5,824	39.1

Domestic Net Sales

Domestic net sales for the three months ended May 31, 2008 increased $2.5 million, or 2.3%, to $108.7 million from $106.2 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$34,471	$31,595	$2,876	9.1%
Topical pain care	24,772	24,927	(155)	(0.6)
Oral care	15,415	13,731	1,684	12.3
Internal OTC	13,274	12,014	1,260	10.5
Medicated dandruff shampoos	8,707	8,339	368	4.4
Dietary supplements	5,133	6,824	(1,691)	(24.8)
Other OTC and toiletry products	6,919	8,788	(1,869)	(21.3)
Total	$108,691	$106,218	$2,473	2.3

Net sales in the medicated skin care category increased $2.9 million, or 9.1%, in the second quarter of fiscal 2008 compared to the prior year quarter.  Net sales of Gold Bond increased 12.4% compared to the prior year quarter, led by sales of Gold Bond Ultimate Restoring Lotion, launched in the first quarter of fiscal 2008, and increased sales of Gold Bond Ultimate Softening Lotion.  Continued growth of the Cortizone-10 brand due to the launch of Cortizone-10 Intensive Healing in the first quarter of fiscal 2008 also contributed to the increase in net sales in this category.

Net sales in the topical pain care category decreased $0.2 million, or 0.6%, for the second quarter of fiscal 2008 compared to the same prior year quarter, due primarily to the discontinuance of shipments of Icy Hot Heat Therapy following the February 8, 2008 voluntary recall of the product, and continued sales declines of Icy Hot Pro Therapy. Excluding sales of Icy Hot Heat Therapy and Icy Hot Pro Therapy, the category increased 12.0% compared to the prior year quarter, led by the new products introduced in the first quarter of fiscal 2008, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion.

Net sales in the oral care category increased $1.7 million, or 12.3%, in the second quarter of fiscal 2008 compared to the prior year quarter.  This increase was led by the continued growth of ACT resulting from additional product distribution and advertising support.

Net sales in the internal OTC category increased $1.3 million, or 10.5%, in the second quarter of fiscal 2008 compared to the prior year quarter.  This increase was led by the introduction of Unisom Sleep Melts in the second quarter of fiscal 2008.

Net sales in the medicated dandruff shampoos category increased $0.4 million, or 4.4%, in the second quarter of fiscal 2008 compared to the prior year quarter primarily resulting from sales of Selsun Blue Naturals, which was introduced in the second quarter of fiscal 2007 and partially offset by declining sales of Selsun Salon.

Net sales in the dietary supplements category decreased $1.7 million, or 24.8%, for the second quarter of fiscal 2008 compared to the prior year quarter.  Net sales of Dexatrim decreased 43.2% primarily resulting from increased competitive pressures in the category and the decline in sales of Dexatrim Max2O, partially offset by the launch of Dexatrim Max Daytime Control in the first quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category decreased $1.9 million, or 21.3%, in the second quarter of fiscal 2008 compared to the prior year quarter primarily due to reduced sales of Bullfrog and the early shipments of Bullfrog in the first quarter of fiscal 2008 compared to the prior year quarter.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008.

International Revenues

For the second quarter of fiscal 2008, international revenues increased $1.3 million, or 19.0%, compared to the second quarter of fiscal 2007 due principally to the fluctuation of currency exchange rates in the second quarter of fiscal 2008 compared to the currency exchange rates in the prior year quarter, along with the timing of sales to certain customers in the quarter compared to the prior year quarter.

Cost of Sales

Cost of sales in the second quarter of fiscal 2008 was $32.6 million, or 28.0% as a percentage of total revenues for the second quarter of fiscal 2008 compared to 31.1% in the prior year quarter resulting in gross margin for the second quarter of fiscal 2008 of 72.0% compared to 68.9% in the prior year quarter.  The increase in gross margin was largely attributable to the fourth quarter of fiscal 2007 integration of manufacturing of certain of the acquired brands from the J&J Acquisition.

Advertising and Promotion Expense

Advertising and promotion expenses in the second quarter of fiscal 2008 increased $0.6 million, or 2.0%, compared to the prior year quarter and were 25.9% of total revenues in the second quarter of fiscal 2008 compared to 26.2% for the prior year quarter.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflects the leverage of the fixed cost component of our advertising and promotion expenditures and our advertising costs not increasing commensurate with the percentage increase in domestic net sales.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the second quarter of fiscal 2008 increased $0.9 million, or 6.1%, compared to the prior year quarter.  Selling, general and administrative expenses were 13.0% and 12.7% of total revenues for the second quarter of fiscal 2008 and 2007, respectively.  The increase in selling, general and administrative expenses as a percentage of total revenues was largely attributable to the absorption of transition service costs similar to those paid to Johnson & Johnson related to freight and administrative costs that were recorded as acquisition expenses in the second quarter of fiscal 2007 and higher transportation costs.

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

Interest Expense

Interest expense decreased $1.8 million, or 21.1%, in the second quarter of fiscal 2008 compared to the prior year quarter reflecting the repayment of the principal portion of debt since the second quarter of fiscal 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the second quarter of fiscal 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2.2 million during the second quarter of fiscal 2007.  No corresponding charge was incurred in the second quarter of fiscal 2008.

Comparison of Six Months Ended May 31, 2008 and 2007

To facilitate discussion of our operating results for the six months ended May 31, 2008 and 2007, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$220,006	$200,841	$19,165	9.5%
International revenues (including royalties)	17,483	12,954	4,529	35.0
Total revenues	237,489	213,795	23,694	11.1
Cost of sales	67,374	66,075	1,299	2.0
Advertising and promotion expense	64,743	58,451	6,292	10.8
Selling, general and administrative expense	30,652	26,722	3,930	14.7
Product recall expenses	6,043	—	6,043	100.0
Acquisition expenses	—	2,057	(2,057)	(100.0)
Interest expense	13,117	15,555	(2,438)	(15.7)
Loss on early extinguishment of debt	526	2,219	(1,693)	(76.3)
Net income	35,605	28,558	7,047	24.7

Domestic Net Sales

Domestic net sales for the six months ended May 31, 2008 increased $19.2 million, or 9.5%, compared to the same period in fiscal 2007.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$72,124	$59,427	$12,697	21.4%
Topical pain care	50,087	52,153	(2,066)	(4.0)
Oral Care	31,187	22,218	8,969	40.4
Internal OTC	24,484	20,463	4,021	19.7
Medicated dandruff shampoos	19,286	18,636	650	3.5
Dietary supplements	10,507	14,854	(4,347)	(29.3)
Other OTC and toiletry products	12,331	13,090	(759)	(5.8)
Total	$220,006	$200,841	$19,165	9.5

Net sales in the medicated skin care category increased $12.7 million, or 21.4%, for the first six months of fiscal 2008 compared to the same period in fiscal 2007 as a result of our ownership of the Cortizone-10 and Balmex brands for the six month period of fiscal 2008 compared to five months of ownership in the same period of fiscal 2007, the launch of Gold Bond Ultimate Restoring Lotion and Cortizone-10 Intensive Healing in the first quarter of fiscal 2008, and the continued success of Gold Bond Ultimate Softening Lotion.

Net sales in the topical pain care products category decreased $2.1 million, or 4.0%, for the first six months of fiscal 2008 compared to the same period in fiscal 2007, principally as a result of the discontinuance of shipments of Icy Hot Heat Therapy following our February 8, 2008 voluntary recall of the product, and the continued decline of Icy Hot Pro Therapy sales. Excluding sales of Icy Hot Heat Therapy and Icy Hot Pro Therapy, sales in the category increased 6.7% compared to the prior year period, led by the new products introduced in the first quarter of fiscal 2008, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion.

Net sales in the oral care category increased $9.0 million, or 40.4%, for the first six months of fiscal 2008 compared to the same period in 2007.  The increase results from our ownership of the ACT brand for the six month period of the first half of fiscal 2008 compared to five months of ownership in the same period of fiscal 2007 and growth of ACT resulting from additional product distribution and advertising support.

Net sales in the internal OTC category increased $4.0 million, or 19.7%, for the first six months of fiscal 2008 compared to the same period in 2007 as a result of our ownership of the Unisom and Kaopectate brands for the six month period of the first half of fiscal 2008 compared to five months of ownership in the same period of fiscal 2007 and the introduction of Unisom Sleep Melts in the second quarter of fiscal 2008.

Net sales in the medicated dandruff shampoos category increased $0.7 million, or 3.5%, for the first six months of fiscal 2008 compared to the same period in 2007 primarily resulting from sales of Selsun Blue Naturals, which was introduced in the second quarter of fiscal 2007 and partially offset by declining sales of Selsun Salon.

Net sales in the dietary supplements category decreased $4.3 million, or 29.3%, for the first six months of fiscal 2008 compared to the same period in 2007.  Net sales of Dexatrim decreased 45.0% primarily resulting from increased competitive pressures in the category and the decline in sales of Dexatrim Max2O, partially offset by the launch of Dexatrim Max Daytime Control in the first quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category decreased $0.8 million, or 5.8%, for the first six months of fiscal 2008 compared to the same period in fiscal 2007 primarily due to lower sales of Bullfrog.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008.

International Revenues

For the six months ended May 31, 2008, international revenues increased $4.5 million, or 35.0%, compared to the same period in fiscal 2007 primarily due to increased sales in the Latin American market from the brands acquired in the J&J Acquisition in January 2007, the ACT Acquisition in May 2007 and the fluctuation of currency exchange rates in the first half of fiscal 2008 compared to the currency exchange rates in the comparable prior year period.

Cost of Sales

Cost of sales for the six months ended May 31, 2008 was 28.4% as a percentage of total revenues compared to 30.9% in the prior year period and gross margin for the same period of fiscal 2008 was 71.6% compared to 69.1% in the prior year period.  The increase in gross margin was largely attributable to the fourth quarter of fiscal 2007 integration of the manufacturing of certain of the acquired brands from the J&J Acquisition.

Advertising and Promotion Expense

Advertising and promotion expenses for the six months ended May 31, 2008 increased $6.3 million, or 10.8%, compared to the same period in fiscal 2007 and were 27.3% of total revenues for the six months ended May 31, 2008 and 2007.  The increase in advertising and promotion expenses results from higher expected expenditures for advertising and promotion in fiscal 2008 and ownership of the brands acquired in the J&J Acquisition for the six month period ended May 31, 2008 as compared to five months of ownership in the same period in 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended May 31, 2008 increased $3.9 million, or 14.7%, compared to the same period of fiscal 2007 and were 12.9% and 12.5% of total revenues for the six months ended May 31, 2008 and 2007, respectively.  The increase in selling, general and administrative expenses as a percentage of total revenues was largely attributable to the absorption of transition service costs similar to those paid to Johnson & Johnson related to freight and administrative costs that were recorded as acquisition expenses in the comparable period of fiscal 2007 and higher transportation costs.

Product Recall Expenses

The $6.0 million of product recall expenses in the first half of fiscal 2008 related to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  The product recall expenses include product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  The estimate was made by management based on consideration of on-hand inventory and retail point of sales data.  As of May 31, 2008, the remaining estimate for product recall expenses was $2.1 million.

Acquisition Expenses

Acquisition expenses of $2.1 million were recorded in the first half of fiscal 2007 related to transition services provided by Johnson & Johnson under a transition services agreement entered into in connection with the J&J Acquisition.  The transition services provided by Johnson & Johnson included consumer affairs, distribution and collection services, which included related financial accounting and reporting services.  The distribution and collection services were terminated in April 2007 and the consumer affairs services were terminated in June 2007.

Interest Expense

Interest expense decreased $2.4 million, or 15.7%, for the six months ended May 31, 2008 compared to the same period in fiscal 2007 reflecting the repayment of principal since May 31, 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the first quarter of fiscal 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on extinguishment of debt of $0.5 million.  During the second quarter of fiscal 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $2.2 million during the second quarter of fiscal 2007.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $31.3 million and $43.4 million was provided by operations for the six months ended May 31, 2008 and 2007, respectively.  The decrease in cash flows from operations over the prior year period was primarily attributable to decreased accounts payable and accrued liabilities and accounts receivable, partially offset by increased net income.

Investing activities used cash of $3.6 million and $415.1 million in the six months ended May 31, 2008 and 2007, respectively.  The reduction in cash used for investing activities in the six months ended May 31, 2008 relates to the absence of an acquisition in the 2008 period compared to the J&J Acquisition and ACT Acquisition in the prior year period.

Financing activities used cash of $31.1 million and provided cash of $293.8 million in the six months ended May 31, 2008 and 2007, respectively.  The decrease in cash provided was primarily attributable to amounts borrowed in the prior year period to fund the J&J Acquisition.

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

As of May 31, 2008, we had $45.2 million of borrowings outstanding under our $100.0 million revolving credit facility portion of our Credit Facility.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Effective November 1, 2004, we transitioned our European business to Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  The functional currencies of these subsidiaries are Canadian dollars and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the six months ended May 31, 2008 and 2007, these subsidiaries accounted for 5% of total revenues in each period, and 3% and 2% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K. or Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries. Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  An insignificant gain and a gain of $0.1 million for the six months ended May 31, 2008 and 2007, respectively, resulted from foreign currency transactions and are included in selling, general and administrative expenses in the unaudited Consolidated Statements of Income.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”)  No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Additionally, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), an amendment to FIN 48.  FSP FIN 48-1 clarifies how an enterprise is to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective for fiscal years beginning after December 15, 2006.   As described in Note 17, we adopted the provisions of FIN 48 and FSP FIN 48-1 effective December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies when other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data (data not based on market observable information), establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  As described in Note 8, we adopted SFAS 157 effective December 1, 2007.

In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008, or our fiscal 2009.  We are currently evaluating the impact of adopting the provisions of FSP 157-2.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures for derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal 2009.  We are currently evaluating the impact, if any, of SFAS 161.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments are to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments will be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.  Upon adoption of FSP 14-1 on December 1, 2009, we will recognize the cumulative effect of the change in accounting principle for periods prior to December 1, 2009 that represents the cumulative amortization of the additional amounts to be recognized by FSP 14-1, reclassify from long-term debt to a component of equity the calculated equity component of our 2.0% Convertible Notes and 1.625% Convertible Notes, reclassify the deferred debt issuance costs allocated to equity issuance to a component of equity and restate the consolidated financial statements for any prior fiscal year presented to reflect the impact of FSP 14-1.  We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Forward-looking statements may appear in writing in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q and the documents incorporated herein by reference include the following:

•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	our acquisition strategy is subject to risk and may not be successful;
•	our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to product liability claims;
•	we have received claims that allege personal injury from ingestion of Dexatrim containing ephedrine in 2000 and 2003;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Kaopectate brands;

•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of May 31, 2008, $45.2 million was outstanding under the revolving credit facility and $109.0 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.25%, or 4.16% as of May 31, 2008, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 4.46%, as of May 31, 2008.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of May 31, 2008, the decrease in fair value of $0.5 million, net of tax, was recorded to other comprehensive income and the swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

In April 2007, we entered into an interest rate cap (“cap”) agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a cap rate of 5.0% over the life of the agreement.  As of May 31, 2008, the value of the cap, as valued by a third party, is insignificant. The cap agreement terminates in September 2008.

The impact on our results of operations of a one-point rate change on the July 1, 2008 outstanding revolving credit facility balance of $52.2 million and $108.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $1.0 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish and Greek subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included as a component of investment and other income in the accompanying consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.4 million as of May 31, 2008.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

We have received claims that allege personal injury from ingestion of Dexatrim containing ephedrine in 2000 through 2003.

We expect that some or all of these claimants may file lawsuits against us.  If the lawsuits are filed, we plan to vigorously defend these claims.  If notwithstanding our defenses these or other product liability claims are resolved in favor of the claimants, it could have a material adverse effect on our results of operation and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) A summary of the common stock repurchase activity for our second quarter of fiscal 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)

March 1– March 31	—	$—	—	$64,306,212
April 1 – April 30	—	—	—	100,000,000
May 1 – May 31	183,681	67.04	183,681	87,686,314
Total Second Quarter	183,681	$67.04	183,681	$87,686,314

(1)	Average price paid per share includes broker commissions.
(2)
On April 30, 2008, our Board of Directors increased the authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.  There is no expiration date specified for our stock buyback program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 9, 2008 in Chattanooga, Tennessee.  At the meeting, the following items were submitted to a vote of shareholders:

(1)
The following persons were elected as directors to serve for a three-year term:  Samuel E. Allen (15,897,757 votes for and 759,318 votes withheld), Ruth W. Brinkley (16,375,630 votes for and 281,445 votes withheld), and Philip H. Sanford (16,375,438 votes for and 281,637 votes withheld).  Other directors whose terms of office continued after the annual meeting are: Gary D. Chazen, Robert E. Bosworth, Zan Guerry and Bill W. Stacy.

(2)	Approval of the Chattem, Inc. Annual Cash Incentive Plan (16,222,887 votes for; 398,319 votes against; and 35,868 abstentions).
(3)	Ratification of Grant Thornton, LLP as the Company’s independent auditors for fiscal 2008 (16,646,844 votes for; 6,253 votes against; and 3,978 abstentions).

Item 5.  Other Information

On July 8, 2008, we entered into amended and restated agreements with certain of our officers, including certain of our named executive officers, concerning the terms of their existing employment and severance agreements, as applicable, to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and to make certain other updating changes and clarifications. These agreements (collectively, the “Restated Agreements”) consist of (i) the Amended and Restated Employment Agreement (the “Restated Employment Agreement”) with Zan Guerry, our Chairman and Chief Executive Officer, (ii) the Second Amended and Restated Severance Agreement (the “Restated Severance Agreement”) with Mr. Guerry, and (iii) the Second Amended and Restated Non-Competition and Severance Agreements (the “Restated Non-Competition and Severance Agreements”) with the following officers (collectively, the “Officers”):  Robert E. Bosworth, President and Chief Operating Officer; Theodore K. Whitfield, Jr., Vice President, General Counsel and Secretary; Andrea M. Crouch, Vice President – Brand Management; Ron Galante, Vice President – New Business Development; B. Derrill Pitts, Vice President – Operations; J. Blair Ramey, Vice President – Marketing; and Charles M. Stafford, Vice President – Sales.  Also on July 8, 2008, we entered into new Non-Competition and Severance Agreements (the “New Non-Competition and Severance Agreements”) with each of the following officers:  Robert B. Long, Vice President – Finance; Joseph J. Czerwinski, Vice President – Product Development; and John L. Stroud, Vice President – Marketing.

Section 409A of the Code imposes various substantive limitations on the terms of nonqualified deferred compensation arrangements, which can be deemed to include employment agreements and change in control and severance agreements.  Section 409A imposes penalty taxes on the officers receiving payments under arrangements that do not comply with the requirements of Section 409A.

Copies of the Restated Employment Agreement, the Restated Severance Agreement, the form of the Restated Non-Competition and Severance Agreements and the form of the New Non-Competition and Severance Agreements are attached hereto as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively, and are incorporated herein by reference thereto.  A brief description of the terms and conditions of each Restated Agreement, which replaces the prior agreement between us and the officer, and of the New Non-Competition and Severance Agreement is set forth below and is qualified in its entirety by reference to the full text of the applicable agreement.

Restated Employment Agreement with Mr. Guerry

The Restated Employment Agreement is intended to secure the long-term commitment of Mr. Guerry to remain in our employ and impose restrictions on competitive activities should he leave our employment for any reason.  The Restated Employment Agreement provides for a base salary as adjusted from time to time by the Compensation Committee (the “Committee”) of our Board of Directors and his participation in our annual bonus plan and stock option plans as determined from time to time by the Committee.  Under the terms of the Restated Employment Agreement, Mr. Guerry is prohibited from competing with us with respect to certain of our products or using confidential information (other than trade secrets, which must be maintained confidential for so long as the information remains a trade secret, as indicated below) for a period of 18 months after termination of employment.  In addition, depending upon the event triggering termination of employment, Mr. Guerry would be entitled to receive certain levels of benefits described in the Restated Employment Agreement.

The Restated Employment Agreement is consistent with Mr. Guerry’s prior employment agreement, except for the following amendments (among other clarifying changes):

•
Addition of a requirement that initial severance payments accrue and be paid in a lump sum on the first day of the seventh month after the date of termination of employment (or, if earlier, the date of death) in compliance with Section 409A of the Code with subsequent payments to be made in the time and manner otherwise required under the agreement.

•
Clarification of the health, medical and life insurance benefits payable to Mr. Guerry in the event of termination without cause, and conformance of the provision of such benefits with COBRA requirements and the requirements of Section 409A of the Code.

•	An update of the description of the Company’s current business and market for purposes of clarifying the non-competition restrictions contained in the agreement.
•
Clarification of the definition of confidential information and trade secrets under the agreement and specification that trade secrets shall be maintained as confidential for so long as the information remains a trade secret.

Restated Severance Agreement with Mr. Guerry

The Restated Severance Agreement is intended to secure Mr. Guerry’s continued service with us during, and to foster his unbiased and analytical assessment of, any offer to acquire control of us.  Under the terms of the Restated Severance Agreement, if certain events by us cause the termination of employment of Mr. Guerry within 24 months after the occurrence of a change in “control of control” (as defined in the agreement) or if Mr. Guerry resigns during the period between 180 days and 240 days following a change in control, he would be entitled to the severance benefits described in the Restated Severance Agreement.

The Restated Severance Agreement is consistent with Mr. Guerry’s prior severance agreement, except for the following amendments (among other clarifying changes):

•
Clarification that a “discharge” or “constructive discharge” (as such terms are defined in the agreement) of Mr. Guerry after the date of a shareholder meeting approving a change in control but before the date of the actual change in control will entitle Mr. Guerry to payment of the severance benefits otherwise payable under the agreement.

•
Revision of the definition of “change in control” to conform to the definition provided in Section 409A of the Code thereby modifying descriptions of the triggering events relating to acquisitions and changes in the composition of our Board of Directors and adding triggering events relating to certain transactions involving the sale by us of all or substantially all of our assets or our consummation of a merger, consolidation, reorganization or business combination and shareholder approval of our liquidation or dissolution.

•
Clarification that the reduction of certain compensation at the request of Mr. Guerry to prevent an excess parachute payment taxable under Section 280G and 4999 of the Code is subject to the acquiescence of the Company.

•
Addition of a requirement that we indemnify Mr. Guerry on an after-tax basis for any excise taxes resulting from excess parachute payments taxable under Section 280G and 4999 of the Code in the event the limitations in the agreement do not operate as intended to prevent such taxes.

•
Revision of the terms of the severance benefit payable under the agreement to eliminate the choice of Mr. Guerry as to the timing of the payment and to require a lump sum payment six months after the date of termination of employment (or, if earlier, the date of death) in compliance with Section 409A of the Code.

•	Elimination of mandatory arbitration to resolve any disputes arising under the terms of the agreement.

Restated Non-Competition and Severance Agreements with the Officers

The Restated Non-Competition and Severance Agreements are intended to secure continuity of our management during, and to foster their unbiased and analytical assessment of, any offer to acquire control of us.  Under the terms of the Restated Non-Competition and Severance Agreements, the Officers are prohibited from competing with us with respect to certain of our products or using confidential information (other than trade secrets, which must be maintained confidential for so long as the information remains a trade secret, as indicated below) for a period of 12 months after termination of employment.  In addition, if certain events by us cause the termination of employment of an Officer within 24 months after the occurrence of a change in “control of control” (as defined in the agreement) or if the Officer resigns during the period between 180 days and 240 days following a change in control, the Officer would be entitled to the severance benefits described in the Restated Non-Competition and Severance Agreement.

The Restated Non-Competition and Severance Agreements are consistent with the prior non-competition and severance agreements with the Officers, but have been amended to include the same changes as those noted above for the Restated Severance Agreement with Mr. Guerry.  Moreover, the following additional amendments (among other clarifying changes) have been made:

•
Reduction of the period during which confidential information must be maintained by the officer from 3 years to a period of 12 months following termination of employment provided that trade secrets must be maintained as confidential for so long as the information remains a trade secret.

•
Revision of the non-competition provision to update the description of the Company’s current business and market  to conform to the language described above with respect to the Restated Employment Agreement for Mr. Guerry and to reduce the period of non-competition from 3 years to 12 months after termination of employment.

•
Clarification of the health, medical and life insurance benefits payable to an Officer in the event of the payment of a severance benefit under the agreement, and conformance of the provision of such benefits with COBRA requirements and the requirements of Section 409A of the Code.

•
Elimination of mandatory arbitration to resolve any disputes arising under the terms of the agreement and specification of the availability of injunctive remedies to the Company in the event of a breach of the provisions of the agreement by the Officer.

New Non-Competition and Severance Agreement

The New Non-Competition and Severance Agreement has the same purpose and generally has terms consistent with the existing Restated Non-Competition and Severance Agreements with the Officers, except for the following new provisions (in addition to other updating and clarifying language) which are intended to reflect more customary current market conditions:

•
Reduction of the severance benefit payable under the agreement from 2 times the base compensation for purposes of the golden parachute provisions of Section 280G of the Code (which could include certain non-cash compensation such as the value of stock option exercises or other extraordinary compensation during the 5 year period prior to termination of employment) to 2 times the officer’s highest annual base salary during the 1 year period prior to termination of employment plus the greater of the officer’s bonus for the immediately preceding calendar year or targeted bonus for the current calendar year.

•	Reduction of the period after a change in control during which a “discharge” or “constructive discharge” triggers the payment of the severance benefit from 2 years to 1 year.
•
Elimination of the window period from 180 days to 240 days after a change in control in which an officer can voluntarily terminate employment and trigger the payment of the severance benefit notwithstanding that neither a “discharge” nor “constructive discharge” has occurred.

•
Expansion of the non-competition provisions of the agreement to prevent the solicitation of employees of the Company for other service by the officer regardless of whether such service is competitive to the business of the Company and to prevent disparaging remarks regarding the Company.

•	Addition of a form release of all claims which the Company may require the officer to sign prior to the payment of severance benefits under the agreement.

Item 6. Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

10.1	Chattem, Inc. Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2008)

10.2	Amended and Restated Employment Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry.

10.3	Second Amended and Restated Severance Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry.

10.4	Form of Amended and Restated Non-Competition and Severance Agreement – Robert E. Bosworth, Andrea Crouch, Ron Galante, B. Derrill Pitts, Blair Ramey, Charles M. Stafford and Theodore K. Whitfield, Jr.

10.5	Form of Non-Competition and Severance Agreement – Joseph J. Czerwinski, Robert B. Long and John L. Stroud .

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

CHATTEM, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTEM, INC. (Registrant)

Date: July 9, 2008	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Date: July 9, 2008	/s/ Robert B. Long
Robert B. Long
Vice President, Finance (Principal Financial Officer)

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description

10.2	Amended and Restated Employment Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry.

10.3	Second Amended and Restated Severance Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry.

10.4	Form of Amended and Restated Non-Competition and Severance Agreement – Robert E. Bosworth, Andrea Crouch, Ron Galante, B. Derrill Pitts, Blair Ramey, Charles M. Stafford and Theodore K. Whitfield, Jr.

10.5	Form of Non-Competition and Severance Agreement – Joseph J. Czerwinski, Robert B. Long and John L. Stroud.

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350