Form 10-Q
period 2008-08-31
CHATTEM INC
filed 2008-10-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008
Commission file number 0-5905

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

YES ☐      NO ☑

As of October 2, 2008, 18,916,427 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PART I.  FINANCIAL INFORMATION
PAGE NO.
Item 1. Financial Statements

Consolidated Balance Sheets as of August 31, 2008 and
November 30, 2007	3

Consolidated Statements of Income for the Three and Nine
Months Ended August 31, 2008 and August 31, 2007	5

Consolidated Statements of Cash Flows for the Nine Months
Ended August 31, 2008 and August 31, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	44

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	AUGUST 31, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$13,031	$15,407
Accounts receivable, less allowances of $11,578 at August 31, 2008 and $13,810 at November 30, 2007	51,320	43,753
Inventories	40,655	43,265
Deferred income taxes	7,435	6,750
Prepaid expenses and other current assets	7,945	2,065
Total current assets	120,386	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	32,419	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,373	616,810
Debt issuance costs, net	12,911	15,430
Other	4,612	4,731
Total other noncurrent assets	633,896	636,971

TOTAL ASSETS	$786,701	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	AUGUST 31, 2008	NOVEMBER 30, 2007
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and other	18,795	18,239
Bank overdraft	—	7,584
Accrued liabilities	37,482	21,537
Total current liabilities	59,277	50,360

LONG-TERM DEBT, less current maturities	457,250	505,000

DEFERRED INCOME TAXES	33,182	21,056

OTHER NONCURRENT LIABILITIES	1,772	2,436

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,828 at August 31, 2008 and 19,092 at November 30, 2007	21,920	36,800
Retained earnings	214,515	165,655
	236,435	202,455
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(1,724)	(1,747)
Foreign currency translation adjustment	517	1,008
Unrealized actuarial gains and losses	(8)	(8)
Total shareholders’ equity	235,220	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$786,701	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED AUGUST 31,		FOR THE NINE MONTHS ENDED AUGUST 31,

	2008	2007	2008	2007

TOTAL REVENUES	$111,929	$108,965	$349,418	$322,760

COSTS AND EXPENSES:
Cost of sales	31,753	32,793	99,127	98,868
Advertising and promotion	26,789	27,760	91,532	86,211
Selling, general and administrative	15,024	15,626	45,676	42,348
Litigation settlement	11,196	—	11,196	—
Product recall (income) expenses	(112)	—	5,931	—
Acquisition expenses	—	—	—	2,057
Total costs and expenses	84,650	76,179	253,462	229,484

INCOME FROM OPERATIONS	27,279	32,786	95,956	93,276

OTHER INCOME (EXPENSE):
Interest expense	(6,176)	(7,147)	(19,293)	(22,702)
Investment and other income, net	109	206	362	1,090
Loss on early extinguishment of debt	—	(414)	(526)	(2,633)
Total other income (expense)	(6,067)	(7,355)	(19,457)	(24,245)

INCOME BEFORE INCOME TAXES	21,212	25,431	76,499	69,031

PROVISION FOR INCOME TAXES	7,246	9,119	26,928	24,161

NET INCOME	$13,966	$16,312	$49,571	$44,870

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	18,784	19,026	19,002	18,903
Weighted average and potential dilutive outstanding	19,004	19,409	19,385	19,273

NET INCOME PER COMMON SHARE:
Basic	$.74	$.86	$2.61	$2.37
Diluted	$.73	$.84	$2.56	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE NINE MONTHS ENDED
	AUGUST 31, 2008	AUGUST 31, 2007
OPERATING ACTIVITIES:
Net income	$49,571	$44,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,316	6,461
Deferred income taxes	12,404	11,126
Tax benefit realized from stock options exercised	(2,342)	(4,747)
Stock-based compensation	4,281	4,122
Loss on early extinguishment of debt	526	2,633
Other, net	137	13
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(7,567)	(12,903)
Inventories	2,611	2,172
Prepaid expenses and other current assets	(5,885)	833
Accounts payable and accrued liabilities	17,248	18,741
Net cash provided by operating activities	77,300	73,321

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,567)	(3,793)
Acquisition of brands	—	(416,184)
Decrease (increase) in other assets, net	(1,255)	1,796
Net cash used in investing activities	(4,822)	(418,181)

FINANCING ACTIVITIES:
Repayment of long-term debt	(37,250)	(153,750)
Proceeds from long-term debt	—	400,000
Proceeds from borrowings under revolving credit facility	148,000	147,500
Repayments of revolving credit facility	(158,500)	(102,500)
Proceeds from exercise of stock options	4,487	11,130
Change in bank overdraft	(7,584)	3,836
Repurchase of common shares	(26,327)	(22,260)
Purchase of note hedge	—	(29,500)
Proceeds from issuance of warrant	—	17,430
Increase in debt issuance costs	—	(9,374)
Tax benefit realized from stock options exercised	2,342	4,747
Net cash (used in) provided by financing activities	(74,832)	267,259

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(22)	143

CASH AND CASH EQUIVALENTS:
Decrease for the period	(2,376)	(77,458)
At beginning of period	15,407	90,527
At end of period	$13,031	$13,069

PAYMENTS FOR:
Interest	$14,129	$16,678
Taxes	$10,733	$6,680

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Additionally, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), an amendment to FIN 48.  FSP FIN 48-1 clarifies how an enterprise is to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective for fiscal years beginning after December 15, 2006.   As described in Note 17, we adopted the provisions of FIN 48, as amended by FSP FIN 48-1, effective December 1, 2007.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS

141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.  We are currently evaluating the impact, if any, of FSP FAS 142-3.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, we will allocate a portion of the proceeds received from the issuance of our convertible notes between a liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements, however we expect there to be a dilutive effect on our earnings per share.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

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

The following table represents the impact of compensation expense related to stock options to our consolidated income statement during the three and nine months ended August 31, 2008 and 2007, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Income from operations	$1,701	$1,490	$4,281	$4,122
Provision for income taxes	581	534	1,507	1,443
Net income	$1,120	$956	$2,774	$2,679

Basic net income per share	$0.06	$0.05	$0.15	$0.14
Diluted net income per share	$0.06	$0.05	$0.14	$0.14

The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $185 and $180 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of August 31, 2008 and 2007, respectively.

The weighted average grant-date fair value of stock options granted during the three months ended August 31, 2008 and 2007 was $25.31 and $24.50, respectively, and for the nine months ended August 31, 2008 and 2007 was $27.98 and $24.50, respectively.   The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the nine months ended August 31, 2008 and 2007:

	Nine Months Ended August 31,
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

A summary of stock option activity for the nine months ended August 31, 2008 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2007	1,458	$40.43
Granted	364	70.88
Exercised	(152)	29.47
Cancelled	(13)	58.82

Outstanding at August 31, 2008	1,657	$47.99	4.8 years	$35,774

Exercisable at August 31, 2008	800	$35.71	4.3 years	$26,802

The total fair value of stock options that vested during the three and nine months ended August 31, 2008 and 2007 was $1,677 and $1,475 and $4,282 and $4,139, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended August 31, 2008 and 2007 was $1,860 and $6,580 and $6,563 and $24,485, respectively.

As of August 31, 2008, we had $17,573 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.8 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three and nine months ended August 31, 2008 and 2007 was $64 and $115 and $221 and $473, respectively.

Restricted share activity for the nine months ended August 31, 2008 under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2007	9	$33.11
Granted	—	—
Vested	6	32.12
Forfeited	—	—
Nonvested at August 31, 2008	3	35.37

As of August 31, 2008, we had $107 of unrecognized compensation cost related to restricted shares that will be recorded over a weighted average period of approximately 0.4 years.

5.	EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and nine months ended August 31, 2008 and 2007, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007

NET INCOME	$13,966	$16,312	$49,571	$44,870

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,784	19,026	19,002	18,903
Issued upon assumed exercise of outstanding stock options(1)	50	283	70	359
Issued upon assumed conversion of convertible notes	167	87	310	—
Effect of issuance of restricted common shares	3	13	3	11
Weighted average and potential dilutive outstanding	19,004	19,409	19,385	19,273
NET INCOME PER COMMON SHARE:
Basic	$.74	$.86	$2.61	$2.37
Diluted	$.73	$.84	$2.56	$2.33

(1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows: 756 and 412 shares for the three months ended August 31, 2008 and 2007, respectively, and 562 and 195 shares for the nine months ended August 31, 2008 and 2007, respectively.

6.	LONG-TERM DEBT

Long-term debt consisted of the following as of August 31, 2008 and November 30, 2007:

	2008	2007
Revolving Credit Facility due 2010 at a variable rate of 4.05% and 6.19% as of August 31, 2008 and November 30, 2007, respectively	$19,500	$30,000
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 4.54% and 6.97% as of August 31, 2008 and November 30, 2007, respectively	108,250	145,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	460,250	508,000
Less: current maturities	(3,000)	(3,000)
Total long-term debt, net of current maturities	$457,250	$505,000

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

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of August 31, 2008 and November 30, 2007, we had $19,500 and $30,000, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of October 2, 2008, we had $19,500 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $80,500.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid June 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128,000 of the term loan under the Credit Facility.   In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25,000 of the term loan under the Credit Facility.  In connection with the term loan repayments during April 2007 and July 2007, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2,633 in fiscal 2007.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment in January 2008, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in the first quarter of fiscal 2008.

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

In November 2006, we completed a private offering of $125,000 of the 2.0% Convertible Notes to qualified institutional purchasers pursuant to Section 4(2) of the Securities Act of 1933.  The 2.0% Convertible Notes bear interest at an annual rate of 2.0%, payable semi-annually in May and November of each year.  The 2.0% Convertible Notes are convertible into our common stock at an initial conversion price of $58.92 per share, upon the occurrence of certain events, including the closing price of our common stock exceeding 130% of the initial conversion price per share, or $76.59 per share, for 20 of the last 30 consecutive trading days of the fiscal quarter (the “prescribed measurement period”).  The evaluation of the classification of the 2.0% Convertible Notes occurs each fiscal quarter.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter of fiscal 2008, we retired a portion of the swap for approximately $270, which was recorded as additional interest expense in the accompanying consolidated statement of income.  As of August 31, 2008, we had $126,588 of LIBOR based borrowings hedged under the provisions of the swap.  During the nine months ended August 31, 2008, the decrease in fair value of the swap of $272, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $2,388 is included in accrued liabilities, and the long-term portion of $760 is included in noncurrent liabilities.  As of August 31, 2008, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement expires in January 2010.

In April 2007, we entered into an interest rate cap agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a cap rate of 5.0% over the life of the agreement.  We paid a $114 premium to enter into the cap agreement.  The cap agreement expired in September 2008.

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

Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  (“EITF 00-19”) and EITF 01-6,  “The Meaning of Indexed to a Company’s Own Stock”  (“EITF 01-6”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes have not been accounted for as separate derivatives. Additionally, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of August 31, 2008 are as follows:

2008	$750
2009	3,000
2010	22,500
2011	3,000
2012	3,000
Thereafter	428,000
$460,250

7.	ACQUISITION OF BRANDS

In January 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of our Credit Facility and through the use of a portion of the proceeds derived from the issuance of the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $1,573 of costs directly related to the acquisition.  The purchase price included $5,916 of inventory, $1,781 of assumed liabilities, $463 of equipment, $403,061 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  The value assigned each of the acquired brands was as follows:  ACT, $163,167; Unisom, $95,181; Cortizone-10, $124,318; Kaopectate, $11,653; and Balmex, $8,742.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007 and 2008, the manufacturing of certain products was transferred to our facilities.  For a period of up to six months from the close of the acquisition, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During the nine months ended August 31, 2007, we incurred $2,057, of expenses related to these transition services, which are recorded as acquisition expenses in the accompanying consolidated statements of income.

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the period presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

Nine Months Ended August 31, 2007
Total revenue	$331,942
Net income	45,653
Earnings per share – basic:	2.42
Earnings per share – diluted:	2.37

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

We currently measure and record in the accompanying consolidated financial statements an interest rate cap and an interest rate swap at fair value.  SFAS 157, which we adopted effective December 1, 2007, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of August 31, 2008:

	Fair Value Measurements as of August 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Interest rate cap (1)	$—	$—	$—	$—

Liabilities
Interest rate swap (2)	$—	$3,148	$—	$3,148

(1)
The interest rate cap is valued at an insignificant amount in the accompanying consolidated balance sheet as of August 31, 2008 and matured in September 2008.  We value this financial instrument using the “Income Approach” valuation technique.  This method uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

(2)
The total fair value of the interest rate swap is partially classified as a current and a noncurrent liability as of August 31, 2008 and matures in January 2010.  This financial instrument is valued using the “Income Approach” valuation technique as described directly above in (1).

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of August 31, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

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

Shipping and handling costs of $3,823 and $3,358 were included in selling expenses for the three months ended August 31, 2008 and 2007, respectively, and $11,806 and $8,923 for the nine months ended August 31, 2008 and 2007, respectively.

11.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,328 as of August 31, 2008 and November 30, 2007, respectively.  The gross carrying amount of intangible assets subject to amortization at August 31, 2008 and November 30, 2007, which consist primarily of non-compete agreements and distribution rights, was $6,503 and $6,053, respectively.  The related accumulated amortization of intangible assets at August 31, 2008 and November 30, 2007 was $3,458 and $2,797, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended August 31, 2008 and 2007 was $228 and $206, respectively, and for the nine months ended August 31, 2008 and 2007 was $661 and $618, respectively.   Estimated annual amortization expense for these assets for the years ending November 30, 2009, 2010, 2011, 2012 and 2013 is $893, $873, $873, $155 and $23, respectively.

12.	INVENTORIES

Inventories consisted of the following as of August 31, 2008 and November 30, 2007:

	2008	2007

Raw materials and work in process	$16,426	$17,892
Finished goods	24,229	25,373
Total inventories	$40,655	$43,265

13.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of August 31, 2008 and November 30, 2007:

	2008	2007

Interest	$5,890	$3,510
Salaries, wages and commissions	3,541	6,209
Product advertising and promotion	2,619	3,051
Litigation settlement and legal fees	13,988	2,084
Income taxes payable	6,404	3,643
Interest rate swap	2,388	1,274
Other	2,652	1,766
Total accrued liabilities	$37,482	$21,537

14.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and nine months ended August 31, 2008 and 2007, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007

Net income	$13,966	$16,312	$49,571	$44,870
Other – interest rate hedge adjustment	235	(832)	23	250
Other – foreign currency translation adjustment	(651)	347	(491)	558
Total	$13,550	$15,827	$49,103	$45,678

15.	STOCK REPURCHASE

On April 30, 2008, our Board of Directors increased the repurchase authorization to a total of $100,000 of our common stock under the terms of our existing stock repurchase program.  In the three and nine months ended August 31, 2008, we repurchased 231 and 418 shares of our common stock, respectively, for $13,773 and $26,327, respectively, at an average price per share of $59.65 and $62.94, respectively.  The repurchased shares were retired and returned to unissued.  As of October 2, 2008, the current amount available under the authorization from the Board of Directors was $73,913.

16.	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974.  Plan assets as of August 31, 2008 and November 30, 2007 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension benefit for the three and nine months ended August 31, 2008 and 2007 was comprised of the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007

Interest cost	$152	$153	$457	$459
Expected return on plan assets	(234)	(220)	(703)	(660)
Net periodic pension benefit	$(82)	$(67)	$(246)	$(201)

No employer contributions were made for the nine months ended August 31, 2008 and 2007, and no employer contributions are expected to be made for the Pension Plan in fiscal 2008.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute up to 15% of their eligible annual compensation.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $75 and $72 for the three months ended August 31, 2008 and 2007, respectively, and $225 and $209 for the nine months ended August 31, 2008 and 2007, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $218 and $204 for the three months ended August 31, 2008 and 2007, respectively, and $675 and $607 for the nine months ended August 31, 2008 and 2007, respectively.  Total matching and safe harbor contributions for fiscal 2008 are expected to approximate amounts funded in fiscal 2007.  Total matching and safe harbor contributions in fiscal 2007 were $1,061.

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

Net periodic postretirement health care benefits cost (benefit) for the three and nine months ended August 31, 2008 and 2007 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Service cost	$5	$14	$16	$42
Interest cost	14	18	42	54
Amortization of prior service cost	—	4	—	12
Amortization of net actuarial (gain) loss	(24)	(4)	(72)	(12)
Net periodic postretirement cost (benefit)	$(5)	$32	$(14)	$96

17.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48, FSP FIN 48-1 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated tax rate for the nine months ended August 31, 2008 and 2007 was 35.2% and 35.0%, respectively.

Undistributed earnings of Chattem Canada, our Canadian subsidiary, amounted to approximately $537 and $1,118 for the three and nine months ended August 31, 2008, respectively.  These earnings are considered to be reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of accumulated earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits).

We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.  In connection with the adoption of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of $1,595, which is included in the accompanying consolidated financial statements as a reduction to retained earnings of $711 and an increase to deferred tax assets of $884.  We have a total unrecognized tax benefit of $2,180 as of December 1, 2007, which includes an estimate of related interest and penalties of $312.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1,205.  We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.

The total unrecognized tax benefit increased $2,414 during the third quarter to $7,794 as of August 31, 2008.  This increase consists primarily of the deduction of certain elements of compensation in our 2007 federal and state tax returns. It is reasonably possible that the amount of unrecognized tax benefit could increase by approximately $1,000 during the next twelve months if certain elements of compensation are deducted in our 2008 federal and state tax returns.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to examinations by tax authorities related to U.S. federal income taxes for fiscal years before 2004, state income taxes for fiscal years before 2003 or non-U.S. income taxes for fiscal years before 2002.

18.	PRODUCT SEGMENT INFORMATION

Net sales of our domestic product categories within our single healthcare business segment for the three and nine months ended August 31, 2008 and 2007 are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007
Medicated skin care	$35,806	$32,678	$107,931	$92,105
Topical pain care	24,192	23,548	74,279	75,700
Oral care	15,859	13,042	47,045	35,260
Internal OTC	12,149	12,967	36,633	33,430
Medicated dandruff shampoos	7,654	8,770	26,940	27,406
Dietary supplements	4,939	6,710	15,446	21,564
Other OTC and toiletry products	4,364	3,046	16,695	16,136
Total domestic sales	104,963	100,761	324,969	301,601
International revenues	6,966	8,204	24,449	21,159
Total revenues	$111,929	$108,965	$349,418	$322,760

19.	COMMITMENTS AND CONTINGENCIES

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

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  We have resolved all claims in the settlement and paid all trust expenses.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  We dissolved the settlement trust in a letter to the trustee dated September 24, 2008.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involved alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998.  The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998, owed us an indemnity obligation for any liabilities arising from these lawsuits.  On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  We filed a claim for indemnification in DELACO’s bankruptcy.  We entered into a settlement agreement with DELACO dated June 30, 2005 that resolved DELACO’s indemnity obligations to us (“the DELACO Agreement”).  The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005.  In accordance with the DELACO bankruptcy plan, a settlement trust established under the plan paid us $8,750 on March 17, 2006, which was included in our consolidated statement of income, net of legal expenses, as litigation settlement for 2006.  The payment to us by the DELACO settlement trust of $8,750 has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

On December 30, 2003, the United States Food and Drug Administration (“FDA”) issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  We discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002 and have resolved all of the prior lawsuits filed against us alleging injuries related to the ingestion of Dexatrim containing ephedrine.  However, during April to June of 2008, we received notification of 26 individual claims, all from the same attorney, alleging the development of pulmonary arterial hypertension as a result of ingesting Dexatrim containing ephedrine and/or PPA in 1998 through 2003.  We resolved all of these claims for $13,250, of which approximately $2,545 will be funded from the proceeds of the Dexatrim settlement trust.  We are not currently aware of any additional product liability claims relating to Dexatrim.

We were named as a defendant in a putative class action lawsuit filed in the United States District Court for the Southern District of California relating to the labeling, advertising, promotion and sale of our Garlique product.  We were served with this lawsuit on July 5, 2007.  The plaintiff has voluntarily dismissed his claim for class certification but still seeks injunctive relief and attorney fees.  We plan to vigorously defend this case.

On December 20, 2007, Avon Products, Inc. filed a patent infringement lawsuit against us in the U.S. District Court for the Southern District of New York alleging that our Bullfrog Mosquito Coast product infringes an Avon patent.  We are in the process of negotiations with Avon to resolve this litigation and obtain a fully paid license of the disputed patent.  The contemplated license would permit us to continue manufacturing and selling Bullfrog Mosquito Coast without further litigation.

On July 25, 2008, LecTec Corporation filed a complaint against us in the U.S. District Court for the Eastern District of Texas, that alleges our Capzasin and Icy Hot products infringe LecTec’s patent.  In the same lawsuit, LecTec has asserted patent infringement claims against Endo Pharmaceuticals, Inc.; Johnson & Johnson Consumer Company, Inc.; The Mentholatum Company, Inc.; and Prince of Peace Enterprises, Inc.  LecTec seeks injunctive relief, compensatory and enhanced damages for the alleged infringement, and attorneys’ fees and expenses.  We filed an answer and counterclaim on September 30, 2008.  This matter has not been set for trial.  We plan to vigorously defend this lawsuit.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  The recall is being conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of October 2, 2008, there were approximately 132 consumers with pending claims against us and three products liability lawsuits have been filed against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.   For the current annual policy period beginning September 1, 2008, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $6,268 has been funded as of October 2, 2008.  We also have $25,000 of excess coverage through a third party reinsurance policy.

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

We are aware of the FDA’s concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient found in Pamprin and Prēmsyn PMS.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern.  The FDA will address both issues in its effort to finalize the monograph on internal analgesic products.  We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure that will cause the industry to relabel its analgesic products.

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

On February 8, 2008, we initiated a voluntary nationwide recall of all lots of the medical device, Icy Hot Heat Therapy Air Activated Heat patch (Back and Arm, Neck and Leg), including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product.  The recall was due to adverse events reports which associated the use of the products with temporary or medically reversible health consequences, skin irritation and burns.  The recall was voluntary and conducted with the full knowledge of the FDA. On February 5-8, 2008, the FDA conducted a medical device inspection of our manufacturing plant, manufacturing records, and consumer complaint handling system related to the manufacture and distribution of the Heat Therapy device.  On February 8, 2008, the FDA issued a Form FDA-483 noting three inspectional observations pertaining to medical device reporting, device correction reports, and corrective and preventive action procedures.  We responded to the Form FDA-483 on February 14 and February 20, 2008 committing to correct the cited observations. On June 10, 2008, we received a warning letter from the FDA asserting the Heat Therapy devices are misbranded and adulterated based on the inspectional observations and requesting additional information to correct the observations.  On June 24, 2008, we responded to the warning letter addressing the noted violations and providing the requested documentation.  On September 22, 2008, the FDA responded stating that our response to the warning letter was thorough and appeared to adequately address the FDA’s concerns.  We are no longer marketing the Icy Hot Heat Therapy products.

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

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of August 31, 2008 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2008 is $235,250.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

AUGUST 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$601	$348	$12,082	$—	$13,031
Accounts receivable, less allowances of $11,578	42,936	17,135	8,384	(17,135)	51,320
Interest receivable	102	641	(85)	(658)	—
Inventories	35,213	1,864	3,578	—	40,655
Deferred income taxes	7,395	—	40	—	7,435
Prepaid expenses and other current assets	7,751	—	194	—	7,945
Total current assets	93,998	19,988	24,193	(17,793)	120,386

PROPERTY, PLANT AND EQUIPMENT, NET	30,848	775	796	—	32,419

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,045	674,057	1,561	(62,290)	616,373
Debt issuance costs, net	12,911	—	—	—	12,911
Investment in subsidiaries	316,314	33,000	66,860	(416,174)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,612	—	—	—	4,612
Total other noncurrent assets	336,882	740,057	68,421	(511,464)	633,896

TOTAL ASSETS	$461,728	$760,820	$93,410	$(529,257)	$786,701

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	16,721	—	2,074	—	18,795
Accrued liabilities	38,028	792	16,454	(17,792)	37,482
Total current liabilities	57,749	792	18,528	(17,792)	59,277

LONG-TERM DEBT, less current maturities	456,650	(1,200)	34,800	(33,000)	457,250

DEFERRED INCOME TAXES	(23,651)	56,833	—	—	33,182

OTHER NONCURRENT LIABILITIES	1,772	—	—	—	1,772

INTERCOMPANY ACCOUNTS	(266,002)	260,986	5,016	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,828	21,920	—	—	—	21,920
Shares of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(52,498)	—	52,498	—
Retained earnings	214,515	166,203	(5,726)	(160,477)	214,515
	236,435	443,409	34,078	(477,487)	236,435
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(1,724)	—	—	—	(1,724)
Foreign currency translation adjustment	507	—	988	(978)	517
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	235,210	443,409	35,066	(478,465)	235,220

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$461,728	$760,820	$93,410	$(529,257)	$786,701

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
Cumulative other comprehensive income, net of tax:
Interest rate hedge adjustment	(1,747)	—	—	—	(1,747)
Foreign currency translation adjustment	1,002	—	1,481	(1,475)	1,008
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	201,702	458,377	40,715	(499,086)	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,088	$761,983	$90,060	$(549,571)	$780,560

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$317,818	$68,598	$18,342	$(55,340)	$349,418

COSTS AND EXPENSES:
Cost of sales	89,316	3,745	8,369	(2,303)	99,127
Advertising and promotion	82,308	4,560	4,664	—	91,532
Selling, general and administrative	43,392	430	1,854	—	45,676
Litigation settlement	491	—	10,705	—	11,196
Product recall expenses	5,129	—	802	—	5,931
Equity in subsidiary income	(30,498)	—	—	30,498	—
Total costs and expenses	190,138	8,735	26,394	28,195	253,462

INCOME FROM OPERATIONS	127,680	59,863	(8,052)	(83,535)	95,956

OTHER INCOME (EXPENSE):
Interest expense	(19,279)	—	(1,927)	1,913	(19,293)
Investment and other income, net	87	1,922	2,141	(3,788)	362
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(50,592)	(2,444)	—	53,036	—
Corporate allocations	1,543	(1,423)	(120)	—	—
Total other income (expense)	(68,767)	(1,945)	94	51,161	(19,457)

INCOME BEFORE INCOME TAXES	58,913	57,918	(7,958)	(32,374)	76,499

PROVISION FOR INCOME TAXES	9,342	20,388	(2,802)	—	26,928

NET INCOME	$49,571	$37,530	$(5,156)	$(32,374)	$49,571

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

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2008
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$49,571	$37,530	$(5,156)	$(32,374)	$49,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,208	—	108	—	6,316
Deferred income taxes	603	11,801	—	—	12,404
Tax benefit realized from stock options exercised	(2,342)	—	—	—	(2,342)
Stock-based compensation	4,281	—	—	—	4,281
Loss on early extinguishment of debt	526	—	—	—	526
Other, net	115	—	22	—	137
Equity in subsidiary income	(32,374)	—	—	32,374	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(5,444)	(442)	(2,123)	442	(7,567)
Interest receivable	—	(15)	—	15	—
Inventories	1,009	1,378	224	—	2,611
Prepaid expenses and other current assets	(5,843)	—	108	(150)	(5,885)
Accounts payable and accrued liabilities	5,497	101	11,957	(307)	17,248
Net cash provided by operating activities	21,807	50,353	5,140	—	77,300

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,326)	—	(241)	—	(3,567)
Decrease in other assets, net	(1,333)	—	78	—	(1,255)
Net cash used in investing activities	(4,659)	—	(163)	—	(4,822)

FINANCING ACTIVITIES:
Repayment of long-term debt	(37,250)	—	—	—	(37,250)
Proceeds from borrowings under revolving credit facility	148,000	—	—	—	148,000
Repayments of revolving credit facility	(158,500)	—	—	—	(158,500)
Proceeds from exercise of stock options	4,487	—	—	—	4,487
Change in bank overdraft	(7,584)	—	—	—	(7,584)
Repurchase of common shares	(26,327)	—	—	—	(26,327)
Tax benefit realized from stock options exercised	2,342	—	—	—	2,342
Changes in intercompany accounts	2,977	1,903	(4,880)	—	—
Dividends paid	50,623	(52,498)	1,875	—	—
Net cash used in financing activities	(21,232)	(50,595)	(3,005)	—	(74,832)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(22)	—	(22)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(4,084)	(242)	1,950	—	(2,376)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$601	$348	$12,082	$—	$13,031

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2007
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$44,870	$34,538	$2,657	$(37,195)	$44,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	—	154	—	6,461
Deferred income taxes	5,524	5,603	(1)	—	11,126
Tax benefit realized from stock options exercised	(4,747)	—	—	—	(4,747)
Stock-based compensation	4,122	—	—	—	4,122
Loss on early extinguishment of debt	2,633	—	—	—	2,633
Other, net	156	—	(143)	—	13
Equity in subsidiary income	(37,195)	—	—	37,195	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(11,528)	(6,770)	(1,375)	6,770	(12,903)
Interest receivable	(33)	(27)	(295)	355	—
Inventories	1,912	275	(15)	—	2,172
Prepaid expenses and other current assets	825	—	(232)	240	833
Accounts payable and accrued liabilities	23,644	(85)	2,547	(7,365)	18,741
Net cash provided by operating activities	36,490	33,534	3,297	—	73,321

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,590)	—	(203)	—	(3,793)
Acquisition of brands	(8,091)	(406,531)	(1,562)	—	(416,184)
Decrease in other assets, net	229	467	1,100	—	1,796
Net cash used in investing activities	(11,452)	(406,064)	(665)	—	(418,181)

FINANCING ACTIVITIES:
Repayment of long-term debt	(153,750)	—	—	—	(153,750)
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Proceeds from long-term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	147,500	—	—	—	147,500
Repayments of revolving credit facility	(102,500)	—	—	—	(102,500)
Proceeds from exercise of stock options	11,130	—	—	—	11,130
Change in bank overdraft	3,836	—	—	—	3,836
Repurchase of common shares	(22,260)	—	—	—	(22,260)
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrant	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,374)	—	—	—	(9,374)
Tax benefit realized from stock options exercised	4,747	—	—	—	4,747
Changes in intercompany accounts	(375,541)	374,157	1,384	—	—
Dividends paid	—	(1,875)	1,875	—	—
Net cash (used in) provided by financing activities	(101,882)	371,082	(1,941)	—	267,259

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	143	—	143

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(76,844)	(1,448)	834	—	(77,458)
At beginning of period	80,198	1,967	8,362	—	90,527
At end of period	$3,354	$519	$9,196	$—	$13,069

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

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 26.2% of our total revenues for the nine months ended August 31, 2008. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During Fiscal 2008

Products

In the first nine months of fiscal 2008, we introduced the following product line extensions: Unisom Sleep Melts, Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Gold Bond Soothing Lotion, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion, Dexatrim Max Daytime Control and Dexatrim Max Complex 7.

Product Recall

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, during the first quarter of fiscal 2008 we recorded an estimate of approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  During the third quarter of fiscal 2008, we recorded a reduction of the estimated expenses from our original estimate of approximately

$0.6 million, offset by legal fees and settlement payments of approximately $0.5 million.  The remaining accrued liability for product recall expenses was $0.7 million as of August 31, 2008.

Stock Repurchase

During the first nine months of fiscal 2008, we repurchased 418,281 shares of our common stock under our stock repurchase program for $26.3 million at an average price per share of $62.94.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003. Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.5 million of legal expenses, which were partially offset by $2.6 million to be funded with proceeds from the Dexatrim litigation settlement trust.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2008	2007	2008	2007

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	28.4	30.1	28.4	30.6
Advertising and promotion	23.9	25.5	26.2	26.7
Selling, general and administrative	13.4	14.3	13.0	13.2
Litigation settlement	10.0	—	3.2	—
Product recall (income) expenses	(0.1)	—	1.7	—
Acquisition expenses	—	—	—	0.6
Total costs and expenses	75.6	69.9	72.5	71.1

INCOME FROM OPERATIONS	24.4	30.1	27.5	28.9

OTHER INCOME (EXPENSE):
Interest expense	(5.5)	(6.6)	(5.5)	(7.0)
Investment and other income, net	0.1	0.2	0.1	0.3
Loss on early extinguishment of debt	—	(0.4)	(0.2)	(0.8)
Total other income (expense)	(5.4)	(6.8)	(5.6)	(7.5)

INCOME BEFORE INCOME TAXES	19.0	23.3	21.9	21.4

PROVISION FOR INCOME TAXES	6.5	8.4	7.7	7.5

NET INCOME	12.5%	14.9%	14.2%	13.9%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the consolidated financial statements for the three and nine months ended August 31, 2008.

For a summary of our significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended November 30, 2007 filed with the SEC.

Allowance for Doubtful Accounts

As of August 31, 2008, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the third quarter of fiscal 2008, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million at August 31, 2008 and November 30, 2007.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product return as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point of sales data and an estimate of inventory held by customers, an allowance for returns of $4.5 million was recorded as of November 30, 2007.  During the third quarter of fiscal 2008, based on a revised estimate of inventory held by customers, we reduced the estimated remaining liability for returns by $1.5 million, which resulted in an increase to net sales in our consolidated financial statements.  As of August 31, 2008, the allowance remaining for Icy Hot Pro Therapy returns is $1.0 million.

Our estimate of product returns for seasonal and non-seasonal products as of August 31, 2008 was $3.1 million and $1.0 million, respectively, and $1.2 million and $1.3 million, respectively, as of November 30, 2007.  For the nine months ended August 31, 2008, we increased our estimate of returns for seasonal products by approximately $1.9 million, which resulted in a decrease to net sales in our consolidated financial statements and decreased our estimate for non-seasonal returns by approximately $0.3 million which resulted in an increase to net sales in our consolidated financial statements.  During the nine months ended August 31, 2007, we increased our estimate of returns for seasonal products and non-seasonal returns by approximately $1.3 million and $0.1 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  Each percentage point change in the seasonal and non-seasonal return rate would impact net sales by approximately $0.2 million and $0.5 million, respectively.

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

We analyze promotional programs in two primary categories — coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of August 31, 2008, the coupon and vendor allowances accruals were $1.8 million and $5.1 million, respectively, and $1.9 million and $5.5 million, respectively, as of November 30, 2007.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by $0.2 million and an insignificant amount, respectively, for the nine months ended August 31, 2008.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48, FSP FIN 48-1 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our effective tax rate for the nine months ended August 31, 2008 and 2007 was 35.2% and 35.0%, respectively.

Accounting for Acquisitions and Intangible Assets

We account for our acquisitions under the purchase method of accounting for business combinations as prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”).  Under SFAS 141, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values.  Business combinations consummated beginning in the first quarter of our fiscal 2010 will be accounted for under SFAS 141R.

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

The value of our intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the intangible assets to its estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the intangible assets.  Consistent with our policy, we perform the annual impairment testing of our indefinite-lived intangible assets during the quarter ended November 30, with the most recent test performed in the quarter ended November 30, 2007.  No impairment or adjustment to the carrying value of our indefinite-lived intangible assets was required as a result of this testing.

In January 2007, we completed the acquisition of the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, Unisom, Cortizone-10, Kaopectate, and Balmex.  In May 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”).

Fair Value Measurements

On December 1, 2007, we adopted SFAS 157, which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.  SFAS 157-2 defers the date of SFAS 157 for nonfinancial assets and liabilities and is effective in our fiscal 2009.

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

Comparison of Three Months Ended August 31, 2008 and 2007

To facilitate discussion of our operating results for the three months ended August 31, 2008 and 2007, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$104,963	$100,761	$4,202	4.2%
International revenues (including royalties)	6,966	8,204	(1,238)	(15.1)
Total revenues	111,929	108,965	2,964	2.7
Cost of sales	31,753	32,793	(1,040)	(3.2)
Advertising and promotion expense	26,789	27,760	(971)	(3.5)
Selling, general and administrative expense	15,024	15,626	(602)	(3.9)
Litigation settlement	11,196	—	11,196	100.0
Product recall income	(112)	—	(112)	(100.0)
Interest expense	6,176	7,147	(971)	(13.6)
Loss on early extinguishment of debt	—	414	(414)	(100.0)
Net income	13,966	16,312	(2,346)	(14.4)

Domestic Net Sales

Domestic net sales for the three months ended August 31, 2008 increased $4.2 million, or 4.2%, to $105.0 million from $100.8 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$35,806	$32,678	$3,128	9.6%
Topical pain care	24,192	23,548	644	2.7
Oral care	15,859	13,042	2,817	21.6
Internal OTC	12,149	12,967	(818)	(6.3)
Medicated dandruff shampoos	7,654	8,770	(1,116)	(12.7)
Dietary supplements	4,939	6,710	(1,771)	(26.4)
Other OTC and toiletry products	4,364	3,046	1,318	43.3
Total	$104,963	$100,761	$4,202	4.2

Net sales in the medicated skin care category increased $3.1 million, or 9.6%, in the third quarter of fiscal 2008 compared to the prior year quarter.  Net sales of Gold Bond increased 14.7% compared to the prior year quarter, led by sales of Gold Bond Ultimate Restoring Lotion, launched in the first quarter of fiscal 2008, and increased sales of Gold Bond Ultimate Softening Lotion.  Continued growth of the Cortizone-10 brand due to the launch of Cortizone-10 Intensive Healing in the first quarter of fiscal 2008 also contributed to the increase in net sales in this category.

Net sales in the topical pain care category increased $0.6 million, or 2.7%, for the third quarter of fiscal 2008 compared to the prior year quarter.  Excluding sales of Icy Hot Heat Therapy (voluntarily recalled on February 8, 2008), the category increased 11.4% compared to the prior year quarter, led by the new products introduced in the first quarter of fiscal 2008, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion.

Net sales in the oral care category increased $2.8 million, or 21.6%, in the third quarter of fiscal 2008 compared to the prior year quarter.  This increase was led by the continued growth of ACT resulting from additional product distribution and continued advertising support.

Net sales in the internal OTC category decreased $0.8 million, or 6.3%, in the third quarter of fiscal 2008 compared to the prior year quarter primarily due to higher sales of Unisom to one customer in the third quarter of fiscal 2007 as a result of an inventory shortage of another product in the sleep aid category that did not occur again in the third quarter of fiscal 2008, which was offset in part by sales from the launch of Unisom SleepMelts in the second quarter of fiscal 2008.

Net sales in the medicated dandruff shampoos category decreased $1.1 million, or 12.7%, in the third quarter of fiscal 2008 compared to the prior year quarter primarily due to declining sales of Selsun Salon and partially offset by sales of Selsun Blue Naturals, which began shipping in the second quarter of fiscal 2007.

Net sales in the dietary supplements category decreased $1.8 million, or 26.4%, for the third quarter of fiscal 2008 compared to the prior year quarter.  Net sales of Dexatrim decreased 32.3% primarily resulting from increased competitive pressures in the category and a decline in sales of Dexatrim Max2O, partially offset by the launch of Dexatrim Max Daytime Control in the first quarter of fiscal 2008 and Dexatrim Max Complex 7 which began shipping in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category increased $1.3 million, or 43.3%, in the third quarter of fiscal 2008 compared to the prior year quarter primarily due to the timing of shipments of Bullfrog from the second quarter of fiscal 2008 to the third quarter of fiscal 2008 to certain of our customers.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008.

International Revenues

For the third quarter of fiscal 2008, international revenues decreased $1.2 million, or 15.1%, compared to the third quarter of fiscal 2007 due principally to the timing of sales to certain customers in Latin America in the third quarter of fiscal 2008 compared to the prior year quarter.

Cost of Sales

Cost of sales in the third quarter of fiscal 2008 was $31.8 million, or 28.4% as a percentage of total revenues for the third quarter of fiscal 2008 compared to 30.1% in the prior year quarter, resulting in gross margin for the third quarter of fiscal 2008 of 71.6% compared to 69.9% in the prior year quarter.  The increase in gross margin was largely attributable to the integration of manufacturing of certain of the acquired brands from the J&J Acquisition in the fourth quarter of fiscal 2007.

Advertising and Promotion Expense

Advertising and promotion expenses in the third quarter of fiscal 2008 were 23.9% of total revenues in the third quarter of fiscal 2008 compared to 25.5% for the prior year quarter.  The decrease in advertising and promotion expense as a percentage of total revenues for the current period reflects the fixed cost component of our advertising and promotion expenditures not increasing commensurate with the percentage increase in domestic net sales and the reduction of planned promotion expenditures as a percentage of revenue in the third quarter of fiscal 2008 as compared to the prior year quarter.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of fiscal 2008 decreased $0.6 million, or 3.9%, compared to the prior year quarter.  Selling, general and administrative expenses were 13.4% and 14.3% of total revenues for the third quarter of fiscal 2008 and 2007, respectively.  The decrease in selling, general and administrative expenses as a percentage of total revenues was largely attributable to our general and administrative expenses not increasing commensurate with the percentage increase in domestic net sales partially offset by higher transportation costs.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.5 million of legal expenses, which were partially offset by $2.6 million to be funded with proceeds of the Dexatrim litigation settlement trust.

Product Recall Income

Product recall income in the third quarter of fiscal 2008 represents a $0.6 million adjustment to reduce the estimated charges that were initially recorded related to the voluntary recall of Icy Hot Heat Therapy initiated in February 2008, offset by legal fees and settlement payments of approximately $0.5 million incurred during the quarter.

Interest Expense

Interest expense decreased $1.0 million, or 13.6%, in the third quarter of fiscal 2008 compared to the prior year quarter reflecting a reduction in the principal portion of debt since the third quarter of fiscal 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the third quarter of fiscal 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $25.0 million of the term loan under the Credit Facility.  In connection with the repayment, we retired a proportional share of the term loan debt issuance costs, which resulted in a loss on early extinguishment of debt of $0.4 million.  We did not have a similar loss during the third quarter of fiscal 2008.

Comparison of Nine Months Ended August 31, 2008 and 2007

To facilitate discussion of our operating results for the nine months ended August 31, 2008 and 2007, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$324,969	$301,601	$23,368	7.7%
International revenues (including royalties)	24,449	21,159	3,290	15.5
Total revenues	349,418	322,760	26,658	8.3
Cost of sales	99,127	98,868	259	0.3
Advertising and promotion expense	91,532	86,211	5,321	6.2
Selling, general and administrative expense	45,676	42,348	3,328	7.9
Litigation settlement	11,196	—	11,196	100.0
Product recall expenses	5,931	—	5,931	100.0
Acquisition expenses	—	2,057	(2,057)	(100.0)
Interest expense	19,293	22,702	(3,409)	(15.0)
Loss on early extinguishment of debt	526	2,633	(2,107)	(80.0)
Net income	49,571	44,870	4,701	10.5

Domestic Net Sales

Domestic net sales for the nine months ended August 31, 2008 increased $23.4 million, or 7.7%, as compared to the corresponding period of 2007.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$107,931	$92,105	$15,826	17.2%
Topical pain care	74,279	75,700	(1,421)	(1.9)
Oral care	47,045	35,260	11,785	33.4
Internal OTC	36,633	33,430	3,203	9.6
Medicated dandruff shampoos	26,940	27,406	(466)	(1.7)
Dietary supplements	15,446	21,564	(6,118)	(28.4)
Other OTC and toiletry products	16,695	16,136	559	3.5
Total	$324,969	$301,601	$23,368	7.7

Net sales in the medicated skin care category increased $15.8 million, or 17.2%, for the first nine months of fiscal 2008 compared to the same period in fiscal 2007 as a result of the launch of Gold Bond Ultimate Restoring Lotion and Cortizone-10 Intensive Healing in the first quarter of fiscal 2008, the continued success of Gold Bond Ultimate Softening Lotion and our ownership of the Cortizone-10 and Balmex brands for the entire nine month period of fiscal 2008 compared to only eight months of ownership in the same period of fiscal 2007.

Net sales in the topical pain care products category decreased $1.4 million, or 1.9%, for the first nine months of fiscal 2008 compared to the same period in fiscal 2007, principally as a result of the discontinuance of shipments of Icy Hot Heat Therapy following our February 8, 2008 voluntary recall of the product, and the continued decline of Icy Hot Pro Therapy sales. Excluding sales of Icy Hot Heat Therapy and Icy Hot Pro Therapy, sales in the category increased 6.9% compared to the prior year period, led by the new products introduced in the first quarter of fiscal 2008, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion.

Net sales in the oral care category increased $11.8 million, or 33.4%, for the first nine months of fiscal 2008 compared to the same period in 2007.  The increase results from our ownership of the ACT brand for the entire nine month period of fiscal 2008 compared to only eight months of ownership in the same period of fiscal 2007 and growing sales of the ACT brand resulting from additional product distribution and advertising support.

Net sales in the internal OTC category increased $3.2 million, or 9.6%, for the first nine months of fiscal 2008 compared to the same period in 2007 as a result of our ownership of the Unisom and Kaopectate brands for the entire nine month period of fiscal 2008 compared to only eight months of ownership in the same period of fiscal 2007 and the introduction of Unisom SleepMelts in the second quarter of fiscal 2008.

Net sales in the medicated dandruff shampoos category decreased $0.5 million, or 1.7%, for the first nine months of fiscal 2008 compared to the same period in 2007 primarily due to declining sales of Selsun Salon, which were partially offset by sales of Selsun Blue Naturals, which began shipping in the second quarter of fiscal 2007.

Net sales in the dietary supplements category decreased $6.1 million, or 28.4%, for the first nine months of fiscal 2008 compared to the same period in 2007.  Net sales of Dexatrim decreased 41.5% primarily resulting from increased competitive pressures in the diet-aid category and a decline in sales of Dexatrim Max2O, partially offset by the launch of Dexatrim Max Daytime Control in the first quarter of fiscal 2008 and Dexatrim Max Complex 7, which began shipping in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category increased $0.6 million, or 3.5%, for the first nine months of fiscal 2008 compared to the same period in fiscal 2007 as a result of unit volume changes to the brands within the category and an adjustment for estimated product returns in the prior year period and no corresponding charge in the fiscal 2008 period.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008.

International Revenues

For the nine months ended August 31, 2008, international revenues increased $3.3 million, or 15.5%, compared to the same period in fiscal 2007 primarily due to increased sales in the Latin American market from the brands acquired in the J&J Acquisition in January 2007, the ACT Acquisition in May 2007 and the fluctuation of currency exchange rates in the first nine months of fiscal 2008 compared to the currency exchange rates in the comparable prior year period.

Cost of Sales

Cost of sales for the nine months ended August 31, 2008 was 28.4% as a percentage of total revenues compared to 30.6% in the prior year period and gross margin for the same period of fiscal 2008 was 71.6% compared to 69.4% in the prior year period.  The increase in gross margin was largely attributable to the integration of manufacturing of certain of the acquired brands from the J&J Acquisition in the fourth quarter of fiscal 2007.

Advertising and Promotion Expense

Advertising and promotion expenses for the nine months ended August 31, 2008 increased $5.3 million, or 6.2%, compared to the same period in fiscal 2007 and were 26.2% and 26.7% of total revenues for the nine months ended August 31, 2008 and 2007, respectively.  The increase in advertising and promotion expenses results from higher expected expenditures for advertising and promotion in fiscal 2008 and the ownership and resulting advertising and promotion support of the brands acquired in the J&J Acquisition for the entire nine month period ended August 31, 2008 as compared to only eight months of ownership in the same period in 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended August 31, 2008 increased $3.3 million, or 7.9%, compared to the same period of fiscal 2007 and were 13.0% and 13.2% of total revenues for the nine months ended August 31, 2008 and 2007, respectively.  The increase in selling, general and administrative expenses as a percentage of total revenues was largely attributable to the absorption of transition service costs similar to those paid to Johnson & Johnson related to freight and administrative costs that were recorded as acquisition expenses in the comparable period of fiscal 2007 and higher transportation costs.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.5 million of legal expenses, which were partially offset by $2.6 million to be funded with proceeds from the Dexatrim litigation settlement trust.

Product Recall Expenses

The $5.9 million of product recall expenses in the first nine months of fiscal 2008 relates to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  The product recall expenses include product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees, settlement payments and other estimated expenses.  The estimate was made by management based on consideration of on-hand inventory and retail point of sales data at the time of the initial recall and was adjusted during the third quarter of fiscal 2008.  As of August 31, 2008, the remaining liability estimated for the product recall is $0.7 million.

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

Interest Expense

Interest expense decreased $3.4 million, or 15.0%, for the nine months ended August 31, 2008 compared to the same period in fiscal 2007 reflecting a reduction in the principal portion of debt since August 31, 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

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

Cash of $77.3 million and $73.3 million was provided by operating activities for the nine months ended August 31, 2008 and 2007, respectively.  The increase in cash flows from operating activities over the prior year period was primarily attributable to increased net income and a smaller increase in accounts receivable from November 30, 2007 to August 31, 2008 as compared to the increase from November 30, 2006 to August 31, 2007, offset by an increase in prepaid expenses.

Investing activities used cash of $4.8 million and $418.2 million in the nine months ended August 31, 2008 and 2007, respectively.  The cash used in the first nine months of fiscal 2007 was primarily related to amounts used to fund the J&J Acquisition and the ACT Acquisition.

Financing activities used cash of $74.8 million and provided cash of $267.3 million in the nine months ended August 31, 2008 and 2007, respectively.  In the first nine months of fiscal 2008, the financing activities cash flow was used to reduce borrowings outstanding under our Credit Facility and repurchase shares of our common stock.  In the first nine months of fiscal 2007, the financing activities cash flow was used to fund the J&J Acquisition and repurchase shares of our common stock.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolving credit facility portion of our Credit Facility will be sufficient to fund our capital expenditures, debt service and working capital requirements for the foreseeable future as our business is currently conducted.  It is likely that any acquisitions we make in the future will require us to obtain additional financing.  If additional financing is required, there are no assurances that it will be available, or, if available, that it can be obtained on terms favorable to us or not dilutive to our future earnings.

As of August 31, 2008, we had $19.5 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of October 2, 2008, we had $19.5 million of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $80.5 million.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  In connection with the ACT Acquisition, we have been conducting business in Greece through our newly created subsidiary Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the nine months ended August 31, 2008 and 2007, these subsidiaries accounted for 5% of total revenues in each period, and 2% of total assets in each period.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K., Greece and Ireland or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Gains and losses from foreign currency transactions for the nine months ended August 31, 2008 and 2007 were $0.3 million and an insignificant amount, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Additionally, in May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), an amendment to FIN 48.  FSP FIN 48-1 clarifies how an enterprise is to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective for fiscal years beginning after December 15, 2006.   As described in Note 17, we adopted the provisions of FIN 48, as amended by FSP FIN 48-1, effective December 1, 2007.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.  We are currently evaluating the impact, if any, of FSP FAS 142-3.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, we will allocate a portion of the proceeds received from the issuance of our convertible notes between a liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  We are currently assessing the impact of adopting FSP 14-1 on our consolidated financial statements, however we expect there to be a dilutive effect on our earnings per share.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Forward-looking statements may appear in writing in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-Q and the documents incorporated herein by reference include the following:

•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	our acquisition strategy is subject to risk and may not be successful;
•	our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to product liability claims;
•	we may receive additional claims that allege personal injury from ingestion of Dexatrim;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;

•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Kaopectate brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and restated charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of August 31, 2008, $19.5 million was outstanding under the revolving credit facility and $108.3 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.25%, or 4.05% as of August 31, 2008, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 4.54%, as of August 31, 2008.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of August 31, 2008, the notional amount of the swap was $126.6 million and the decrease in fair value for the nine months ended August 31, 2008 of $0.3 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge as of August 31, 2008 and expires in January 2010.

In April 2007, we entered into an interest rate cap (“cap”) agreement.  The cap has decreasing notional principal amounts beginning May 2007 and a rate of 5.0% over the life of the agreement.  The cap expired in September 2008.

The impact on our results of operations of a one-point rate change on the October 2, 2008 outstanding revolving credit facility balance of $19.5 million and $107.5 million term loan balance of our Credit Facility for the next twelve months would be approximately $0.8 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish and Greek subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from foreign currency transactions, are included as a component of investment and other income in the accompanying consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.3 million as of August 31, 2008.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

See Note 19 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2007, other than the addition of the following risk factors.

Our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to additional product liability claims.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products.  The recall is being conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  Two product liability lawsuits have been filed against us and we may receive additional lawsuits in the future alleging skin irritation and/or burns from use of our Heat Therapy products.  See our current Report on Form 8-K, filed on February 14, 2008, for additional information.

We may receive additional claims that allege personal injury from ingestion of Dexatrim.

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  However, we may receive additional claims and some or all of these potential claimants may file lawsuits against us.  If the lawsuits are filed, we plan to vigorously defend these claims.  If notwithstanding our defenses these or other product liability claims are resolved in favor of the claimants, it could have a material adverse effect on our results of operation and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) A summary of the common stock repurchase activity for our third quarter of fiscal 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

June 1– June 30	230,900	$59.65	230,900	$73,913,336
July 1 – July 31	—	—	—	73,913,336
August 1 – August 31	—	—	—	73,913,336
Total Third Quarter	230,900	$59.65	230,900	$73,913,336

(1)	Average price paid per share includes broker commissions.

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

CHATTEM, INC.
(Registrant)

Dated: October 10, 2008	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: October 10, 2008	By:	/s/ Robert B. Long
Robert B. Long
Vice President and Chief Financial Officer

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description of Exhibit

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350