Form 10-K
period 2008-11-30
CHATTEM INC
filed 2009-01-29
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

As of May 31, 2008, the aggregate market value of voting and non-voting shares held by non-affiliates was $1,129,498,322.  For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

As of January 22, 2009, 19,468,434 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described herein.

CHATTEM, INC.

TABLE OF CONTENTS

PART I

PART I

Item 1. Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2006, November 30, 2007 and November 30, 2008 are referred to as fiscal 2006, fiscal 2007 and fiscal 2008, respectively.  Our fiscal year ending on November 30, 2009 is referred to as fiscal 2009.  Brand names that are italicized in this Form 10-K refer to trademarks that we own.

General

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Cortizone-10 and Balmex - medicated skin care;

•	Icy Hot, Aspercreme and Capzasin - topical pain care;

•	ACT and Herpecin-L - oral care;

•	Unisom, Pamprin and Kaopectate - internal OTC;

•	Selsun Blue - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements; and

•	Bullfrog, UltraSwim and Sun-In - other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in their respective categories. We support our brands through extensive and cost-effective advertising and promotion. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

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

Proven advertising and promotion strategy.  We aggressively build awareness and consumer loyalty of our brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television advertising and, to a lesser extent, radio and print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and through control of our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 26% of our total revenues in fiscal 2008. Given the importance of our products’ brand equity we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network.  We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreens Co. and The Kroger Co. In fiscal 2008, sales to our top ten customers constituted approximately 74% of our total domestic gross sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs.  Our fiscal 2008 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of our total domestic gross sales. Through targeted sales and utilization of our established distribution network, including our approximately 55 person sales force, we believe we can effectively sell and distribute our products, including newly acquired brands and product line extensions, while maintaining tight controls over our selling expenses.

Focused new product development.  We strive to increase the value of our brands while obtaining an increased market presence through product line extensions.  In fiscal 2008, our product development expenditures were $5.7 million.  During the past several years, we have expanded our product development staff and increased research and development spending.  We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. In fiscal 2008, we introduced 11 new product line extensions: Unisom Sleep Melts, Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Gold Bond Ultimate Soothing Lotion, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion, Dexatrim Max Daytime Control and Dexatrim Max Complex 7.  We have 13 new product launches scheduled for fiscal 2009.

Business Strategy

Our strategy to achieve future growth is to generate new sales through strong marketing and promotional programs, new product development and the acquisition of new brands.

Brand management and growth.  We seek to increase market share for our major brands through focused marketing of our existing products and product line extensions while maintaining market share for our smaller brands. Our marketing strategy is to position our products to meet consumer preferences identified through extensive use of market and consumer research. We intend to channel advertising and promotion resources to those brands that we feel exhibit the most potential for growth. We also seek continued growth through our new product line extension activities as evidenced by our increased research and development spending and the expansion of our product development staff.  In addition, we continually evaluate the profit potential of and markets for our brands and, in instances where our objectives are not realized, will dispose of under-performing brands and redeploy the resulting cash assets.

Strategic acquisitions.  We intend to identify and acquire brands in niche markets where we believe we can achieve a significant market presence through our established advertising and promotion platform, sales and distribution network and research and development capabilities. We target brands with sales that are responsive to increased advertising support, provide an opportunity for product line extensions through our research and development efforts and have the potential to meet our high gross margin goals.  On January 2, 2007, we acquired the U.S. rights to the following five consumer and OTC brands from Johnson & Johnson (“J & J Acquisition”): ACT, Unisom, Cortizone-10, Kaopectate and Balmex.  Also in fiscal 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”).  We will continue to seek opportunities to acquire attractive brands in niche markets.

Developments During Fiscal 2008

Products

In fiscal 2008, we introduced the following product line extensions: Unisom Sleep Melts, Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Gold Bond Ultimate Soothing Lotion, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion, Dexatrim Max Daytime Control and Dexatrim Max Complex 7.

Product Recall

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, during the first quarter of fiscal 2008 we recorded an estimate of approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses. Subsequent to our first fiscal quarter, we increased our estimate of recall expenses by $0.3 million, to a total of $6.3 million, primarily as a result of additional legal fees and settlement payments.  The remaining accrued liability for product recall expenses was $0.8 million as of November 30, 2008.

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

Stock Repurchase

During fiscal 2008, we repurchased 418,281 shares of our common stock under our stock repurchase program for $26.3 million at an average price per share of $62.94.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.6 million of legal expenses, which were partially offset by $2.6 million of proceeds from the Dexatrim litigation settlement trust.

Subsequent Event

On December 4, 2008, we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal amount of our outstanding 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”).  As a result of this transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96.3 million outstanding.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description

Medicated Skin Care
Gold Bond	Medicated powder, cream, lotion, first aid and foot care products
Cortizone-10	Hydrocortisone anti-itch
Balmex	Diaper rash

Topical Pain Care
Icy Hot	Dual action muscular and arthritis pain reliever
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever

Oral Care
ACT	Anti-cavity mouthwash/mouth rinse
Herpecin-L	Cold sore lip treatment
Benzodent	Denture pain relief cream

Internal OTC
Pamprin	Menstrual pain reliever
Prēmsyn PMS	Premenstrual pain reliever
Unisom	OTC sleep-aid
Kaopectate	Anti-diarrheal remedy

Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos

Dietary Supplements
Dexatrim	Diet pills
Garlique	Cholesterol health supplement
Melatonex	Natural sleep aid
New Phase	Menopausal supplement
Omnigest EZ	Digestive aid

Other OTC and Toiletry Products
Bullfrog	Sunscreens
Sun-In	Spray-on hair lightener
UltraSwim	Chlorine-removing shampoo and conditioner
Mudd	Facial masque

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

Initially launched in fiscal 2003, Gold Bond Ultimate Healing Skin Therapy Lotion helps to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C and E. The Gold Bond Ultimate line expanded into the everyday bath powder category with the introduction of Gold Bond Ultimate Comfort Body Powder in fiscal 2005. Gold

Bond Ultimate Comfort Body Powder is a talc-free powder that provides freshness, odor protection and moisture control and features the signature Ultimate fragrance.  In fiscal 2006, we introduced Gold Bond Ultimate Softening Lotion.  The new Ultimate Softening lotion is specially formulated to soften rough, dry skin.  In fiscal 2008 we launched three additions to the Gold Bond Ultimate line: Restoring Lotion, Soothing Lotion and Foot Cream.

As part of the J&J Acquisition in 2007, Cortizone-10 and Balmex joined the Gold Bond brand in the medicated skin care category.  Cortizone-10 is the leading brand in the anti-itch category and helps to relieve itching associated with various skin irritations including rashes, dry skin, eczema, poison ivy and insect bites.  All Cortizone-10 products contain 1% hydrocortisone and are available in multiple forms.  The Cortizone-10 Crème with aloe and Crème Plus with 10 moisturizers are designed to relieve itch fast and moisturize the skin.  Cortizone-10 Intensive Healing Formula, launched in January 2008, contains moisturizers, anti-oxidant vitamins, and chamomile designed to moisturize for 24 hours and to help relieve itchy skin.

Balmex is a line of diaper rash products available in two formulas.  The primary formula contains zinc oxide to treat and prevent diaper rash.  The second formula is a petrolatum based product for treatment and prevention of diaper rash and other skin irritations.

Topical Pain Care

Our topical pain care portfolio features six distinctly positioned brands. Our flagship brand, Icy Hot, is a leader in the external analgesic category and receives heavy media support and strong advertising featuring NBA super-star Shaquille O'Neal.  In fiscal 2008, we extended the Icy Hot brand with two new products – Icy Hot PM Lotion and Icy Hot PM Patch – specifically designed to help relieve arthritis sufferers’ nighttime pain.

Aspercreme provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain. In fiscal 2008, this brand was extended with two new product introductions:  Aspercreme Nighttime Lotion offers maximum nighttime pain relief, and Aspercreme Heat Pain Relieving Gel delivers fast-acting pain relief with a heat sensation in a no-mess gel.  Capzasin is an arthritis pain reliever that contains capsaicin.  Sportscreme is targeted at serious athletes as well as “weekend warriors”.  Flexall is marketed toward those who seek a menthol and aloe vera based pain reliever for conditions such as back pain or muscle strain.  Arthritis Hot rounds out the portfolio and competes against private label products at a value price.

Oral Care

Our oral care brands include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures.  With the J&J Acquisition, we added ACT, a line of anti-cavity mouthwash and mouth rinses.  ACT is available in three flavors of anti-cavity fluoride rinse and in the ACT Restoring line with four flavors and multiple package sizes.  The ACT Restoring line of products seeks to restore minerals to soft spots; strengthen enamel to prevent tooth decay; and kill bad breath germs.  In 2009, we will launch the ACT Total Care line of mouthwashes which combines the consumer benefits of strong teeth, healthy gums and fresh breath in two flavors – Icy clean mint and alcohol-free Fresh mint.

Internal OTC’s

We compete in the menstrual analgesic category with two brands, Pamprin and Prēmsyn PMS.  Pamprin, featuring four distinct formulas, seeks to provide complete relief of a woman’s menstrual symptoms, while Prēmsyn PMS has one formula designed to address specific symptoms of premenstrual syndrome.  Pamprin is available in four formulas: Multi-Symptom, Cramp, All Day, and Max.

In connection with the J&J Acquisition, the Unisom and Kaopectate brands joined the internal OTC category in 2007.  Unisom is the leading single ingredient brand in the OTC sleep aid category. Unisom is available in three product forms: SleepTabs, with the active ingredient diphenhydramine; SleepGels, which contains the active ingredient doxylamine; and Sleep Melts, launched in fiscal 2008, which melts in your mouth.  Kaopectate is a well established anti-diarrheal remedy.  Kaopectate is available in Regular and Extra Strength and three flavors: regular, Peppermint and Cherry.  In addition, Kaopectate offers a stool softener under its brand banner.

Medicated Dandruff Shampoos

The Selsun Blue line of products consists of three distinct product offerings, each using different active medication and ingredients to provide unique formulas for the various consumer segments in the marketplace.

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

Selsun Natural, launched in fiscal 2007, contains the active ingredient salicylic acid.  The two shampoos (Artic Energy and Island Breeze) have a clear-looking formula with moisturizers, botanicals and vitamins to provide gentler care of the hair and scalp and help restore hair to its natural, healthy state.

Dietary Supplements

Dexatrim is a leading brand in the diet pill category that includes such products as Dexatrim Max, Dexatrim Max2O, Dexatrim Max Evening Appetite Control, Dexatrim Natural and, launched in fiscal 2008, Dexatrim Max Daytime Control and Dexatrim Max Complex 7.

We also compete in the dietary supplements category with our Sunsource line of products.  All Sunsource products are specially formulated to provide consumers with an all-natural, drug-free way to support their specific health care goals.  Known for its support of cardiovascular health, Garlique leads the garlic supplement category and is positioned as an odor-free, one-per-day supplement that helps maintain cholesterol levels already within a healthy range.

Other OTC and Toiletry Products

The majority of sales of our seasonal brands, Bullfrog, Sun-In and UltraSwim, typically occur during the first three quarters of our fiscal year.  Bullfrog is a line of high quality, high SPF waterproof sunblocks.  Included in the Bullfrog line is Bullfrog Mosquito Coast which combines an SPF 30 sunblock with a DEET Free insect repellent, QuickGel Sportspray, Superblock, Quik Stick, and Marathon Mist, a convenient continuous spray sunblock product in children and adult versions.  In 2008 and 2009, the Bullfrog line is being enhanced with “UV Extender” which provides broader UVB and UVA protection for the Quick Gel, Sportspray and Marathon Mist products.  In addition, in 2009 Bullfrog Superblock will be reformulated to provide SPF 50 protection for those seeking sun protection.

Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel.  UltraSwim is our niche line of swimmers’ shampoos and conditioner.  Our other brands include Mudd, a line of specialty masque products, and a variety of other smaller brands.

International Business

Our international business, which represented approximately 7%, 7% and 8% of our total revenues in fiscal 2008, 2007 and 2006, respectively, has been concentrated in Canada, an export market driven from our operations in Ireland, the United Kingdom (“U.K.”), Greece and in Latin American countries in which Selsun, ACT and certain of our other products are sold.

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

Peru

In the fourth quarter of fiscal 2008, we established Chattem Peru SRL (“Chattem Peru”), a wholly-owned subsidiary located in Lima, Peru.  Chattem Peru sells certain of our Selsun products throughout Peru using third party distributors.

United States Export

Our United States export division services various distributors primarily located in the Caribbean and Latin America. We distribute Selsun, ACT, Gold Bond, Dexatrim, Icy Hot, Aspercreme, Capzasin and Sportscreme into these markets.

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

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and product usage through extensive and cost effective advertising strategies that emphasize the competitive strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 26%, 27% and 32% of total revenues in fiscal 2008, 2007 and 2006, respectively.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2008, our ten largest customers represented approximately 74% of total domestic gross sales, and our 20 largest customers represented approximately 84% of total domestic gross sales, which allows us to target our selling efforts to our key customers and customize programs to meet their needs.  Our fiscal 2008 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of total domestic gross sales. No other customer accounts for more than 10% of our total domestic gross sales.  No international retailers accounted for more than 10% of our total international gross sales in fiscal 2008.  Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute our products, including newly acquired brands and product line extensions, while maintaining tight controls over our selling expenses. Our experienced sales force of approximately 55 people serves all direct buying accounts on an individual basis.  For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 95% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales personnel and customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products we provide extended payment terms to our customers.

Internationally, our products are sold by national brokers in Canada and the U.K. and by distributors in Europe and Latin America. We have entered into distribution agreements with third party distributors for Selsun in various international markets except Canada and the U.K.

Most of our products, including those manufactured by third party manufacturers, are shipped from leased warehouses located in Chattanooga, Tennessee. We also use a third party logistics service located in California to warehouse and distribute our products to the west coast area of the United States. We use third party common carriers to transport our products. We do not generally experience wide variances in the amount of inventory we maintain. At present, we have no backlog of customer orders and are promptly meeting customer requirements.

Manufacturing and Quality Control

During fiscal 2008, we manufactured products representing approximately 57% of our domestic sales volume at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders, Icy Hot patches and sleeves, ACT, Herpecin-L, and our dietary supplements, including Dexatrim products.  We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In certain cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

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

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for a select few active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Sales of our Pamprin and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2008.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue.  As a result of the limited supply and increase in worldwide demand for selenium metal, a major component in the manufacture of selenium sulfide, our cost of selenium sulfide has been and is expected to be volatile.  We believe that our current and potential alternative sources of supply will be adequate to meet future product demands.  Sales of our Selsun Blue products represented approximately 11% of our consolidated total revenues in fiscal 2008.

Research and Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an emphasis on new product development as evidenced by our increased research and development spending and the expansion of our product development staff.  We currently employ approximately 34 people in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $5.7 million in fiscal 2008 and $5.5 million in fiscal 2007.

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

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market. In fiscal 2008, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, ACT, Unisom and Cortizone-10.

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

The majority of our OTC drug products are regulated pursuant to the FDA monograph system.  Many of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a perceived safety or efficacy issue with respect to one of our product categories or finalize these monographs with conditions as to which of our products do not comply. If any of our products were found not to be in compliance with a final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of an NDA would require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any NDA in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, any of which would involve additional costs and may be prohibitive. For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in approved active ingredient levels or labeling claims, unless we obtain pre-marketing approval from the FDA.

We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the  Pamprin  Menstrual Pain Relief and Prēmsyn PMS  products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, we have formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs. Sales of our

Pamprin Menstrual Pain Relief and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2008.

We were notified in October, 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated after expiration of an anticipated grace period. If this occurred, we believe we could market related products as homeopathic products and could also reformulate them using other ingredients included in the FDA monograph.  We believe that the monograph is unlikely to become final and take effect before mid-2009. Sales of our Sportscreme and Aspercreme products represented approximately 5% of our consolidated total revenues in fiscal 2008.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of May 2009. If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of an NDA in order to continue to market the Icy Hot, Capzasin and Aspercreme patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2008.

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

The FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMP's.  In June 2007, the FDA published the final rule on GMP’s for dietary supplements, with an effective date of June 25, 2008.  We source all of our dietary supplement products from outside suppliers, including Dexatrim, New Phase, Garlique, Melatonex, and Omnigest. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or the new GMP requirements, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders and requirements. As a result, our business could be adversely affected.

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

Combination products can be regulated via a memorandum of understanding between federal agencies. In February 2006, we launched Bullfrog Mosquito Coast, a combination of sunscreen and insect repellent. The sunscreen labeling is regulated by the FDA in its sunscreen monograph, but the insect repellent, IR-3535, and its labeling, require pre-market safety and efficacy testing and approval by the EPA and all 50 states (and U.S. Territories).  Bullfrog Mosquito Coast received approval from all states and the EPA prior to launch. Further, the FDA announced its intention in its November, 2005 Unified Agenda to regulate, under the monograph system, the combination of sunscreens and insect repellents in a notice of proposed rulemaking yet to be published. Any final rule making is years in the future and the FDA might grandfather existing products or otherwise allow time for their compliance.

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

Finally, the FDA regulates the quality of all finished drug, medical device, and food products under GMP's. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. In February 2006, we registered as a medical device manufacturer with the FDA in connection with our sale of Icy Hot Pro Therapy products. It might be expected that we could be audited as a new device manufacturer under medical device GMP's. Working with consultants we have instituted medical device GMP's pursuant to applicable portions of the medical device Quality System Regulation, or QSR. As a result of any audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders. As a result, our business could be adversely affected.  In December 2006, the Dietary Supplement and Nonprescription Drug Consumer Protection Act was signed into law with an effective date of December 22, 2007.  This new law requires the mandatory reporting of serious adverse events and specific record keeping requirements for dietary supplements and non-prescription drugs marketed without an approved application.

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

In late 2005, we began the manufacture of Bullfrog Mosquito Coast at our Chattanooga, Tennessee plant. Bullfrog Mosquito Coast is a combination of sunscreen and insect repellent. The EPA has primary jurisdiction over insect repellants and combination insect repellant products containing sunscreens, such as Bullfrog Mosquito Coast. Both products and manufacturing establishments must be registered with the EPA.

The handling, disposal, and environmental exposure of the insect repellent, IR-3535, is strictly regulated by the EPA under the Clean Waters Act.  Any failure to comply with applicable regulations with respect to the use of IR-3535 might result in EPA action against us, including fines or injunctive action.

Employees

As of November 30, 2008, we employed approximately 488 people on a full-time basis and 10 people on a part-time basis in the United States. In addition, at the end of fiscal 2008, we employed approximately 24 people at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

Market Data

We use market and industry data throughout this Annual Report on Form 10-K and the documents incorporated by reference herein, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information that they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of such information are not guaranteed. The market and industry data is often based on industry surveys and the preparers’ experience in the industry. Similarly, although we believe that the surveys and market research that others have performed are reliable, we have not independently verified this information. In particular, market share information has been coordinated and prepared for us by A.C. Nielsen at our request based on market segments that we defined and for which we have paid customary fees. Therefore, such data, including the market category delineations that form the basis for such data, are not necessarily representative of results that would have been obtained from an independent source.  Furthermore, the market share information prepared by A.C. Nielsen does not include data from certain of our customers, most notably Wal-Mart Stores, Inc.

Financial Information on Products and Geographical Areas

For financial information on our product categories and geographical areas, see note 11 to our consolidated financial statements.

Additional Information

Our internet website address is www.chattem.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16, the proxy statement to our annual shareholders meeting and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  We also make available on our website our Code of Business Conduct and Ethics, our Audit Committee Charter and our Compensation Committee Charter.  The information found on our website shall not be deemed incorporated by reference into this annual report on Form 10-K or filed with the Securities and Exchange Commission and does not constitute a part of this annual report on Form 10-K.

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

Our business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which we conduct significant business.

A prolonged economic downturn or recession in the United States or any of the other countries in which we do significant business could materially and adversely affect our business, financial condition and results of operations.  In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) our ability to collect accounts receivable on a timely basis from certain customers, (iii) the ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis and (iv) the mix of our products sales.

We may be adversely affected by factors affecting our customers’ businesses.

Factors that adversely impact our customers’ businesses may also have an adverse effect on our business, prospects, results of operations, financial condition or cash flows.  These factors may include:

•	any credit risks associated with the financial condition of our customers;

•	the effect of consolidation or weakness in the retail industry, including the closure of our customer’s retail stores and the uncertainty resulting therefrom; and

•	inventory reduction initiatives and other factors affecting customer buying patterns, including any reduction in retail space commitment and practices used to control inventory shrinkage.

We rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales.

In fiscal 2008, Wal-Mart Stores, Inc. represented approximately 33% of our total domestic gross sales, our ten largest customers represented approximately 74% of our total domestic gross sales and our 20 largest customers represented approximately 84% of our total domestic gross sales. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

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

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products.  The recall was conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of January 22, 2009, there were approximately 170 consumers with pending claims against us and four product liability lawsuits pending against us alleging burns and skin irritation from the use of Icy Hot Heat Therapy products. We may receive additional lawsuits and/or claims in the future alleging skin irritation and/or burns from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

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

As of November 30, 2008, our total long-term debt was $459.5 million.  In the future, we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

We may discontinue products or product lines, which could result in returns and asset write-offs, and/or engage in product recalls, any of which would reduce our cash flow and earnings.

In the past, we have discontinued certain products and product lines which resulted in returns from customers and asset write-offs.  We may suffer similar adverse consequences in the future to the extent we discontinue products that do not meet expectations or no longer satisfy consumer demand.  Product returns or write-offs would reduce cash flow and earnings.  Product efficacy or safety concerns could result in product recalls or declining sales, which also would reduce our cash flow and earnings.

Our product liability insurance coverage may be insufficient to cover existing or future product liability claims.

An inherent risk of our business is exposure to product liability claims by users of our products. We have product liability insurance through our captive insurance subsidiary and a third party reinsurance policy that provides coverage for product liability claims. Our product liability insurance coverage for all of our products consists of $30.0 million of coverage through our captive insurance subsidiary, of which approximately $2.8 million is funded as of January 22, 2009, and an additional $25.0 million of excess coverage through a third party reinsurance policy.

All of our insurance policies are subject to certain limitations that are generally customary for policies of this type such as deductibles and exclusions for exemplary and punitive damages. Since plaintiffs in product liability claims may seek exemplary and punitive damages, if these damages were awarded, some of our insurance coverage would not cover these amounts, and we may not have sufficient resources to pay these damages.  Any amounts paid by our insurance to satisfy product liabilities would decrease product liability insurance coverage available for any other claims. If our liability for product liability claims is significant, our existing insurance is likely to be insufficient to cover these claims, and we may not have sufficient resources to pay the liabilities in excess of our insurance coverage. Furthermore, our product liability insurance provided by third parties will expire at the end of each annual policy period, currently in August of each year. We may incur significant additional costs to obtain insurance coverage upon the expiration of our current policies and may not be able to obtain coverage in the future in amounts equal to that which we currently have or in amounts sufficient to satisfy future claims.

Our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance.

The manufacturing, distributing, processing, formulating, packaging and advertising of our products are subject to numerous and complicated federal, state and foreign governmental regulations. Compliance with these regulations is difficult and expensive. In particular, the FDA regulates the safety, manufacturing, labeling and distributing of our OTC products, medical devices, and dietary supplements. In addition, the FTC may regulate the promotion and advertising of our drug products, particularly OTC versions and dietary supplements.  The EPA regulates our Bullfrog Mosquito Coast insect repellent products.  We are also regulated by various state statutes, including the California Safe Drinking Water and Toxic Enforcement Act of 1986.  If we fail to adhere to the standards required by these federal and state regulations, or are alleged to have failed to adhere to such regulations, our operating results and financial condition may be adversely affected.

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

Our projections of earnings are highly subjective and our future earnings could vary in a material amount from our projections.

From time to time, we provide projections to our shareholders and the investment community of our future earnings.  Since we do not require long-term purchase commitments from our major customers and the customer order and ship process is very short, it is difficult for us to accurately predict the amount of our future sales and related earnings.  Our projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant.  These projections are highly subjective since sales to our customers can fluctuate substantially based on the demands of their retail customers and due to other risks described in this report.  Additionally, changes in retailer inventory management strategies could make inventory management more difficult.  Because our ability to forecast sales is highly subjective, there is a risk that our future earnings could vary materially from our projections.

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

We rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT and Unisom brands.

We use third party manufacturers to make products representing approximately 43% of our fiscal 2008 sales volume, including our Gold Bond medicated powders and foot spray, the Icy Hot patches and sleeves, Herpecin-L, ACT mouthwash and mouthrinse, Unisom products and our line of dietary supplements including Dexatrim Max and, internationally, our line of Selsun medicated dandruff shampoos. In certain cases, third party manufacturers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business.

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

Our business could be adversely affected if we are unable to successfully protect our intellectual property or defend claims of infringement by others.

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2008, substantially all of our total revenues were from products bearing proprietary brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, ACT, Cortizone-10 and Unisom.  Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.  We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

We are defending and may have to defend in the future litigation and/or claims alleging that we have infringed the intellectual property rights of others. Intellectual property litigation can be extremely expensive.  If we were unable to successfully defend against any claims that our products infringe the intellectual property rights of others, we may be forced to pay significant damages and on-going royalties or reformulate, redesign or remove our affected product from the market.  As a result, intellectual property litigation could materially adversely affect our business.

Because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks.

Approximately 57% of our domestic sales volume in fiscal 2008 was from products manufactured in our two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

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

In fiscal 2008, approximately 7% of our total consolidated revenues were attributable to our international business.  We operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

Our shareholder rights plan and charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us.

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

Our charter contains the following additional provisions, which may have the effect of discouraging takeover attempts:

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

The trading price of our common stock could be subject to significant fluctuations in response to several factors, some of which are beyond our control.  Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in key financial performance measures, such as earnings per share, net income and revenue;

•	changes in revenue or earnings estimates or publication of research reports by financial analysts;

•	announcements of new products by us or our competitors;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	product liability claims;

•	further issuance of convertible securities or common stock by us or sales of our common stock or other actions by investors with significant shareholdings;

•	general market conditions for companies in our industry; and

•	domestic and international economic, legal, political and regulatory factors unrelated to our performance.

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

Identification of a material weakness in our internal controls over financial reporting may adversely affect our financial results.

We are subject to ongoing obligations under the internal control provisions of the Sarbanes-Oxley Act of 2002.  Those provisions require us to identify and report material weaknesses in our system of internal controls over financial reporting.  If such a material weakness is identified, it could indicate a lack of controls adequate to generate accurate financial statements.  We routinely assess our internal controls over financial reporting, but we cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods, or maintain all of the controls necessary for continued compliance.  Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly-traded companies.

The convertible note hedge and warrant transactions may affect the value of our common stock and our convertible notes.

In connection with the sale of our convertible notes in November 2006 and April 2007, we entered into separate convertible note hedge transactions.  These transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes.  We also entered into warrant transactions.  In connection with hedging these transactions, the counterparty:

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	12.0	117,600	Manufacturing Office & Administration	77,000 40,600
Chattanooga, Tennessee	8.3	78,500	Manufacturing Office Product Development Center	58,300 10,200 10,000
Leased Properties:
Chattanooga, Tennessee	5.1	139,000	Warehousing	139,000
Chattanooga, Tennessee	10.0	150,350	Warehousing	150,350
Chattanooga, Tennessee	—	43,000	Manufacturing	43,000
Mississauga, Ontario, Canada	0.3	15,100	Warehousing Office & Administration Packaging	10,600 3,000 1,500
Basingstoke, Hampshire, England		2,143	Office & Administration	2,143
Limerick, Ireland	—	2,100	Office & Administration	2,100
Alimos Attica, Greece	—	194	Office & Administration	194

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

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CHTT”. The table below sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

Fiscal 2008	High	Low
First Quarter	$81.45	$65.15
Second Quarter	79.58	62.21
Third Quarter	70.12	57.52
Fourth Quarter	79.84	63.05

Fiscal 2007	High	Low
First Quarter	$58.45	$48.18
Second Quarter	64.80	50.23
Third Quarter	66.85	56.16
Fourth Quarter	74.48	62.17

Holders

As of January 22, 2009, there were approximately 214 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 7.0% Subordinated Notes were issued and by the terms of our Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
9/1/08-9/30/08	—	$—	—	$73,913,336
10/1/08-10/31/08	—	—	—	73,913,336
11/1/08-11/30/08	—	—	—	73,913,336
Total Fourth Quarter	—	$—	—	73,913,336

(1)           Average price paid per share includes broker commissions
(2)           On April 30, 2008, our Board of Directors increased the authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.

Stock Performance Graph

The following is a graph comparing the cumulative total return to shareholders of the Company, assuming reinvestment of dividends, for the five-year period ending November 30, 2008 with the return from (i) the S&P 500 Index and (ii) a peer group of public companies engaged in either the functional toiletries, cosmetics or non-prescription drug business, for the same period.  The peer group consists of the following selected comparable companies: Alberto-Culver Co., Church & Dwight, Inc., Prestige Brands Holdings, Inc., Helen of Troy Ltd. and Elizabeth Arden, Inc.

	2003	2004	2005	2006	2007	2008
Chattem, Inc.	$ 100.00	$ 226.08	$ 198.30	$ 303.65	$ 442.62	$ 472.33
S&P 500	$ 100.00	$ 110.93	$ 118.08	$ 132.62	$ 139.97	$ 84.69
Peer Group	$ 100.00	$ 116.12	$ 108.70	$ 89.04	$ 106.73	$ 106.39

Item 6.   Selected Financial Data

This selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended November 30,
	2008	2007	2006	2005	2004
	(dollars in thousand, except per share amount)
INCOME STATEMENT DATA:
Total revenues	$454,879	$423,378	$300,548	$279,318	$258,155
Operating costs and expenses	329,843	301,196	217,804	212,830	228,292
Income from operations	125,036	122,182	82,744	66,488	29,863
Other expense, net	(25,121)	(31,103)	(13,454)	(13,478)	(27,709)
Income before income taxes	99,915	91,079	69,290	53,010	2,154
Provision for income taxes	33,629	31,389	24,178	16,963	703
Net income	$66,286	$59,690	$45,112	$36,047	$1,451
PER SHARE DATA:
Income per diluted share	$3.42	$3.08	$2.34	$1.77	$.07
BALANCE SHEET DATA: (At end of year)
Total assets	$792,972	$780,560	$415,313	$367,214	$372,642
Long-term debt, less current maturities	$456,500	$505,000	$232,500	$145,500	$200,000

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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements including such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Cortizone-10 and Balmex - medicated skin care;

•	Icy Hot, Aspercreme and Capzasin - topical pain care;

•	ACT and Herpecin-L - oral care;

•	Unisom, Pamprin and Kaopectate - internal OTC;

•	Selsun Blue - medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase - dietary supplements; and

•	Bullfrog, UltraSwim and Sun-In - other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in their respective categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 26% of our total revenues in fiscal 2008. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Developments During Fiscal 2008

Products

In fiscal 2008, we introduced the following 11 product line extensions: Unisom Sleep Melts, Cortizone-10 Intensive Healing, Gold Bond Ultimate Restoring Lotion, Gold Bond Ultimate Foot Cream, Gold Bond Ultimate Soothing Lotion, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Relieving Gel, Aspercreme Nighttime Lotion, Dexatrim Max Daytime Control and Dexatrim Max Complex 7.

Product Recall

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, during the first quarter of fiscal 2008 we recorded an estimate of approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  Subsequent to our first fiscal quarter, we increased our estimate of recall expenses by $0.3 million, to a total of $6.3 million, primarily as a result of additional legal fees and settlement payments.  The remaining accrued liability for product recall expenses was $0.8 million as of November 30, 2008.

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

Stock Repurchase

During fiscal 2008, we repurchased 418,281 shares of our common stock under our stock repurchase program for $26.3 million at an average price per share of $62.94.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.6 million of legal expenses, which were partially offset by $2.6 million of proceeds from the Dexatrim litigation settlement trust.

Subsequent Event

On December 4, 2008 we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal amount of our outstanding 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”).  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96.3 million outstanding.

Results of Operations

The following table sets forth for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

	Year Ended November 30,
	2008	2007	2006
TOTAL REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	28.9	30.5	31.3
Advertising and promotion	26.0	26.5	32.0
Selling, general and administrative	13.7	13.6	15.6
Product recall expenses	1.4	—	—
Acquisition expenses	—	0.5	—
Litigation settlement	2.5	—	(6.4)
Total costs and expenses	72.5	71.1	72.5
INCOME FROM OPERATIONS	27.5	28.9	27.5
OTHER INCOME (EXPENSE):
Interest expense	(5.6)	(7.1)	(3.9)
Investment and other income, net	0.2	0.3	0.4
Loss on early extinguishment of debt	(0.1)	(0.6)	(0.9)
Total other income (expense)	(5.5)	(7.4)	(4.4)
INCOME BEFORE INCOME TAXES	22.0	21.5	23.1
PROVISION FOR INCOME TAXES	7.4	7.4	8.1
NET INCOME	14.6%	14.1%	15.0%

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the November 30, 2008 consolidated financial statements:

Allowance for Doubtful Accounts

As of November 30, 2008, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2008, we performed an assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.4 million at November 30, 2008 and 2007.

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

Our estimate of product returns for seasonal and non-seasonal products was $1.4 million and $1.3 million as of November 30, 2008, and $1.2 million and $1.3 million as of November 30, 2007 and November 30, 2006.  Due to higher sales volume during fiscal 2008, we increased our estimate of seasonal returns by approximately $0.2 million, which resulted in a decrease to net sales in our consolidated financial statements.  Higher sales volume in fiscal 2007 offset by customers returning seasonal products earlier in the season resulted in our estimate of returns for seasonal products remaining consistent as compared to fiscal 2006.  During fiscal 2008 and 2007, our estimate of non-seasonal returns remained consistent as compared to fiscal 2007 and 2006, respectively.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

At November 30, 2006, based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point of sales data throughout fiscal 2006 and an estimate of inventory on hand at customers, we estimated returns of Icy Hot Pro Therapy as of November 30, 2006 of $3.3 million, which was included as a reduction of net sales.  During fiscal 2007, we continued to monitor Icy Hot Pro Therapy retail sales and inventory levels on-hand at customers and increased the specific reserve for Icy Hot Pro Therapy by $4.5 million as of November 30, 2007, which is included as a reduction of net sales in our consolidated financial statements.  As of November 30, 2007, the allowance remaining for Icy Hot Pro Therapy returns was $4.5 million.  During fiscal 2008, based on a revised estimate of inventory held by customers, we reduced the estimated remaining liability for returns by $1.5 million, which resulted in an increase to net sales in our consolidated financial statements.  As of November 30, 2008, the allowance remaining for Icy Hot Pro Therapy returns is $0.7 million.

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

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs are often variable based on the number of units actually sold.  As of November 30, 2008, the coupon accrual and reserve for vendor allowances were $1.8 million and $4.9 million, respectively, and $1.9 million and $5.5 million, respectively, as of November 30, 2007.  Each percentage point change in promotional program participation would impact net sales by $0.2 million and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48, FSP FIN 48-1 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  In connection with the adoption of FIN 48, we recognized an increase in the unrecognized tax benefits of $1.6 million, which is included in the consolidated financial statements as a reduction to retained earnings of $0.7 million and an increase to deferred tax assets of $0.9 million.  We had a total unrecognized tax benefit of $2.2 million as of December 1, 2007.  Our effective tax rate was 33.7% for fiscal 2008, as compared to 34.5% in fiscal 2007 and 34.9% in fiscal 2006.

Accounting for Acquisitions and Intangible Assets

We account for our acquisitions under the purchase method of accounting for business combinations as prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”).  Under SFAS 141, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values.  Business combinations consummated beginning in the first quarter of our fiscal 2010 will be accounted for under SFAS No. 141R, “Business Combinations” (“SFAS 141R”).

We account for our intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

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

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and non-compete agreements.  We have determined that our trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. The useful lives of our intangible assets are reviewed as circumstances dictate in accordance with the provisions of SFAS 142.

The value of our intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the intangible assets to their estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the intangible assets.  Consistent with our policy, we perform the annual impairment testing of our indefinite-lived intangible assets during the quarter ended November 30, with the most recent test performed in the quarter ended November 30, 2008.  No impairment or adjustment to the carrying value of our indefinite-lived intangible assets was required as a result of this testing.

In January 2007, we completed the acquisition of the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, Unisom, Cortizone-10, Kaopectate, and Balmex.  In May 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”).

Fair Value Measurements

On December 1, 2007, we adopted SFAS 157 as it pertains to financial assets and liabilities, which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.  SFAS 157-2 defers the date of SFAS 157 for nonfinancial assets and liabilities and is effective in our fiscal 2009.

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

Fiscal 2008 Compared to Fiscal 2007

To facilitate discussion of our operating results for the years ended November 30, 2008 and 2007, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)

Domestic net sales	$423,088	$393,493	$29,595	7.5%
International revenues (including royalties)	31,791	29,885	1,906	6.4
Total revenues	454,879	423,378	31,501	7.4
Cost of sales	131,620	129,055	2,565	2.0
Advertising and promotion expense	118,093	112,206	5,887	5.2
Selling, general and administrative expense	62,590	57,878	4,712	8.1
Product recall expenses	6,269	—	6,269	100.0
Acquisition expenses	—	2,057	(2,057)	(100.0)
Litigation settlement	11,271	—	11,271	100.0
Interest expense	25,310	29,930	(4,620)	(15.4)
Loss on early extinguishment of debt	526	2,633	(2,107)	(80.0)
Net income	66,286	59,690	6,596	11.1

Domestic Net Sales

Domestic net sales for fiscal 2008 increased $29.6 million, or 7.5%, to $423.1 million from $393.5 million in fiscal 2007. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase ( Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)

Medicated skin care	$141,942	$123,456	$18,486	15.0%
Topical pain care	96,779	95,858	921	1.0
Oral care	62,872	48,863	14,009	28.7
Internal OTC	48,006	45,043	2,963	6.6
Medicated dandruff shampoos	35,737	36,934	(1,197)	(3.2)
Dietary supplements	19,491	26,121	(6,630)	(25.4)
Other OTC and toiletry products	18,261	17,218	1,043	6.1
Total	$423,088	$393,493	$29,595	7.5

Net sales growth in the medicated skin care category increased $18.5 million, or 15.0%, in fiscal 2008 compared to fiscal 2007 as a result of the launch of Gold Bond Ultimate Restoring Lotion and Cortizone-10 Intensive Healing in the first quarter of fiscal 2008, the continued success of Gold Bond Ultimate Softening Lotion and our ownership of the Cortizone-10 and Balmex brands for the entire twelve month period of fiscal 2008 compared to only eleven months of ownership in fiscal 2007.

Net sales in the topical pain care category increased $0.9 million, or 1.0%, in fiscal 2008 compared to fiscal 2007, principally due to increases in Icy Hot and Aspercreme, led by the new products introduced in the first quarter of fiscal 2008, Icy Hot PM Lotion, Icy Hot PM Patch, Aspercreme Heat Pain Gel and Aspercreme Nighttime Lotion, offset by declines in Capzasin and the discontinuance of shipments of Icy Hot Heat Therapy following our February 8, 2008 voluntary recall of the product. Excluding sales of Icy Hot Heat Therapy and Icy Hot Pro Therapy, sales in the category increased 6.9% compared to the prior year period.

Net sales in the oral care category increased $14.0 million, or 28.7%, in fiscal 2008 compared to fiscal 2007.  The increase primarily results from our ownership of the ACT brand for the entire twelve month period of fiscal 2008 compared to only eleven months of ownership in fiscal 2007 and an expanded distribution base.

Net sales in the internal OTC category increased $3.0 million, or 6.6%, in fiscal 2008 compared to fiscal 2007 as a result of our ownership of the Unisom and Kaopectate brands for the entire twelve month period of fiscal 2008 compared to only eleven months of ownership in fiscal 2007 and the introduction of Unisom SleepMelts in the second quarter of fiscal 2008.

Net sales in the medicated dandruff shampoos category decreased $1.2 million, or 3.2%, in fiscal 2008 compared to fiscal 2007 primarily due to declining sales of Selsun Salon, which were partially offset by a full year of sales of Selsun Blue Naturals, which began shipping in the second quarter of fiscal 2007.

Net sales in the dietary supplements category decreased $6.6 million, or 25.4%, in fiscal 2008 compared to fiscal 2007.  Net sales of Dexatrim decreased 36.9% primarily resulting from increased competitive pressures in the diet-aid category, a decline in sales of Dexatrim Max2O and increased returns of Dexatrim mainly from several retailers discontinuing Dexatrim Max2O, partially offset by the launch of Dexatrim Max Daytime Control in the first quarter of fiscal 2008 and Dexatrim Max Complex 7, which began shipping in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category increased $1.0 million, or 6.1%, in fiscal 2008 compared to fiscal 2007 driven primarily by an increase in fourth quarter shipments of Bullfrog as a result of expanded distribution in key retailers and the early season shipments of upgraded product formulas for the 2009 suncare season.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain products for which we implemented a unit sales price increase effective April 2008.

International Revenues

For fiscal 2008, international revenues increased $1.9 million, or 6.4%, to $31.8 million from $29.9 million in fiscal 2007.  The increase was primarily due to favorable exchange rates that increased net sales approximately $1.5 million in fiscal 2008 and a full twelve months of ownership of ACT internationally in fiscal 2008 compared to seven months of ownership in fiscal 2007.

Cost of Sales

Cost of sales in fiscal 2008 increased $2.6 million, or 2.0%, to $131.6 million from $129.1 million in fiscal 2007.  Cost of sales as a percentage of total revenues was 28.9% for fiscal 2008 as compared to 30.5% for fiscal 2007.  The decrease in cost of sales as a percentage of total revenues was primarily due to the integration of manufacturing of certain of the acquired brands from the J&J Acquisition in the fourth quarter of fiscal 2007, partially offset by an increase in fuel costs in 2008 resulting in higher inbound freight expense.

Advertising and Promotion Expense

Advertising and promotion expenses in fiscal 2008 increased $5.9 million, or 5.2%, to $118.1 million from $112.2 million in fiscal 2007 and were 26.0% of total revenues for fiscal 2008 compared to 26.5% for fiscal 2007.  The increase in advertising and promotion expenses results from higher expenditures for advertising and promotion in fiscal 2008 in connection with the ownership of the brands acquired in the J&J Acquisition for the entire twelve month period of fiscal 2008 as compared to eleven months of ownership in fiscal 2007.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $4.7 million, or 8.1%, to $62.6 million from $57.9 million in fiscal 2007.  Selling, general and administrative expenses were 13.7% and 13.6% of total revenues for fiscal 2008 and fiscal

2007, respectively.  The increase in selling, general and administrative expenses as a percentage of total revenues was largely attributable to the absorption of transition service costs similar to those paid to Johnson & Johnson related to freight and administrative costs that were recorded as acquisition expenses in fiscal 2007 and an increase in fuel costs in 2008 resulting in higher outbound freight expense.

Product Recall Expenses

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy product. Icy Hot Heat Therapy is an air-activated, self-heating disposable device for temporary relief of muscular and joint pain.  We recalled these products because we received some consumer reports of first, second and third degree burns and skin irritation resulting from the use or possible misuse of the product.  Based in part on consideration of on-hand factory inventory and retail point of sales data, during the first quarter of fiscal 2008 we recorded an estimate of approximately $6.0 million of recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  Subsequent to our first fiscal quarter, we increased our estimate of recall expenses by $0.3 million, to a total of $6.3 million, primarily as a result of additional legal fees and settlement payments.  The remaining accrued liability for product recall expenses was $0.8 million as of November 30, 2008.

Acquisition Expenses

Acquisition expenses for fiscal 2007 reflect the costs incurred for transition services, including consumer affairs, distribution and collection services, related to the J&J Acquisition.  The distribution and collection services were terminated in April 2007 and the consumer affairs services were terminated in June 2007.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.6 million of legal expenses, which were partially offset by $2.6 million of proceeds from the Dexatrim litigation settlement trust.

Interest Expense

Interest expense decreased $4.6 million, or 15.4%, in fiscal 2008 compared to fiscal 2007 reflecting a reduction in the principal portion of debt since August 31, 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

Loss on Early Extinguishment of Debt

During the first quarter of fiscal 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on extinguishment of debt of $0.5 million.  In April 2007, we utilized the net proceeds from the 1.625% Convertible Notes and borrowings under the revolving credit facility portion of our Credit Facility to repay $128.0 million of the term loan under the Credit Facility.  In July 2007, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay an additional $25.0 million of the term loan under the Credit Facility.  In connection with the term loan repayments, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $2.6 million during fiscal 2007.

Income Taxes

The effective tax rate decreased from 34.5% in fiscal 2007 to 33.7% in fiscal 2008 primarily as a result of higher inventory contributions and an increase in the statutory percentage used to determine the tax deduction related to domestic production activities.

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

Domestic Net Sales

Domestic net sales for fiscal 2007 increased $117.1 million, or 42.4%, as compared to fiscal 2006.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

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

The decline in net sales in the topical pain care category was primarily attributable to reduced sales of Icy Hot Pro Therapy, which was originally launched in fiscal 2006.  Contributing to the decrease in net sales was a $4.5 million charge for expected returns of Icy Hot Pro Therapy recorded in the fourth quarter of fiscal 2007, which resulted in lower net sales and reduced gross margins.  Sportscreme and Aspercreme experienced sales declines of 31% and 9%, respectively, in fiscal 2007.  This decrease was offset in part by the launch of Icy Hot Heat Therapy in fiscal 2007 and a 7% increase in the base Icy Hot business, led by the launch in fiscal 2007 of the Icy Hot XL Back Patch and Icy Hot Vanishing Scent Cream.

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

Cost of Sales

Cost of sales in fiscal 2007 increased $35.0 million, or 37.2%, to $129.1 million from $94.0 million in fiscal 2006.  Cost of sales as a percentage of total revenues was 30.5% for fiscal 2007 as compared to 31.3% for fiscal 2006.  The decrease in cost of sales as a percentage of total revenues was attributable to an increase in sales of products with lower cost of sales in fiscal 2007 as compared to fiscal 2006, offset by an estimate recorded for potentially obsolete inventory related to our Icy Hot Pro Therapy line of products.  Based on our evaluation of the carrying value of Icy Hot Pro Therapy inventory in fiscal 2007 and fiscal 2006, including a review of retail point of sale data, on hand inventory and purchase commitments, a reserve was recorded for potentially obsolete inventory of $2.5 million and $2.0 million during the fourth quarter of fiscal 2007 and 2006, respectively, which increased cost of sales in our consolidated financial statements.

Advertising and Promotion Expense

Advertising and promotion expenses for fiscal 2007 increased $16.1 million, or 16.8%, as compared to the same period in fiscal 2006 and were 26.5% and 32.0% of total revenues in fiscal 2007 and 2006, respectively.  The decrease in advertising and promotion expense as a percentage of revenue for the current period reflected higher advertising and promotion spending, as a percentage of revenue, for Icy Hot Pro Therapy and Selsun Salon during the fiscal 2006 launch period.

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

Net cash provided by operations in fiscal 2008 increased $5.5 million to $92.2 million as compared to $86.7 million in fiscal 2007.  The increase was primarily the result of higher net income, an increase in deferred taxes, a decrease in inventory as the integration of manufacturing of certain of the acquired brands from the J&J Acquisition has been completed and a decrease in the change in accounts receivable as compared to the fiscal 2007 change in accounts receivable as a result of the fiscal 2007 revenue increase from the J&J Acquisition.  The increase was partially offset by a reduction in the change in accounts payable and accrued liabilities as compared to the fiscal 2007 change in accounts payable and accrued liabilities as a result of the J&J Acquisition.

Investing activities used cash of $6.2 million and $420.2 million in fiscal 2008 and 2007, respectively.  The decrease in cash used in investing activities was a result of lower purchases of equipment for manufacturing operations in fiscal 2008 and the absence of an acquisition in fiscal 2008 like the J&J Acquisition in fiscal 2007.

Financing activities used cash of $69.1 million and provided cash of $257.9 million in fiscal 2008 and 2007, respectively.  In fiscal 2008, the financing activities cash was used to reduce borrowings outstanding under our Credit Facility and repurchase shares of our common stock.  In fiscal 2007, the financing activities cash was provided to fund the J&J Acquisition and was partially offset by cash used to reduce borrowings outstanding under our Credit Facility and repurchase shares of our common stock.

As of November 30, 2008, our total debt was $459.5 million, consisting of the 7.0% Subordinated Notes of $107.5 million, the 2.0% Convertible Notes of $125.0 million, the 1.625% Convertible Notes of $100.0 million, $107.5 million outstanding from a term loan under our Credit Facility and $19.5 million outstanding under our Amended Revolving Credit Facility.  In November 2006, we entered into an interest rate swap with decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  As of November 30, 2008, we were in compliance with all covenants in our Credit Facility.

During fiscal 2008, we repurchased 0.4 million shares of our common stock for $26.3 million.  Effective April 30, 2008, our Board of Directors increased the authorization to repurchase up to an additional $100.0 million of our common stock under the terms of a stock repurchase program, and there remains $73.9 million available under such authorization to repurchase shares.

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

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2008.  We had no commercial obligations as of November 30, 2008.

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$459,500	$3,000	$25,500	$223,500	$207,500
Interest payments	90,133	19,325	36,820	29,413	4,575
Operating leases	887	547	267	49	24
Purchase commitments	47,816	18,302	27,855	1,106	553
Endorsements	5,000	1,850	3,150	—	—
Total	$603,336	$43,024	$93,592	$254,068	$212,652

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons.  Other than as presented in the table above, we do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or fixed prices that exceed our expected requirements for three months.  We have also excluded from the table above the liability for unrecognized tax benefits due to the uncertainty of payment and amount of payment per period.  As of November 30, 2008, we have a gross liability for unrecognized tax benefits, including interest, of $1.3 million (see Note 7 to the consolidated financial statements).

Interest payments consist of interest at the November 30, 2008 effective rate of 6.07% per annum on the $19.5 million revolving credit facility portion of our Credit Facility due 2010, the November 30, 2008 effective rate of 6.57% per annum on the $107.5 million term loan portion of our Credit Facility due 2013, the 7.0% Subordinated Notes due 2014, the 2.0% Convertible Notes due 2013 and the 1.625% Convertible Notes due 2014.

We have no existing off-balance sheet financing arrangements.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  In connection with the ACT Acquisition, we have been conducting business in Greece through Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  In the fourth quarter of fiscal 2008, we established Chattem Peru SRL (“Chattem Peru”) a wholly-owned subsidiary located in Lima,

Peru.  Chattem Peru utilizes third party distributors to sell certain of our Selsun Blue products throughout Peru.  The functional currencies of these subsidiaries are Canadian dollars, British pounds and Euros, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For fiscal 2008 and 2007, these subsidiaries accounted for 7% of total consolidated revenues, respectively, and 2% of total consolidated assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K., Ireland, Greece, and Peru or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Losses of $1.0 million and gains of $0.3 million from foreign currency transactions for the years ended November 30, 2008 and 2007, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

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

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K and the documents incorporated herein by reference include the following:

•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	our business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which we conduct significant business;
•	we may be adversely effected by factors affecting our customer’s businesses;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	our acquisition strategy is subject to risk and may not be successful;
•	our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to additional product liability claims;
•	we may receive additional claims that allege personal injury from ingestion of Dexatrim;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	we may discontinue products or product lines, which could result in returns and asset write-offs, and/or engage in product recalls, any of which would reduce our cash flow and earnings;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	our projections of earnings are highly subjective and our future earnings could vary in a material amount from our projections;

•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone-10 brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property or defend claims of infringement by others;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	we are subject to the risk of doing business internationally;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;
•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
•
we can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America (“GAAP”);

•	identification of a material weakness in our internal controls over financial reporting may adversely affect our financial results;
•	the convertible note hedge and warrant transactions may affect the value of our common stock and our convertible notes;
•	conversion of our convertible notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their convertible notes;
•	virtually all of our assets consists of intangibles; and
•	other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of November 30, 2008, $19.5 million was outstanding under the revolving credit facility and $107.5 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the revolving credit facility was LIBOR plus 1.25%, or 6.07% as of November 30, 2008, and the variable rate for the term loan portion was LIBOR plus 1.75%, or 6.57%, as of November 30, 2008.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  As of November 30, 2008, the decrease in fair value of $0.1 million, net of tax, was recorded to other comprehensive income.  The swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

The impact on our results of operations of a one-point rate change on the January 22, 2009 outstanding term loan balance of our Credit Facility of $106.8 million for the next twelve months would be approximately $0.7 million, net of tax. As of January 22, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish, Grecian and Peruvian subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in selling, general and administrative expenses on our consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.2 million as of November 30, 2008.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chattem, Inc.:

We have audited the accompanying consolidated balance sheets of Chattem, Inc. (a Tennessee corporation) and subsidiaries (the Company) as of November 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chattem, Inc. and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 of the consolidated financial statements, the Company has adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as amended by FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, ” issued by the Financial Accounting Standards Board, in fiscal 2008.

The Company has adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in fiscal 2007.

The Company has adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments,” in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chattem, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 29, 2009, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 29, 2009

Consolidated Balance Sheets
November 30, 2008 and 2007
(In thousands)

ASSETS	2008	2007

CURRENT ASSETS: Cash and cash equivalents	$32,310	$15,407
Accounts receivable, less allowances of $9,718 in 2008 and $13,810 in 2007	49,417	43,753
Inventories, net	40,933	43,265
Deferred income taxes	3,968	6,750
Prepaid expenses and other current assets	2,451	2,065
Total current assets	129,079	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	32,243	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,670	616,810
Debt issuance costs, net	12,253	15,430
Other	2,727	4,731
Total other noncurrent assets	631,650	636,971

TOTAL ASSETS	$792,972	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
November 30, 2008 and 2007
(In thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	18,116	18,239
Bank overdrafts	1,184	7,584
Accrued liabilities	21,293	21,537
Total current liabilities	43,593	50,360

LONG-TERM DEBT, less current maturities	456,500	505,000

DEFERRED INCOME TAXES	35,412	21,056

OTHER NONCURRENT LIABILITIES	1,609	2,436

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,978 in 2008 and 19,092 in 2007	28,926	36,800
Retained earnings	231,230	165,655
	260,156	202,455
Accumulated other comprehensive income (loss), net of taxes
Interest rate hedge adjustment	(1,787)	(1,747)
Foreign currency translation adjustment	(968)	1,008
Unrealized actuarial gains and losses	(1,543)	(8)
Total shareholders' equity	255,858	201,708

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$792,972	$780,560

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Years Ended November 30, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006

TOTAL REVENUES	$454,879	$423,378	$300,548

COSTS AND EXPENSES:
Cost of sales	131,620	129,055	94,036
Advertising and promotion	118,093	112,206	96,071
Selling, general and administrative	62,590	57,878	46,989
Product recall expenses	6,269	—	—
Acquisition expenses	—	2,057	—
Litigation settlement	11,271	—	(19,292)
Total costs and expenses	329,843	301,196	217,804

INCOME FROM OPERATIONS	125,036	122,182	82,744

OTHER INCOME (EXPENSE):
Interest expense	(25,310)	(29,930)	(11,725)
Investment and other income, net	715	1,460	1,076
Loss on early extinguishment of debt	(526)	(2,633)	(2,805)
Total other income (expense)	(25,121)	(31,103)	(13,454)

INCOME BEFORE INCOME TAXES	99,915	91,079	69,290

PROVISION FOR INCOME TAXES	33,629	31,389	24,178

NET INCOME	$66,286	$59,690	$45,112

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	18,980	18,927	19,036
Weighted average and potential dilutive outstanding	19,364	19,350	19,262

NET INCOME PER COMMON SHARE:

Basic	$3.49	$3.15	$2.37

Diluted	$3.42	$3.08	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders' Equity
For the Years Ended November 30, 2008, 2007 and 2006
(In thousands)
	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Accumulated Other Comprehensive Income (Loss)	Total
Balance, November 30, 2005	$63,876	$60,853	$(1,818)	$(284)	$122,627
Comprehensive income (loss):
Net income	—	45,112	—	—	45,112
Interest rate hedge adjustment, net of taxes of $323	—	—	—	(514)	(514)
Foreign currency translation adjustment	—	—	—	(38)	(38)
Total comprehensive income	—	—	—	—	44,560
Stock-based compensation expense	5,594	—	—	—	5,594
Stock options exercised	2,480	—	—	—	2,480
Tax benefit realized from stock option plans	982	—	—	—	982
Stock repurchases	(39,332)	—	—	—	(39,332)
Payment for purchase of note hedge, net of tax benefit	(19,994)	—	—	—	(19,994)
Proceeds from issuance of warrant	18,581	—	—	—	18,581
Issuance of 2 common shares for non-employee directors’ compensation	83	—	—	—	83
Adjustment from unamortized value of restricted common shares issued to common shares	(1,818)	—	1,818	—	—
Balance, November 30, 2006	$30,452	$105,965	$—	$(836)	$135,581
Comprehensive income (loss):
Net income	—	59,690	—	—	59,690
Interest rate hedge adjustment, net of taxes of $671	—	—	—	(1,150)	(1,150)
Foreign currency translation adjustment	—	—	—	1,247	1,247
Total comprehensive income	—	—	—	—	59,787
Adjustment to initially apply SFAS 158 and recognize postretirement loss, net of taxes of $9	—	—	—	(8)	(8)
Stock-based compensation expense	6,208	—	—	—	6,208
Stock options exercised	16,661	—	—	—	16,661
Tax benefit realized from stock option plans	7,938	—	—	—	7,938
Stock repurchases	(23,601)	—	—	—	(23,601)
Payment for purchase of note hedge, net of tax benefit	(18,408)	—	—	—	(18,408)
Proceeds from issuance of warrant	17,430	—	—	—	17,430
Issuance of 2 common shares for non-employee directors’ compensation	120	—	—	—	120
Balance, November 30, 2007	$36,800	$165,655	$—	$(747)	$201,708

	Common Shares	Retained Earnings	Unamortized Value of Restricted Common Shares Issued	Accumulated Other Comprehensive Income (Loss)	Total
Balance, November 30, 2007	$36,800	$165,655	$—	$(747)	$201,708
Comprehensive income (loss):
Net income	—	66,286	—	—	66,286
Interest rate hedge adjustment, net of taxes of $69	—	—	—	(40)	(40)
Foreign currency translation adjustment	—	—	—	(1,976)	(1,976)
Unrealized actuarial gains and losses, net of taxes of $945	—	—	—	(1,535)	(1,535)
Total comprehensive income	—	—	—	—	62,735
Stock-based compensation expense	6,255	—	—	—	6,255
Stock options exercised	8,372	—	—	—	8,372
Tax benefit realized from stock option plans	3,709	—	—	—	3,709
Stock repurchases	(26,327)	—	—	—	(26,327)
Issuance of 2 common shares for non-employee directors’ compensation	117	—	—	—	117
Net cumulative effect of adoption of FIN 48	—	(711)	—	—	(711)
Balance, November 30, 2008	$28,926	$231,230	$—	$(4,298)	$255,858

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$66,286	$59,690	$45,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,386	8,843	5,835
Deferred income taxes	18,139	12,718	413
Stock-based compensation expense	5,970	5,622	4,745
Loss on early extinguishment of debt	526	2,633	2,805
Tax benefit realized from stock options exercised	(3,709)	(8,291)	(1,627)
Other, net	(1,463)	(189)	384
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,664)	(13,901)	12,341
Inventories	2,331	(5,820)	(7,621)
Refundable income taxes	—	—	2,834
Prepaid expenses and other current assets	(391)	1,249	579
Accounts payable and accrued liabilities	1,747	24,180	(11,378)
Net cash provided by operating activities	92,158	86,734	54,422

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,621)	(6,295)	(4,705)
Acquisitions of brands	—	(415,765)	—
(Increase) decrease in other assets, net	(1,534)	1,910	(2,111)
Net cash used in investing activities	(6,155)	(420,150)	(6,816)

FINANCING ACTIVITIES:
Repayment of long-term debt	(38,000)	(154,500)	(75,000)
Proceeds from long-term debt	—	400,000	125,000
Proceeds from borrowings under revolving credit facility	151,500	159,000	75,500
Repayments of revolving credit facility	(162,000)	(129,000)	(75,500)
Bank overdraft	(6,400)	1,760	5,824
Repurchase of common shares	(26,327)	(23,601)	(39,332)
Proceeds from exercise of stock options	8,372	16,661	2,480
Purchase of note hedge	—	(29,500)	(32,042)
Proceeds from issuance of warrants	—	17,430	18,581
Increase in debt issuance costs	—	(9,383)	(9,099)
Debt retirement costs	—	—	(1,501)
Premium paid on interest rate cap agreement	—	(114)	(687)
Proceeds from sale of interest rate cap	—	909	—
Tax benefit realized from stock options exercised	3,709	8,291	1,627
Net cash (used in) provided by financing activities	(69,146)	257,953	(4,149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	46	343	(257)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	16,903	(75,120)	43,200
At beginning of year	15,407	90,527	47,327
At end of year	$32,310	$15,407	$90,527

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

All monetary and share, other than per share, amounts are expressed in thousands. Our fiscal years ended November 30, 2006, November 30, 2007 and November 30, 2008 are referred to herein as fiscal 2006, fiscal 2007 and fiscal 2008, respectively.

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

CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Short-term cash investments are placed with high credit quality financial institutions or in low risk, liquid instruments.  Cash denominated in foreign currency was $6,302 and $6,783 as of November 30, 2008 and 2007, respectively.

INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are valued at the lower of cost using the first-in, first-out (“FIFO”) method or market.  We estimate reserves for inventory obsolescence based on our judgment of future realization.  As of November 30, 2007, we had a specific reserve of $2,531 for Icy Hot Pro Therapy obsolete inventory.  As of November 30, 2008, that reserve has been reduced to an insignificant amount due to inventory donations made in fiscal 2008.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation expense for fiscal 2008, fiscal 2007 and fiscal 2006 was $4,560, $4,735 and $4,191, respectively.

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

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt.  These costs are capitalized and amortized over the term of the related debt.  Amortization expense related to debt issuance costs was $2,651, $2,719 and $693 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.  Accumulated amortization of these costs was $6,434 and $3,900 at November 30, 2008 and 2007, respectively.    On July 25, 2006, we successfully completed the consent solicitation from the holders of the 7.0% Subordinated Notes resulting in a consent fee of $5,619, which is being amortized as additional interest expense through 2014, the remaining term of the 7.0% Subordinated Notes.  In November 2006, we completed a private offering of $125,000 of 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”) resulting in the capitalization of debt issuance costs of $3,465 in fiscal 2006 and $517 in fiscal 2007, which is being amortized as additional interest expense through 2013.  In January 2007, we completed an amendment to the Amended Revolving Credit Facility resulting in the capitalization of debt issuance costs of $5,507, which is being amortized as additional interest expense through 2013.  In April 2007, we completed an amendment to our Credit Facility resulting in additional debt issuance costs of $625, which is being amortized through 2010 as additional interest expense.  In April 2007, we completed a private offering of $100,000 of 1.625% Convertible Senior Notes due 2014 (“1.625% Convertible Notes”) resulting in the capitalization of debt issuance costs of $2,734, which is being amortized as additional interest expense through 2014.  During fiscal 2006 we recorded a loss on early extinguishment of debt of $2,805 due to the early redemption of our $75,000 Floating Rate Senior Notes.  During 2007, we repaid $153,000 of the term loan under the Credit Facility, retiring a proportional share of the related debt issuance costs and recording a loss on extinguishment of debt of $2,633.  During 2008, we repaid an additional $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in fiscal 2008.

BANK OVERDRAFT

Bank overdraft represents outstanding checks in excess of current cash levels.  We fund bank overdrafts from our short-term investments and our operating cash flows.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred.  Such expenses were $5,672, $5,525 and $4,241 in fiscal 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses on our consolidated statements of income.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place.  Production and communication costs are expensed in the period in which the related advertising begins running.  Advertising expense for fiscal 2008, 2007 and 2006 was $76,405, $74,510 and $64,411, respectively.  At November 30, 2008 and 2007, we reported $1,251 and $759, respectively, of advertising paid for in fiscal 2008 and fiscal 2007, which will run or did run in the next fiscal year.  These amounts are included in prepaid expenses and other current assets in the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian, United Kingdom (“U.K.”), Irish, Grecian and Peruvian subsidiaries are translated to U.S. dollars at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity.  Gains (losses) which result from foreign currency transactions amounted to $(982), $295 and $(21) in fiscal 2008, 2007 and 2006, respectively, and are included in selling, general and administrative expenses on our consolidated statements of income.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the consolidated financial statements for fiscal 2008, 2007 and 2006:

Allowance For Doubtful Accounts

As of November 30, 2008, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2008, we performed an assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $419 at November 30, 2008 and 2007.

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

Our estimate of product returns for seasonal and non-seasonal products was $1,376 and $1,270 as of November 30, 2008, $1,174 and $1,254 as of November 30, 2007 and $1,204 and $1,321 as of November 30, 2006.  Due to higher sales volume during fiscal 2008, we increased our estimate of seasonal returns by $202, which resulted in a decrease to net sales in our consolidated financial statements.  Higher sales volume in fiscal 2007 offset by customers returning seasonal product earlier in the season resulted in our estimate of returns for seasonal products remaining consistent as compared to fiscal 2006.  During fiscal 2008 and 2007, our estimate of non-seasonal returns remained consistent as compared to fiscal 2007 and 2006, respectively.  Each percentage point change in the seasonal return rate would impact net sales by approximately $200.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $550.

At November 30, 2006, based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point-of-sale data throughout fiscal 2006 and an estimate of inventory on hand at customers, we estimated returns of Icy Hot Pro Therapy as of November 30, 2006 of $3,339, which was included as a reduction of net sales.  During fiscal 2007, we continued to monitor Icy Hot Pro Therapy retail sales and inventory levels on-hand at customers and increased the specific reserve for Icy Hot Pro Therapy returns by $4,522 as of November 30, 2007, which is included as a reduction of net sales in our consolidated financial statements.  As of November 30, 2007, the allowance remaining for Icy Hot Pro Therapy returns was $4,479.  During fiscal 2008, based on a revised estimate of inventory held by customers, we reduced the estimated remaining liability for returns by $1,500, which resulted in an increase to net sales in our consolidated financial statements.  As of November 30, 2008, the allowance remaining for Icy Hot Pro Therapy returns is $718.

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

We analyze promotional programs in two primary categories — coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The cost of these programs is often variable based on the number of units actually sold.  As of November 30, 2008, the coupon accrual and reserve for vendor allowances were $1,756 and $4,907, respectively, and $1,895 and $5,513, respectively, as of November 30, 2007.  Each percentage point change in promotional program participation would impact net sales by approximately $200 and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS No. 109, “Accounting for Income Taxes”, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), FASB Staff position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1”) and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  Our estimated annual effective income tax rate during fiscal 2008 was 33.7%, as compared to 34.5% in fiscal 2007 and 34.9% in fiscal 2006.

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

In November 2006, we entered into an interest rate swap agreement effective January 2007 as a means of managing our interest rate exposure and not for trading purposes.  In accordance with SFAS 133, as of November 30, 2008, the interest rate swap was deemed to be an effective cash flow hedge and the change in fair value of $52, net of tax, was recorded to other comprehensive income.

In April 2007, we entered into an interest rate cap agreement effective May 2007 as a means of managing our interest rate exposure and not for trading purposes.  We paid a premium of $114 to enter into the cap agreement, which was amortized over the life of the agreement.  The interest rate cap expired in fiscal 2008.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments.  Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry.  As a result, we perform ongoing credit evaluations of our customers' financial position but generally require no collateral from our customers.  Our largest customer accounted for 33%, 33% and 36% of domestic sales in fiscal 2008, 2007 and 2006, respectively.  That same customer accounted for 33%, 28% and 31% of domestic accounts receivable as of November 30, 2008, 2007 and 2006, respectively.  No other customer exceeded 10% of our domestic sales or accounts receivable as of November 30, 2008, 2007 and 2006.  No international retailers accounted for more than 10% of our international revenues.  Our ten largest customers represented approximately 74% of total revenues during fiscal 2008, and approximately 73% of our total domestic accounts receivable at November 30, 2008.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis.  Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Net sales of Pamprin and Prēmsyn PMS products in fiscal 2008 represented $12,128 of our consolidated total revenues in that year.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue.  As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile.  We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $15,479, $12,105 and $8,947 for fiscal 2008, 2007 and 2006, respectively, are included in selling, general and administrative expenses on our consolidated statements of income.

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

The following table represents the impact of stock-based compensation expense on our consolidated statements of income during fiscal 2008, 2007 and 2006 respectively:

	For the Year ended November 30,
	2008	2007	2006
Income from operations	$5,970	$5,622	$4,745
Provision for income taxes	2,012	1,940	1,656
Net income	$3,958	$3,682	$3,089

Basic net income per share	$0.21	$0.19	$0.16
Diluted net income per share	$0.20	$0.19	$0.16

The fair value of each option award is estimated on the date of grant using the Flex Lattice Model that uses the assumptions noted in the following table.  The risk-free interest rate is based on the yield of an applicable term Treasury instrument, the expected life of the option is based on historical exercise behavior and the option’s expected volatility is based on the historical volatility of our common stock price.

	For the Year Ended November 30,
	2008	2007	2006
Risk-free interest rate	3.84%	4.47%	4.48%
Expected dividend yield	0%	0%	0%
Expected volatility	36%	34%	43%
Expected life (years)	6	6	6

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  Additionally, in May 2007, the FASB issued an amendment to FIN 48.  FSP FIN 48-1 clarifies how an enterprise is to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The provisions of FIN 48 and FSP FIN 48-1 were effective for fiscal years beginning after December 15, 2006.   As described in Note 7, we adopted the provisions of FIN 48, as amended by FSP FIN 48-1, effective December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies when other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data (data not based on market observable information), establishes a fair value hierarchy that prioritizes the information used to develop those assumptions and requires separate disclosure by level within the fair value hierarchy.  As described in Note 6, we adopted SFAS 157 as it pertains to financial assets and liabilities effective December 1, 2007.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures for derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our fiscal 2009.  We do not expect SFAS 161 to have a material effect on our consolidated financial statements.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”).  FSP 132R-1 enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets.  FSP 132R-1 is effective for financial statements issued for fiscal years ending after December 15, 2009, or our fiscal 2010.  We are currently evaluating the impact, if any, of FSP 132R-1.

 (3)           SHAREHOLDERS' EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2008, 2007 and 2006, respectively:

	For the year ended November 30,
	2008	2007	2006

NET INCOME:	$66,286	$59,690	$45,112

NUMBER OF COMMON SHARES:
Weighted average outstanding	18,980	18,927	19,036
Issued upon assumed exercise of outstanding stock options	53	345	209
Issued upon assumed exercise of convertible notes	328	69	—
Effect of issuance of restricted common shares	3	9	17
Weighted average and potential dilutive outstanding (1)	19,364	19,350	19,262

NET INCOME PER COMMON SHARE:

Basic	$3.49	$3.15	$2.37

Diluted	$3.42	$3.08	$2.34

 (1)Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows: 609 shares in fiscal 2008, 249 shares in fiscal 2007 and 797 shares in fiscal 2006.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in Note 2.  A summary of the activity of stock options during fiscal 2008, 2007 and 2006 is presented below:

	2008		2007		2006
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding at beginning of year	1,458	$ 40.43	1,936	$ 27.63	1,753	$ 23.94
Granted	368	70.85	427	60.05	449	37.87
Exercised	(303)	27.69	(824)	20.23	(174)	14.26
Cancelled	(13)	58.82	(81)	43.36	(92)	32.49

Outstanding at end of year	1,510	$ 50.23	1,458	$ 40.43	1,936	$ 27.63

Options exercisable at year-end	607	$ 37.74	571	$ 29.56	972	$ 22.45

Weighted average fair value of options granted		$ 27.97		$ 24.63		$ 16.75
Fair value of options granted		$ 10,277		$ 10,505		$ 7,520
Fair value of options vested		$ 5,970		$ 5,665		$ 4,882
Intrinsic value of options exercised		$ 13,994		$ 33,574		$ 4,518

As of November 30, 2008, the aggregate intrinsic value of stock options outstanding was $32,541 and the weighted average remaining contractual life was five years.  The aggregate intrinsic value of stock options exercisable was $20,660 and the weighted average remaining contractual life was four years.

As of November 30, 2008, we had $15,961 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years.

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2008 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$ 4.66 - $28.39	174	$ 21.27	4.69	174	$ 21.27
$33.00 - $38.07	363	37.79	3.46	171	37.81
$42.09 - $59.73	244	43.74	3.61	174	42.73
$59.77 - $59.77	351	59.77	4.40	85	59.77
$62.21 - $71.83	378	70.77	6.15	3	68.57
Total	1,510	50.23	4.52	607	37.74

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors.  At November 30, 2008 and 2007, no shares of any series of preferred stock were issued and outstanding.

STOCK REPURCHASE

On April 30, 2008, our Board of Directors increased the authorization to a total of $100,000 of our common stock under the terms of our existing stock repurchase program.

In fiscal 2008, 418 shares at a cost of $26,327 were repurchased, in fiscal 2007, 400 shares were repurchased at a cost of $23,601 and in fiscal 2006, 1,172 shares at a cost of $39,332 were repurchased.  The repurchased shares were retired and returned to unissued.  As of January 22, 2009, the current amount available under the authorization from the Board of Directors was $73,913.

SHAREHOLDER RIGHTS PLAN

On January 26, 2000, our board of directors adopted a shareholder rights plan.  Under the plan, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000.  As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding.  Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment.  The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock.  If the rights are triggered, the resulting issued shares would be included in the calculation of diluted earnings per share.   The rights will expire on February 11, 2010.  As of November 30, 2008, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.

RESTRICTED STOCK ISSUANCE

We issued 50 restricted shares of common stock to certain employees in fiscal 2005.  The market value of these shares on the dates of issuance was $1,769.  These amounts are being amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense.  Amortization expense for restricted stock issued was $286, $565 and $712 in fiscal 2008, 2007 and 2006, respectively, with the unamortized value of $43 and $328 being included as a component of shareholders’ equity in the November 30, 2008 and 2007 consolidated balance sheets, respectively.  The unamortized value of the restricted shares remaining as of November 30, 2008 will be recorded in the first quarter of fiscal 2009.  The shares issued in fiscal 2005 reduced the number of shares available for issuance under our 2003 Stock Incentive Plan.  No restricted shares of common stock were issued in fiscal 2008, 2007, and 2006.

A summary of our nonvested restricted stock activity as of November 30, 2008 is presented below:

Nonvested Restricted Stock	Number of shares	Weighted Average Grant-Date Fair Value

Nonvested at November 30, 2007	9	$33.11
Granted	—	—
Vested	8	32.79
Forfeited	—	—
Nonvested at November 30, 2008	1	$35.37

 (4)           PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

During fiscal 2008, 2007 and 2006, we performed impairment testing of our intangible assets as prescribed by SFAS 142.  The valuations indicated no impairment.  The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS 142, was $613,328 as of November 30, 2008 and 2007, respectively.

The gross carrying amount of intangible assets subject to amortization at November 30, 2008 and 2007, which consist primarily of non-compete agreements and shelf presence, was $7,028 and $6,053, respectively.  The related accumulated amortization of these intangible assets at November 30, 2008 and 2007, was $3,687 and $2,797, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $890, $824 and $238 for fiscal 2008, 2007 and 2006, respectively.  Estimated annual amortization expense for these assets for fiscal 2009, 2010, 2011, 2012 and 2013 is $945, $925, $925, $208 and $75, respectively.  Royalty expense related to other purchased product rights for fiscal 2008, 2007 and 2006 was $53, $62 and $78, respectively.  Amortization and royalty expense are included in advertising and promotion expense in the accompanying consolidated statements of income.

(5)           LONG-TERM DEBT

Long-term debt consisted of the following as of November 30, 2008 and 2007:

	2008	2007
Revolving Credit Facility due 2010 at a variable rate of 6.07% and 6.19% as of November 30, 2008 and 2007, respectively	$19,500	$30,000
2.0% Convertible Senior Notes due 2013	125,000	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 6.57% and 6.97% as of November 30, 2008 and 2007, respectively	107,500	145,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	459,500	508,000
Less: current maturities	3,000	3,000
Total long-term debt, net of current maturities	$456,500	$505,000

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

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of November 30, 2008 and 2007, respectively we had $19,500 and $30,000 of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of January 22, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100,000.

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

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.  As of November 30, 2008, we were in compliance with all covenants in our Credit Facility.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter and fourth quarter of fiscal 2008, we retired a portion of the swap for approximately $270 and $26, respectively, which was recorded as additional interest expense in the accompanying consolidated statement of income.  As of November 30, 2008, we had $125,322 of LIBOR based borrowings hedged under the provisions of the swap.  During fiscal 2008, the decrease in fair value of the swap of $52, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $2,602 is included in accrued liabilities, and the long-term portion of $321 is included in other noncurrent liabilities.  As of November 30, 2008, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement expires in January 2010.

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

Subsequent to November 30, 2008, we issued an aggregate of 487 shares of our common stock in exchange for $28,700 in aggregate principal amount of our outstanding 2.0% Convertible Notes.  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96,300 outstanding.

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

The future maturities of long-term debt outstanding as of November 30, 2008 are as follows:

2009	$3,000
2010	22,500
2011	3,000
2012	3,000
2013	220,500
Thereafter	207,500
$459,500

Cash interest payments during fiscal 2008, 2007 and 2006 were $22,247, $26,671 and $10,831, respectively.

(6)           FAIR VALUE OF FINANCIAL INSTRUMENT

We currently measure and record in the accompanying consolidated financial statements an interest rate swap at fair value.  SFAS 157, which we adopted effective December 1, 2007, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The following table summarizes the interest rate swap measured at fair value in the accompanying consolidated balance sheet as of November 30, 2008:

	Fair Value Measurements as of November 30, 2008
	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap (1)	$—	$2,923	$—	$2,923

(1)
The total fair value of the interest rate swap is partially classified as a current and a noncurrent liability as of November 30, 2008 and matures in January 2010.  We value this instrument using the “Income Approach” valuation technique. This method uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of November 30, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

At November 30, 2008 and 2007, the carrying value of the 7.0% Subordinated Notes approximated fair value based on market prices and market volume for same or similar issues. At November 30, 2008 and 2007, the fair value of the 2.0% Convertible Notes was determined to be $153,965 and $150,444, respectively, based upon consideration of our closing stock price of $72.57 and $70.91, respectively, and determination of conversion value as defined in the indenture under which the 2.0% Convertible Notes were issued. At November 30, 2008 and 2007, the fair value of the 1.625% Convertible Notes was determined to be $99,143 and $96,875, respectively, based upon consideration of our closing stock price and determination of conversion value as defined in the indenture under which the 1.625% Convertible Notes were issued.

(7)           INCOME TAXES

The provision for income taxes includes the following components for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Current:
Federal	$13,428	$16,850	$23,009
State	1,191	1,674	1,058
Deferred	19,010	12,865	111
	$33,629	$31,389	$24,178

As of November 30, 2008, we had a foreign tax credit of $1,988 which will expire over nine years beginning in fiscal 2011 through 2018, and state net operating loss carry forwards of $4,054, which will begin to expire in 2019 through 2020 if unused.  In fiscal 2008, 2007 and 2006 income tax benefits of $8,902, $8,291 and $1,627, respectively, attributable to employee stock option transactions were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes.  Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Allowances and accruals	$1,511	$1,671
Inventory reserve	484	1,830
Stock-based compensation expense	3,822	2,578
Allowance for product returns	1,194	2,622
Net operating loss carryforwards	1,844	1,412
Accrued postretirement health care benefits	491	382
Note hedge call option	18,315	21,179
Foreign tax credit	1,988	1,385
Other	3,641	2,228
Gross deferred tax assets	33,290	35,287
Valuation allowance	—	—
Net deferred tax assets	33,290	35,287
Deferred tax liabilities:
Depreciation and amortization	63,976	48,335
Prepaid advertising	637	289
Inventory	—	177
Other	121	792
Gross deferred tax liabilities	64,734	49,593
Net deferred liability	$31,444	$14,306

The deferred provision for income taxes excludes the tax effect of the note hedge call option of $0 and $11,092, the interest rate hedge adjustment of $42 and $647, and unrealized actuarial gains and losses related to the pension and post retirement health benefit plans of $946 and $0 for fiscal 2008 and 2007, respectively, which are included in the consolidated statements of shareholders’ equity.  The deferred provision for income taxes also excludes the impact of adopting FIN48 in fiscal 2008 of $884.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the United States statutory rate for fiscal 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Expected federal tax provision	$34,970	$31,878	$24,252
State income taxes, net of federal income tax benefit	2,077	1,922	1,022
Permanent Items	(2,928)	(1,083)	(1,231)
Other, net	(490)	(1,328)	135
Provision for income taxes	$33,629	$31,389	$24,178

Income taxes paid in fiscal 2008, 2007 and 2006 were $11,181, $7,977 and $21,665, respectively.  We received income tax refunds of $135, $34 and $376 during fiscal 2008, 2007 and 2006, respectively.

We have undistributed earnings of Chattem Canada, our Canadian subsidiary, of approximately $3,900 at November 30, 2008, for which deferred taxes have not been provided.  Such earnings are considered indefinitely invested in the foreign subsidiaries.  If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007. The difference between the tax benefit recognized in the financial statements for a position in accordance with FIN 48 and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.  In connection with the adoption of FIN 48, we recognized an increase in the liability for unrecognized tax benefits of $1,595, which is included in the accompanying consolidated financial statements as a reduction to retained earnings of $711 and an increase to deferred tax assets of $884.  We had a total unrecognized tax benefit of $2,180 as of December 1, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefit upon adoption of FIN 48	$2,180
Increase for current year positions	6,392
Increase for prior period positions	210
Decrease due to settlements and payments	(1,109)
Unrecognized tax benefit at November 30, 2008	$7,673

The total amount of net unrecognized tax benefit that, if recognized, would affect the effective tax rate is $890 as of November 30, 2008.  We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.  Included in the liability for unrecognized tax benefits we have $191 accrued for penalties and interest, net of tax benefits.

It is reasonably possible that the amount of unrecognized tax benefit could increase by approximately $1,000 during the next twelve months if certain elements of compensation are deducted in our 2008 federal and state tax returns.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to examinations by tax authorities related to U.S. federal income taxes for fiscal years before 2000, state income taxes for fiscal years before 1997 or non-U.S. income taxes for fiscal years before 1999.

(8)           SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2008 and 2007:

	2008	2007

Raw materials and work in process	$16,753	$17,892
Finished goods	24,180	25,373
Total inventories	$40,933	$43,265

International inventories included above were $3,328 and $3,803 at November 30, 2008 and 2007, respectively.

Property, plant and equipment consisted of the following at November 30, 2008 and 2007:

	2008	2007
Land	$1,123	$1,123
Buildings and improvements	11,228	10,876
Machinery and equipment	60,269	60,127
Package design and tooling	8,241	7,629
Construction in progress	4,824	3,474
Total property, plant and equipment	85,685	83,229
Less – accumulated depreciation	(53,442)	(50,880)
Property, plant and equipment, net	$32,243	$32,349

Accrued liabilities consisted of the following at November 30, 2008 and 2007:

	2008	2007
Interest	$3,216	$3,510
Salaries, wages and commissions	5,333	6,209
Product advertising and promotion	2,611	3,051
Litigation settlements and legal fees	799	2,084
Income taxes payable	4,636	3,643
Interest rate swap	2,602	1,274
Other	2,096	1,766
Total accrued liabilities	$21,293	$21,537

(9)           ACQUISITION OF BRANDS

In January 2007, we acquired the U.S. rights to five leading consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, an anti-cavity mouthwash/mouth rinse; Unisom, an OTC sleep-aid; Cortizone-10, a hydrocortisone anti-itch product; Kaopectate, an anti-diarrhea product; and Balmex, a diaper rash product.  The J&J Acquisition was funded with the proceeds from a $300,000 term loan provided under our Credit Facility, borrowings under the revolving credit facility portion of our Credit Facility and through the use of a portion of the proceeds derived from the issuance of the 2.0% Convertible Notes.  The purchase price of the J&J Acquisition was $410,000 plus $1,573 of costs directly related to the acquisition.  The purchase price included $5,916 of inventory, $1,781 of assumed liabilities, $463 of equipment, $403,061 of trademarks, which were assigned an indefinite life, and $3,914 of distribution rights, which was assigned a useful life of five years.  The value assigned each of the acquired brands was as follows:  ACT, $163,167; Unisom, $95,181; Cortizone-10, $124,318; Kaopectate, $11,653; and Balmex, $8,742.  Certain of the products are manufactured and supplied under assumed agreements with third party manufacturers.  During fiscal 2007 and 2008, the manufacturing of certain products was transferred to our facilities.  For a period of up to six months from the close of the acquisition, Johnson & Johnson was to provide transition services consisting of consumer affairs, distribution and collection services (including related financial, accounting and reporting services).  We terminated the distribution and collections services effective April 2, 2007 and the consumer affairs services effective June 21, 2007.  The costs charged for these transition services approximated the actual costs incurred by Johnson & Johnson.  During fiscal 2007, we incurred $2,057, of expenses related to these transition services, which are recorded as acquisition expenses in the accompanying consolidated statements of income.

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

(10)        POSTRETIREMENT BENEFIT PLANS

We maintain two defined benefit postretirement plans that cover certain employees who have met specific age and service requirements.  The plans include a noncontributory defined benefit pension plan (the “Pension Plan”) and a postretirement health care benefits plan (the “Retiree Health Plan”).  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, Pension Plan benefits and participation were frozen.  The Retiree Health Plan provides benefits to certain eligible employees over the age of 65.  On May 31, 2006, Retiree Health Plan eligibility was restricted to current retirees and those active employees that were retirement eligible as of that date (age 55 and 10 years of service or age 65).  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act (“ERISA”).  Contributions to the Retiree Health Plan are limited to $2 per participant per year and are paid monthly on a fully insured basis.  Retiree Health Plan participants are required to pay any insurance premium amount in excess of the employer contribution.  Plan assets and benefit obligations are measured as of November 30 for both plans.

In addition to the previously described plans, we also sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute their eligible compensation up to the applicable annual elective deferral and salary reduction limits as set forth by the IRS.  We make matching contributions of 25% on the first 6% of contributed compensation.  Our expense for the matching contribution totaled $293 in fiscal 2008, $286 in fiscal 2007, and $249 in fiscal 2006.  In addition to matching contributions, safeharbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safeharbor contributions totaled $879 in fiscal 2008, $775 in fiscal 2007 and $758 in fiscal 2006.  Our contributions to this plan are expensed as incurred.

The frozen status of the Pension Plan prevents any future salary increase of participants from affecting the plan’s accumulated benefit obligation.  Therefore, the Pension Plan’s projected benefit obligation continually equals the accumulated benefit obligation.   In fiscal 2008 the Pension Plan did not recognize any previously unrecognized actuarial (gains) losses as a component of net periodic (benefit) cost.  As a result of the actual return on plan assets in fiscal 2008, amortization of the cumulative loss in the amount of $185 is expected to be recognized as a component of net periodic pension (benefit) cost in fiscal 2009.

The Retiree Health Plan recognized a previously unrecognized actuarial gain in the amount of $136 in fiscal 2008 as a result of a decrease in plan participants.  No actuarial gain or loss for the Retiree Health Plan is expected in fiscal 2009.

Net periodic (benefit) cost for fiscal 2008, 2007 and 2006 was comprised of the following components:

	Pension Plan			Retiree Health Plan
	2008	2007	2006	2008	2007	2006
Service cost	$—	$—	$—	$7	$21	$57
Interest cost	576	609	610	55	56	73
Amortization of prior service cost	—	—	—	—	—	15
Expected return on plan assets	(921)	(937)	(882)	—	—	—
Recognized net actuarial (gain)/loss	—	—	5	(136)	(96)	(16)
Settlement/Curtailment loss	—	89	54	—	—	—
Net periodic (benefit) cost	$(345)	$(239)	$(213)	$(74)	$(19)	$129

For each plan, the changes in the benefit obligations are as follows for fiscal 2008 and 2007:

	Pension Plan		Retiree Health Plan
	2008	2007	2008	2007
Benefit obligation, beginning of year	$10,165	$10,733	$1,003	$1,094
Service cost	—	—	7	21
Interest cost	576	609	55	56
Plan participants’ contributions	—	—	19	7
Actuarial (gain)/loss	(825)	185	(71)	(104)
Benefits paid	(690)	(1,362)	(77)	(71)
Benefit obligation, end of year	$9,226	$10,165	$936	$1,003

For each plan the changes in plan assets are as follows for fiscal 2008 and 2007:

	Pension Plan		Retiree Health Plan
	2008	2007	2008	2007
Plan assets at fair value, beginning of year	$11,883	$12,040	$—	$—
Actual return on plan assets	(2,320)	1,205	—	—
Employer contribution	—	—	58	64
Plan participants’ contributions	—	—	19	7
Benefits paid	(690)	(1,362)	(77)	(71)
Plan assets at fair value, end of year	$8,873	$11,883	$—	$—

The following table sets forth the funded status of each plan as of November 30, 2008 and 2007:

	Pension Plan		Retiree Health Plan
	2008	2007	2008	2007
Plan assets at fair value	$8,873	$11,883	$—	$—
Benefit obligation	9,226	10,165	936	1,003
Funded status prepaid (deficiency)	(353)	1,718	(936)	(1,003)
Unrecognized actuarial net (gain)/loss	2,771	355	(277)	(342)
Total recognized in the consolidated balance sheet	$2,418	$2,073	$(1,213)	$(1,345)

Amounts recognized in the Company’s consolidated balance sheet as of November 30, 2008 and 2007 consist of the following:

	Pension Plan		Retiree Health Plan
	2008	2007	2008	2007
Deferred income tax assets (liabilities)	$1,057	$134	$(106)	$(129)
Other noncurrent assets (liabilities)	(353)	1,718	(936)	(1,003)
Shareholder equity:
Accumulated other comprehensive income	1,714	221	(171)	(213)
Net asset (liability) recognized in the consolidated balance sheet	$2,418	$2,073	$(1,213)	$(1,345)

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Pension Plan and the Retiree Health Plan was 6.5% and 5.75% in fiscal 2008 and 2007, respectively.  The expected long-term rate of return on the Pension Plan assets was 8% in fiscal 2008 and 2007.  The long-term return percentage on assets is based on the weighted-average of the Pension Plan’s invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

Our existing investment policy of the Pension Plan recognizes that the most significant decision to affect the ability to meet the investment objectives is the asset allocation decision.  Therefore, based on the investment objectives and our risk tolerances, the investment policy defines the following asset mix range:

Asset Class	Range
Corporate & Government Bonds	30.0 – 70.0%
Equities	30.0 – 70.0%

In addition, the existing investment policy requires a performance review annually.  The weighted-average asset allocations at November 30, 2008 and 2007 by asset class are as follows:

	Pension Plan Assets at November 30,
Asset Class	2008	2007
Mutual funds	84%	88%
Equity securities	16	12
Total	100%	100%

As of November 30, 2008, we had 20 shares of our common stock in the Pension Plan with a fair value of $1,451.

The following benefit payments, are expected to be paid:

Year Ending November 30,	Estimated Benefit Payments
	Pension Plan	Retiree Health Plan
2009	$690	$95
2010	695	92
2011	700	92
2012	705	94
2013	710	97
2014-2018	2,200	494

In fiscal 2009, no employer contributions are expected for the Pension Plan.  Employer contributions for the Retiree Health Plan are expected to be paid upon receipt of the monthly insurance premium.

(11)        PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment – OTC health care.  This segment includes medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoo, dietary supplement and other OTC and toiletry products.

Geographical segment information is as follows for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Revenues:
Domestic	$423,088	$393,493	$276,397
International (1)	31,791	29,885	24,151
Total	$454,879	$423,378	$300,548

Long-Lived Assets (2)
Domestic	$646,676	$646,926	$235,909
International	2,237	2,233	593
Total	$648,913	$649,159	$236,502

 (1)International sales include export sales from United States operations and royalties from international sales of Selsun.  These royalties were $90, $93 and $228 for fiscal 2008, 2007 and 2006, respectively.

(2)Consists of book value of property, plant, equipment, patents, trademarks and other purchased product rights.

Net sales of our domestic product categories within our single healthcare business segment are as follows for fiscal 2008, 2007 and 2006:

	2008	2007	2006
Medicated skin care	$141,942	$123,456	$67,238
Topical pain care	96,779	95,858	101,396
Oral care	62,872	48,863	6,773
Internal OTC	48,006	45,043	11,958
Medicated dandruff shampoos	35,737	36,934	37,742
Dietary supplements	19,491	26,121	35,081
Other OTC and toiletry products	18,261	17,218	16,209
Total	$423,088	$393,493	$276,397

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

In accordance with the terms of the class action settlement, approximately $70,885 was initially funded into a settlement trust.  We have resolved all claims in the settlement and paid all trust expenses.  On June 14, 2006, we filed a motion to dissolve the settlement trust.  The court granted this motion on July 14, 2006.  We dissolved the settlement trust pursuant to a letter to the trustee dated September 24, 2008.

We were also named as a defendant in approximately 206 lawsuits relating to Dexatrim containing PPA which involved alleged injuries by Dexatrim products containing PPA manufactured and sold prior to our acquisition of Dexatrim on December 21, 1998.  The DELACO Company (“DELACO”), successor by merger to the Thompson Medical Company, Inc., which owned the brand prior to December 21, 1998, owed us an indemnity obligation for any liabilities arising from these lawsuits.  On February 12, 2004, DELACO filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of New York.  We filed a claim for indemnification in DELACO’s bankruptcy.  We entered into a settlement agreement with DELACO dated June 30, 2005 that resolved DELACO’s indemnity obligations to us (“the DELACO Agreement”).  The DELACO Agreement was approved by the DELACO bankruptcy court on July 28, 2005.  In accordance with the DELACO bankruptcy plan, a settlement trust established under the plan paid us $8,750 on March 17, 2006, which was included in our consolidated statements of income, net of legal expenses, as litigation settlement for 2006.  The payment to us by the DELACO settlement trust of $8,750 has conclusively compromised and settled our indemnity claim filed in the DELACO bankruptcy. The confirmation of the DELACO bankruptcy plan effectively released us from liability for all PPA products liability cases with injury dates prior to December 21, 1998.

On December 30, 2003, the United States Food and Drug Administration ("FDA") issued a consumer alert on the safety of dietary supplements containing ephedrine alkaloids and on February 6, 2004 published a final rule with respect to these products.  The final rule prohibits the sale of dietary supplements containing ephedrine alkaloids because such supplements present an unreasonable risk of illness or injury.  The final rule became effective on April 11, 2004.  We discontinued the manufacturing and shipment of Dexatrim containing ephedrine in September 2002. During April to June 2008, we received notification from an attorney of 26 individual claims alleging the development of pulmonary arterial hypertension as a result of ingesting Dexatrim containing ephedrine and/or PPA in 1998 through 2003.  In September 2008, we resolved all of these claims for $13,250, of which approximately $2,545 was funded from the proceeds of the Dexatrim settlement trust.  We are not currently aware of any additional product liability claims relating to Dexatrim.

We were named as a defendant in a putative class action lawsuit filed by California consumer Robert O. Wilkinson in the United States District Court for the Southern District of California relating to the labeling, advertising, promotion and sale of our Garlique product.  We were served with this lawsuit on July 5, 2007.  The plaintiff has voluntarily dismissed his claim for class certification but still seeks injunctive relief and attorney fees.  A different California consumer using the same counsel filed a lawsuit in the Eastern District of California seeking injunctive relief, actual and punitive damages and class certification based on the same set of facts that Mr.Wilkinson alleged.  We were served with this lawsuit on December 18, 2008.  We are vigorously defending both Garlique cases.

On December 20, 2007, Avon Products, Inc. filed a patent infringement lawsuit against us in the U.S. District Court for the Southern District of New York alleging that our Bullfrog Mosquito Coast product infringes an Avon patent.  We resolved this lawsuit through a settlement agreement executed on November 25, 2008.  This confidential agreement provides a license that permits us to continue manufacturing and selling Bullfrog Mosquito Coast without further litigation.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  We conducted the recall to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of January 22, 2009, there were approximately 170 consumers with pending claims against us and four products liability lawsuits pending against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

On July 25, 2008, LecTec Corporation filed a complaint against us in the U.S. District Court for the Eastern District of Texas, which alleges that our Icy Hot and Capzasin patch products infringe LecTec’s patents.  In the same lawsuit, LecTec has asserted patent infringement claims against Endo Pharmaceuticals, Inc.; Johnson & Johnson Consumer Products Company, Inc.; The Mentholatum Company, Inc.; and Prince of Peace Enterprises, Inc.  LecTec seeks injunctive relief, and compensatory and enhanced damages for the alleged infringement, and attorneys’ fees and expenses.  We filed an answer and counterclaim on September 30, 2008 and the trial date is currently scheduled for January 4, 2011. We are vigorously defending this lawsuit.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.  For the current annual policy period beginning September 1, 2008, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $2,803 has been funded as of January 22, 2009.  We also have $25,000 of excess coverage through a third party reinsurance policy.

REGULATORY

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products or reformulate them using other ingredients included in the FDA monograph.  We believe that the monograph is unlikely to become final and take effect before mid-2009.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of May 2009. If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of an NDA in order to continue to market the Icy Hot, Capzasin and Aspercreme patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2008.

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

We are aware of the FDA's concern about the potential toxicity due to concomitant use of OTC and prescription products that contain the analgesic ingredient acetaminophen, an ingredient found in Pamprin and Prēmsyn PMS.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimen is safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the

FDA's concern.  The FDA will address both issues in its effort to finalize the monograph on internal analgesic products.  We believe the FDA may issue revised labeling requirements within the next year, perhaps prior to monograph closure that will cause the industry to relabel its analgesic products.

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

LEASES AND ENDORSEMENTS

The minimum rental commitments under all noncancelable operating leases, primarily real estate, in effect at November 30, 2008 are as follows:

2009	$547
2010	166
2011	101
2012	26
2013	23
Thereafter	24
$887

Rental expense was $2,648, $2,395 and $2,060 for fiscal 2008, 2007 and 2006, respectively.

The minimum commitments under noncancelable endorsement contracts related to our advertising in effect at November 30, 2008 are as follows:

2009	$1,850
2010	2,250
2011	900
$5,000

(13)        CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of November 30, 2008 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 5).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2008 is $234,500.

 Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2008
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,055	$1,570	$8,685	$—	$32,310
Accounts receivable, less allowances of $9,718	44,175	16,226	5,242	(16,226)	49,417
Interest receivable	108	641	(91)	(658)	—
Inventories, net	35,795	1,811	3,327	—	40,933
Deferred income taxes	3,932	—	36	—	3,968
Prepaid expenses and other current assets	4,024	—	332	(1,905)	2,451
Total current assets	110,089	20,248	17,531	(18,789)	129,079

PROPERTY, PLANT AND EQUIPMENT, NET	30,792	775	676	—	32,243

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,341	674,057	1,561	(62,289)	616,670
Debt issuance costs, net	12,253	—	—	—	12,253
Investment in subsidiaries	597,821	64,682	97,690	(760,193)	—
Note receivable	—	34,694	—	(34,694)	—
Other	2,727	—	—	—	2,727
Total other noncurrent assets	616,142	773,433	99,251	(857,176)	631,650

TOTAL ASSETS	$757,023	$794,456	$117,458	$(875,965)	$792,972

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	16,463	—	1,736	(83)	18,116
Bank overdrafts	1,184	—	—	—	1,184
Accrued liabilities	34,594	699	4,708	(18,708)	21,293
Total current liabilities	55,241	699	6,444	(18,791)	43,593

LONG-TERM DEBT, less current maturities	455,900	(1,200)	36,494	(34,694)	456,500

DEFERRED INCOME TAXES	(24,111)	60,766	(1,243)	—	35,412

OTHER NONCURRENT LIABILITIES	1,609	—	—	—	1,609

INTERCOMPANY ACCOUNTS	12,526	(18,962)	6,436	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,978	28,926	—	—	—	28,926
Share capital of subsidiaries	—	641,659	77,935	(719,594)	—
Dividends	—	(69,628)	—	69,628	—
Retained earnings	231,230	179,428	(6,416)	(173,012)	231,230
	260,156	751,459	71,519	(822,978)	260,156
Accumulated other comprehensive income (loss), net of taxes:
Interest rate hedge adjustment	(1,787)	—	—	—	(1,787)
Foreign currency translation adjustment	(968)	1,694	(2,192)	498	(968)
Unrealized actuarial gains and losses	(1,543)	—	—	—	(1,543)
Total shareholders’ equity	255,858	753,153	69,327	(822,480)	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$757,023	$794,456	$117,458	$(875,965)	$792,972

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,685	$590	$10,132	$—	$15,407
Accounts receivable, less allowances of $13,810	37,492	16,693	6,261	(16,693)	43,753
Interest receivable	101	625	(84)	(642)	—
Inventories, net	36,220	3,242	3,803	—	43,265
Deferred income taxes	6,709	—	41	—	6,750
Prepaid expenses and other current assets	1,913	—	302	(150)	2,065
Total current assets	87,120	21,150	20,455	(17,485)	111,240

PROPERTY, PLANT AND EQUIPMENT, NET	30,902	775	672	—	32,349

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,482	674,058	1,560	(62,290)	616,810
Debt issuance costs, net	15,430	—	—	—	15,430
Investment in subsidiaries	336,936	33,000	66,860	(436,796)	—
Note receivable	—	33,000	—	(33,000)	—
Other	4,218	—	513	—	4,731
Total other noncurrent assets	360,066	740,058	68,933	(532,086)	636,971

TOTAL ASSETS	$478,088	$761,983	$90,060	$(549,571)	$780,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	16,439	—	1,800	—	18,239
Bank overdrafts	7,584	—	—		7,584
Accrued liabilities	33,561	691	4,770	(17,485)	21,537
Total current liabilities	60,584	691	6,570	(17,485)	50,360

LONG-TERM DEBT, less current maturities	504,400	(1,200)	34,800	(33,000)	505,000

DEFERRED INCOME TAXES	(23,976)	45,032	—	—	21,056

OTHER NONCURRENT LIABILITIES	2,436	—	—	—	2,436

INTERCOMPANY ACCOUNTS	(267,058)	259,083	7,975	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,092	36,800	—	—	—	36,800
Share capital of subsidiaries	—	329,704	39,804	(369,508)	—
Dividends	—	(18,046)	(9,000)	27,046	—
Retained earnings	165,655	146,719	8,430	(155,149)	165,655
	202,455	458,377	39,234	(497,611)	202,455
Accumulated other comprehensive income (loss), net of taxes:
Interest rate hedge adjustment	(1,747)	—	—	—	(1,747)
Foreign currency translation adjustment	1,002	—	1,481	(1,475)	1,008
Unrealized actuarial gains and losses	(8)	—	—	—	(8)
Total shareholders’ equity	201,702	458,377	40,715	(499,086)	201,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,088	$761,983	$90,060	$(549,571)	$780,560

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$413,450	$89,033	$24,624	$(72,228)	$454,879

COSTS AND EXPENSES:
Cost of sales	118,000	5,370	11,194	(2,944)	131,620
Advertising and promotion	105,873	6,193	6,027	—	118,093
Selling, general and administrative	58,185	697	3,708	—	62,590
Product recall expenses	5,479	—	790	—	6,269
Litigation settlement	567	—	10,704	—	11,271
Equity in subsidiary income	(42,411)	—	—	42,411	—
Total costs and expenses	245,693	12,260	32,423	39,467	329,843

INCOME FROM OPERATIONS	167,757	76,773	(7,799)	(111,695)	125,036

OTHER INCOME (EXPENSE):
Interest expense	(25,134)	—	(4,236)	4,060	(25,310)
Investment and other income, net	189	4,074	3,012	(6,560)	715
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(66,145)	(3,141)	—	69,286	—
Corporate allocations	1,973	(1,812)	(161)	—	—
Total other income (expense)	(89,643)	(879)	(1,385)	66,786	(25,121)

INCOME (LOSS) BEFORE INCOME TAXES	78,114	75,894	(9,184)	(44,909)	99,915

PROVISION FOR INCOME TAXES	11,828	25,139	(3,338)	—	33,629

NET INCOME (LOSS)	$66,286	$50,755	$(5,846)	$(44,909)	$66,286

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$378,225	$92,089	$22,875	$(69,811)	$423,378

COSTS AND EXPENSES:
Cost of sales	115,001	7,125	10,932	(4,003)	129,055
Advertising and promotion	96,471	9,844	6,004	(113)	112,206
Selling, general and administrative	55,120	320	2,438	—	57,878
Acquisition expenses	2,057	—	—	—	2,057
Equity in subsidiary income	(46,302)	—	—	46,302	—
Total costs and expenses	222,347	17,289	19,374	42,186	301,196

INCOME FROM OPERATIONS	155,878	74,800	3,501	(111,997)	122,182

OTHER INCOME (EXPENSE):
Interest expense	(30,142)	—	(2,645)	2,857	(29,930)
Investment and other income, net	801	2,589	3,428	(5,358)	1,460
Loss on early extinguishment of debt	(2,633)	—	—	—	(2,633)
Royalties	(61,517)	(4,178)	—	65,695	—
Corporate allocations	2,424	(2,362)	(62)	—	—
Total other income (expense)	(91,067)	(3,951)	721	63,194	(31,103)

INCOME (LOSS) BEFORE INCOME TAXES	64,811	70,849	4,222	(48,803)	91,079

PROVISION FOR INCOME TAXES	5,121	24,797	1,471	—	31,389

NET INCOME (LOSS)	$59,690	$46,052	$2,751	$(48,803)	$59,690

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$248,219	$79,722	$19,686	$(47,079)	$300,548

COSTS AND EXPENSES:
Cost of sales	78,044	9,661	8,784	(2,453)	94,036
Advertising and promotion	80,316	10,713	5,042	—	96,071
Selling, general and administrative	47,059	(93)	23	—	46,989
Litigation settlement	(19,292)	—	—	—	(19,292)
Equity in subsidiary income	(36,764)	—	—	36,764	—
Total costs and expenses	149,363	20,281	13,849	34,311	217,804

INCOME FROM OPERATIONS	98,856	59,441	5,837	(81,390)	82,744

OTHER INCOME (EXPENSE):
Interest expense	(11,582)	—	(2,618)	2,475	(11,725)
Investment and other income, net	483	2,535	3,033	(4,975)	1,076
Loss on early extinguishment of debt	(2,805)	—	—	—	(2,805)
Royalties	(39,017)	(5,610)	—	44,627	—
Corporate allocations	3,324	(3,260)	(64)	—	—
Total other income (expense)	(49,597)	(6,335)	351	42,127	(13,454)

INCOME (LOSS) BEFORE INCOME TAXES	49,259	53,106	6,188	(39,263)	69,290

PROVISION FOR INCOME TAXES	4,147	17,940	2,091	—	24,178

NET INCOME (LOSS)	$45,112	$35,166	$4,097	$(39,263)	$45,112

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$66,286	$50,755	$(5,846)	$(44,909)	$66,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,134	—	252	—	8,386
Deferred income taxes	3,643	15,734	(1,238)	—	18,139
Stock-based compensation expense	5,970	—	—	—	5,970
Loss on early extinguishment of debt	526	—	—	—	526
Tax benefit realized from stock options exercised	(3,709)	—	—	—	(3,709)
Other, net	(1,417)	—	(46)	—	(1,463)
Equity in subsidiary income	(44,909)	—	—	44,909	—
Changes in operating assets and liabilities:
Accounts receivable	(6,683)	467	1,019	(467)	(5,664)
Interest receivable	(8)	(15)	8	15	—
Inventories	425	1,431	475	—	2,331
Prepaid expenses and other current assets	(2,115)	—	(31)	1,755	(391)
Accounts payable and accrued liabilities	3,171	5	(126)	(1,303)	1,747
Net cash provided by (used in) operating activities	29,314	68,377	(5,533)	—	92,158

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,251)	—	(370)	—	(4,621)
(Increase) decrease in other assets, net	(237)	1,694	(2,991)	—	(1,534)
Net cash (used in) provided by investing activities	(4,488)	1,694	(3,361)	—	(6,155)

FINANCING ACTIVITIES:
Repayment of long-term debt	(38,000)	—	—	—	(38,000)
Proceeds from borrowings under revolving credit facility	151,500	—	—	—	151,500
Repayments of revolving credit facility	(162,000)	—	—	—	(162,000)
Bank overdraft	(6,400)	—	—	—	(6,400)
Repurchase of common shares	(26,327)	—	—	—	(26,327)
Proceeds from exercise of stock options	8,372	—	—	—	8,372
Tax benefit realized from stock options exercised	3,709	—	—	—	3,709
Changes in intercompany accounts	(5,438)	537	4,901	—	—
Dividends paid	67,128	(69,628)	2,500	—	—
Net cash provided by (used in) financing activities	(7,456)	(69,091)	7,401	—	(69,146)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	46	—	46

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	17,370	980	(1,447)	—	16,903
At beginning of year	4,685	590	10,132	—	15,407
At end of year	$22,055	$1,570	$8,685	$—	$32,310

Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$59,690	$46,052	$2,751	$(48,803)	$59,690
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	8,480	—	363	—	8,843
Deferred income taxes	1,875	10,847	(4)	—	12,718
Stock-based compensation expense	5,622	—	—	—	5,622
Loss on early extinguishment of debt	2,633	—	—	—	2,633
Tax benefit realized from stock options exercised	(8,291)	—	—	—	(8,291)
Other, net	154	—	(343)	—	(189)
Equity in subsidiary income	(48,803)	—	—	48,803	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,289)	(7,286)	(1,612)	7,286	(13,901)
Interest receivable	(83)	—	83	—	—
Inventories	(5,721)	918	(1,017)	—	(5,820)
Prepaid expenses and other current assets	1,243	—	(144)	150	1,249
Accounts payable and accrued liabilities	27,814	(441)	4,243	(7,436)	24,180
Net cash provided by operating activities	32,324	50,090	4,320	—	86,734

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,854)	—	(441)	—	(6,295)
Acquisition of brands	(8,420)	(405,784)	(1,561)	—	(415,765)
Decrease in other assets, net	(1,342)	468	2,784	—	1,910
Net cash (used in) provided by investing activities	(15,616)	(405,316)	782	—	(420,150)

FINANCING ACTIVITIES:
Repayment of long-term debt	(154,500)	—	—	—	(154,500)
Proceeds from long-term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	159,000	—	—	—	159,000
Repayments of revolving credit facility	(129,000)	—	—	—	(129,000)
Bank overdraft	1,760	—	—	—	1,760
Repurchase of common shares	(23,601)	—	—	—	(23,601)
Proceeds from exercise of stock options	16,661	—	—	—	16,661
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrant	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,383)	—	—	—	(9,383)
Premium paid on interest rate cap agreement	(114)	—	—	—	(114)
Proceeds from sale of interest rate cap	909	—	—	—	909
Tax benefit realized from stock options exercised	8,291	—	—	—	8,291
Changes in intercompany accounts	(374,120)	373,095	1,025	—	—
Dividends paid	17,546	(18,046)	500	—	—
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Net cash provided by (used in) financing activities	(92,221)	353,849	(3,675)	—	257,953

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	343	—	343

CASH AND CASH EQUIVALENTS
Increase for the year	(75,513)	(1,377)	1,770	—	(75,120)
At beginning of year	80,198	1,967	8,362	—	90,527
At end of year	$4,685	$590	$10,132	$—	$15,407

 Note 13

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$45,112	$35,166	$4,097	$(39,263)	$45,112
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,655	—	180	—	5,835
Deferred income taxes	(5,204)	5,653	(36)	—	413
Stock-based compensation expense	4,745	—	—	—	4,745
Loss on early extinguishment of debt	2,805	—	—	—	2,805
Tax benefit realized from stock options exercised	(1,627)	—	—	—	(1,627)
Other, net	127	—	257	—	384
Equity in subsidiary income	(39,263)	—	—	39,263	—
Changes in operating assets and liabilities:
Accounts receivable	12,538	1,774	(197)	(1,774)	12,341
Inventories	(6,115)	(1,730)	224	—	(7,621)
Refundable income taxes	2,834	—	—	—	2,834
Prepaid expenses and other current assets	574	—	425	(420)	579
Accounts payable and accrued liabilities	(7,497)	163	(6,238)	2,194	(11,378)
Net cash provided by (used in) operating activities	14,684	41,026	(1,288)	—	54,422

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,473)	—	(232)	—	(4,705)
Increase in other assets, net	(487)	(468)	(1,156)	—	(2,111)
Net cash (used in) provided by investing activities	(4,960)	(468)	(1,388)	—	(6,816)

FINANCING ACTIVITIES:
Repayment of long-term debt	(75,000)	—	—	—	(75,000)
Proceeds from long-term debt	125,000	—	—	—	125,000
Proceeds from borrowings under revolving credit facility	75,500	—	—	—	75,500
Repayments of revolving credit facility	(75,500)	—	—	—	(75,500)
Bank overdraft	5,824	—	—	—	5,824
Repurchase of common shares	(39,332)	—	—	—	(39,332)
Proceeds from exercise of stock options	2,480	—	—	—	2,480
Purchase of note hedge	(32,042)	—	—	—	(32,042)
Proceeds from issuance of warrant	18,581	—	—	—	18,581
Increase in debt issuance costs	(9,099)	—	—	—	(9,099)
Debt retirement costs	(1,501)	—	—	—	(1,501)
Premium paid on interest rate cap agreement	(687)	—	—	—	(687)
Tax benefit realized from stock options exercised	1,627	—	—	—	1,627
Changes in intercompany accounts	37,976	(38,073)	97	—	—
Dividends paid	—	(2,500)	2,500	—	—
Net cash provided by (used in) financing activities	33,827	(40,573)	2,597	—	(4,149)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(257)	—	(257)

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	43,551	(15)	(336)	—	43,200
At beginning of year	36,647	1,982	8,698	—	47,327
At end of year	$80,198	$1,967	$8,362	$—	$90,527

(14)         QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 29	May 31	August 31	November 30

FISCAL 2008:
Total revenues	$454,879	120,773	116,716	111,929	105,461
Gross profit	$323,259	86,040	84,075	80,176	72,968
Net income	$66,286	14,873	20,732	13,966	16,715
Net income per share:
Basic (1)	$3.49	.78	1.08	.74	.88
Diluted (1)	$3.42	.75	1.06	.73	.86

FISCAL 2007:
Total revenues	$423,378	100,831	112,964	108,965	100,618
Gross profit	$294,323	69,851	77,869	76,172	70,431
Net income	$59,690	13,650	14,908	16,312	14,820
Net income per share:
Basic (1)	$3.15	.73	.78	.86	.78
Diluted (1)	$3.08	.71	.77	.84	.76

(1)The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chattem, Inc.:

We have audited Chattem, Inc. (a Tennessee corporation) and subsidiaries’ (the Company) internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Chattem, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chattem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chattem, Inc. and subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008, and our report dated January 29, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 29, 2009

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 27, 2009, the exhibit to Chattem, Inc. Annual Cash Incentive Plan (the “Plan”) was corrected to conform one of the components affecting the range of potential incentive awards payable thereunder with the original understanding and intent of our board of directors and compensation committee at the time the Plan was adopted.  The exhibit to the Plan sets forth percentages of base salaries used in determining the annual incentive awards payable to participants based on specified participant groupings and corporate performance levels achieved during the applicable performance period.  At the time of the Plan’s adoption, our board of directors and compensation committee understood that all percentages set forth in the exhibit to the Plan were equal to those percentages previously approved and in effect under the terms of our previous short-term incentive plan, which remained in effect until the Plan’s adoption.  The percentage of base salary used in determining the annual incentive award payable to our chairman and chief executive officer upon achievement of corporate performance level 3 under the previous short-term incentive plan had been set at 100% by our board of directors and compensation committee in January 2004.  The exhibit to the Plan, however, erroneously reflects that such percentage is 75%.  Accordingly, our compensation committee, pursuant to authority granted to it under the Plan, authorized and approved the correction of the Plan and the exhibit, effective as of the date on which the Plan first became effective, to reflect and fully effectuate the original understanding and intent of our board of directors and compensation committee.

A copy of the Plan with the corrected exhibit thereto is attached hereto as Exhibit 10.47 and is incorporated herein by reference thereto.  The foregoing description of the terms and conditions of the Plan, as so corrected, is qualified in its entirety by reference to the full text of the correct Plan attached hereto.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2008 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the Board of Directors.  Based on our assessment, management determined that, at November 30, 2008, we maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended November 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a)           Directors

The information found in our 2009 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b)           Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of January 22, 2009, their ages and their positions and offices with the Company:

NAME	AGE	POSITION WITH REGISTRANT

Zan Guerry*	60	Chairman of the Board and Chief Executive Officer; Director

Robert E. Bosworth*	61	President and Chief Operating Officer; Director

Andrea M. Crouch	50	Vice President – Brand Management

Ron Galante	65	Vice President – New Business Development

Robert B. Long*	37	Vice President and Chief Financial Officer

B. Derrill Pitts	66	Vice President – Operations

J. Blair Ramey	42	Vice President – Marketing

John L. Stroud	48	Vice President – Marketing

Charles M. Stafford	58	Vice President – Sales

Joseph J. Czerwinski	59	Vice President – Product Development

Theodore K. Whitfield, Jr.*	43	Vice President, General Counsel and Secretary

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

Robert B. Long.  Mr. Long became our vice president and chief financial officer in July 2008.  Previously, he served as our vice president-finance since July 2007 and as our chief accounting officer from April 2006 to July 2007.  Prior to joining us, Mr. Long was Chief Financial Officer of Charleston Hosiery, Inc. and served as a senior audit manager with Ernst & Young LLP from 2003 to 2005.

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

 (c)           Compliance with Section 16(a) of the Exchange Act

The information found in our 2009 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

(d)           Audit Committee; Audit Committee Financial Expert

The information found in our 2009 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report – Identification of Members and Functions of Committee” is hereby incorporated by reference.

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

Item 11.  Executive Compensation

The information found in our 2009 Proxy Statement under the headings “Corporate Governance – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information found in our 2009 Proxy Statement under the headings “Executive Compensation and Other Information – Equity Compensation Plan Information” and “Ownership of Common Stock” is hereby incorporated by reference.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information found in our 2009 Proxy Statement under the headings “Corporate Governance – Policies and Procedures for the Approval of Related Person Transactions” and “Executive Compensation and Other Information – Certain Relationships, Related Transactions and Director Independence” is hereby incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information found in our 2009 Proxy Statement under the headings “Corporate Governance - Audit Committee Pre-Approval of Services by the Independent Auditor” and “Corporate Governance - Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           1.           Consolidated Financial Statements

The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of November 30, 2008 and 2007
Consolidated Statements of Income for the Years Ended November 30, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended November 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
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

3.           The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibit	References

3.1	Restated Charter of Chattem, Inc., as amended	(4), (5), (10), and (16)

3.2	Amended and Restated By-Laws of Chattem, Inc.	(1), (6), (20) and (30)

4.1	Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the 7% Senior Subordinated Notes due 2014	(3)

4.3	First Amendment to and Supplemental Indenture dated July 25, 2006 among Chattem, Inc., its domestic subsidiaries and U.S. Bank, National Association, as successor trustee, relating to the 7% Senior Subordinated Notes due 2014	(22)

4.4	Indenture dated as of November 22, 2006 between Chattem, Inc. and U.S. Bank, National Association, as trustee, relating to 2% Convertible Senior Notes due 2013	(25)

4.5	Registration Rights Agreement dated November 22, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(25)

4.6	Indenture dated as of April 11, 2007 between Chattem, Inc., and U.S. Bank, National Association, as trustee, relating to 1.625% Convertible Senior Notes due 2014	(29)

Exhibit Number	Description of Exhibit	References

4.7	Registration Rights Agreement dated April 11, 2007 between Chattem, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	(29)

10.1	Lease Agreements as amended, dated February 1, 1996 between Tammy Development Company and Chattem, Inc. for warehouse space at 3100 Williams Street, Chattanooga, Tennessee	(6) and (7)

10.2	First Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective June 30, 1992	(8)

10.3	Commercial Lease dated April 1, 1998 between Chattem, Inc., lessee, and Kenco Group, Inc., lessor, for warehouse space located at 4309 Distribution Avenue, Chattanooga, Tennessee	(9)

10.4*	Chattem, Inc. Non-Statutory Stock Option Plan – 1998	(8)

10.5*	1999 Stock Plan for Non-Employee Directors	(21)

10.6*	Chattem, Inc. Non-Statutory Stock Option Plan – 2000	(10)

10.7*	Chattem, Inc. Stock Incentive Plan – 2003	(12)

10.8*	Chattem, Inc. Stock Incentive Plan – 2005	(17)

10.9*	Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(17)

10.10*	Form of Restricted Stock Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(17)

10.11*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining only to officers	(19)

10.12*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining to all optionees other than officers	(19)

10.13*	Amended and Restated Employment Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry	(31)

10.14*	Second Amended and Restated Severance Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry	(31)

10.15*	Form of Amended and Restated Non-Competition and Severance Agreement- Robert E. Bosworth, Andrea M. Crouch, Ron Galante, B. Derrill Pitts, Charles M. Stafford, Theodore K. Whitfield, Jr.	(31)

10.16*	Form of Non-Competition and Severance Agreement - Joseph J. Czwerwinski, Robert B. Long and John L. Stroud	(31)

10.17*	Form of Restricted Stock Agreements – Zan Guerry	(11)

Exhibit Number	Description of Exhibit	References

10.18	Asset Purchase Agreement dated as of October 5, 2006, among Johnson & Johnson, Pfizer, Inc. and Chattem, Inc.	(23)

10.19	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(25)

10.20	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Warrant Transaction	(25)

10.21	Securities Purchase Agreement dated November 16, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(24)

10.22	Purchase Agreement dated April 4, 2007 among Chattem, Inc., and the initial purchasers of the 1.625% Convertible Senior Notes due 2014	(28)

10.23	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(29)

10.24	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of the OTC Warrant Transactions	(29)

10.25	Credit Agreement dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(3)

10.26	New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent	(14)

10.27	First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(18)

10.28	Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(18)

10.29	Third Amendment to Credit Agreement dated as of November 29, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(19)

10.30	Fourth Amendment to Credit Agreement dated as of November 16, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(24)

10.31	Fifth Amendment to Credit Agreement dated December 22, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(26)

Exhibit Number	Description of Exhibit	References

10.32	Sixth Amendment to Credit Agreement dated April 3, 2007 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(27)

10.33	Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JP Morgan Chase Bank	(14)

10.34	First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(13)

10.35	First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(13)

10.36	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re: Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington	(12)

10.37	Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In re: Phenylpropanolamine (PPA) Products Liability Litigation	(14)

10.38	Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and Amsouth Bank	(14)

10.39	Final Settlement Trust Agreement between Chattem, Inc. and AmSouth Bank dated March 16, 2005	(18)

10.40	Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company	(14)

10.41	Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company	(14)

10.42	Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company	(14)

10.43	Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories	(15)

10.44	Dexatrim Case Scoring System and Matrix for the Chattem Dexatrim Class Action Settlement	(15)

10.45	Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005	(18)

10.46	Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company	(17)

10.47*	Chattem, Inc. Annual Cash Incentive Compensation Plan

Exhibit Number	Description of Exhibit	References

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts

*This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1)	Form 8-K filed February 1, 2000.

(2)	Form 8-A filed February 1, 2000.

(3)	Form S-4 filed March 22, 2004.

(4)	Form S-8 filed June 2, 1999.

(5)	Form 10-K for the year ended November 30, 1992.

(6)	Form 10-K for the year ended November 30, 1995.

(7)	Form 10-K for the year ended November 30, 1996.

(8)	Form 10-K for the year ended November 30, 1997.

(9)	Form 10-K for the year ended November 30, 1998.

(10)	Form 10-K for the year ended November 30, 1999.

(11)	Form 10-K for the year ended November 30, 2001.

(12)	Form 10-K for the year ended November 30, 2003.

(13)	Form 10-Q filed for the quarter ended May 31, 2003.

(14)	Form 10-Q filed for the quarter ended May 31, 2004.

(15)	Form 10-Q filed for the quarter ended August 31, 2004.

(16)	Schedule 14A filed March 4, 2005.

(17)	Form 10-Q filed for the quarter ended May 31, 2005.

(18)	Form 10-Q filed for the quarter ended February 28, 2005.

(19)	Form 8-K filed December 2, 2005.

(20)	Form 8-K/A filed August 31, 2005.

(21)	Schedule 14A filed March 8, 1999.

(22)	Form 8-K filed July 19, 2006, as supplemented by Form 8-K filed July 26, 2006.

(23)	Form 8-K filed November 15, 2006.

(24)	Form 8-K filed November 22, 2006.

(25)	Form 8-K filed November 29, 2006.

(26)	Form 8-K filed December 28, 2006.

(27)	Form 8-K filed April 4, 2007.

(28)	Form 8-K filed April 11, 2007.

(29)	Form 8-K filed April 17, 2007.

(30)	Form 8-K filed November 13, 2007

(31)	Form 10-Q for the quarter ended May 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATTEM, INC.

Dated: January 29, 2009	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

By:	/s/ Robert B. Long
Robert B. Long
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zan Guerry	Chairman of the Board and Director	1-29-09
Zan Guerry	(Chief Executive Officer)

/s/ Robert E. Bosworth	President and Director	1-29-09
Robert E. Bosworth	(Chief Operating Officer)

/s/ Robert B. Long	Vice President and Chief Financial Officer	1-29-09
Robert B. Long

/s/ Samuel E. Allen	Director	1-29-09
Samuel E. Allen

/s/ Ruth W. Brinkley	Director	1-29-09
Ruth W. Brinkley

/s/ Gary D. Chazen	Director	1-29-09
Gary D. Chazen

/s/ Bill W. Stacy	Director	1-29-09
Bill W. Stacy

/s/ Philip H. Sanford	Director	1-29-09
Philip H. Sanford

CHATTEM, INC. AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.47	Chattem, Inc. Annual Cash Incentive Plan

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts