Form 10-Q
period 2009-02-28
CHATTEM INC
filed 2009-04-09
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
Commission file number 0-5905

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

      YES       NO ☑

As of April 1, 2009, 19,435,551 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PART I.  FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	FEBRUARY 28, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$30,349	$32,310
Accounts receivable, less allowances of $10,174 at February 28, 2009 and $9,718 at November 30, 2008	60,635	49,417
Inventories, net	45,173	40,933
Deferred income taxes	3,889	3,968
Prepaid expenses and other current assets	5,129	2,451
Total current assets	145,175	129,079

PROPERTY, PLANT AND EQUIPMENT, NET	32,016	32,243

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,428	616,670
Debt issuance costs, net	10,975	12,253
Other	2,706	2,727
Total other noncurrent assets	630,109	631,650

TOTAL ASSETS	$807,300	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	FEBRUARY 28, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	23,906	18,116
Bank overdrafts	158	1,184
Accrued liabilities	26,776	21,293
Total current liabilities	53,840	43,593

LONG-TERM DEBT, less current maturities	407,550	456,500

DEFERRED INCOME TAXES	41,615	35,412

OTHER NONCURRENT LIABILITIES	1,309	1,609

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,484 at February 28, 2009 and 18,978 at November 30, 2008	56,574	28,926
Retained earnings	250,796	231,230
	307,370	260,156
Accumulated other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(1,759)	(1,787)
Foreign currency translation adjustment	(1,082)	(968)
Unrealized actuarial gains and losses	(1,543)	(1,543)
Total shareholders’ equity	302,986	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$807,300	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28,	FEBRUARY 29,
	2009	2008

TOTAL REVENUES	$116,092	$120,773

COSTS AND EXPENSES:
Cost of sales	35,257	34,733
Advertising and promotion	28,589	34,496
Selling, general and administrative	15,426	15,466
Product recall expenses	—	6,043
Total costs and expenses	79,272	90,738

INCOME FROM OPERATIONS	36,820	30,035

OTHER INCOME (EXPENSE):
Interest expense	(5,664)	(6,552)
Investment and other income, net	111	137
Loss on early extinguishment of debt	(696)	(526)
Total other income (expense)	(6,249)	(6,941)

INCOME BEFORE INCOME TAXES	30,571	23,094

PROVISION FOR INCOME TAXES	11,005	8,221

NET INCOME	$19,566	$14,873

NUMBER OF COMMON SHARES: Weighted average outstanding - basic	19,467	19,106
Weighted average and potential dilutive outstanding	19,667	19,788

NET INCOME PER COMMON SHARE:
Basic	$1.01	$.78
Diluted	$.99	$.75

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE THREE MONTHS ENDED
	FEBRUARY 28, 2009	FEBRUARY 29, 2008
OPERATING ACTIVITIES:
Net income	$19,566	$14,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,894	2,119
Deferred income taxes	4,164	4,433
Stock–based compensation expense	1,479	1,339
Loss on early extinguishment of debt	696	526
Tax benefit realized from stock options exercised	(135)	(1,812)
Other, net	122	112
Changes in operating assets and liabilities:
Accounts receivable	(11,218)	(14,381)
Inventories	(4,082)	737
Prepaid expenses and other current assets	(2,678)	(3,746)
Accounts payable and accrued liabilities	9,935	6,047
Net cash provided by operating activities	19,743	10,247

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(760)	(1,271)
Increase in other assets, net	(362)	(1,656)
Net cash used in investing activities	(1,122)	(2,927)

FINANCING ACTIVITIES:
Repayment of long-term debt	(750)	(35,750)
Proceeds from borrowings under revolving credit facility	1,000	69,500
Repayments of revolving credit facility	(20,500)	(43,750)
Bank overdrafts	(1,026)	(4,734)
Repurchase of common shares	—	(240)
Proceeds from exercise of stock options	573	2,057
Tax benefit realized from stock options exercised	135	1,812
Net cash used in financing activities	(20,568)	(11,105)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	(3)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(1,961)	(3,788)
At beginning of period	32,310	15,407
At end of period	$30,349	$11,619

PAYMENTS FOR:
Interest	$2,167	$2,932
Taxes	$1,478	$6,104

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All monetary and share amounts (other than per share amounts) in these Notes are expressed in thousands.

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended November 30, 2008.  The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation.  All such adjustments are of a normal recurring nature.

2.	CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”).  In determining the useful life of intangible assets, FSP FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.  We are currently evaluating the impact, if any, of FSP FAS 142-3.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion  No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense for the fiscal years ended November 30, 2009 and 2008 will increase approximately $6,900 and $7,200, respectively.  The additional non-cash interest expense is expected to increase as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

We currently provide stock-based compensation under five stock incentive plans that have been approved by our shareholders.  Our 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock.  The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock.  The 2003 and 2005 Stock Incentive Plans both provide for the issuance of up to 1,500 shares of common stock.   The 2009 Equity Incentive Plan, which was adopted by our board of directors on January 28, 2009 and was approved by our shareholders at the April 8, 2009 annual shareholders’ meeting, provides for the issuance of up to 1,750 shares of common stock.  Stock options granted under all of these plans generally vest over four years from the date of grant as specified in the plans or by the compensation committee of our board of directors and are exercisable for a period of up to ten years from the date of grant.

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

The following table represents the impact of stock-based compensation expense on our consolidated statements of income during the three months ended February 28, 2009, and February 29, 2008:

	2009	2008
Income from operations	$1,479	$1,339
Provision for income taxes	532	477
Net income	$947	$862

Basic net income per share	$0.05	$0.05
Diluted net income per share	$0.05	$0.04

The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $342 and $193 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of February 28, 2009 and February 29, 2008, respectively.

The weighted average fair value of stock options at the date of grant during the three months ended February 28, 2009 and February 29, 2008 was $24.46 and $28.55, respectively.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the three months ended February 28, 2009 and February 29, 2008, respectively:

	2009	2008
Expected life	6 years	6 years
Volatility	36%	34%
Risk-free interest rate	3.84%	4.47%
Dividend yield	0%	0%
Forfeitures	0.3%	1.2%

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

A summary of stock option activity for the three-months ended February 28, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2008	1,510	$50.23
Granted	7	62.00
Exercised	(18)	32.82
Cancelled	—	—

Outstanding at February 28, 2009	1,499	$50.49	4.3 years	$75,699

Exercisable at February 28, 2009	734	$38.48	3.6 years	$28,259

The total fair value of stock options that vested during the three months ended February 28, 2009 and February 29, 2008 was $1,637 and $1,356, respectively.  The total intrinsic value of stock options exercised during the three months ended February 28, 2009 and February 29, 2008 was $598 and $4,540, respectively.

As of February 28, 2009, we had $14,597 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.6 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended February 28, 2009 and February 29, 2008 was $43 and $93, respectively.

Restricted share activity under the plans during the three months ended February 28, 2009 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2008	1	$35.37
Granted	—	—
Vested	1	35.37
Forfeited	—	—
Nonvested at February 28, 2009	—	$—

5.	EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three months ended February 28, 2009 and February 29, 2008, respectively:

	2009	2008

NET INCOME	$19,566	$14,873

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,467	19,106
Issued upon assumed exercise of outstanding stock options	19	195
Issued upon assumed exercise of convertible notes	181	484
Effect of issuance of restricted common shares	—	3
Weighted average and potential dilutive outstanding (1)	19,667	19,788

NET INCOME PER COMMON SHARE:
Basic	$1.01	$.78
Diluted	$.99	$.75

(1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows: 752 and 401 shares for the three months ended February 28, 2009 and February 29, 2008, respectively.

6.	LONG-TERM DEBT

Long-term debt consisted of the following as of February 28, 2009 and November 30, 2008:

	2009	2008
Revolving Credit Facility due 2010 at a variable rate of 6.07% as of November 30, 2008	$—	$19,500
2.0% Convertible Senior Notes due 2013	96,300	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 2.84% and 6.57% as of February 28, 2009 and November 30, 2008, respectively	106,750	107,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500

Total long-term debt	410,550	459,500
Less: current maturities	3,000	3,000
Total long-term debt, net of current maturities	$407,550	$456,500

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

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.5% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of February 28, 2009 and November 30, 2008, we had $0 and $19,500, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of April 1, 2009, we had $0 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100,000.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter, with the first principal payment paid June 2007.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in the first quarter of fiscal 2008.

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.  At February 28, 2009, we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.

In February 2004, we issued and sold $125,000 of 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes.  The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.  As of April 1, 2009, no such redemption has occurred.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter and fourth quarter of fiscal 2008, we retired a portion of the swap for approximately $270 and $26, respectively.  During the first quarter of fiscal 2009, we retired an additional portion of the swap for approximately $195, which was recorded as additional interest expense in the accompanying consolidated statements of income. As of February 28, 2009, we had $105,000 of LIBOR based borrowings hedged under the provisions of the swap.  During the three months ended February 28, 2009, the decrease in fair value of the swap of $28, net of tax, was recorded to other comprehensive income.  The fair value of the swap of $3,351 is included in accrued liabilities.  As of February 28, 2009, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement terminates in January 2010.

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

Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the 2.0% Convertible Notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 2.0% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 2.0% Convertible Notes on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a change of control, we may be required to deliver additional shares of our common stock by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that we would be obligated to issue upon conversion of the 2.0% Convertible Notes is 2,059.

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

In addition, we issued warrants to the Counterparty that could require us to issue up to approximately 1,634 shares of our common stock on November 15, 2013 upon notice of exercise by the Counterparty. The exercise price is $74.82 per share, which represented a 60.0% premium over the closing price of our shares of common stock on November 16, 2006. If the Counterparty exercises the warrant, we will have the option to settle in cash or shares the excess of the price of our shares on that date over the initially established exercise price.

The note hedge and warrant are separate and legally distinct instruments that bind us and the Counterparty and have no binding effect on the holders of the 2.0% Convertible Notes.

On December 4, 2008, we issued an aggregate of 487 shares of our common stock in exchange for $28,700 in aggregate principal amount of our outstanding 2.0% Convertible Notes.  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96,300 outstanding.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $696 in the first quarter of fiscal 2009.

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

The scheduled future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of February 28, 2009 are as follows:

2009	$2,250
2010	3,000
2011	3,000
2012	3,000
2013	191,800
Thereafter	207,500
$410,550

7.	FAIR VALUE MEASUREMENTS

We currently measure and record in the accompanying consolidated financial statements an interest rate swap at fair value.  SFAS 157, which we adopted December 1, 2007, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The following table summarizes the interest rate swap measured at fair value in the accompanying consolidated balance sheet as of February 28, 2009:

	Fair Value Measurements as of February 28, 2009
	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap (1)	$—	$3,351	$—	$3,351

(1)
The total fair value of the interest rate swap is classified as a current liability as of February 28, 2009 and matures in January 2010.  We value this instrument using the “Income Approach” valuation technique. This method uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of February 28, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

At February 28, 2009 and November 30, 2008, the carrying value of the 7.0% Subordinated Notes approximated fair value based on market prices and market volume for same or similar issues.  At February 28, 2009 and November 30, 2008, the fair value of the 2.0% Convertible Notes was determined to be $103,676 and $153,965, respectively, based upon consideration of our closing stock price of $63.43 and $72.57, respectively, and determination of conversion value as defined in the indenture under which the 2.0% Convertible Notes were issued.  At February 28, 2009 and November 30, 2008, the fair value of the 1.625% Convertible Notes was determined to be $86,656 and $99,143, respectively, based upon consideration of our closing stock price and determination of conversion value as defined in the indenture under which the 1.625% Convertible Notes were issued.

8.	ADVERTISING EXPENSES

We incur significant expenditures on television, radio and print advertising to support our nationally branded over-the-counter (“OTC”) health care products, toiletries and dietary supplements.  Customers purchase products from us with the understanding that the brands will be supported by our extensive media advertising.  This advertising supports the retailers’ sales effort and maintains the important brand franchise with the consuming public.  Accordingly, we consider our advertising program to be clearly implicit in our sales arrangements with our customers.  Therefore, we allocate a percentage of the necessary supporting advertising expenses to each dollar of sales by charging a percentage of sales on an interim basis based upon anticipated annual sales and advertising expenditures (in accordance with APB Opinion No. 28, “Interim Financial Reporting”) and adjusting that accrual to the actual expenses incurred at the end of the year.

9.	SHIPPING AND HANDLING

Shipping and handling costs of $3,780 and $3,997 are included in selling, general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008, respectively.

10.	PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,328 as of February 28, 2009 and November 30, 2008.  The gross carrying amount of intangible assets subject to amortization at February 28, 2009 and November 30, 2008, which consist primarily of non-compete agreements and distribution rights, was $7,028.  The related accumulated amortization of intangible assets at February 28, 2009 and November 30, 2008 was $3,928 and $3,687, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended February 28, 2009 and February 29, 2008 was $241 and $205, respectively.

Estimated annual amortization expense for these assets for the next five successive fiscal years and those thereafter as of February 28, 2009 are as follows:

2009	$704
2010	925
2011	925
2012	208
2013	75
Thereafter	263
$3,100

11.	INVENTORIES

Inventories consisted of the following as of February 28, 2009 and November 30, 2008:

	2009	2008

Raw materials and work in process	$18,437	$16,753
Finished goods	26,736	24,180
Total inventories	$45,173	$40,933

12.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of February 28, 2009 and November 30, 2008:

	2009	2008

Interest	$5,314	$3,216
Salaries, wages and commissions	2,391	5,333
Product advertising and promotion	2,909	2,611
Litigation settlement and legal fees	1,214	799
Income taxes payable	11,183	4,636
Interest rate swap	3,351	2,602
Other	414	2,096
Total accrued liabilities	$26,776	$21,293

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following components for the three months ended February 28, 2009 and February 29, 2008, respectively:

	2009	2008

Net income	$19,566	$14,873
Other – interest rate hedge adjustment, net of taxes of $17 and $1,013, respectively	28	(1,573)
Other – foreign currency translation adjustment	(114)	186
Total	$19,480	$13,486

14.	STOCK REPURCHASE

On April 30, 2008, our Board of Directors increased the authorization to a total of $100,000 of our common stock under the terms of our existing stock repurchase program.  In the three months ended February 28, 2009, we did not repurchase any of our common stock.  Subsequent to February 28, 2009 and through April 1, 2009, we repurchased 51 shares of our common stock for $2,833 at an average price per share of $56.10.  In the three months ended February 29, 2008, we repurchased 4 shares of our common stock for $240 at an average price per share of $64.93. The repurchased shares were retired and returned to unissued.  As of April 1, 2009, the current amount available under the authorization from the Board of Directors was $71,080.

15.	POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974.  Plan assets as of February 28, 2009 and November 30, 2008 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension cost (benefit) for the three months ended February 28, 2009 and February 29, 2008 included the following components:

	2009	2008

Interest cost	$146	$152
Amortization of loss	46	—
Expected return on plan assets	(170)	(234)
Net periodic pension cost (benefit)	$22	$(82)

No employer contributions were made for the three months ended February 28, 2009 and February 29, 2008, and no employer contributions are expected to be made for the Pension Plan in fiscal 2009.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute their eligible compensation up to the applicable annual elective deferral and salary reduction limits as set fourth by the IRS.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $90 and $88 for the three months ended February 28, 2009 and February 29, 2008, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $283 and $288 for the three months ended February 28, 2009 and February 29, 2008, respectively.  Total matching and safe harbor contributions for fiscal 2009 are expected to approximate amounts funded in fiscal 2008.  Total matching and safe harbor contributions in fiscal 2008 were $1,172.

POSTRETIREMENT HEALTH CARE BENEFITS PLAN

We maintain a postretirement health care benefits plan (the “Retiree Health Plan”) for certain eligible employees over the age of 65.  On May 31, 2006, Retiree Health Plan eligibility was restricted to current retirees and those active employees that were retirement eligible as of that date (age 55 and 10 years of service or age 65). Contributions to the Retiree Health Plan are limited to approximately $2 per participant per year and are paid monthly on a fully insured basis.  Participants are required to pay any insurance premium amount in excess of the employer contribution.   Employer contributions expected for fiscal 2009 are approximately $95.

Net periodic postretirement health care benefits cost (benefit) for the three months ended February 28, 2009 and February 29, 2008, included the following components:

	2009	2008

Service cost	$2	$5
Interest cost	14	14
Recognized net actuarial gain	(34)	(24)
Net periodic postretirement benefits	$(18)	$(5)

16.	INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 28, 2009 was 36.0%, as compared to 35.6% for the three months ended February 29, 2008.  As of February 28, 2009, there were no significant changes to our unrecognized tax benefit as reported in our Form 10-K for the fiscal year ended November 30, 2008.

17.	PRODUCT SEGMENT INFORMATION

Net sales within our single healthcare business segment for the three months ended February 28, 2009 and February 29, 2008 are as follows:

	2009	2008

Medicated skin care	$41,457	$37,653
Topical pain care	22,043	25,315
Oral care	18,285	15,772
Internal OTC	11,364	11,210
Medicated dandruff shampoos	9,363	10,579
Dietary supplements	4,272	5,374
Other OTC and toiletry products	4,124	5,412
Total domestic net sales	110,908	111,315
International revenues	5,184	9,458
Total revenues	$116,092	$120,773

18.	COMMITMENTS AND CONTINGENCIES

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

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  We conducted the recall to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of April 1, 2009, there were approximately 170 consumers with pending claims against us and three products liability lawsuits pending against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.  For the current annual policy period beginning September 1, 2008, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $2,638 has been funded as of April 1, 2009.  We also have $25,000 of excess coverage through a third party reinsurance policy.

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

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA received additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of May 2009. If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of a new drug application (“NDA”) in order to continue to market the Icy Hot, Capzasin and Aspercreme patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2008.

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

19.	CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of February 28, 2009 arose in conjunction with our Credit Facility and our issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of February 28, 2009 is $214,250.

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

FEBRUARY 28, 2009
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,694	$134	$10,521	$—	$30,349
Accounts receivable, less allowances of $10,174	55,776	18,319	5,192	(18,652)	60,635
Interest receivable	118	664	(101)	(681)	—
Inventories, net	39,236	2,145	3,792	—	45,173
Deferred income taxes	3,854	—	35	—	3,889
Prepaid expenses and other current assets	6,124	—	275	(1,270)	5,129
Total current assets	124,802	21,262	19,714	(20,603)	145,175

PROPERTY, PLANT AND EQUIPMENT, NET	30,608	775	633	—	32,016

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	3,100	674,057	1,561	(62,290)	616,428
Debt issuance costs, net	10,975	—	—	—	10,975
Investment in subsidiaries	595,449	64,682	97,690	(757,821)	—
Note receivable	—	34,694	—	(34,694)	—
Other	2,706	—	—	—	2,706
Total other noncurrent assets	612,230	773,433	99,251	(854,805)	630,109

TOTAL ASSETS	$767,640	$795,470	$119,598	$(875,408)	$807,300

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	21,970	—	2,102	(166)	23,906
Bank overdrafts	158	—	—	—	158
Accrued liabilities	39,283	3,265	4,664	(20,436)	26,776
Total current liabilities	64,411	3,265	6,766	(20,602)	53,840

LONG-TERM DEBT, less current maturities	408,966	(3,216)	36,494	(34,694)	407,550

DEFERRED INCOME TAXES	(21,842)	64,700	(1,243)	—	41,615

OTHER NONCURRENT LIABILITIES	1,309	—	—	—	1,309

INTERCOMPANY ACCOUNTS	11,810	(19,156)	7,346	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,484	56,574	—	—	—	56,574
Share capital of subsidiaries	—	641,659	78,999	(720,658)	—
Dividends	—	(16,126)	—	16,126	—
Retained earnings	250,796	122,650	(6,458)	(116,192)	250,796
	307,370	748,183	72,541	(820,724)	307,370
Accumulated other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(1,759)	—	—	—	(1,759)
Foreign currency translation adjustment	(1,082)	1,694	(2,306)	612	(1,082)
Unrealized actuarial gains and losses	(1,543)	—	—	—	(1,543)
Total shareholders’ equity	302,986	749,877	70,235	(820,112)	302,986

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$767,640	$795,470	$119,598	$(875,408)	$807,300

Note 19
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
Accumulated other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(1,787)	—	—	—	(1,787)
Foreign currency translation adjustment	(968)	1,694	(2,192)	498	(968)
Unrealized actuarial gains and losses	(1,543)	—	—	—	(1,543)
Total shareholders’ equity	255,858	753,153	69,327	(822,480)	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$757,023	$794,456	$117,458	$(875,965)	$792,972

                                                                                                               Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$108,012	$22,639	$4,672	$(19,231)	$116,092

COSTS AND EXPENSES:
Cost of sales	32,780	1,170	2,184	(877)	35,257
Advertising and promotion	26,365	1,157	1,067	—	28,589
Selling, general and administrative	14,374	230	822	—	15,426
Product recall expenses	(479)	—	479	—	—
Equity in subsidiary income	(12,160)	—	—	12,160	—
Total costs and expenses	60,880	2,557	4,552	11,283	79,272

INCOME FROM OPERATIONS	47,132	20,082	120	(30,514)	36,820

OTHER INCOME (EXPENSE):
Interest expense	(5,677)	—	(670)	683	(5,664)
Investment and other income, net	69	684	686	(1,328)	111
Loss on extinguishment of debt	(696)	—	—	—	(696)
Royalties	(17,657)	(685)	(9)	18,351	—
Corporate allocations	447	(407)	(40)	—	—
Total other income (expense)	(23,514)	(408)	(33)	17,706	(6,249)

INCOME BEFORE INCOME TAXES	23,618	19,674	87	(12,808)	30,571

PROVISION FOR INCOME TAXES	4,052	6,824	129	—	11,005

NET INCOME (LOSS)	$19,566	$12,850	$(42)	$(12,808)	$19,566

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$110,464	$23,044	$6,071	$(18,806)	$120,773

COSTS AND EXPENSES:
Cost of sales	31,876	1,431	2,502	(1,076)	34,733
Advertising and promotion	30,760	1,822	1,914	—	34,496
Selling, general and administrative	14,741	110	615	—	15,466
Product recall expenses	5,555	—	488	—	6,043
Equity in subsidiary income	(11,994)	—	—	11,994	—
Total costs and expenses	70,938	3,363	5,519	10,918	90,738

INCOME FROM OPERATIONS	39,526	19,681	552	(29,724)	30,035

OTHER INCOME (EXPENSE):
Interest expense	(6,529)	—	(642)	619	(6,552)
Investment and other income, net	12	646	723	(1,244)	137
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(16,873)	(858)	—	17,731	—
Corporate allocations	509	(469)	(40)	—	—
Total other income (expense)	(23,407)	(681)	41	17,106	(6,941)

INCOME BEFORE INCOME TAXES	16,119	19,000	593	(12,618)	23,094

PROVISION FOR INCOME TAXES	1,246	6,764	211	—	8,221

NET INCOME (LOSS)	$14,873	$12,236	$382	$(12,618)	$14,873

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$19,566	$12,850	$(42)	$(12,808)	$19,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,857	—	37	—	1,894
Deferred income taxes	230	3,933	1	—	4,164
Stock-based compensation expense	1,479	—	—	—	1,479
Loss on early extinguishment of debt	696	—	—	—	696
Tax benefit realized from stock options exercised	(135)	—	—	—	(135)
Other, net	108	—	14	—	122
Equity in subsidiary income	(12,808)	—	—	12,808	—
Changes in operating assets and liabilities:
Accounts receivable	(11,600)	(2,093)	50	2,425	(11,218)
Interest Receivable	(10)	(23)	10	23	—
Inventories	(3,284)	(335)	(463)	—	(4,082)
Prepaid expenses and other current assets	(2,099)	—	56	(635)	(2,678)
Accounts payable and accrued liabilities	8,859	2,569	320	(1,813)	9,935
Net cash provided by (used in) operating activities	2,859	16,901	(17)	—	19,743

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(753)	—	(7)	—	(760)
Increase in other assets, net	(251)	—	(111)	—	(362)
Net cash used in investing activities	(1,004)	—	(118)	—	(1,122)

FINANCING ACTIVITIES:
Repayment of long-term debt	(750)	—	—	—	(750)
Intercompany debt proceeds (payments)	2,017	(2,017)	—	—	—
Proceeds from borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments of revolving credit facility	(20,500)	—	—	—	(20,500)
Bank overdrafts	(1,026)	—	—	—	(1,026)
Proceeds from exercise of stock options	573	—	—	—	573
Tax benefit realized from stock options exercised	135	—	—	—	135
Changes in intercompany accounts	(1,146)	(194)	1,340	—	—
Dividends paid	15,481	(16,126)	645	—	—
Net cash (used in) provided by financing activities	(4,216)	(18,337)	1,985	—	(20,568)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(14)	—	(14)

CASH AND CASH EQUIVALENTS:
(Increase) decrease for the period	(2,361)	(1,436)	1,836	—	(1,961)
At beginning of period	22,055	1,570	8,685	—	32,310
At end of period	$19,694	$134	$10,521	$—	$30,349

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$14,873	$12,236	$382	$(12,618)	$14,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,090	—	29	—	2,119
Deferred income taxes	500	3,934	(1)	—	4,433
Stock-based compensation expense	1,339	—	—	—	1,339
Loss on early extinguishment of debt	526	—	—	—	526
Tax benefit realized from stock options exercised	(1,812)	—	—	—	(1,812)
Other, net	109	—	3	—	112
Equity in subsidiary income	(12,618)	—	—	12,618	—
Changes in operating assets and liabilities:
Accounts receivable	(14,629)	(1,011)	248	1,011	(14,381)
Interest Receivable	10	(25)	(10)	25	—
Inventories	302	631	(196)	—	737
Prepaid expenses and other current assets	(3,752)	—	66	(60)	(3,746)
Accounts payable and accrued liabilities	6,542	166	315	(976)	6,047
Net cash provided by (used in) operating activities	(6,520)	15,931	836	—	10,247

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,258)	—	(13)	—	(1,271)
(Increase) decrease in other assets, net	(1,792)	—	136	—	(1,656)
Net cash provided by (used in) investing activities	(3,050)	—	123	—	(2,927)

FINANCING ACTIVITIES:
Repayment of long-term debt	(35,750)	—	—	—	(35,750)
Proceeds from borrowings under revolving credit facility	69,500	—	—	—	69,500
Repayments of revolving credit facility	(43,750)	—	—	—	(43,750)
Bank overdrafts	(4,734)	—	—	—	(4,734)
Repurchase of common shares	(240)	—	—	—	(240)
Proceeds from exercise of stock options	2,057	—	—	—	2,057
Tax benefit realized from stock options exercised	1,812	—	—	—	1,812
Changes in intercompany accounts	259	679	(938)	—	—
Dividends paid	16,063	(16,688)	625	—	—
Net cash (used in) provided by financing activities	5,217	(16,009)	(313)	—	(11,105)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3)	—	(3)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	(4,353)	(78)	643	—	(3,788)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$332	$512	$10,775	$—	$11,619

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those described in our filings with the SEC.

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Cortizone-10 and Balmex – medicated skin care;

•	Icy Hot, Aspercreme and Capzasin – topical pain care;

•	ACT and Herpecin-L – oral care;

•	Unisom, Pamprin and Kaopectate – internal OTC;

•	Selsun Blue – medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical analgesic brands, our Cortizone-10 anti-itch ointment, and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 25% of our total revenues in the first quarter of fiscal 2009. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During the First Quarter of Fiscal 2009

Products

In the first quarter of fiscal 2009, we introduced the following product line extensions: ACT Total Care, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief and Selsun Blue Itchy Dry Scalp.

2.0% Convertible Notes

On December 4, 2008 we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal amount of our outstanding 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”).  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96.3 million outstanding.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.

Results of Operations

The following table sets forth certain items from our unaudited consolidated statements of income expressed as a percentage of total revenue for the three months ended February 28, 2009 and February 29, 2008, respectively:

	2009	2008

TOTAL REVENUES	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.4	28.8
Advertising and promotion	24.6	28.6
Selling, general and administrative	13.3	12.8
Product recall expenses	—	5.0
Total costs and expenses	68.3	75.2

INCOME FROM OPERATIONS	31.7	24.8

OTHER INCOME (EXPENSE):
Interest expense	(4.9)	(5.4)
Investment and other income, net	0.1	0.1
Loss on early extinguishment of debt	(0.6)	(0.4)
Total other income (expense)	(5.4)	(5.7)

INCOME BEFORE INCOME TAXES	26.3	19.1

PROVISION FOR INCOME TAXES	9.4	6.8

NET INCOME	16.9%	12.3%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the February 28, 2009 unaudited consolidated financial statements:

Allowance for Doubtful Accounts

As of February 28, 2009, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the first quarter of fiscal 2009, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.5 million and $0.4 million as of February 28, 2009 and November 30, 2008, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product returned as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, our estimate of product returns of Icy Hot Pro Therapy was $0.7 million as of November 30, 2008.  As of February 28, 2009, the allowance for Icy Hot Pro Therapy returns is $0.5 million.

Our estimate of product returns for seasonal and non-seasonal products as of February 28, 2009 was $1.3 million and $1.1 million, respectively, and $1.4 million and $1.3 million, respectively, as of November 30, 2008.  During the three months ended February 28, 2009, we decreased our estimate of returns for seasonal and non-seasonal products by approximately $0.1 million and $0.2 million, respectively, which resulted in an increase to net sales in our consolidated financial statements.  For the three months ended February 29, 2008, we increased our estimate of returns for seasonal products by $0.3 million, which resulted in a decrease to net sales in our consolidated financial statements.  For the three months ended February 29, 2008, we decreased our estimate of non-seasonal returns by approximately $0.1 million, which resulted in an increase to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by an insignificant amount.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.5 million.

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

We analyze promotional programs in two primary categories — coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of February 28, 2009, the coupon accrual and reserve for vendor allowances were $1.9 million and $5.6 million, respectively, and $1.8 million and $4.9 million, respectively, as of November 30, 2008.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by $0.1 million and an insignificant amount, respectively, for the three months ended February 28, 2009.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48, FSP FIN 48-1 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the three months ended February 28, 2009 was 36.0%, as compared to 35.6% for the three months ended February 29, 2008.

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

Fair Value Measurements

On December 1, 2007, we adopted SFAS No. 157 which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  SFAS 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, SFAS 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS 157 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.

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

Comparison of Three Months Ended February 28, 2009 and February 29, 2008

To facilitate discussion of our operating results for the three months ended February 28, 2009 and February 29, 2008, we have included the following selected data from our unaudited consolidated statements of income:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$110,908	$111,315	$(407)	(0.4)%
International revenues	5,184	9,458	(4,274)	(45.2)
Total revenues	116,092	120,773	(4,681)	(3.9)
Cost of sales	35,257	34,733	524	1.5
Advertising and promotion expense	28,589	34,496	(5,907)	(17.1)
Selling, general and administrative expense	15,426	15,466	(40)	(0.3)
Product recall expenses	—	6,043	(6,043)	(100.0)
Interest expense	5,664	6,552	(888)	(13.6)
Loss on early extinguishment of debt	696	526	170	32.3
Net income	19,566	14,873	4,693	31.6

Domestic Net Sales

Domestic net sales in the first quarter of fiscal 2009 decreased $0.4 million, or 0.4%, to $110.9 million from $111.3 million in the prior year quarter.  The domestic sales decline was a result of reduced inventory carrying levels at certain retailers, utilization by retailers of promotion programs to reduce the retail price to consumers that were accounted for as a reduction of net sales rather than as advertising and promotion expense in our consolidated statements of income and the discontinuance of shipping of Icy Hot Heat Therapy in the first quarter of fiscal 2008 following the February 8, 2008 voluntary recall of the product.  Excluding the sales of Icy Hot Heat Therapy in the first quarter of fiscal 2008 prior to the voluntary product recall, domestic net sales increased $1.5 million, or 1.4%, as compared to the prior year quarter. A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$41,457	$37,653	$3,804	10.1%
Topical pain care	22,043	25,315	(3,272)	(12.9)
Oral care	18,285	15,772	2,513	15.9
Internal OTC	11,364	11,210	154	1.4
Medicated dandruff shampoos	9,363	10,579	(1,216)	(11.5)
Dietary supplements	4,272	5,374	(1,102)	(20.5)
Other OTC and toiletry products	4,124	5,412	(1,288)	(23.8)
Total	$110,908	$111,315	$(407)	(0.4)

Net sales in the medicated skin care products category increased 10.1% for the first quarter of fiscal 2009 compared to the prior year quarter primarily due to the launch of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, and Gold Bond Ultimate Protecting Lotion during the first quarter of fiscal 2009 and the continued growth of the existing lotion business.

Net sales in the topical pain care category decreased 12.9% for the first quarter of fiscal 2009 compared to the prior year quarter primarily as a result of the discontinuance of shipments of Icy Hot Heat Therapy following the voluntary recall of the product announced on February 8, 2008 and reduced inventory carrying levels at certain of our retail customers.  Excluding sales of Icy Hot Heat Therapy, sales in the category decreased 5.8% compared to the prior year period.

Net sales in the oral care products category increased 15.9% for the first quarter of fiscal 2009 compared to the prior year quarter due in part to the launch and initial sell-in of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category increased 1.4% for the first quarter of fiscal 2009 compared to the prior year quarter as a result of sales of Unisom SleepMelts which were introduced in the second quarter of fiscal 2008, and increased distribution of Pamprin, offset by declining sales of Kaopectate.

Net sales in the medicated dandruff shampoos category decreased 11.5% in the first quarter of fiscal 2009 compared to the prior year quarter as a result of a decline in sales of Selsun Salon products due to distribution changes to accommodate the launch and initial sell-in of Selsun Blue Itchy Dry Scalp in the first quarter of fiscal 2009 and reduced inventory carrying levels by certain of our retail customers.

Net sales in the dietary supplements category decreased 20.5% for the first quarter of fiscal 2009 compared to the prior year quarter primarily as a result of declines in the Dexatrim and Garlique products.  Dexatrim’s reduced sales resulted from declines in Dexatrim Max and Dexatrim Max2O, partially offset by the launch of Dexatrim Max Complex 7 during the fourth quarter of fiscal 2008.  Garlique’s reduced sales resulted from lower retail sales in the garlic category.

Net sales in the other OTC and toiletry products category decreased 23.8% for the first quarter of fiscal 2009 compared to the prior year quarter primarily as a result of the timing of shipments of Bullfrog.

Domestic sales variances were principally the result of changes in unit sales volumes with the exception of certain selected products for which we implemented a unit sales price increase.

International Revenues

For the first quarter of fiscal 2009, international revenues decreased $4.3 million, or 45.2%, compared to the first quarter of fiscal 2008, primarily as a result of terminating shipments to certain distributors serving the Latin American market to reduce the potential for diversion of English language packaging back to the United States market and unfavorable exchange rates that decreased net sales by approximately $0.8 million.  We are seeking Latin American distributors for these markets and are converting the packaging for the major products sold in these markets to local Spanish language.

Cost of Sales

Cost of sales in the first quarter of fiscal 2009 was $35.3 million, a 1.5% increase over the same period of fiscal 2008, or 30.4% as a percentage of total revenues for the first quarter of fiscal 2009 as compared to 28.8% in the prior year quarter.  Gross margin for the first quarter of fiscal 2009 was 69.6% compared to 71.2% in the prior year quarter.  The decrease in gross margin was attributable to the increased cost of certain raw material input components and an increased utilization by retailers of programs to reduce prices to consumers that are recorded as a reduction of our net sales rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses in the first quarter of fiscal 2009 decreased $5.9 million, or 17.1%, as compared to the same quarter of fiscal 2008 and were 24.6% of total revenues in the first quarter of fiscal 2009 compared to 28.6% for the prior year quarter.  The decrease in expense was a result of greater utilization of price reduction promotion programs by retailers that are recorded as a reduction of net sales rather than advertising and promotion expense, reduced sampling programs and cost efficiencies realized in the media market.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the first quarter of fiscal 2009 were consistent with amounts in the first quarter of fiscal 2008 and were 13.3% of total revenues compared to the prior year quarter of 12.8%.

Product Recall Expenses

The $6.0 million of product recall expenses in the first quarter of fiscal 2008 was related to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  Based in part on consideration of on-hand inventory and retail point of sales data, the $6.0 million of product recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  As of February 28, 2009, we do not expect to record additional expenses related to the recall of Icy Hot Heat Therapy.

Interest Expense

Interest expense decreased $0.9 million, or 13.6%, in the first quarter of fiscal 2009 as compared to the prior year quarter, as a result of the exchange of $28.7 million in aggregate principal of our 2.0% Convertible Notes on December 4, 2008 for 487,123 shares of our common stock and the retirement of $58.8 million of our Credit Facility subsequent to the first quarter of our fiscal 2008.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

On December 4, 2008, we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal of our outstanding 2.0% Convertible Notes.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on extinguishment of debt of $0.5 million in the first quarter of fiscal 2008.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, servicing long-term debt, acquisitions, working capital, repurchases of our common stock, payment of income taxes and capital expenditures.

Cash of $19.7 million and $10.2 million was provided by operations in the first quarter of fiscal 2009 and fiscal 2008, respectively.  The increase in cash flow from operations in the first quarter of fiscal 2009 as compared to the same prior year period was primarily the result of higher net income, and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory as the carrying amount of inventory was increased in support of the launch of the new products for fiscal 2009.

Investing activities used cash of $1.1 million and $2.9 million in the first quarter of fiscal 2009 and fiscal 2008, respectively.  Cash flow used in investing activities was primarily a result of purchases of manufacturing equipment.

Financing activities used cash of $20.6 million and $11.1 million in the first quarter of fiscal 2009 and 2008, respectively.  Cash flow used in financing activities in each period was a result of the repayment of amounts outstanding under the revolving credit facility portion of our Credit Facility and the term loan portion of our Credit Facility.

As of February 28, 2009, our total debt was $410.6 million, consisting of the 7.0% Subordinated Notes of $107.5 million, the 2.0% Convertible Notes of $96.3 million, the 1.625% Convertible Notes of $100.0 million and $106.8 million outstanding under the term loan portion of our Credit Facility.  As of February 28, 2009, no amounts were outstanding under the revolving credit facility portion of our Credit Facility and we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.

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

Foreign Operations

Historically, our primary foreign operations have been through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.   In connection with the acquisition of ACT in Western Europe in May 2007, we established Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  In November 2008, we established Chattem Peru SRL (“Chattem Peru”), a wholly-owned subsidiary located in Lima, Peru.  Chattem Peru utilizes third party distributors to sell certain of our Selsun Blue products throughout Peru.  The functional currencies of these subsidiaries are Canadian dollars, British pounds, Euros and Peruvian Sol, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the three months ended February 28, 2009 and February 29, 2008, these subsidiaries accounted for 4% and 8% of total revenues, respectively, and 2% and 2% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Losses of $0.2 million and  gains of $0.1 million, respectively, resulting from foreign currency transactions for the three months ended February 28, 2009 and February 29, 2008 are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense for the fiscal years ended November 30, 2009 and 2008 will increase approximately $6.9 million and $7.2 million, respectively.  The additional non-cash interest expense is expected to increase as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of February 28, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and $106.8 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the term loan was LIBOR plus 1.75%, or 2.84%, as of February 28, 2009.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning in October 2007 and a swap rate of 4.98% over the life of the agreement.  As of February 28, 2009, the decrease in fair value of an insignificant amount was recorded to accumulated other comprehensive income and the swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

The impact on our results of operations of a one-point rate change on the April 1, 2009 outstanding $106.0 million term loan balance of our Credit Facility for the next twelve months would be approximately $0.5 million, net of tax.  As of April 1, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish, Grecian and Peruvian subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from foreign currency transactions, are included in selling, general and administrative expenses in our consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.3 million as of February 28, 2009.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of February 28, 2009 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 18 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our first quarter of fiscal 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

December 1 – December 31	—	$—	—	73,913,336
January 1 – January 31	—	—	—	73,913,336
February 1 – February 28	—	—	—	73,913,336
Total First Quarter	—	$—	—	73,913,336

(1)	Average price paid per share includes broker commissions.

(2)	On April 30, 2008, our Board of Directors increased the authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

At the annual meeting of shareholders held on April 8, 2009, our shareholders approved the Chattem, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) and the related performance goals (“Performance Goals”) which are a part of the 2009 Plan. Our Board of Directors had previously adopted the 2009 Plan and the Performance Goals on January 28, 2009, subject to shareholder approval in accordance with Nasdaq rules and Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).  The primary purpose of the 2009 Plan is to attract and retain eligible employees and outside directors, provide an incentive to eligible employees and outside directors to work to increase the value of our common stock, and provide eligible employees and outside directors with a stake in our future which corresponds to the stake of each of our shareholders.

The 2009 Plan, which is administered by the Compensation Committee of our Board of Directors (the “Committee”), provides for the grant of stock options (“Options”) and stock appreciation rights (“SARs”) and for stock grants (“Stock Grants”) and grants of restricted stock units (“RSU Grants”) to eligible employees and to outside directors. The maximum number of shares of common stock that may be issued under the 2009 Plan is 1,750,000, provided that no more than 1,000,000 shares of common stock may be issued pursuant to Stock Grants and RSU Grants. In addition, no eligible employee in any calendar year may (i) be granted an Option to purchase more than 200,000 shares of common stock or an SAR based on the appreciation with respect to more than 200,000 shares of common stock, or (ii) be awarded Stock Grants or RSU Grants that are intended to satisfy the requirements of Section 162(m) of the Code for more than 200,000 shares of common stock. The Committee has the discretion to increase each such grant limit to 400,000 shares of common stock if deemed necessary or appropriate in connection with hiring any individual who would when hired be an eligible employee. The foregoing grant limits are subject to adjustment in the event of any equity restructuring or change in capitalization or any other transaction under Section 424 of the Code that does not constitute a change in control of our company. The number of Options, SARs, Stock Grants and RSU Grants that will be awarded to our executive officers pursuant to the 2009 Plan is within the discretion of the Committee and is therefore not currently determinable. The 2009 Plan has a term of ten years.

For a more detailed description of the 2009 Plan and the Performance Goals, refer to the information set forth under the heading “Item 2—Approval of the Chattem, Inc. 2009 Equity Incentive Plan” on pages 6 through 13 of our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on February 27, 2009 (the “2009 Proxy Statement”).  The foregoing summary description of the 2009 Plan and the Performance Goals is qualified in its entirety by reference to the full text of the 2009 Plan, which was included as Appendix A to the 2009 Proxy Statement and is incorporated by reference herein.

Item 6.   Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

10.1	Chattem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2009 (File No. 000-05905))
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

CHATTEM, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTEM, INC.
(Registrant)

Dated: April 9, 2009	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: April 9, 2009	/s/ Robert B. Long
Robert B. Long
Vice President and Chief Financial Officer

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Chattem, Inc. 2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed on February 27, 2009 (File No. 000-05905))

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350