Form 10-Q
period 2009-05-31
CHATTEM INC
filed 2009-07-10
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009
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
      YES ☑      NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
      YES       NO 

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
      YES       NO ☑

As of July 1, 2009, 19,016,960 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	MAY 31, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$28,734	$32,310
Accounts receivable, less allowances of $11,220 at May 31, 2009 and $9,718 at November 30, 2008	59,876	49,417
Inventories	45,398	40,933
Deferred income taxes	3,874	3,968
Prepaid expenses and other current assets	2,588	2,451
Total current assets	140,470	129,079

PROPERTY, PLANT AND EQUIPMENT, NET	32,534	32,243

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	616,187	616,670
Debt issuance costs, net	10,349	12,253
Other	2,653	2,727
Total other noncurrent assets	629,189	631,650

TOTAL ASSETS	$802,193	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	MAY 31, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and other	14,758	18,116
Bank overdraft	838	1,184
Accrued liabilities	24,352	21,293
Total current liabilities	42,948	43,593

LONG-TERM DEBT, less current maturities	406,800	456,500

DEFERRED INCOME TAXES	45,923	35,412

OTHER NONCURRENT LIABILITIES	1,329	1,609

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,004 at May 31, 2009 and 18,978 at November 30, 2008	32,845	28,926
Retained earnings	275,026	231,230
	307,871	260,156
Cumulative other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(1,308)	(1,787)
Foreign currency translation adjustment	173	(968)
Unrealized actuarial gains and losses	(1,543)	(1,543)
Total shareholders’ equity	305,193	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$802,193	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED MAY 31,		FOR THE SIX MONTHS ENDED MAY 31,

	2009	2008	2009	2008

TOTAL REVENUES	$121,830	$116,716	$237,922	$237,489

COSTS AND EXPENSES:
Cost of sales	37,131	32,641	72,388	67,374
Advertising and promotion	26,969	30,247	55,558	64,743
Selling, general and administrative	14,330	15,186	29,756	30,652
Product recall expenses	—	—	—	6,043
Total costs and expenses	78,430	78,074	157,702	168,812

INCOME FROM OPERATIONS	43,400	38,642	80,220	68,677

OTHER INCOME (EXPENSE):
Interest expense	(5,285)	(6,565)	(10,949)	(13,117)
Investment and other income, net	67	116	178	253
Loss on early extinguishment of debt	—	—	(696)	(526)
Total other income (expense)	(5,218)	(6,449)	(11,467)	(13,390)

INCOME BEFORE INCOME TAXES	38,182	32,193	68,753	55,287

PROVISION FOR INCOME TAXES	13,952	11,461	24,957	19,682

NET INCOME	$24,230	$20,732	$43,796	$35,605

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,219	19,118	19,342	19,112
Weighted average and potential dilutive outstanding	19,219	19,518	19,403	19,592

NET INCOME PER COMMON SHARE:
Basic	$1.26	$1.08	$2.26	$1.86
Diluted	$1.26	$1.06	$2.26	$1.82

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE SIX MONTHS ENDED MAY 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$43,796	$35,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,785	4,216
Deferred income taxes	8,487	8,898
Tax benefit realized from stock options exercised	(147)	(1,855)
Stock-based compensation	3,543	2,580
Loss on early extinguishment of debt	696	526
Other, net	(21)	135
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other	(10,459)	(11,692)
Inventories	(4,429)	906
Prepaid expenses and other current assets	(137)	(180)
Accounts payable and accrued liabilities	(1,625)	(7,850)
Net cash provided by operating activities	43,489	31,289

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,234)	(2,466)
(Increase) decrease in other assets, net	1,349	(1,140)
Net cash used in investing activities	(885)	(3,606)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,500)	(36,500)
Proceeds from borrowings under revolving credit facility	1,000	109,500
Repayments of revolving credit facility	(20,500)	(94,312)
Change in bank overdraft	(346)	(1,246)
Repurchase of common shares	(26,107)	(12,554)
Proceeds from exercise of stock options	995	2,165
Tax benefit realized from stock options exercised	147	1,855
Net cash used in financing activities	(46,311)	(31,092)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	131	(23)

CASH AND CASH EQUIVALENTS:
Decrease for the period	(3,576)	(3,432)
At beginning of period	32,310	15,407
At end of period	$28,734	$11,975

PAYMENTS FOR:
Interest	$9,548	$11,489
Taxes	$12,969	$9,931

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

We consider short-term deposits and investments with original maturities of three months or less to be cash equivalents.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense will increase approximately $6,600 and $7,200 (or $0.22 and $0.25 per share) for the fiscal years ended November 30, 2009 and 2008, respectively.  The additional non-cash interest expense is expected to increase as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards, in the past, and includes them in specific topic areas.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact, if any, of SFAS 168.

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

The following table represents the impact of stock-based compensation expense on our consolidated statements of income during the three and six months ended May 31, 2009 and 2008, respectively:

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008
Income from operations	$2,064	$1,241	$3,543	$2,580
Provision for income taxes	754	442	1,286	918
Net income	$1,310	$799	$2,257	$1,662

Basic net income per share	$0.07	$0.04	$0.12	$0.09
Diluted net income per share	$0.07	$0.04	$0.12	$0.08

The stock option compensation expense was included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $219 and $209 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of May 31, 2009 and 2008, respectively.

The weighted average grant-date fair value of stock options granted during the three and six months ended May 31, 2009 was $20.93 and $20.99, respectively, and for stock options granted during the three and six months ended May 31, 2008 was $27.99.  The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the six months ended May 31, 2009 and 2008:

	Six Months Ended May 31,
	2009	2008
Expected life	6.0 years	6.0 years
Volatility	37%	36%
Risk-free interest rate	2.61%	3.84%
Dividend yield	0%	0%
Forfeitures	0.4%	0.3%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on the historical price volatility of our common stock and consideration of the implied volatility of our common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents our anticipated cash dividend over the expected life of the stock options.  In connection with using the Flex Lattice Model to determine the fair value of stock option grants, the forfeiture rate was determined by analyzing post vesting stock option activity for three separate groups (non-employee directors, officers and other employees).

A summary of stock option activity for the six months ended May 31, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2008	1,510	$50.23
Granted	386	55.53
Exercised	(29)	34.23
Cancelled	(11)	59.91

Outstanding at May 31, 2009	1,856	$51.53	4.4 years	$18,568

Exercisable at May 31, 2009	913	$43.85	3.6 years	$15,112

The total fair value of stock options that vested during the three months ended May 31, 2009 and 2008 was $1,946 and $1,249, respectively, and during the six months ended May 31, 2009 and 2008 was $3,580 and $2,605, respectively.  The total intrinsic value of stock options exercised during the three months ended May 31, 2009 and 2008 was $208 and $163, respectively, and during the six months ended May 31, 2009 and 2008 was $807 and $4,703, respectively.

As of May 31, 2009, we had $20,124 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 2.9 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three months ended May 31, 2009 and 2008 was $0 and $64, respectively, and was $43 and $157 for the six months ended May 31, 2009 and 2008, respectively.  All grants of restricted shares were fully vested effective February 28, 2009.

Restricted share activity for the six months ended May 31, 2009 under the plans is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2008	1	$35.37
Granted	—	—
Vested	(1)	35.37
Forfeited	—	—
Nonvested at May 31, 2009	—	$—

5.	EARNINGS PER SHARE

The following table presents the computation of earnings per share for the three and six months ended May 31, 2009 and 2008, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008

NET INCOME	$24,230	$20,732	$43,796	$35,605

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,219	19,118	19,342	19,112
Issued upon assumed exercise of outstanding stock options	—	101	—	101
Issued upon assumed exercise of convertible notes	—	296	61	376
Effect of issuance of restricted common shares	—	3	—	3
Weighted average and potential dilutive outstanding (1)	19,219	19,518	19,403	19,592

NET INCOME PER COMMON SHARE:
Basic	$1.26	$1.08	$2.26	$1.86
Diluted	$1.26	$1.06	$2.26	$1.82

(1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the weighted-average market price of common shares outstanding as follows: 898 and 528 shares for the three months ended May 31, 2009 and 2008, respectively, and 825 and 465 shares for the six months ended May 31, 2009 and 2008, respectively.

6.	LONG-TERM DEBT

Long-term debt consisted of the following as of May 31, 2009 and November 30, 2008:

	2009	2008
Revolving Credit Facility due 2010 at a variable rate of 6.07% as of November 30, 2008	$—	$19,500
2.0% Convertible Senior Notes due 2013	96,300	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 6.70% and 6.57% as of May 31, 2009 and November 30, 2008, respectively	106,000	107,500
7.0% Senior Subordinated Notes due 2014	107,500	107,500
Total long-term debt	409,800	459,500
Less: current maturities	3,000	3,000
Total long-term debt, net of current maturities	$406,800	$456,500

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 2010.  Upon successful syndication, we had the ability to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In January 2007, we

completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.500% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  As of May 31, 2009 and November 30, 2008, we had $0 and $19,500, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of July 1, 2009, we had $0 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100,000.

The term loan under the Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  The term loan borrowings are to be repaid in increments of $750 each calendar quarter.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment in January 2008, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in the first quarter of fiscal 2008.

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.  At May 31, 2009, we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.

In February 2004, we issued and sold $125,000 of our 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  During fiscal 2005, we repurchased $17,500 of the  7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes.  The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $107,500.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.  As of July 1, 2009, no such redemption has occurred.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter of fiscal 2008 we retired a portion of the swap for approximately $270, and during the first quarter of fiscal 2009, we retired an additional portion of the swap for approximately $195, which were recorded as additional interest expense in the accompanying consolidated statements of income.  As of May 31, 2009, we had $105,000 of LIBOR based borrowings hedged under the provisions of the swap.  During the six months ended May 31, 2009, the decrease in fair value of the swap of $479, net of tax, was recorded to other comprehensive income.  The fair value of the swap of $2,638 is included in accrued liabilities.  As of May 31, 2009, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap is valued by a third party.  The agreement governing the swap terminates in January 2010.

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

The scheduled future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of May 31, 2009 are as follows:

2009	$1,500
2010	3,000
2011	3,000
2012	3,000
2013	191,800
Thereafter	207,500
$409,800

7.	FAIR VALUE MEASUREMENTS

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of May 31, 2009:

	Fair Value Measurements as of May 31, 2009
	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap (1)	$—	$2,638	$—	$2,638

(1)
The total fair value of the interest rate swap is classified as a current liability as of May 31, 2009 and matures January 2010. We value this financial instrument using the “Income Approach” valuation technique.  This method uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of May 31, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

At May 31, 2009 and November 30, 2008, the carrying value of the 7.0% Subordinated Notes approximated fair value based on market prices and market volume for same or similar issues.  At May 31, 2009 and November 30, 2008, the fair value of the 2.0% Convertible Notes was determined to be $97,628 and $153,965, respectively, based upon consideration of our closing stock price of $59.73 and $72.57, respectively, and determination of conversion value as defined in the indenture under which the 2.0% Convertible Notes were issued.  At May 31, 2009 and November 30, 2008, the fair value of the 1.625% Convertible Notes was determined to be $81,601 and $99,143, respectively, based upon consideration of our closing stock price and determination of conversion value as defined in the indenture under which the 1.625% Convertible Notes were issued.

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

Shipping and handling costs of $3,638 and $3,986 are included in selling, general and administrative expenses for the three months ended May 31, 2009 and 2008, respectively, and $7,418 and $7,983 for the six months ended May 31, 2009 and 2008, respectively.

10.	PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,329 as of May 31, 2009 and November 30, 2008.  The gross carrying amount of intangible assets subject to amortization at May 31, 2009 and November 30, 2008, which consist primarily of non-compete agreements and distribution rights, was $7,028.  The related accumulated amortization of intangible assets at May 31, 2009 and November 30, 2008 was $4,170 and $3,687, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended May 31, 2009 and 2008 was $241 and $228, respectively, and for the six months ended May 31, 2009 and 2008 was $483 and $434, respectively.

Estimated annual amortization expense for these assets for the next five successive fiscal years and those thereafter as of May 31, 2009 are as follows:

2009	$462
2010	925
2011	925
2012	208
2013	75
Thereafter	263
$2,858

11.	INVENTORIES

Inventories consisted of the following as of May 31, 2009 and November 30, 2008:

	2009	2008

Raw materials and work in process	$18,522	$16,753
Finished goods	26,876	24,180
Total inventories	$45,398	$40,933

12.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of May 31, 2009 and November 30, 2008:

	2009	2008

Interest	$2,540	$3,216
Salaries, wages and commissions	2,917	5,333
Product advertising and promotion	5,437	2,611
Litigation settlement and legal fees	1,076	799
Income taxes payable	9,340	4,636
Interest rate swap	2,638	2,602
Other	404	2,096
Total accrued liabilities	$24,352	$21,293

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following components for the three and six months ended May 31, 2009 and 2008, respectively:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008

Net income	$24,230	$20,732	$43,796	$35,605
Other – interest rate hedge adjustment, net of tax of $278, $838, $295, and $(183), respectively	451	1,361	479	(212)
Other – foreign currency translation adjustment	1,256	(26)	1,141	160
Total	$25,937	$22,067	$45,416	$35,553

14.	STOCK REPURCHASE

 On April 30, 2008, our Board of Directors increased the authorization to repurchase our common stock to a total of $100,000 under the terms of our existing stock repurchase program.  In the three and six months ended May 31, 2009, we repurchased 491 shares of our common stock for $26,107 at an average price per share of $53.13.  In the three and six months ended May 31, 2008, we repurchased 183 and 187 shares of our common stock, respectively, for $12,314 and $12,554, respectively, at an average price per share of $67.04 and $67.00, respectively.  The repurchased shares were retired and returned to unissued.  As of July 1, 2009, the current amount available under the authorization from the Board of Directors was $47,806.

15.      POST RETIREMENT BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974.  Plan assets as of May 31, 2009 and November 30, 2008 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension benefit for the three and six months ended May 31, 2009 and 2008 included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008

Interest cost	$145	$152	$291	$304
Amortization of loss	47	—	93	—
Expected return on plan assets	(170)	(234)	(340)	(468)
Net periodic pension benefit	$22	$(82)	$44	$(164)

No employer contributions were made for the six months ended May 31, 2009 and 2008, and no employer contributions are expected to be made for the Pension Plan in fiscal 2009.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute their eligible compensation up to the applicable annual elective deferral and salary reduction limits as set forth by the IRS.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $71 and $62 for the three months ended May 31, 2009 and 2008, respectively, and $160 and $150 for the six months ended May 31, 2009 and 2008, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $192 and $169 for the three months ended May 31, 2009 and 2008, respectively and $475 and $457 for the six months ended May 31, 2009 and 2008, respectively.  Total matching and safe harbor contributions for fiscal 2009 are expected to approximate amounts funded in fiscal 2008.  Total matching and safe harbor contributions in fiscal 2008 were $1,172.

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

Net periodic postretirement health benefit for the three and six months ended May 31, 2009 and 2008, included the following components:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008

Service cost	$1	$5	$3	$10
Interest cost	14	14	28	28
Recognized net actuarial gain	(34)	(24)	(68)	(48)
Net periodic postretirement health benefit	$(19)	$(5)	$(37)	$(10)

16.      INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the six months ended May 31, 2009 and 2008 was 36.3% and 35.6%, respectively.  As of May 31, 2009, there were no significant changes to our unrecognized tax benefit as reported in our Form 10-K for the fiscal year ended November 30, 2008.

17.      PRODUCT SEGMENT INFORMATION

Net sales within our single healthcare business segment for the three and six months ended May 31, 2009 and 2008 are as follows:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008
Medicated skin care	$37,970	$34,471	$79,427	$72,124
Topical pain care	24,314	24,772	46,357	50,087
Oral care	18,466	15,415	36,751	31,187
Internal OTC	11,686	13,274	23,050	24,484
Medicated dandruff shampoos	9,724	8,707	19,087	19,286
Dietary supplements	5,569	5,133	9,841	10,507
Other OTC and toiletry products	8,369	6,919	12,493	12,331
Total domestic net sales	116,098	108,691	227,006	220,006
International revenues	5,732	8,025	10,916	17,483
Total revenues	$121,830	$116,716	$237,922	$237,489

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

We were previously named as a defendant in a putative class action lawsuit filed by California consumer Robert O. Wilkinson in the United States District Court for the Southern District of California relating to the labeling, advertising, promotion and sale of Chattem’s Garlique product.  We were served with this lawsuit on July 5, 2007.  On May 21, 2009, this case was dismissed with prejudice to Wilkinson but without prejudice to any potential class.

We have been named as a defendant in a putative class action lawsuit filed by Florida consumer James A. Wilson in the United States District Court for the Southern District of Florida relating to the labeling, advertising, promotion and sale of our Garlique product.  We were served with this lawsuit on May 27, 2009.  The plaintiff seeks injunctive relief, compensatory and punitive damages, and attorney fees.  The plaintiff alleges that we mislabeled our product and made false advertising claims.  The plaintiff seeks certification of a national class.  We are vigorously defending the case.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  We conducted the recall to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of July 1, 2009, there were approximately 160 consumers with pending claims against us and four products liability lawsuits pending against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

On July 25, 2008, LecTec Corporation filed a complaint against us in the U.S. District Court for the Eastern District of Texas, which alleges that our Icy Hot and Capzasin patch products infringe LecTec’s patents.  In the same lawsuit, LecTec has asserted patent infringement claims against Endo Pharmaceuticals, Inc.; Johnson & Johnson Consumer Products Company, Inc.; The Mentholatum Company, Inc.; and Prince of Peace Enterprises, Inc.  LecTec seeks injunctive relief, and compensatory and enhanced damages for the alleged infringement, and attorneys’ fees and expenses.  LecTec filed a motion for preliminary injunction against us and the other defendants in February 2009 seeking an order preventing us and the other defendants from selling the specified patch products while the litigation is pending.  Our response opposing the motion is due August 30, 2009 and LecTec’s reply is due September 30, 2009.  The trial date is currently scheduled for January 4, 2011.  We are vigorously defending this lawsuit.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.  For the current annual policy period beginning September 1, 2008, we maintain product liability insurance coverage in the amount of $30,000 through our captive insurance subsidiary, of which approximately $2,539 has been funded as of July 1, 2009.  We also have $25,000 of excess coverage through a third party reinsurance policy.

REGULATORY

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA's yet-to-be finalized monograph for external analgesics. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products or reformulate them using other ingredients included in the FDA monograph.  We believe that the monograph is unlikely to become final and take effect before the end of 2009.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph for external analgesics. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA received additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of December 2009. If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of a new drug application (“NDA”) in order to continue to market the Icy Hot, Capzasin and Aspercreme patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us six to 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2008.

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

We are aware of the FDA’s concern about the potential toxicity due to taking more than the recommended amount of the analgesic ingredient acetaminophen, an ingredient found in Pamprin and Premsyn PMS.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimens are safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern.

On April 29, 2009, FDA finalized one part of the monograph on internal analgesic products that directly affects Pamprin and Premsyn PMS. The final rule requires that acetaminophen-containing OTC products include on their labeling new liver warnings and directions for use.  In addition, the ingredient name “acetaminophen” must be made more prominent on the products’ labeling.  The final rule’s compliance date for all affected products is April 29, 2010.  We will be revising our product labels to comply with this FDA final rule.  FDA has not yet determined a final action date for the remaining parts of the monograph on internal analgesics.

More recently, on June 29-30, 2009, FDA convened a meeting of the appropriate FDA Advisory Committees to discuss potential steps to reduce acetaminophen-related liver injury.  The joint Advisory Committee generally agreed that clearer labeling and better public education are necessary but recommended that FDA take certain administrative actions to further protect the public, such as changing the directions for use of OTC products to reduce the maximum milligrams per dose and the maximum total daily dosage.  If FDA agrees with the Advisory Committee and implements these changes, it could affect the labeling and formulation of certain maximum-strength (500 mg) versions of Pamprin and Premsyn PMS.  After citing a lack of data and urging FDA to conduct further research, a majority of the joint Advisory Committee voted against removing OTC combination acetaminophen products from the market or limiting package sizes.  We believe that FDA will address these issues in its future efforts to finalize the monograph on internal analgesic products and, prior to monograph closure, may issue revised labeling requirements within the next year that will cause the OTC industry to relabel its analgesic products.

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

19.      CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of May 31, 2009 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of May 31, 2009 is $213,500.

Note 19
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

MAY 31, 2009
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,361	$315	$10,058	$—	$28,734
Accounts receivable, less allowances of $11,220	54,676	19,144	5,532	(19,476)	59,876
Interest receivable	101	654	(84)	(671)	—
Inventories	39,611	1,634	4,153	—	45,398
Deferred income taxes	3,836	—	38	—	3,874
Prepaid expenses and other current assets	3,031	—	192	(635)	2,588
Total current assets	119,616	21,747	19,889	(20,782)	140,470

PROPERTY, PLANT AND EQUIPMENT, NET	31,101	775	658	—	32,534

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	2,859	674,057	1,561	(62,290)	616,187
Debt issuance costs, net	10,349	—	—	—	10,349
Investment in subsidiaries	602,740	64,682	97,690	(765,112)	—
Note receivable	—	34,694	—	(34,694)	—
Other	2,653	—	—	—	2,653
Total other noncurrent assets	618,601	773,433	99,251	(862,096)	629,189

TOTAL ASSETS	$769,318	$795,955	$119,798	$(882,878)	$802,193

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	13,139	—	1,869	(250)	14,758
Bank overdraft	838	—	—	—	838
Accrued liabilities	39,409	1,525	3,950	(20,532)	24,352
Total current liabilities	56,386	1,525	5,819	(20,782)	42,948

LONG-TERM DEBT, less current maturities	412,555	(7,555)	36,494	(34,694)	406,800

DEFERRED INCOME TAXES	(21,468)	68,634	(1,243)	—	45,923

OTHER NONCURRENT LIABILITIES	1,329	—	—	—	1,329

INTERCOMPANY ACCOUNTS	15,323	(21,606)	6,283	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,004	32,845	—	—	—	32,845
Shares of subsidiaries	—	641,659	78,999	(720,658)	—
Dividends	—	(24,876)	—	24,876	—
Retained earnings	275,026	136,480	(5,505)	(130,975)	275,026
	307,871	753,263	73,494	(826,757)	307,871
Cumulative other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(1,308)	—	—	—	(1,308)
Foreign currency translation adjustment	173	1,694	(1,049)	(645)	173
Unrealized actuarial gains and losses	(1,543)	—	—	—	(1,543)
Total shareholders’ equity	305,193	754,957	72,445	(827,402)	305,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$769,318	$795,955	$119,798	$(882,878)	$802,193

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

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2009
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$220,113	$47,396	$9,512	$(39,099)	$237,922

COSTS AND EXPENSES:
Cost of sales	66,623	2,598	4,745	(1,578)	72,388
Advertising and promotion	51,348	2,079	2,131	—	55,558
Selling, general and administrative	28,524	606	626	—	29,756
Product recall expenses	(509)	—	509	—	—
Equity in subsidiary income	(26,329)	—	—	26,329	—
Total costs and expenses	119,657	5,283	8,011	24,751	157,702

INCOME FROM OPERATIONS	100,456	42,113	1,501	(63,850)	80,220

OTHER INCOME (EXPENSE):
Interest expense	(10,974)	—	(1,284)	1,309	(10,949)
Investment and other income, net	129	1,309	1,311	(2,571)	178
Loss on early extinguishment of debt	(696)	—	—	—	(696)
Royalties	(35,950)	(1,562)	(9)	37,521	—
Corporate allocations	1,035	(936)	(99)	—	—
Total other income (expense)	(46,456)	(1,189)	(81)	36,259	(11,467)

INCOME BEFORE INCOME TAXES	54,000	40,924	1,420	(27,591)	68,753

PROVISION FOR INCOME TAXES	10,204	14,244	509	—	24,957

NET INCOME (LOSS)	$43,796	$26,680	$911	$(27,591)	$43,796

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED MAY 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$216,390	$46,210	$12,435	$(37,546)	$237,489

COSTS AND EXPENSES:
Cost of sales	61,020	2,387	5,638	(1,671)	67,374
Advertising and promotion	57,984	3,611	3,148	—	64,743
Selling, general and administrative	29,114	226	1,312	—	30,652
Product recall expenses	5,555	—	488	—	6,043
Equity in subsidiary income	(24,908)	—	—	24,908	—
Total costs and expenses	128,765	6,224	10,586	23,237	168,812

INCOME FROM OPERATIONS	87,625	39,986	1,849	(60,783)	68,677

OTHER INCOME (EXPENSE):
Interest expense	(13,112)	—	(1,285)	1,280	(13,117)
Investment and other income, net	58	1,285	1,440	(2,530)	253
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(34,224)	(1,652)	—	35,876	—
Corporate allocations	1,006	(926)	(80)	—	—
Total other income (expense)	(46,798)	(1,293)	75	34,626	(13,390)

INCOME BEFORE INCOME TAXES	40,827	38,693	1,924	(26,157)	55,287

PROVISION FOR INCOME TAXES	5,222	13,775	685	—	19,682

NET INCOME (LOSS)	$35,605	$24,918	$1,239	$(26,157)	$35,605

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2009
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$43,796	$26,680	$911	$(27,591)	$43,796
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,710	—	75	—	3,785
Deferred income taxes	623	7,867	(3)	—	8,487
Tax benefit realized from stock options exercised	(147)	—	—	—	(147)
Stock-based compensation expense	3,543	—	—	—	3,543
Loss on early extinguishment of debt	696	—	—	—	696
Other, net	110	—	(131)	—	(21)
Equity in subsidiary income	(27,591)	—	—	27,591	—
Changes in operating assets and liabilities:
Accounts receivable	(10,502)	(2,917)	(290)	3,250	(10,459)
Interest Receivable	7	(13)	(7)	13	—
Inventories	(3,781)	177	(825)	—	(4,429)
Prepaid expenses and other current assets	993	—	140	(1,270)	(137)
Accounts payable and accrued liabilities	166	828	(626)	(1,993)	(1,625)
Net cash provided by (used in) operating activities	11,623	32,622	(756)	—	43,489

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,257)	—	23	—	(2,234)
Change in other assets, net	272	—	1,077	—	1,349
Net cash (used in) provided by investing activities	(1,985)	—	1,100	—	(885)

FINANCING ACTIVITIES:
Repayment of long-term debt	(1,500)	—	—	—	(1,500)
Proceeds from borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments of revolving credit facility	(20,500)	—	—	—	(20,500)
Change in bank overdraft	(346)	—	—	—	(346)
Repurchase of common shares	(26,107)	—	—	—	(26,107)
Proceeds from exercise of stock options	995	—	—	—	995
Tax benefit realized from stock options exercised	147	—	—	—	147
Intercompany debt proceeds (payments)	6,355	(6,355)	—	—	—
Changes in intercompany accounts	3,010	(2,646)	(364)	—	—
Dividends paid	23,614	(24,876)	1,262	—	—
Net cash (used in) provided by financing activities	(13,332)	(33,877)	898	—	(46,311)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	131	—	131

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(3,694)	(1,255)	1,373	—	(3,576)
At beginning of period	22,055	1,570	8,685	—	32,310
At end of period	$18,361	$315	$10,058	$—	$28,734

Note 19

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MAY 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$35,605	$24,918	$1,239	$(26,157)	$35,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,152	—	64	—	4,216
Deferred income taxes	1,033	7,867	(2)	—	8,898
Tax benefit realized from stock options exercised	(1,855)	—	—	—	(1,855)
Stock-based compensation expense	2,580	—	—	—	2,580
Loss on early extinguishment of debt	526	—	—	—	526
Other, net	112	—	23	—	135
Equity in subsidiary income	(26,157)	—	—	26,157	—
Changes in operating assets and liabilities:
Accounts receivable	(11,393)	(911)	(299)	911	(11,692)
Interest Receivable	16	(16)	(16)	16	—
Inventories	(412)	1,389	(71)	—	906
Prepaid expenses and other current assets	(125)	—	95	(150)	(180)
Accounts payable and accrued liabilities	(5,701)	103	(1,475)	(777)	(7,850)
Net cash (used in) provided by operating activities	(1,619)	33,350	(442)	—	31,289

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,388)	—	(78)	—	(2,466)
(Increase) decrease in other assets, net	(1,271)	—	131	—	(1,140)
Net cash (used in) provided by investing activities	(3,659)	—	53	—	(3,606)

FINANCING ACTIVITIES:
Repayment of long-term debt	(36,500)	—	—	—	(36,500)
Proceeds from borrowings under revolving credit facility	109,500	—	—	—	109,500
Repayments of revolving credit facility	(94,312)	—	—	—	(94,312)
Change in bank overdraft	(1,246)	—	—	—	(1,246)
Repurchase of common shares	(12,554)	—	—	—	(12,554)
Proceeds from exercise of stock options	2,165	—	—	—	2,165
Tax benefit realized from stock options exercised	1,855	—	—	—	1,855
Changes in intercompany accounts	(1,071)	1,463	(392)	—	—
Dividends paid	33,649	(34,899)	1,250	—	—
Net cash (used in) provided by financing activities	1,486	(33,436)	858	—	(31,092)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(23)	—	(23)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(3,792)	(86)	446	—	(3,432)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$893	$504	$10,578	$—	$11,975

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

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 23% of our total revenues in the first half of fiscal 2009. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During Fiscal 2009

Products

In the first half of fiscal 2009, we introduced the following product line extensions: ACT Total Care, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief and Selsun Blue Itchy Dry Scalp.

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

Stock Repurchase

During the first six months of fiscal 2009, we repurchased 491,392 shares of our common stock under our stock repurchase program for $26.1 million at an average price per share of $53.13.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our unaudited consolidated statements of income expressed as a percentage of total revenues:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2009	2008	2009	2008

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.5	28.0	30.4	28.4
Advertising and promotion	22.1	25.9	23.4	27.3
Selling, general and administrative	11.8	13.0	12.5	12.9
Product recall expenses	—	—	—	2.5
Total costs and expenses	64.4	66.9	66.3	71.1

INCOME FROM OPERATIONS	35.6	33.1	33.7	28.9

OTHER INCOME (EXPENSE):
Interest expense	(4.3)	(5.6)	(4.6)	(5.5)
Investment and other income, net	0.1	0.1	0.1	0.1
Loss on early extinguishment of debt	—	—	(0.3)	(0.2)
Total other income (expense)	(4.2)	(5.5)	(4.8)	(5.6)

INCOME BEFORE INCOME TAXES	31.4	27.6	28.9	23.3

PROVISION FOR INCOME TAXES	11.5	9.8	10.5	8.3

NET INCOME	19.9%	17.8%	18.4%	15.0%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the unaudited consolidated financial statements for the three and six months ended May 31, 2009.

Allowance for Doubtful Accounts

As of May 31, 2009, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the second quarter of fiscal 2009, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.5 and $0.4 million at May 31, 2009 and November 30, 2008, respectively.

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

We separate returns into the two categories of seasonal and non-seasonal products.  We use the historical return detail of seasonal and non-seasonal products for at least the most recent three fiscal years on generally all products, which is normalized for any specific occurrence that is not reasonably likely to recur, to determine the amount of product return as a percentage of sales, and estimate an allowance for potential returns based on product sold in the current period.  To consider product sold in current and prior periods, an estimate of inventory held by our retail customers is calculated based on customer inventory detail.  This estimate of inventory held by our customers, along with historical returns as a percentage of sales, is used to determine an estimate of potential product returns.  This estimate of the allowance for seasonal and non-seasonal returns is further analyzed by considering retail customer point of sale data.  We also consider specific events, such as discontinued product or product divestitures, when determining the adequacy of the allowance.  Based on consideration of the sales of Icy Hot Pro Therapy performing below expectations, review of retail point of sales data and an estimate of inventory on hand at customers, an allowance of product returns of Icy Hot Pro Therapy was $0.7 million as of November 30, 2008.  As of May 31, 2009, the allowance remaining for Icy Hot Pro Therapy returns is $0.4 million.

Our estimate of product returns for seasonal and non-seasonal products as of May 31, 2009 was $2.4 million and $1.1 million, respectively, and $1.4 million and $1.3 million, respectively, as of November 30, 2008.  For the six months ended May 31, 2009, we increased our estimate of returns for seasonal products by approximately $1.0 million, which resulted in a decrease to net sales in our consolidated financial statements, and decreased our estimate for non-seasonal returns by approximately $0.2 million, which resulted in an increase to net sales in our consolidated financial statements.  During the six months ended May 31, 2008, we increased our estimate of returns for seasonal products by approximately $1.3 million, which resulted in a decrease to net sales in our consolidated financial statements, and decreased our estimate for non-seasonal returns by approximately $0.2 million, which resulted in an increase to net sales in our consolidated financial statements.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

We routinely enter into agreements with customers to participate in promotional programs.  The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).  A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense.  In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run.

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the liability for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates of issued coupons based on an internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs is often variable based on the number of units actually sold.  As of May 31, 2009, the accrued liability related to coupon redemption and reserve for vendor allowances was $3.0 million and $5.6 million, respectively, and $1.9 million and $6.4 million, respectively as of May 31, 2008.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by approximately $0.1 million and an insignificant amount, respectively.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our tax rate for the six months ended May 31, 2009 was 36.3%, as compared to 35.6% for the six months ended May 31, 2008.

Accounting for Acquisitions and Intangible Assets

We account for our acquisitions under the purchase method of accounting for business combinations as prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”).  Under SFAS 141, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values.  Business combinations consummated beginning in the first quarter of fiscal 2010 will be accounted for under SFAS 141R.

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

The value of our intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the intangible assets to its estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the intangible assets.  Consistent with our policy, we perform the annual impairment testing of our indefinite-lived intangible assets during our fourth quarter ending November 30, with the most recent test performed during the quarter ended November 30, 2008.  No impairment or adjustment to the carrying value of our indefinite-lived intangible assets was required as a result of this testing.

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

Comparison of Three Months Ended May 31, 2009 and 2008

To facilitate discussion of our operating results for the three months ended May 31, 2009 and 2008, we have included the following selected data from our unaudited consolidated statements of income:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$116,098	$108,691	$7,407	6.8%
International revenues (including royalties)	5,732	8,025	(2,293)	(28.6)
Total revenues	121,830	116,716	5,114	4.4
Cost of sales	37,131	32,641	4,490	13.8
Advertising and promotion expense	26,969	30,247	(3,278)	(10.8)
Selling, general and administrative expense	14,330	15,186	(856)	(5.6)
Interest expense	5,285	6,565	(1,280)	(19.5)
Net income	24,230	20,732	3,498	16.9

Domestic Net Sales

Domestic net sales for the three months ended May 31, 2009 increased $7.4 million, or 6.8%, to $116.1 million from $108.7 million in the prior year quarter.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$37,970	$34,471	$3,499	10.2%
Topical pain care	24,314	24,772	(458)	(1.8)
Oral care	18,466	15,415	3,051	19.8
Internal OTC	11,686	13,274	(1,588)	(12.0)
Medicated dandruff shampoos	9,724	8,707	1,017	11.7
Dietary supplements	5,569	5,133	436	8.5
Other OTC and toiletry products	8,369	6,919	1,450	21.0
Total	$116,098	$108,691	$7,407	6.8

Net sales in the medicated skin care category increased $3.5 million, or 10.2%, in the second quarter of fiscal 2009 compared to the prior year quarter primarily due to the launch of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Protecting Lotion, Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief during the first quarter of fiscal 2009 and the continued growth of our existing Gold Bond lotion business.

Net sales in the topical pain care category decreased $0.5 million, or 1.8%, for the second quarter of fiscal 2009 compared to the prior year quarter, due primarily to lower sales of Aspercreme and certain other smaller brands in the category and reduced SKU count at certain retail customers, partially offset by the second quarter launch of Icy Hot Medicated Roll and first quarter launch of Icy Hot No-Mess Applicator in fiscal 2009.

Net sales in the oral care category increased $3.1 million, or 19.8%, in the second quarter of fiscal 2009 compared to the prior year quarter due in part to the launch of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category decreased $1.6 million, or 12.0%, in the second quarter of fiscal 2009 compared to the prior year quarter due to increased competitive pressure from the private label sector within the category, the lack of a launch of any new products in fiscal 2009 similar to the first quarter of fiscal 2008 launch of Unisom Sleepmelts and decreased distribution at certain retail customers of certain products within this category.

Net sales in the medicated dandruff shampoos category increased $1.0 million, or 11.7%, in the second quarter of fiscal 2009 compared to the prior year quarter primarily resulting from the launch of Selsun Blue Itchy Dry Scalp in the first quarter of fiscal 2009, partially offset by a decline in sales of Selsun Salon products due to distribution changes as a result of the launch of Selsun Blue Itchy Dry Scalp.

Net sales in the dietary supplements category increased $0.4 million, or 8.5%, for the second quarter of fiscal 2009 compared to the prior year quarter, due mainly to sales of Dexatrim Max Complex 7, which was initially launched in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category increased $1.5 million, or 21.0%, in the second quarter of fiscal 2009 compared to the prior year quarter primarily due to the timing of shipments of Bullfrog.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008 and December 2008 and the increased utilization of promotion programs considered a vendor allowance per the provisions of EITF 01-9, which are accounted for as a reduction of total revenues and not as a component of advertising and promotion expense in the three month period ended May 31, 2009 as compared to the same year ago period.

International Revenues

For the second quarter of fiscal 2009, international revenues decreased $2.3 million, or 28.6%, compared to the prior year quarter, primarily as a result of terminating shipments to certain distributors serving Latin American markets to reduce the potential for diversion of English language packaging back to the United States market, unfavorable exchange rates that decreased revenues by approximately $1.0 million and the unfavorable macro-economic conditions in the markets where our products are sold.  We are seeking new Latin American distributors for the affected markets and are converting the packaging for the major products sold in these markets to local Spanish language.

Cost of Sales

Cost of sales in the second quarter of fiscal 2009 was 30.5% as a percentage of total revenues compared to 28.0% in the prior year quarter and gross margin for the same period of fiscal 2009 was 69.5% compared to 72.0% in the prior year quarter.  The decrease in gross margin was primarily attributable to the increased cost of certain raw material input components and an increased utilization by retailers of programs to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses in the second quarter of fiscal 2009 decreased $3.3 million, or 10.8%, compared to the prior year quarter and were 22.1% of total revenues in the second quarter of fiscal 2009 compared to 25.9% for the prior year quarter.  The decrease in advertising and promotion expense was a result of greater utilization by retailers of programs to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense, and reduced sampling programs, partially offset by an increase in marketing research expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the second quarter of fiscal 2009 decreased $0.9 million, or 5.6%, compared to the prior year quarter.  Selling, general and administrative expenses were 11.8% and 13.0% of total revenues for the second quarter of fiscal 2009 and 2008, respectively.  The decrease in selling, general and administrative expenses as a percentage of total revenues was attributable to foreign currency exchange gains resulting from intercompany transactions and reduced transportation costs related to outbound product shipments.

Interest Expense

Interest expense decreased $1.3 million, or 19.5%, in the second quarter of fiscal 2009 compared to the prior year quarter reflecting the repayment of $48.2 million in principal of our Credit Facility since May 31, 2008 and the exchange of 487,123 shares of common stock for $28.7 million of the 2.0% Convertible Notes in December 2008.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Comparison of Six Months Ended May 31, 2009 and 2008

To facilitate discussion of our operating results for the six months ended May 31, 2009 and 2008, we have included the following selected data from our unaudited consolidated statements of income:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$227,006	$220,006	$7,000	3.2%
International revenues (including royalties)	10,916	17,483	(6,567)	(37.6)
Total revenues	237,922	237,489	433	0.2
Cost of sales	72,388	67,374	5,014	7.4
Advertising and promotion expense	55,558	64,743	(9,185)	(14.2)
Selling, general and administrative expense	29,756	30,652	(896)	(2.9)
Product recall expenses	—	6,043	(6,043)	(100.0)
Interest expense	10,949	13,117	(2,168)	(16.5)
Loss on early extinguishment of debt	696	526	170	32.3
Net income	43,796	35,605	8,191	23.0

Domestic Net Sales

Domestic net sales for the six months ended May 31, 2009 increased $7.0 million, or 3.2%, compared to the same period in fiscal 2008.  A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$79,427	$72,124	$7,303	10.1%
Topical pain care	46,357	50,087	(3,730)	(7.4)
Oral Care	36,751	31,187	5,564	17.8
Internal OTC	23,050	24,484	(1,434)	(5.9)
Medicated dandruff shampoos	19,087	19,286	(199)	(1.0)
Dietary supplements	9,841	10,507	(666)	(6.3)
Other OTC and toiletry products	12,493	12,331	162	1.3
Total	$227,006	$220,006	$7,000	3.2

Net sales in the medicated skin care category increased $7.3 million, or 10.1%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008 primarily due to the launch of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Protecting Lotion, Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief during the first quarter of fiscal 2009 and the continued growth of our existing Gold Bond lotion business.

Net sales in the topical pain care category decreased $3.7 million, or 7.4%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008, primarily as a result of the discontinuance of shipments of Icy Hot Heat Therapy following the voluntary recall of the product announced on February 8, 2008 and lower sales of Aspercreme and certain other smaller brands in the category and reduced SKU count at certain retail customers, partially offset by the first quarter launch of Icy Hot No-Mess Applicator and the second quarter launch of Icy Hot Medicated Roll in fiscal 2009.  Excluding sales of Icy Hot Heat Therapy, sales in the category decreased 3.8% compared to the prior year period.

Net sales in the oral care category increased $5.6 million, or 17.8%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008 due in part to the launch of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category decreased $1.4 million, or 5.9%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008 primarily due to increased competitive pressure from the private label sector within the category, the lack of a launch of any new products in fiscal 2009 similar to the first quarter of fiscal 2008 launch of Unisom Sleepmelts and decreased distribution at certain retail customers of certain products within this category.

Net sales in the medicated dandruff shampoos category decreased $0.2 million, or 1.0%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008 primarily resulting from a decline in sales of Selsun Salon products due to distribution changes to accommodate the launch of Selsun Blue Itchy Dry Scalp in the first quarter of fiscal 2009, offset by the initial sell-in of Selsun Blue Itchy Dry Scalp.

Net sales in the dietary supplements category decreased $0.7 million, or 6.3%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008, primarily resulting from the decline in sales of Dexatrim Max2O, partially offset by sales of Dexatrim Max Complex 7, which was initially launched in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category increased $0.2 million, or 1.3%, for the first six months of fiscal 2009 compared to the same period in fiscal 2008.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008 and December 2008 and the increased utilization of promotion programs considered a vendor allowance per the provisions of EITF 01-9, which are accounted for as a reduction of total revenues and not as a component of advertising and promotion expense in the six month period ended May 31, 2009 as compared to the same year ago period.

International Revenues

For the six months ended May 31, 2009, international revenues decreased $6.6 million, or 37.6%, compared to the same period in fiscal 2008, primarily as a result of terminating shipments to certain distributors serving Latin American markets to reduce the potential for diversion of English language packaging back to the United States market and unfavorable exchange rates that decreased revenues by approximately $1.8 million and the unfavorable macro-economic conditions in the markets where our products are sold.  We are seeking new Latin American distributors for the affected markets and are converting the packaging for the major products sold in these markets to local Spanish language.

Cost of Sales

Cost of sales for the six months ended May 31, 2009 was 30.4% as a percentage of total revenues compared to 28.4% in the prior year period and gross margin for the same period of fiscal 2009 was 69.6% compared to 71.6% in the prior year period. The decrease in gross margin was primarily attributable to the increased cost of certain raw material input components and an increased utilization by retailers of programs to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses for the six months ended May 31, 2009 decreased $9.2 million, or 14.2%, compared to the same period in fiscal 2008 and were 23.4% of total revenues for the six months ended May 31, 2009 as compared to 27.3% for the same period in fiscal 2008. The decrease in advertising and promotion expense was a result of greater utilization by retailers of programs to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense, and reduced sampling programs, partially offset by an increase in marketing research expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the six months ended May 31, 2009 decreased $0.9 million, or 2.9%, compared to the same period of fiscal 2008 and were 12.5% and 12.9% of total revenues for the six months ended May 31, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenues was attributable to foreign currency exchange gains resulting from intercompany transactions and reduced transportation costs related to outbound product shipments.

Product Recall Expenses

During the first half of fiscal 2008, we incurred $6.0 million of product recall expenses related to the voluntary recall of our Icy Hot Heat Therapy product that was initiated in February 2008.  Based in part on consideration of on-hand inventory and retail point of sales data, the $6.0 million of product recall expenses related to product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees and other estimated expenses.  As of May 31, 2009, we do not expect to record additional expenses related to the recall of Icy Hot Heat Therapy.

Interest Expense

Interest expense decreased $2.2 million, or 16.5%, for the six months ended May 31, 2009 compared to the same period in fiscal 2008 reflecting the repayment of $48.2 million in principal of our Credit Facility since May 31, 2008 and the exchange of 487,123 shares of our common stock for $28.7 million of the 2.0% Convertible Notes in December 2008.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

On December 4, 2008, we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal of our outstanding 2.0% Convertible Notes.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting amount as loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.

During the first quarter of fiscal 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting amount as loss on extinguishment of debt of $0.5 million.

Liquidity and Capital Resources

We have historically financed our operations with a combination of internally generated funds and borrowings.  Our principal uses of cash are for operating expenses, working capital, acquisitions, repurchases of our common stock, servicing long-term debt, payment of income taxes and capital expenditures.

Cash of $43.5 million and $31.3 million was provided by operations for the six months ended May 31, 2009 and 2008, respectively.  The increase in cash flows from operations over the prior year period was primarily attributable to higher net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory.

Investing activities used cash of $0.9 million and $3.6 million in the six months ended May 31, 2009 and 2008, respectively.  Cash flow used in investing activities was primarily a result of purchases of manufacturing equipment.

Financing activities used cash of $46.3 million and $31.1 million in the six months ended May 31, 2009 and 2008, respectively.  Cash flow used in financing activities was a result of the repayment of amounts outstanding under the Credit Facility and the repurchase of 491,392 shares of our common stock.

As of May 31, 2009, our total debt was $409.8 million, consisting of the 7.0% Subordinated Notes of $107.5 million, the 2.0% Convertible Notes of $96.3 million, the 1.625% Convertible Notes of $100.0 million and $106.0 million outstanding under the term loan portion of our Credit Facility.  As of May 31, 2009, no amounts were outstanding under the revolving credit facility portion of our Credit Facility and we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.

We believe that cash provided by operating activities, our cash and cash equivalents balance and funds available under the revolving credit facility portion of our Credit Facility will be sufficient to fund our capital expenditures and debt service and working capital requirements for the foreseeable future as our business is currently conducted.  It is likely that any acquisitions we make in the future will require us to obtain additional financing.  If additional financing is required, there are no assurances that it will be available, or, if available, that it can be obtained on terms favorable to us or not dilutive to our future earnings.

Foreign Operations

Historically, our primary foreign operations have been through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Since November 1, 2004, our European business has been conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.   In connection with the acquisition of ACT in Western Europe in May 2007, we established Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  In November 2008, we established Chattem Peru SRL (“Chattem Peru”), a wholly-owned subsidiary located in Lima, Peru.  Chattem Peru utilizes third party distributors to sell certain of our Selsun Blue products throughout Peru.  The functional currencies of these subsidiaries are Canadian dollars, British pounds, Euros and Peruvian Sol, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the six months ended May 31, 2009 and 2008, these subsidiaries accounted for 5% and 7% of total revenues, respectively, and 2% and 3% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Gains of $0.4 million and an insignificant amount, resulting from foreign currency transactions for the six months ended May 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed, and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense will increase approximately $6.6 million and $7.2 million (or $0.22 and $0.25 per share) for the fiscal years ended November 30, 2009 and 2008, respectively.  The additional non-cash interest expense is expected to increase as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards in the past, and includes them in specific topic areas.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact, if any, of SFAS 168.

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
•
our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs, risks of non-compliance and the potential adverse effect of new or changing regulations;

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Loans under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 0.875% to 1.50% or the higher of the federal funds rate plus 0.50% or the prime rate (the “Base Rate”).  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of May 31, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and $106.0 million was outstanding under the term loan portion of our Credit Facility.  The variable rate for the term loan portion was LIBOR plus 1.75%, or 2.88%, as of May 31, 2009.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of May 31, 2009, the decrease in fair value of $0.5 million, net of tax, was recorded to other comprehensive income and the swap was deemed to be an effective cash flow hedge.  The swap agreement terminates in January 2010.

The impact on our results of operations of a one-point rate change on the July 1, 2009 outstanding $105.3 million term loan balance of our Credit Facility for the next twelve months would be approximately $0.5 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish, Grecian and Peruvian subsidiaries.  Assets and liabilities of these subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from transactions denominated in foreign currencies, are included in selling, general and administrative expenses in our consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.4 million as of May 31, 2009.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2009 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 18 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2008.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our second quarter of fiscal 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)

March 1– March 31	50,500	$56.10	50,500	$73,913,336
April 1 – April 30	390,892	52.49	390,892	71,080,472
May 1 – May 31	50,000	55.13	50,000	50,562,818
Total Second Quarter	491,392	$53.13	491,392	$47,806,121

(1)	Average price paid per share includes broker commissions.

(2)
On April 30, 2008, our Board of Directors increased the authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.  There is no expiration date specified for our stock buyback program.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 8, 2009 in Chattanooga, Tennessee.  At the meeting, the following items were submitted to a vote of shareholders:

(1)
The following persons were elected as directors to serve for a three-year term:  Robert E. Bosworth (11,515,577 votes for and 6,074,875 votes withheld), Gary D. Chazen (17,336,304 votes for and 254,148 votes withheld), and Joey B. Hogan (15,477,439 votes for and 2,113,013 votes withheld).  Other directors whose terms of office continued after the annual meeting are: Samuel E. Allen, Philip H. Sanford, Ruth W. Brinkley, Zan Guerry and Bill W. Stacy.

(2)	Approval of the Chattem, Inc. 2009 Equity Incentive Plan (11,122,285 votes for; 4,375,685 votes against; and 70,287 abstentions).
(3)	Ratification of Grant Thornton, LLP as our independent registered public accounting firm for fiscal 2009 (17,568,439 votes for; 11,981 votes against; and 13,639 abstentions).

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

CHATTEM, INC. (Registrant)

Dated: July 10, 2009	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: July 10, 2009	/s/ Robert B. Long
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