Form 10-Q
period 2009-08-31
CHATTEM INC
filed 2009-10-06
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
Commission file number 0-5905

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
      YES       NO ☑

As of September 30, 2009, 19,043,177 shares of the Company’s common stock, without par value, were outstanding.

CHATTEM, INC.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of August 31, 2009 and
November 30, 2008	3

Consolidated Statements of Income for the Three and Nine
Months Ended August 31, 2009 and August 31, 2008	5

Consolidated Statements of Cash Flows for the Nine Months
Ended August 31, 2009 and August 31, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	43

SIGNATURES	44

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	AUGUST 31, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$59,400	$32,310
Accounts receivable, less allowances of $11,126 at August 31, 2009 and $9,718 at November 30, 2008	48,589	49,417
Inventories	42,336	40,933
Deferred income taxes	4,009	3,968
Prepaid expenses and other current assets	7,625	2,451
Total current assets	161,959	129,079

PROPERTY, PLANT AND EQUIPMENT, NET	32,893	32,243

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	615,956	616,670
Debt issuance costs, net	9,340	12,253
Other	2,609	2,727
Total other noncurrent assets	627,905	631,650

TOTAL ASSETS	$822,757	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	AUGUST 31, 2009	NOVEMBER 30, 2008
	(Unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable and other	14,746	18,116
Bank overdraft	—	1,184
Accrued liabilities	23,435	21,293
Total current liabilities	41,181	43,593

LONG-TERM DEBT, less current maturities	396,920	456,500

DEFERRED INCOME TAXES	50,206	35,412

OTHER NONCURRENT LIABILITIES	1,346	1,609

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,043 at August 31, 2009 and 18,978 at November 30, 2008	36,749	28,926
Retained earnings	298,454	231,230
	335,203	260,156
Cumulative other comprehensive income (loss), net of tax:
Interest rate hedge adjustment	(800)	(1,787)
Foreign currency translation adjustment	244	(968)
Unrealized actuarial gains and losses	(1,543)	(1,543)
Total shareholders’ equity	333,104	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$822,757	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited and in thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED AUGUST 31,		FOR THE NINE MONTHS ENDED AUGUST 31,

	2009	2008	2009	2008

TOTAL REVENUES	$115,171	$111,929	$353,093	$349,418

COSTS AND EXPENSES:
Cost of sales	34,765	31,753	107,153	99,127
Advertising and promotion	22,866	26,789	78,424	91,532
Selling, general and administrative	15,275	15,024	45,031	45,676
Litigation settlement	—	11,196	—	11,196
Product recall (income) expenses	—	(112)	—	5,931
Total costs and expenses	72,906	84,650	230,608	253,462

INCOME FROM OPERATIONS	42,265	27,279	122,485	95,956

OTHER INCOME (EXPENSE):
Interest expense	(5,126)	(6,176)	(16,075)	(19,293)
Investment and other income, net	45	109	223	362
Loss on early extinguishment of debt	(405)	—	(1,101)	(526)
Total other income (expense)	(5,486)	(6,067)	(16,953)	(19,457)

INCOME BEFORE INCOME TAXES	36,779	21,212	105,532	76,499

PROVISION FOR INCOME TAXES	13,351	7,246	38,308	26,928

NET INCOME	$23,428	$13,966	$67,224	$49,571

NUMBER OF COMMON SHARES:
Weighted average outstanding-basic	19,026	18,784	19,236	19,002
Weighted average and potential dilutive outstanding	19,161	19,004	19,323	19,385

NET INCOME PER COMMON SHARE:
Basic	$1.23	$.74	$3.49	$2.61
Diluted	$1.22	$.73	$3.48	$2.56

The accompanying notes are an integral part of these consolidated financial statements.

CHATTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	FOR THE NINE MONTHS ENDED AUGUST 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$67,224	$49,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,671	6,316
Deferred income taxes	12,635	12,404
Tax benefit realized from stock options exercised	(325)	(2,342)
Stock-based compensation	5,667	4,281
Loss on early extinguishment of debt	1,101	526
Other, net	(1)	137
Changes in operating assets and liabilities:
Accounts receivable	828	(7,567)
Inventories	(1,363)	2,611
Prepaid expenses and other current assets	(5,174)	(5,885)
Accounts payable and accrued liabilities	(2,376)	17,248
Net cash provided by operating activities	83,887	77,300

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,623)	(3,567)
Decrease (increase) in other assets, net	1,986	(1,255)
Net cash used in investing activities	(1,637)	(4,822)

FINANCING ACTIVITIES:
Repayment of long-term debt	(11,380)	(37,250)
Proceeds from borrowings under revolving credit facility	1,000	148,000
Repayments of revolving credit facility	(20,500)	(158,500)
Change in bank overdraft	(1,184)	(7,584)
Repurchase of common shares	(26,107)	(26,327)
Proceeds from exercise of stock options	2,587	4,487
Tax benefit realized from stock options exercised	325	2,342
Debt retirement costs	(18)	—
Net cash used in financing activities	(55,277)	(74,832)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	117	(22)

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	27,090	(2,376)
At beginning of period	32,310	15,407
At end of period	$59,400	$13,031

PAYMENTS FOR:
Interest	$10,743	$14,129
Taxes	$23,412	$10,733

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. We have included all disclosures as required by SFAS 161, none of which have a material impact on our financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense will increase for the fiscal years ended November 30, 2009 and 2008 by approximately $6,600 and $7,200 (or $0.22 and $0.25 per share), respectively.  The additional non-cash interest expense is expected to increase each fiscal year as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended August 31, 2009. The adoption of FSP 107-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date through the date the financial statements for such reporting period are issued. It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009 (see Note 19).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards, and includes them in specific topic areas.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact, if any, of SFAS 168.

4. STOCK-BASED COMPENSATION

We currently provide stock-based compensation under five stock incentive plans that have been approved by our shareholders.  Our 1999 Non-Statutory Stock Option Plan for Non-Employee Directors allows for the issuance of up to 200 shares of common stock.  The 2000 Non-Statutory Stock Option Plan provides for the issuance of up to 1,500 shares of common stock.  The 2003 and 2005 Stock Incentive Plans both provide for the issuance of up to 1,500 shares of common stock.   The 2009 Equity Incentive Plan, which was adopted by our board of directors on January 28, 2009 and approved by our shareholders at the April 8, 2009 annual shareholders’ meeting, provides for the issuance of up to 1,750 shares of common stock.  Stock options granted under all of these plans generally vest over four years from the date of grant as specified in the plans or by the compensation committee of our board of directors and are exercisable for a period of up to ten years from the date of grant.

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

The following table represents the impact of stock-based compensation expense on our consolidated statements of income during the three and nine months ended August 31, 2009 and 2008, respectively:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008
Income from operations	$2,124	$1,701	$5,667	$4,281
Provision for income taxes	771	581	2,057	1,507
Net income	$1,353	$1,120	$3,610	$2,774

Basic net income per share	$0.07	$0.06	$0.19	$0.15
Diluted net income per share	$0.07	$0.06	$0.19	$0.14

The stock option compensation expense is included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the accompanying consolidated statements of income.  We capitalized $224 and $185 of stock option compensation cost as a component of the carrying cost of inventory on-hand as of August 31, 2009 and 2008, respectively.

There were no options granted during the three months ended August 31, 2009. The weighted average grant-date fair value of stock options granted during the three months ended August 31, 2008 was $25.31, and for the nine months ended August 31, 2009 and 2008 was $20.99 and $27.98, respectively.   The fair value of each stock option grant was estimated on the date of grant using a Flex Lattice Model.  The following assumptions were used to determine the fair value of stock option grants during the nine months ended August 31, 2009 and 2008:

	Nine Months Ended August 31,
	2009	2008
Expected life	6.0 years	6.0 years
Volatility	37%	36%
Risk-free interest rate	2.61%	3.84%
Dividend yield	0%	0%
Forfeitures	0.3%	0.3%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends.  The expected volatility is based on the historical price volatility of our common stock and consideration of the volatility of our common stock.  The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options.  The dividend yield represents our anticipated cash dividend over the expected life of the stock options.  In connection with using the Flex Lattice Model to determine the fair value of stock option grants, the forfeiture rate was determined by analyzing post vesting stock option activity for three separate groups (non-employee directors, officers and other employees).

A summary of stock option activity for the nine months ended August 31, 2009 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 1, 2008	1,510	$50.23
Granted	386	55.53
Exercised	(68)	38.07
Cancelled	(13)	61.26

Outstanding at August 31, 2009	1,815	$51.74	4.2 years	$21,426

Exercisable at August 31, 2009	875	$43.94	3.4 years	$16,393

The total fair value of stock options that vested during the three and nine months ended August 31, 2009 and 2008 was $2,128 and $1,677 and $5,707 and $4,282, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended August 31, 2009 and 2008 was $932 and $1,860 and $1,739 and $6,563, respectively.

As of August 31, 2009, we had $18,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.7 years.

We are also authorized to grant restricted shares of common stock to employees under our stock incentive plans that have been approved by shareholders.  The restricted shares under these plans meet the definition of “nonvested shares” in SFAS 123R.  The restricted shares generally vest over a four year service period commencing upon the date of grant.  The total fair market value of restricted shares on the date of grant is amortized to expense on a straight line basis over the four-year vesting period.  The amortization expense related to restricted shares during the three and nine months ended August 31, 2009 and 2008 was $0 and $64 and $43 and $221, respectively.  All grants of restricted shares were fully vested effective February 28, 2009.

Restricted share activity under the plans for the nine months ended August 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 1, 2008	1	$35.37
Granted	–	–
Vested	1	35.37
Forfeited	–	–
Nonvested at August 31, 2009	–	–

5. EARNINGS PER SHARE

The following table presents the computation of per share earnings for the three and nine months ended August 31, 2009 and 2008, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008

NET INCOME	$23,428	$13,966	$67,224	$49,571

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,026	18,784	19,236	19,002
Issued upon assumed exercise of outstanding stock options(1)	–	50	–	70
Issued upon assumed conversion of convertible notes	135	167	87	310
Effect of issuance of restricted common shares	–	3	–	3
Weighted average and potential dilutive outstanding	19,161	19,004	19,323	19,385
NET INCOME PER COMMON SHARE:
Basic	$1.23	$.74	$3.49	$2.61
Diluted	$1.22	$.73	$3.48	$2.56

 (1)  Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows: 1,119 and 756 shares for the three months ended August 31, 2009 and 2008, respectively, and 925 and 562 shares for the nine months ended August 31, 2009 and 2008, respectively.

6. LONG-TERM DEBT

Long-term debt consisted of the following as of August 31, 2009 and November 30, 2008:

	2009		2008
Revolving Credit Facility due 2010 at a variable rate of 6.07% as of November 30, 2008	$–	$19,500
2.0% Convertible Senior Notes due 2013	96,300	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 5.93% and 6.57% as of August 31, 2009 and November 30, 2008, respectively	105,250	107,500
7.0% Senior Subordinated Notes due 2014	98,370	107,500
Total long-term debt		399,920	459,500
Less: current maturities		(3,000)	(3,000)
Total long-term debt, net of current maturities		$396,920	$456,500

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 2010.  Upon successful syndication, we had the ability to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Senior Notes due 2013 (the “2.0% Convertible Notes”).  In January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Senior Notes due 2014  (the “1.625% Convertible Notes”) and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.  Effective September 30, 2009, we entered into an amendment to our Credit Facility, see Note 19.

As of August 31, 2009 and November 30, 2008, we had $0 and $19,500, respectively, of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of September 30, 2009, we had $0 of borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100,000.

The term loan borrowings are to be repaid in increments of $750 each calendar quarter.  The principal outstanding after scheduled repayment and any unscheduled prepayments matures and is payable January 2013.  In January 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35,000 of the term loan under the Credit Facility.  In connection with such repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in the first quarter of fiscal 2008.

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.  At August 31, 2009, we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.

In February 2004, we issued and sold $125,000 of our 7.0% Senior Subordinated Notes due 2014 (the “7.0% Subordinated Notes”).  During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the 7.0% Subordinated Notes.  During the third quarter of fiscal 2009, we repurchased $9,130 of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.2% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of $405.  The outstanding balance of the 7.0% Subordinated Notes was reduced to $98,370 as of August 31, 2009.  Subsequent to August 31, 2009, we repurchased additional 7.0% Subordinated Notes, see Note 19.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears in March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.   As of September 30, 2009, no such redemption has occurred.

The indenture governing the 7.0% Subordinated Notes, among other things, limits our ability and the ability of our restricted subsidiaries to: (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in our restricted subsidiaries, (vi) restrict dividends or other payments from restricted subsidiaries, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.  In addition, if we experience specific changes in control, we must offer to purchase the 7.0% Subordinated Notes at 101.0% of their principal amount plus accrued and unpaid interest.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second quarter of fiscal 2008, we retired a portion of the swap for approximately $270 and during the first quarter of fiscal 2009, we retired an additional portion of the swap for approximately $195, which was recorded as additional interest expense in the accompanying consolidated statement of income.  As of August 31, 2009, we had $75,500 of LIBOR based borrowings hedged under the provisions of the swap.  During the nine months ended August 31, 2009, the decrease in fair value of the swap of $987, net of tax, was recorded to cumulative other comprehensive income.  The fair value of the swap of $1,743 is included in accrued liabilities.  As of August 31, 2009, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap is valued by a third party.  The agreement governing the swap terminates in January 2010.

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

Concurrently with the sale of the 2.0% Convertible Notes, we purchased a note hedge from an affiliate of Merrill Lynch (the “Counterparty”), which is designed to mitigate potential dilution from the conversion of the 2.0% Convertible Notes. Under the note hedge, the Counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the 2.0% Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the 2.0% Convertible Notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the 2.0% Convertible Notes. The note hedge expires at the close of trading on November 15, 2013, which is the maturity date of the 2.0% Convertible Notes, although the Counterparty will have ongoing obligations with respect to 2.0% Convertible Notes properly converted on or prior to that date with respect to which the Counterparty has been timely notified of such conversion.

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

In December 2008, we issued an aggregate of 487 shares of our common stock in exchange for $28,700 in aggregate principal amount of our outstanding 2.0% Convertible Notes.  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96,300 outstanding.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $696 in the first quarter of fiscal 2009.

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

Concurrently with the sale of the 1.625% Convertible Notes, we purchased a note hedge from the Counterparty, which is designed to mitigate potential dilution from the conversion of the 1.625% Convertible Notes. Under the note hedge, the Counterparty is required to deliver to us the number of shares of our common stock that we are obligated to deliver to the holders of the 1.625% Convertible Notes with respect to the conversion, calculated exclusive of shares deliverable by us by reason of any additional premium relating to the 1.625% Convertible Notes or by reason of any election by us to unilaterally increase the conversion rate pursuant to the indenture governing the 1.625% Convertible Notes. The note hedge expires at the close of trading on May 1, 2014, which is the maturity date of the 1.625% Convertible Notes, although the Counterparty will have ongoing obligations with respect to 1.625% Convertible Notes properly converted on or prior to that date with respect to which the Counterparty has been timely notified of such conversion.

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

For income tax reporting purposes, we have elected to integrate the 2.0% Convertible Notes and the 1.625% Convertible Notes and the respective note hedge transactions. Integration of the note hedge with the 2.0% Convertible Notes and the 1.625% Convertible Notes, respectively, creates an in-substance original issue debt discount for income tax reporting purposes and therefore, the cost of the note hedge transactions will be accounted for as interest expense over the term of the 2.0% Convertible Notes and the 1.625% Convertible Notes, respectively, for income tax reporting purposes. The income tax benefit related to each respective convertible note issuance was recognized as a deferred tax asset.

The future maturities of long-term debt to be funded for the next five successive fiscal years and those thereafter as of August 31, 2009 are as follows:

2009	$750
2010	3,000
2011	3,000
2012	3,000
2013	191,800
Thereafter	198,370
$399,920

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

Determining which category within the hierarchy an asset or liability falls requires significant judgment.  We evaluate our hierarchy disclosures each quarter.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of August 31, 2009:

	Fair Value Measurements as of August 31, 2009
	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap (1)	$–	$1,743	$–	$1,743

(1)
The total fair value of the interest rate swap is classified as a current liability as of August 31, 2009 and matures on January 15, 2010.  We value this financial instrument using the “Income Approach” valuation technique.  This method uses valuation techniques to convert future amounts to a single present value amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

SFAS 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of August 31, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

At August 31, 2009 and November 30, 2008, the carrying value of the 7.0% Subordinated Notes and the term loan portion of our Credit Facility approximated fair value based on market prices and market volume for same or similar issues.  At August 31, 2009 and November 30, 2008, the fair value of the 2.0% Convertible Notes was determined to be $100,096 and $153,965, respectively, based upon consideration of our closing stock price of $61.24 and $72.57, respectively, and determination of conversion value as defined in the indenture under which the 2.0% Convertible Notes were issued.  At August 31, 2009 and November 30, 2008, the fair value of the 1.625% Convertible Notes was determined to be $83,664 and $99,143, respectively, based upon consideration of our closing stock price and determination of conversion value as defined in the indenture under which the 1.625% Convertible Notes were issued.

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

9. SHIPPING AND HANDLING

Shipping and handling costs of $3,535 and $3,823 were included in selling, general and administrative expenses for the three months ended August 31, 2009 and 2008, respectively, and $10,953 and $11,806 for the nine months ended August 31, 2009 and 2008, respectively.

10. PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The carrying value of trademarks, which are not subject to amortization under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was $613,329 as of August 31, 2009 and November 30, 2008, respectively.  The gross carrying amount of intangible assets subject to amortization at August 31, 2009 and November 30, 2008, which consist primarily of non-compete agreements and distribution rights, was $7,028.  The related accumulated amortization of intangible assets at August 31, 2009 and November 30, 2008 was $4,401 and $3,687, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 for the three months ended August 31, 2009 and 2008 was $231 and $228, respectively, and for the nine months ended August 31, 2009 and 2008 was $714 and $661, respectively.

Estimated annual amortization expense for these assets for the next five successive fiscal years and those thereafter as of August 31, 2009 are as follows:

2009	$231
2010	925
2011	925
2012	208
2013	75
Thereafter	263
$2,627

11. INVENTORIES

Inventories consisted of the following as of August 31, 2009 and November 30, 2008:

	2009	2008

Raw materials and work in process	$18,640	$16,753
Finished goods	23,696	24,180
Total inventories	$42,336	$40,933

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of August 31, 2009 and November 30, 2008:

	2009	2008

Interest	$4,874	$3,216
Salaries, wages and commissions	3,813	5,333
Product advertising and promotion	2,934	2,611
Litigation settlement and legal fees	1,069	799
Income taxes payable	8,293	4,636
Interest rate swap	1,743	2,602
Other	709	2,096
Total accrued liabilities	$23,435	$21,293

13. COMPREHENSIVE INCOME

Comprehensive income consisted of the following components for the three and nine months ended August 31, 2009 and 2008, respectively:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008

Net income	$23,428	$13,966	$67,224	$49,571
Other – interest rate hedge adjustment, net of tax of $312, $145, $607 and $(38),respectively	508	235	987	23
Other – foreign currency translation adjustment	71	(651)	1,212	(491)
Total	$24,007	$13,550	$69,423	$49,103

14. STOCK REPURCHASE

During the three months ended August 31, 2009, we did not repurchase any of our common stock.  In the nine months ended August 31, 2009, we repurchased 491 shares of our common stock for $26,107 at an average price per share of $53.13.   In the three and nine months ended August 31, 2008, we repurchased 231 and 418 shares of our common stock for $13,773 and $26,327 at an average price per share of $59.65 and $62.94, respectively.  The repurchased shares were retired and returned to unissued.  Effective September 30, 2009 our Board of Directors increased the authorization to repurchase our common stock to a total of $100,000, see Note 19.

15. RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE BENEFITS

DEFINED BENEFIT PENSION PLAN

We have a noncontributory defined benefit pension plan (the “Pension Plan”), which covers substantially all employees as of December 31, 2000.  The Pension Plan provides benefits based upon years of service and employee compensation to employees who had completed one year of service prior to December 31, 2000.  On December 31, 2000, benefits and participation in the Pension Plan were frozen.  Contributions to the Pension Plan are calculated by an independent actuary and have been sufficient to provide benefits to participants and meet the funding requirements of the Employee Retirement Income Security Act of 1974.  Plan assets as of August 31, 2009 and November 30, 2008 were invested primarily in United States government and agency securities and corporate debt and equity securities.

Net periodic pension benefit for the three and nine months ended August 31, 2009 and 2008 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008

Interest cost	$146	$152	$437	$457
Amortization of loss	46	–	139	–
Expected return on plan assets	(170)	(234)	(510)	(703)
Net periodic pension cost (benefit)	$22	$(82)	$66	$(246)

No employer contributions were made for the nine months ended August 31, 2009 and 2008, and no employer contributions are expected to be made for the Pension Plan in fiscal 2009.

DEFINED CONTRIBUTION PLAN

We sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute their eligible compensation up to the applicable annual elective deferral and salary reduction limits as set fourth by the IRS.  We make matching contributions of 25% on the first 6% of contributed compensation.  The cost of the matching contribution totaled $78 and $75 for the three months ended August 31, 2009 and 2008, respectively, and $238 and $225 for the nine months ended August 31, 2009 and 2008, respectively.  In addition to matching contributions, safe harbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safe harbor contributions totaled $228 and $218 for the three months ended August 31, 2009 and 2008, respectively, and $703 and $675 for the nine months ended August 31, 2009 and 2008, respectively.  Total matching and safe harbor contributions for fiscal 2009 are expected to approximate amounts funded in fiscal 2008.  Total matching and safe harbor contributions in fiscal 2008 were $1,172.

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

Net periodic postretirement health benefit for the three and nine months ended August 31, 2009 and 2008 included the following components:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Service cost	$2	$5	$5	$16
Interest cost	14	14	42	42
Recognized net actuarial gain	–	(24)	–	(72)
Net periodic postretirement health cost (benefit)	$16	$(5)	$47	$(14)

16. INCOME TAXES

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48, and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated tax rate for the nine months ended August 31, 2009 and 2008 was 36.3% and 35.2%, respectively. The unrecognized tax benefit increased to $8,892 as of August 31, 2009. This increase consists primarily of the deduction of certain elements of compensation in our 2008 federal and state tax returns.

17. PRODUCT SEGMENT INFORMATION

Net sales within our single healthcare business segment for the three and nine months ended August 31, 2009 and 2008 are as follows:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008
Medicated skin care	$38,429	$35,806	$117,856	$107,931
Topical pain care	26,023	24,192	72,380	74,279
Oral care	17,089	15,859	53,839	47,045
Internal OTC	11,307	12,149	34,357	36,633
Medicated dandruff shampoos	7,216	7,654	26,304	26,940
Dietary supplements	5,141	4,939	14,982	15,446
Other OTC and toiletry products	3,391	4,364	15,884	16,695
Total domestic net sales	108,596	104,963	335,602	324,969
International revenues	6,575	6,966	17,491	24,449
Total revenues	$115,171	$111,929	$353,093	$349,418

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

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  We conducted the recall to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of September 30, 2009, there were approximately 150 consumers with pending claims against us and five products liability lawsuits pending against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

On July 25, 2008, LecTec Corporation filed a complaint against us in the U.S. District Court for the Eastern District of Texas, which alleges that our Icy Hot and Capzasin patch products infringe LecTec’s patents.  In the same lawsuit, LecTec has asserted patent infringement claims against Endo Pharmaceuticals, Inc.; Johnson & Johnson Consumer Products Company, Inc.; The Mentholatum Company, Inc.; and Prince of Peace Enterprises, Inc.  LecTec seeks injunctive relief, and compensatory and enhanced damages for the alleged infringement, and attorneys’ fees and expenses.  LecTec filed a motion for preliminary injunction against us and the other defendants in February 2009 seeking an order preventing us and the other defendants from selling the specified patch products while the litigation is pending.  We responded to the motion on August 30, 2009 and LecTec filed a reply on September 30, 2009.  The motion is now before the court and we expect a ruling by the end of the year. The trial date is currently scheduled for January 4, 2011.  We are vigorously defending this lawsuit.

On July 31, 2009, Colgate-Palmolive Company filed a complaint in the U.S. District Court for the Southern District of New York alleging that our Act Total Care product infringes Colgate-Palmolive’s Total trademark.  The complaint seeks injunctive relief and damages.  We filed an answer on September 24, 2009 that denies all material allegations made in the complaint.  The case is not yet set for trial.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.  For the current annual policy period beginning September 1, 2009, we maintain product liability insurance coverage in the amount of $10,000 through our captive insurance subsidiary, of which approximately $2,107 has been funded as of September 30, 2009.  We also have $50,000 of excess coverage through our captive insurance subsidiary which is reinsured on a 50% quota share basis by a third party insurance carrier.

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

On April 29, 2009, FDA finalized one part of the monograph on internal analgesic products that directly affects Pamprin and Premsyn PMS. The final rule requires that acetaminophen-containing OTC products include on their labeling new liver warnings and directions for use.  In addition, the ingredient name "acetaminophen" must be made more prominent on the products’ labeling.  The final rule’s compliance date for all affected products is April 29, 2010.  We will be revising our product labels to comply with this FDA final rule.  FDA has not yet determined a final action date for the remaining parts of the monograph on internal analgesics.

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

19. SUBSEQUENT EVENTS

On September 8, 2009, we repurchased $6,975 of our 7.0% Subordinated Notes in open market transactions at a premium of 1.5% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $411 that will be recorded in our fourth quarter of fiscal 2009.

Effective September 30, 2009, we entered into an amendment to our Credit Facility that, among other things, extends the maturity date of the revolving credit facility portion of our Credit Facility to January 2013, increases the applicable interest rates in the revolving credit facility portion of our Credit Facility and increases our flexibility to repurchase shares of our common stock and our 7.0% Subordinated Notes.  Borrowings under the revolving credit facility portion of our Credit Facility bears interest at LIBOR plus applicable percentages of 2.25% to 2.75% or the highest of the federal funds rate plus 0.50%, the prime rate, or the Eurodollar base rate plus 1.00% (the “Base Rate”), plus applicable percentages of 1.25% to 1.75%.  Borrowings under the term loan portion of our Credit Facility bear interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.

Effective September 30, 2009, in connection with the amendment to our Credit Facility, our Board of Directors increased the authorization to repurchase our common stock to a total of $100,000 under the terms of our existing stock repurchase program.  As of September 30, 2009, the current amount available under the authorization from the Board of Directors was $100,000.

We performed an evaluation of subsequent events through October 6, 2009.

20. CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of August 31, 2009 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (See Note 6).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of August 31, 2009 is $203,620.

Note 20
CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

AUGUST 31, 2009
(Unaudited and in thousands)
	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,751	$501	$11,148	$—	$59,400
Accounts receivable, less allowances of $11,126	42,857	18,045	5,732	(18,045)	48,589
Interest receivable	107	718	(90)	(735)	—
Inventories	36,883	1,506	3,947	—	42,336
Deferred income taxes	3,969	—	40	—	4,009
Prepaid expenses and other current assets	7,522	—	103	—	7,625
Total current assets	139,089	20,770	20,880	(18,780)	161,959

PROPERTY, PLANT AND EQUIPMENT, NET	31,492	775	626	—	32,893

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	2,628	674,057	1,561	(62,290)	615,956
Debt issuance costs, net	9,340	—	—	—	9,340
Investment in subsidiaries	608,230	64,682	97,690	(770,602)	—
Note receivable	—	34,694	—	(34,694)	—
Other	2,609	—	—	—	2,609
Total other noncurrent assets	622,807	773,433	99,251	(867,586)	627,905

TOTAL ASSETS	$793,388	$794,978	$120,757	$(886,366)	$822,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable and other	13,359	—	1,387	—	14,746
Accrued liabilities	38,336	251	3,630	(18,782)	23,435
Total current liabilities	54,695	251	5,017	(18,782)	41,181

LONG-TERM DEBT, less current maturities	412,323	(17,203)	36,494	(34,694)	396,920

DEFERRED INCOME TAXES	(21,119)	72,567	(1,242)	—	50,206

OTHER NONCURRENT LIABILITIES	1,346	—	—	—	1,346

INTERCOMPANY ACCOUNTS	13,046	(20,528)	7,482	—	—

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,043	36,749	—	—	—	36,749
Shares of subsidiaries	—	641,659	78,999	(720,658)	—
Dividends	—	(31,197)	—	31,197	—
Retained earnings	298,454	147,735	(5,013)	(142,722)	298,454
	335,203	758,197	73,986	(832,183)	335,203
Cumulative other comprehensive income (loss) net of tax
Interest rate hedge adjustment	(800)	—	—	—	(800)
Foreign currency translation adjustment	237	1,694	(980)	(707)	244
Unrealized actuarial gains and losses	(1,543)	—	—	—	(1,543)
Total shareholders’ equity	333,097	759,891	73,006	(832,890)	333,104

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$793,388	$794,978	$120,757	$(886,366)	$822,757

Note 20
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

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2009
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$325,295	$70,647	$15,297	$(58,146)	$353,093

COSTS AND EXPENSES:
Cost of sales	98,174	3,956	7,579	(2,556)	107,153
Advertising and promotion	71,746	3,203	3,475	—	78,424
Selling, general and administrative	42,800	929	1,302	—	45,031
Product recall expenses	(509)	—	509	—	—
Equity in subsidiary income	(37,381)	—	—	37,381	—
Total costs and expenses	174,830	8,088	12,865	34,825	230,608

INCOME (LOSS) FROM OPERATIONS	150,465	62,559	2,432	(92,971)	122,485

OTHER INCOME (EXPENSE):
Interest expense	(16,109)	—	(2,028)	2,062	(16,075)
Investment and other income, net	173	2,063	2,006	(4,019)	223
Loss on early extinguishment of debt	(1,101)	—	—	—	(1,101)
Royalties	(53,197)	(2,384)	(9)	55,590	—
Corporate allocations	1,583	(1,431)	(152)	—	—
Intercompany R&D expense	2,727	(2,727)	—	—	—
Total other income (expense)	(65,924)	(4,479)	(183)	53,633	(16,953)

INCOME (LOSS) BEFORE INCOME TAXES	84,541	58,080	2,249	(39,338)	105,532

PROVISION FOR INCOME TAXES	17,317	20,145	846	—	38,308

NET INCOME (LOSS)	$67,224	$37,935	$1,403	$(39,338)	$67,224

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED AUGUST 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$317,818	$68,598	$18,342	$(55,340)	$349,418

COSTS AND EXPENSES:
Cost of sales	89,316	3,745	8,369	(2,303)	99,127
Advertising and promotion	82,308	4,560	4,664	—	91,532
Selling, general and administrative	43,392	430	1,854	—	45,676
Litigation settlement	491	—	10,705	—	11,196
Product recall expenses	5,129	—	802	—	5,931
Equity in subsidiary income	(30,498)	—	—	30,498	—
Total costs and expenses	190,138	8,735	26,394	28,195	253,462

INCOME (LOSS) FROM OPERATIONS	127,680	59,863	(8,052)	(83,535)	95,956

OTHER INCOME (EXPENSE):
Interest expense	(19,279)	—	(1,927)	1,913	(19,293)
Investment and other income, net	87	1,922	2,141	(3,788)	362
Loss on early extinguishment of debt	(526)	—	—	—	(526)
Royalties	(50,592)	(2,444)	—	53,036	—
Corporate allocations	1,543	(1,423)	(120)	—	—
Total other income (expense)	(68,767)	(1,945)	94	51,161	(19,457)

INCOME (LOSS) BEFORE INCOME TAXES	58,913	57,918	(7,958)	(32,374)	76,499

PROVISION FOR INCOME TAXES	9,342	20,388	(2,802)	—	26,928

NET INCOME (LOSS)	$49,571	$37,530	$(5,156)	$(32,374)	$49,571

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2009
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$67,224	$37,935	$1,403	$(39,338)	$67,224
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation and amortization	5,559	—	112	—	5,671
Deferred income taxes	838	11,800	(3)	—	12,635
Tax benefit realized from stock options exercised	(325)	—	—	—	(325)
Stock-based compensation	5,667	—	—	—	5,667
Loss on early extinguishment of debt	1,101	—	—	—	1,101
Other, net	116	—	(117)	—	(1)
Equity in subsidiary income	(39,338)	—	—	39,338	—
Changes in operating assets and liabilities:
Accounts receivable	1,318	(1,819)	(490)	1,819	828
Interest receivable	1	(77)	(1)	77	—
Inventories	(1,049)	305	(619)	—	(1,363)
Prepaid expenses and other current assets	(3,498)	—	229	(1,905)	(5,174)
Accounts payable and accrued liabilities	(509)	(448)	(1,428)	9	(2,376)
Net cash provided by (used in) operating activities	37,105	47,696	(914)	—	83,887

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,645)	—	22	—	(3,623)
Decrease in other assets, net	843	—	1,143	—	1,986
Net cash (used in) provided by investing activities	(2,802)	—	1,165	—	(1,637)

FINANCING ACTIVITIES:
Repayment of long-term debt	(11,380)	—	—	—	(11,380)
Proceeds from borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments of revolving credit facility	(20,500)	—	—	—	(20,500)
Change in bank overdraft	(1,184)	—	—	—	(1,184)
Repurchase of common shares	(26,107)	—	—	—	(26,107)
Proceeds from exercise of stock options	2,587	—	—	—	2,587
Tax benefit realized from stock options exercised	325	—	—	—	325
Debt retirement costs	(18)	—	—	—	(18)
Intercompany debt proceeds (payments)	16,003	(16,003)	—	—	—
Changes in intercompany accounts	1,427	(1,565)	138	—	—
Dividends paid	29,240	(31,197)	1,957	—	—
Net cash (used in) provided by financing activities	(8,607)	(48,765)	2,095	—	(55,277)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	117	—	117

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the period	25,696	(1,069)	2,463	—	27,090
At beginning of period	22,055	1,570	8,685	—	32,310
At end of period	$47,751	$501	$11,148	$—	$59,400

Note 20

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED AUGUST 31, 2008
(Unaudited and in thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$49,571	$37,530	$(5,156)	$(32,374)	$49,571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,208	—	108	—	6,316
Deferred income taxes	603	11,801	—	—	12,404
Tax benefit realized from stock options exercised	(2,342)	—	—	—	(2,342)
Stock-based compensation	4,281	—	—	—	4,281
Loss on early extinguishment of debt	526	—	—	—	526
Other, net	115	—	22	—	137
Equity in subsidiary income	(32,374)	—	—	32,374	—
Changes in operating assets and liabilities:
Accounts receivable	(5,444)	(442)	(2,123)	442	(7,567)
Interest receivable	—	(15)	—	15	—
Inventories	1,009	1,378	224	—	2,611
Prepaid expenses and other current assets	(5,843)	—	108	(150)	(5,885)
Accounts payable and accrued liabilities	5,497	101	11,957	(307)	17,248
Net cash provided by operating activities	21,807	50,353	5,140	—	77,300

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,326)	—	(241)	—	(3,567)
Decrease (increase) in other assets, net	(1,333)	—	78	—	(1,255)
Net cash used in investing activities	(4,659)	—	(163)	—	(4,822)

FINANCING ACTIVITIES:
Repayment of long-term debt	(37,250)	—	—	—	(37,250)
Proceeds from borrowings under revolving credit facility	148,000	—	—	—	148,000
Repayments of revolving credit facility	(158,500)	—	—	—	(158,500)
Change in bank overdraft	(7,584)	—	—	—	(7,584)
Repurchase of common shares	(26,327)	—	—	—	(26,327)
Proceeds from exercise of stock options	4,487	—	—	—	4,487
Tax benefit realized from stock options exercised	2,342	—	—	—	2,342
Changes in intercompany accounts	2,977	1,903	(4,880)	—	—
Dividends paid	50,623	(52,498)	1,875	—	—
Net cash used in financing activities	(21,232)	(50,595)	(3,005)	—	(74,832)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(22)	—	(22)

CASH AND CASH EQUIVALENTS:
(Decrease) increase for the period	(4,084)	(242)	1,950	—	(2,376)
At beginning of period	4,685	590	10,132	—	15,407
At end of period	$601	$348	$12,082	$—	$13,031

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

Overview

Founded in 1879, we are a leading marketer and manufacturer of a broad portfolio of branded over-the-counter (“OTC”) healthcare products, toiletries and dietary supplements, including such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements, and other OTC and toiletry products. Our portfolio of products includes well-recognized brands such as:

•	Gold Bond, Cortizone-10 and Balmex – medicated skin care;

•	Icy Hot, Aspercreme and Capzasin – topical pain care;

•	ACT and Herpecin-L – oral care;

•	Unisom, Pamprin and Kaopectate – internal OTC;

•	Selsun Blue – medicated dandruff shampoos;

•	Dexatrim, Garlique and New Phase – dietary supplements; and

•	Bullfrog, Ultraswim and Sun-In – other OTC and toiletry products.

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through product innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 22% of our total revenues for the nine months ended August 31, 2009. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Our experienced management team has grown our business by acquiring brands, developing product line extensions and increasing market penetration of our existing products.

Developments During Fiscal 2009

Products

In the first nine months of fiscal 2009, we introduced the following product line extensions: ACT Total Care, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Concentrated Therapy, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief, Selsun Blue Itchy Dry Scalp and Dexatrim Max Slim Packs.

2.0% Convertible Notes

In December 2008 we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal amount of our outstanding 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”).  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96.3 million outstanding.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.

Stock Repurchase

During the first nine months of fiscal 2009, we repurchased 491,392 shares of our common stock under our stock repurchase program for $26.1 million at an average price per share of $53.13.  Effective September 30, 2009, our board of directors increased the authorization back to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.

7.0% Senior Subordinated Notes Repurchase

During the third quarter of fiscal 2009, we repurchased $9.1 million of our 7.0% Senior Subordinated Notes (“7.0% Subordinated Notes) in open market transactions at an average premium of 0.2% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the $9.1 million of 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $9.1 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $0.4 million in our third quarter of fiscal 2009.

Subsequent to August 31, we repurchased an additional $7.0 million of our 7.0% Subordinated Notes in open market transactions at a premium of 1.5% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of $7.0 million of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $7.0 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $0.4 million that will be recorded in our fourth quarter of fiscal 2009.

Credit Facility Amendment

Effective September 30, 2009, we entered into an amendment to our Credit Facility that, among other things, extends the maturity date of the revolving credit facility portion of our Credit Facility to January 2013, increases the applicable interest rates on the revolving credit facility portion of our Credit Facility and increases our flexibility to repurchase shares of our common stock and our 7.0% Subordinated Notes.

Manufacturing Expansion

During the third quarter of fiscal 2009, we began construction on a new manufacturing facility in Chattanooga, Tennessee that is expected to be completed during the fourth quarter of fiscal 2010.  The purpose of the facility is to allow for the internal manufacturing of ACT and other brands.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our unaudited Consolidated Statements of Income expressed as a percentage of total revenues:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2009	2008	2009	2008

TOTAL REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS AND EXPENSES:
Cost of sales	30.2	28.4	30.3	28.4
Advertising and promotion	19.8	23.9	22.2	26.2
Selling, general and administrative	13.3	13.4	12.8	13.0
Litigation settlement	–	10.0	–	3.2
Product recall (income) expenses	–	(0.1)	–	1.7
Total costs and expenses	63.3	75.6	65.3	72.5

INCOME FROM OPERATIONS	36.7	24.4	34.7	27.5

OTHER INCOME (EXPENSE):
Interest expense	(4.4)	(5.5)	(4.6)	(5.5)
Investment and other income, net	–	0.1	0.1	0.1
Loss on early extinguishment of debt	(0.4)	–	(0.3)	(0.2)
Total other income (expense)	(4.8)	(5.4)	(4.8)	(5.6)

INCOME BEFORE INCOME TAXES	31.9	19.0	29.9	21.9

PROVISION FOR INCOME TAXES	11.6	6.5	10.9	7.7

NET INCOME	20.3%	12.5%	19.0%	14.2%

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the unaudited consolidated financial statements for the three and nine months ended August 31, 2009.

Allowance for Doubtful Accounts

As of August 31, 2009, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the third quarter of fiscal 2009, we performed a detailed assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.5 million and $0.4 million at August 31, 2009 and November 30, 2008, respectively.

Revenue Recognition

Revenue is recognized when our products are shipped to our customers.  It is generally our policy across all classes of customers that all sales are final.  As is common in the consumer products industry, customers return products for a variety of reasons including products damaged in transit, discontinuance of a particular size or form of product and shipping errors.  As sales are recorded, we accrue an estimated amount for product returns, as a reduction of these sales, based upon our historical experience and consideration of discontinued products, product divestitures, estimated inventory levels held by our customers and retail point of sale data on existing and newly introduced products.  The level of returns may fluctuate from our estimates due to several factors including weather conditions, customer inventory levels and competitive conditions.  We charge the allowance account resulting from this accrual with any authorized deduction from remittance by the customer or product returns upon receipt of the product or evidence of its destruction.

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

Our estimate of product returns for seasonal and non-seasonal products as of August 31, 2009 was $2.8 million and $1.0 million, respectively, and $1.4 million and $1.3 million, respectively, as of November 30, 2008.  For the nine months ended August 31, 2009, we increased our estimate of returns for seasonal products by approximately $1.4 million, which resulted in a decrease to net sales in our consolidated financial statements, and decreased our estimate for non-seasonal returns by approximately $0.3 million, which resulted in an increase to net sales in our consolidated financial statements.  During the nine months ended August 31, 2008, we increased our estimate of returns for seasonal products by approximately $1.9 million,  which resulted in a decrease to net sales in our consolidated financial statements, and decreased our estimate of returns for non-seasonal products by approximately $0.3 million, which resulted in an increase to net sales in our consolidated financial statements.  Each percentage point change in the seasonal and non-seasonal return rate would impact net sales by approximately $0.2 million and $0.6 million, respectively, for the nine months ended August 31, 2009.

We routinely enter into agreements with customers to participate in promotional programs.  The costs of these programs are recorded as either advertising and promotion expense or as a reduction of sales as prescribed by Emerging Issues Task Force 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-9”).  A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense.  In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run.

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates of issued coupons based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs are often variable based on the number of units actually sold.  As of August 31, 2009, the accrued liability related to coupon redemption and reserve for vendor allowances was $2.0 million and $5.6 million, respectively, and $1.8 million and $5.1 million, respectively, as of August 31, 2008.  Each percentage point change in promotional program participation and advertising and promotion expense would impact net sales by $0.2 million and an insignificant amount, respectively, for the nine months ended August 31, 2009.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by SFAS 109, FIN 48 and other applicable FSP’s and FASB Interpretations.  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  We adopted FIN 48, as amended by FSP FIN 48-1, on December 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. We record income tax expense in our consolidated financial statements based on an estimated annual effective income tax rate.  Our estimated tax rate for the nine months ended August 31, 2009 and 2008 was 36.3% and 35.2%, respectively.

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

The value of our intangible assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the intangible assets to its estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the intangible assets.  Consistent with our policy, we perform the annual impairment testing of our indefinite-lived intangible assets during our fourth quarter ending November 30, with the most recent test performed in the quarter ended November 30, 2008.  No impairment or adjustment to the carrying value of our indefinite-lived intangible assets was required as a result of this testing.

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

Comparison of Three Months Ended August 31, 2009 and 2008

To facilitate discussion of our operating results for the three months ended August 31, 2009 and 2008, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$108,596	$104,963	$3,633	3.5%
International revenues (including royalties)	6,575	6,966	(391)	(5.6)
Total revenues	115,171	111,929	3,242	2.9
Cost of sales	34,765	31,753	3,012	9.5
Advertising and promotion expense	22,866	26,789	(3,923)	(14.6)
Selling, general and administrative expense	15,275	15,024	251	1.7
Litigation settlement	–	11,196	(11,196)	(100.0)
Product recall income	–	112	(112)	(100.0)
Interest expense	5,126	6,176	(1,050)	(17.0)
Loss on early extinguishment of debt	405	–	405	100.0
Net income	23,428	13,966	9,462	67.8

Domestic Net Sales

Domestic net sales for the three months ended August 31, 2009 increased $3.6 million, or 3.5%, to $108.6 million from $105.0 million in the prior year quarter.  A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$38,429	$35,806	$2,623	7.3%
Topical pain care	26,023	24,192	1,831	7.6
Oral care	17,089	15,859	1,230	7.8
Internal OTC	11,307	12,149	(842)	(6.9)
Medicated dandruff shampoos	7,216	7,654	(438)	(5.7)
Dietary supplements	5,141	4,939	202	4.1
Other OTC and toiletry products	3,391	4,364	(973)	(22.3)
Total	$108,596	$104,963	$3,633	3.5

Net sales in the medicated skin care category increased $2.6 million, or 7.3%, in the third quarter of fiscal 2009 compared to the prior year quarter, primarily as a result of the launch of Gold Bond Ultimate Concentrated Therapy in the third quarter of fiscal 2009,  the launches of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Protecting Lotion, Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief during the first quarter of fiscal 2009 and the continued growth of our existing Gold Bond lotion business partially offset by a decrease in our Gold Bond powder business.

Net sales in the topical pain care category increased $1.8 million, or 7.6%, in the third quarter of fiscal 2009 compared to the prior year quarter, primarily as a result of the second quarter launch of Icy Hot Medicated Roll and first quarter launch of Icy Hot No-Mess Applicator in fiscal 2009. The increase was partially offset by lower sales of Aspercreme and certain other smaller brands in the category, reduced product count at certain retail customers and the reduction of our estimate of Icy Hot Pro Therapy returns in the third quarter of fiscal 2008.

Net sales in the oral care category increased $1.2 million, or 7.8%, in the third quarter of fiscal 2009 compared to the prior year quarter as a result of the launch of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category decreased $0.8 million, or 6.9%, in the third quarter of fiscal 2009 compared to the prior year quarter due to increased competitive pressure from private label brands within the category and decreased distribution at certain retail customers of certain of our products within this category.

Net sales in the medicated dandruff shampoos category decreased $0.4 million, or 5.7%, in the third quarter of fiscal 2009 compared to the prior year quarter, primarily resulting from a decline in sales of Selsun Salon products due to distribution changes in connection with the launch and initial sell-in of Selsun Blue Itchy Dry Scalp in the first quarter of fiscal 2009.

Net sales in the dietary supplements category increased $0.2 million, or 4.1%, in the third quarter of fiscal 2009 compared to the prior year quarter, primarily as a result of the growth of Dexatrim Max Complex 7, partially offset by a decline in sales of Garlique.

Net sales in the other OTC and toiletry products category decreased $1.0 million, or 22.3%, in the third quarter of fiscal 2009 compared to the prior year quarter, primarily as a result of the timing of shipments of Bullfrog.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase in December 2008 and the $1.8 million increase in utilization of promotion programs considered a vendor allowance per the provisions of EITF 01-9, which are accounted for as a reduction of total revenues and not as a component of advertising and promotion expense in the three month period ended August 31, 2009 as compared to the same year ago period.

International Revenues

For the third quarter of fiscal 2009, international revenues decreased $0.4 million, or 5.6%, compared to the prior year quarter, primarily as a result of unfavorable exchange rates that decreased revenues by approximately $0.6 million and the unfavorable macro-economic conditions in the markets where our products are sold, partially offset by successful product launches in the Canadian market.

Cost of Sales

Cost of sales in the third quarter of fiscal 2009 was 30.2% as a percentage of total revenues compared to 28.4% in the prior year quarter and gross margin for the same period of fiscal 2009 was 69.8% compared to 71.6% in the prior year quarter.  The decrease in gross margin was primarily attributable to the increased cost of certain raw material input components and an increased utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses in the third quarter of fiscal 2009 decreased $3.9 million, or 14.6%, compared to the prior year quarter and were 19.8% of total revenues in the third quarter of fiscal 2009 compared to 23.9% for the prior year quarter.  The decrease in advertising and promotion expense was a result of greater utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense, and reduced product sampling programs, partially offset by an increase in marketing research expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses in the third quarter of fiscal 2009 increased $0.3 million, or 1.7%, compared to the prior year quarter.  Selling, general and administrative expenses were 13.3% and 13.4% of total revenues for the third quarter of fiscal 2009 and 2008, respectively.  The decrease in selling, general and administrative expenses as a percentage of total revenues was attributable to reduced transportation costs related to outbound product shipments.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.5 million of legal expenses, which was partially offset by $2.6 million funded with proceeds of the Dexatrim litigation settlement trust.  There was no corresponding charge in the third quarter of fiscal 2009.

Product Recall Income

Product recall income in the third quarter of fiscal 2008 represented a $0.6 million adjustment to reduce the estimated charges that were initially recorded related to the voluntary recall of Icy Hot Heat Therapy initiated in February 2008, offset by legal fees and settlement payments of approximately $0.5 million incurred during the quarter.  There was no corresponding charge in the third quarter of fiscal 2009.

Interest Expense

Interest expense decreased $1.1 million, or 17.0%, in the third quarter of fiscal 2009 compared to the prior year quarter reflecting the repayment of $22.5 million in principal outstanding under our Credit Facility since August 31, 2008, the exchange of 487,123 shares of our common stock for $28.7 million of the 2.0% Convertible Notes in December 2008 and the repurchase of $9.1 million of our 7.0% Subordinated Notes in the third quarter of fiscal 2009.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

During the third quarter of fiscal 2009, we repurchased $9.1 million of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.2% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $9.1 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a net loss on extinguishment of debt of $0.4 million.  There was no corresponding charge in the third quarter of fiscal 2008.

Comparison of Nine Months Ended August 31, 2009 and 2008

To facilitate discussion of our operating results for the nine months ended August 31, 2009 and 2008, we have included the following selected data from our unaudited Consolidated Statements of Income:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$335,602	$324,969	$10,633	3.3%
International revenues (including royalties)	17,491	24,449	(6,958)	(28.5)
Total revenues	353,093	349,418	3,675	1.1
Cost of sales	107,153	99,127	8,026	8.1
Advertising and promotion expense	78,424	91,532	(13,108)	(14.3)
Selling, general and administrative expense	45,031	45,676	(645)	(1.4)
Litigation settlement	–	11,196	(11,196)	(100.0)
Product recall expenses	–	5,931	(5,931)	(100.0)
Interest expense	16,075	19,293	(3,218)	(16.7)
Loss on early extinguishment of debt	1,101	526	575	109.3
Net income	67,224	49,571	17,653	35.6

Domestic Net Sales

Domestic net sales for the nine months ended August 31, 2009 increased $10.6 million, or 3.3%, as compared to the corresponding period of 2008.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$117,856	$107,931	$9,925	9.2%
Topical pain care	72,380	74,279	(1,899)	(2.6)
Oral care	53,839	47,045	6,794	14.4
Internal OTC	34,357	36,633	(2,276)	(6.2)
Medicated dandruff shampoos	26,304	26,940	(636)	(2.4)
Dietary supplements	14,982	15,446	(464)	(3.0)
Other OTC and toiletry products	15,884	16,695	(811)	(4.9)
Total	$335,602	$324,969	$10,633	3.3

Net sales in the medicated skin care category increased $9.9 million, or 9.2%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily as a result of the launch of Gold Bond Ultimate Concentrated Therapy in the third quarter to fiscal 2009, the launches of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate

Protecting Lotion, Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief during the first quarter of fiscal 2009 and the continued growth of our existing Gold Bond lotion business partially offset by a decrease in our Gold Bond powder business.

Net sales in the topical pain care category decreased $1.9 million, or 2.6%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily as a result of the discontinuance of shipments of Icy Hot Heat Therapy following the voluntary recall of the product announced on February 8, 2008, lower sales of Aspercreme and certain other smaller brands in the category, reduced product count at certain retail customers and the reduction of our estimate of Icy Hot Pro Therapy returns in the third quarter of fiscal 2008. The decrease was partially offset by the first quarter launch of Icy Hot No-Mess Applicator and the second quarter launch of Icy Hot Medicated Roll in fiscal 2009.  Excluding sales of Icy Hot Heat Therapy, sales in the category were generally unchanged compared to the prior year period.

Net sales in the oral care category increased $6.8 million, or 14.4%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008 as a result of the launch of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category decreased $2.3 million, or 6.2%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008 primarily as a result of increased competitive pressure from private label brands within the category, the lack of new products in fiscal 2009 similar to the first quarter launch of Unisom Sleepmelts in fiscal 2008 and decreased distribution at certain retail customers of certain products within this category.

Net sales in the medicated dandruff shampoos category decreased $0.6 million, or 2.4%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008 primarily resulting from a decline in sales of Selsun Salon products as a result of distribution changes to accommodate the launch of Selsun Blue Itchy Dry Scalp in the first quarter of fiscal 2009, offset by the initial sell-in of Selsun Blue Itchy Dry Scalp.

Net sales in the dietary supplements category decreased $0.5 million, or 3.0%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily as a result of a decline in sales of Garlique and Sunsource, partially offset by sales of Dexatrim Max Complex 7, which was initially launched in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category decreased $0.8 million, or 4.9%, for the first nine months of fiscal 2009 compared to the same period in fiscal 2008, primarily due to reduced sales of certain smaller brands in the category.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008 and December 2008 and the $8.5 million increase in utilization of promotion programs considered a vendor allowance per the provisions of EITF 01-9, which are accounted for as a reduction of total revenues and not as a component of advertising and promotion expense in the nine month period ended August 31, 2009 as compared to the same year ago period.

International Revenues

For the nine months ended August 31, 2009, international revenues decreased $7.0 million, or 28.5%, compared to the same period in fiscal 2008, primarily as a result of terminating shipments to certain distributors serving Latin American markets to reduce the potential for diversion of English language packaging back to the United States market, unfavorable exchange rates that decreased revenues by approximately $2.3 million and the unfavorable macro-economic conditions in the markets where our products are sold.  We are in the process of identifying new distributors for the affected markets and are also converting the packaging for the major products sold in these markets to local Spanish language.

Cost of Sales

Cost of sales for the nine months ended August 31, 2009 was 30.3% as a percentage of total revenues compared to 28.4% in the prior year period and gross margin for the same period of fiscal 2009 was 69.7% compared to 71.6% in the prior year period. The decrease in gross margin was primarily attributable to the increased cost of certain raw material input components and an increased utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses for the nine months ended August 31, 2009 decreased $13.1 million, or 14.3%, compared to the same period in fiscal 2008 and were 22.2% of total revenues for the nine months ended August 31, 2009 as compared to 26.2% for the same period in fiscal 2008. The decrease in advertising and promotion expense was a result of greater utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense, and reduced product sampling programs, partially offset by an increase in marketing research expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the nine months ended August 31, 2009 decreased $0.6 million, or 1.4%, compared to the same period of fiscal 2008 and were 12.8% and 13.0% of total revenues for the nine months ended August 31, 2009 and 2008, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenues was attributable to favorable foreign currency translation adjustments resulting from intercompany transactions and reduced transportation costs related to outbound product shipments.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on all 26 known claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.5 million of legal expenses, which was partially offset by $2.6 million funded with proceeds from the Dexatrim litigation settlement trust.  There was no corresponding charge in fiscal 2009.

Product Recall Expenses

The $5.9 million of product recall expenses in the first nine months of fiscal 2008 relates to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  The product recall expenses include product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees, settlement payments and other estimated expenses.  The estimate was made by management based on consideration of on-hand inventory and retail point of sales data at the time of the initial recall and was adjusted during the third quarter of fiscal 2008.  There was no corresponding charge in fiscal 2009.

Interest Expense

Interest expense decreased $3.2 million, or 16.7%, for the nine months ended August 31, 2009 compared to the same period for fiscal 2008 reflecting the repayment of $22.5 million in principal outstanding under our Credit Facility since August 31, 2008, the exchange of 487,123 shares of our common stock for $28.7 million of the 2.0% Convertible Notes in December 2008 and the repurchase of $9.1 million of our 7.0% Subordinated Notes in the third quarter of fiscal 2009.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

On December 4, 2008, we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal of our outstanding 2.0% Convertible Notes.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting amount as loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.  During the third quarter of fiscal 2009, we repurchased $9.1 million of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.2% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $9.1 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a net loss on extinguishment of debt of $0.4 million recorded in the third quarter of fiscal 2009.

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

Cash of $83.9 million and $77.3 million was provided by operating activities for the nine months ended August 31, 2009 and 2008, respectively.  The increase in cash flows from operating activities over the prior year period was primarily attributable to increased net income, offset by changes in our working capital balances as compared to the similar working capital balances as of November 30, 2008.

Investing activities used cash of $1.6 million and $4.8 million in the nine months ended August 31, 2009 and 2008, respectively.  Cash flow used in investing activities primarily resulted from the purchase of manufacturing equipment and the initial expenditures necessary for the construction of a new manufacturing facility being constructed in Chattanooga, Tennessee.

Financing activities used cash of $55.3 million and $74.8 million in the nine months ended August 31, 2009 and 2008, respectively.  Cash flow used in financing activities in fiscal 2009 was used to repay $21.8 million outstanding under the Credit Facility, repurchase $9.1 million of our 7.0% Subordinated Notes and the repurchase of 491,392 shares of our common stock.  Cash flow used in financing activities in fiscal 2008 was used to repay $47.8 million of principal outstanding under the Credit Facility and the repurchase of 418,281 shares of our common stock.

As of August 31, 2009, our total debt was $399.9 million, consisting of $98.4 million of the 7.0% Subordinated Notes, $96.3 million of the 2.0% Convertible Notes, $100.0 million of the 1.625% Convertible Notes and $105.3 million outstanding under the term loan portion of our Credit Facility.  As of August 31, 2009, no amounts were outstanding under the revolving credit facility portion of our Credit Facility and we were in compliance with all applicable financial and restrictive covenants under the Credit Facility.  As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100.0 million.

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

Foreign Operations

Historically, our primary foreign operations have been through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Our European business is conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.   In connection with the acquisition of ACT in Western Europe in May 2007, we established Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  In November 2008, we established Chattem Peru SRL (“Chattem Peru”), a wholly-owned subsidiary located in Lima, Peru.  Chattem Peru utilizes third party distributors to sell certain of our Selsun Blue products throughout Peru.  The functional currencies of these subsidiaries are Canadian dollars, British pounds, Euros and Peruvian Sol, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with SFAS No. 52, “Foreign Currency Translation”.  For the nine months ended August 31, 2009 and 2008, these subsidiaries accounted for 5% and 7% of total revenues, respectively, and 2% and 2% of total assets, respectively.  It has not been our practice to hedge our assets and liabilities or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  A gain of $0.5 million and loss of $0.3 million resulting from foreign currency transactions for the nine months ended August 31, 2009 and 2008, respectively, are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141R are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of SFAS 141R prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect SFAS 141R to have an effect on our previous acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. We have included all disclosures as required by SFAS 161, none of which have a material impact on our financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of FSP 14-1, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although FSP 14-1 will have no impact on our cash flows, FSP 14-1 will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of FSP 14-1, we estimate non-cash interest expense will increase for the fiscal years ended November 30, 2009 and 2008 by approximately $6,600 and $7,200 (or $0.22 and $0.25 per share), respectively.  The additional non-cash interest expense is expected to increase each fiscal year as the Convertible Notes approach their respective maturity dates and accrete to their face values.

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

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended August 31, 2009. The adoption of FSP 107-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date through the date the financial statements for such reporting periods are issued. It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the third quarter of fiscal 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards, and includes them in specific topic areas.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We are currently evaluating the impact, if any, of SFAS 168.

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

•	identification of a material weakness in our internal controls over financial reporting may adversely affect our financial results;
•	the convertible note hedge and warrant transactions may affect the value of our common stock and our convertible notes;
•	conversion of our convertible notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their convertible notes;
•	virtually all of our assets consist of intangibles; and
•	other risks described in our Securities and Exchange Commission filings.

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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Effective September 30, 2009, borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 2.25% to 2.75% or the highest of the federal funds rate plus 0.50%, the prime rate, or the Eurodollar base rate plus 1.00% (the “Base Rate”), plus applicable percentages of 1.25% to 1.75%.  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of September 30, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and $104.5 million was outstanding under the term loan portion of our Credit Facility, of which $76.3 million was bearing interest at LIBOR plus 1.75% and $28.2 million was bearing interest at the Base Rate plus 0.75%.  The weighted average variable rate for the term loan was 2.72%.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  As of August 31, 2009, the decrease in fair value for the nine months ended August 31, 2009 of $1.0 million, net of tax, was recorded to cumulative other comprehensive income and the swap was deemed to be an effective cash flow hedge as of August 31, 2009 and expires on January 15, 2010.

The impact on our results of operations of a one-point rate change on the September 30, 2009 outstanding $104.5 million term loan balance of our Credit Facility for the next twelve months would be approximately $0.5 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish, Grecian and Peruvian subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses, which result from transactions denominated in foreign currencies, are included in selling, general and administrative expenses in our consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.5 million as of August 31, 2009.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2009 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

There was no change in internal control over financial reporting during the quarter ended August 31, 2009 that has affected our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings

See Note 18 of Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the common stock repurchase activity for our third quarter of fiscal 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value that may yet be Purchased under the Plans or Programs (2)

June 1– June 30	–	$–	–	$47,806,121
July 1 – July 31	–	–	–	47,806,121
August 1 – August 31	–	–	–	47,806,121
Total Third Quarter	–	$–	–	$47,806,121

(1)	Average price paid per share includes broker commissions.

(2)
On September 30, 2009, our Board of Directors increased the authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.  There is no expiration date specified for our stock buyback program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective September 30, 2009, we entered into a seventh amendment (the “Seventh Amendment”) to our amended Credit Facility, with Signal, SunDex and Canada, as guarantors, the Lenders (as defined in the amended Credit Facility) party thereto, and Bank of America, N.A., as agent for the Lenders. Under the terms of the Seventh Amendment, the maturity date of the revolving credit facility portion of the amended Credit Facility has been extended to January 2, 2013, which is also the maturity date of the term loan portion of the amended Credit Facility. In addition, the Seventh Amendment, among other things, (i) increases the applicable interest rates for borrowings under the revolving credit facility portion of the amended Credit Facility (which will bear interest at (x) LIBOR plus applicable percentages of 2.25% to 2.75% or (y) the highest of the federal funds rate plus 0.50%, the prime rate, or the Eurodollar base rate plus 1.00% (the “Base Rate”) plus applicable percentages of 1.25% to 1.75%) and the fees payable by us (which will range from 0.375% to 0.500%) with respect to unused revolving loan commitments, and (ii) modifies certain covenants which increases our flexibility to repurchase shares of our common stock and our 7.0% Subordinated Notes.

After giving effect to the Seventh Amendment, the amended Credit Facility continues to provide for up to $100,000,000 of revolving loan borrowing capacity, with the ability to increase such capacity by up to $50,000,000, and a term loan, of which $105,250,000 was outstanding as of August 31, 2009. Borrowings under the term loan portion of the amended Credit Facility bear interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%. Except as set forth in the Seventh Amendment, the covenants and events of default contained in the amended Credit Facility, which are customary in credit agreements and security instruments relating to financings of this type, remain unchanged as a result of our entry into the Seventh Amendment.

The foregoing summary description of the Seventh Amendment is qualified in its entirety by reference to the full text of the Seventh Amendment, which is attached hereto as Exhibit 10.1 and incorporated by reference herein.

Item 6. Exhibits

Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

10.1	Seventh Amendment to Credit Agreement, dated as of September 30, 2009, among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent
31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

CHATTEM, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTEM, INC.
(Registrant)

Dated: October 6, 2009	By:	/s/ Zan Guerry
Zan Guerry
Chairman and Chief Executive Officer

Dated: October 6, 2009	By:	/s/ Robert B. Long
Robert B. Long
Vice President and Chief Financial Officer

Chattem, Inc. and Subsidiaries
Exhibit Index

Exhibit Number	Description

10.1	Seventh Amendment to Credit Agreement, dated as of September 30, 2009, among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350