Form 10-K
period 2009-11-30
CHATTEM INC
filed 2010-01-28
CIK 19520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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
YES  ☑       NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES  ☐       NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑ Non-accelerated filer  (Do not check if a smaller reporting company)	Accelerated filer  Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    YES       NO ☑

As of May 31, 2009, the aggregate market value of voting and non-voting shares held by non-affiliates was $1,096,840,387.  For the sole purpose of this computation, all executive officers and directors of the registrant have been deemed to be affiliates of the registrant.

As of January 20, 2010, 18,979,170 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PART I

Item 1. Business

Except as otherwise indicated, all references in this Form 10-K to “we”, “us”, “our” or “Chattem” refer to Chattem, Inc. and our subsidiaries. In addition, in this Form 10-K, our fiscal years ended November 30, 2007, November 30, 2008 and November 30, 2009 are referred to as fiscal 2007, fiscal 2008 and fiscal 2009, respectively.  Our fiscal year ending on November 30, 2010 is referred to as fiscal 2010.  Brand names that are italicized in this Form 10-K refer to trademarks that we own.

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

Proven advertising and promotion strategy.  We aggressively build awareness and consumer loyalty of our brands through extensive and cost-effective advertising strategies that emphasize the competitive strengths of our products. We rely principally on television advertising and, to a lesser extent, radio and print advertising and promotional programs. We strive to achieve cost efficiencies in our advertising by being opportunistic in our purchase of media and through control of our production costs. We also maintain the flexibility to allocate purchased media time among our key brands to respond quickly to changing consumer trends and to support our growing brands. We believe our well-developed advertising and promotion platform allows us to quickly and efficiently launch and support newly acquired brands and product line extensions as well as increase market penetration of existing brands. Advertising and promotion expenditures represented approximately 23% of our total revenues in fiscal 2009. Given the importance of our products’ brand equity we expect to maintain a significant level of spending on advertising and promotion.

Established national sales and distribution network.  We have an established national sales and distribution network that sells to mass merchandiser, drug and food retailers such as Wal-Mart Stores, Inc., Walgreens Co. and The Kroger Co. In fiscal 2009, sales to our top ten customers constituted approximately 74% of our total domestic gross sales, which allows us to target our selling efforts to our key customers and tailor specific programs to meet their needs.  Our fiscal 2009 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of our total domestic gross sales. Through targeted sales and utilization of our established distribution network, including our 56 person sales force, we believe we can effectively sell and distribute our products, including newly acquired brands and product line extensions, while maintaining tight controls over our selling expenses.

Focused new product development.  We strive to increase the value of our brands while obtaining an increased market presence through product line extensions.  In fiscal 2009, our product development expenditures were $6.7 million.    We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. In fiscal 2009, we introduced 13 new product line extensions: ACT Total Care, Gold Bond Sanitizing Moisturizer, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Concentrated Therapy, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief, Selsun Blue Itchy Dry Scalp and Dexatrim Max Slim Packs.

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

Developments During Fiscal 2009

Products

In fiscal 2009, we introduced the following 13 product line extensions: ACT Total Care, Gold Bond Sanitizing Moisturizer, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Concentrated Therapy, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief, Selsun Blue Itchy Dry Scalp and Dexatrim Max Slim Packs.

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

Stock Repurchase

During fiscal 2009, we repurchased 625,642 shares of our common stock under our stock repurchase program for $34.6 million at an average price per share of $55.36.  Effective September 30, 2009, our board of directors increased the authorization for us to repurchase shares of our common stock to $100.0 million under the terms of our existing stock repurchase program.

7.0% Senior Subordinated Notes Repurchase

During fiscal 2009, we repurchased $17.3 million of our 7.0% Senior Subordinated Notes (“7.0% Subordinated Notes”) in open market transactions at an average premium of 0.9% above the principal amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the $17.3 million of 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $17.3 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $0.9 million.

Credit Facility Amendment

Effective September 30, 2009, we entered into an amendment to our Credit Facility (see note 5 in Notes to Consolidated Financial Statements) that, among other things, extended the maturity date of the revolving credit facility portion of our Credit Facility to January 2013, increased the applicable interest rates on the revolving credit facility portion of our Credit Facility and increased our flexibility to repurchase shares of our common stock and our 7.0% Subordinated Notes.

Manufacturing Expansion

During the third quarter of fiscal 2009, we began construction on a manufacturing facility in Chattanooga, Tennessee that is expected to be completed during the fourth quarter of fiscal 2010.  The purpose of the facility is to allow for the internal manufacturing of ACT and certain products marketed under our other brands.

Brand Impairment

During the fourth quarter of fiscal 2009, we performed the annual impairment testing of our intangible assets with indefinite lives as required by U.S. GAAP.  As a result of this analysis, we recognized a non-cash impairment charge of $38.3 million.  The impairment charge related to certain brands within the dietary supplement category that represented approximately 4% of fiscal 2009 consolidated total revenues.  The impairment charge was a result of the consideration of adverse circumstances in connection with our annual financial budget process including, but not limited to, the current and expected competitive environment and market conditions in which these respective brands are marketed and expectations of lost distribution with certain of our retail customers as a result of declining sales.  The fair value used to determine the impairment charge was calculated using the discounted cash flow valuation methodology and was compared to the respective book value carrying amount of those brands to determine the impairment charge.  The aggregate remaining book value carrying amount for those brands, after giving consideration to the impairment write-down, is $11.3 million.

Subsequent Event

Agreement and Plan of Merger

On December 20, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”), with sanofi-aventis, a French société anonyme (“sanofi”), and River Acquisition Corp., a Tennessee corporation and an indirect wholly-owned subsidiary of sanofi (“Merger Sub”), pursuant to which, among other things, Merger Sub agreed to commence a cash tender offer (the “Tender Offer”) to acquire all outstanding shares of our common stock, together with the associated rights to purchase our Series A Junior Participating Preferred Stock issued under the Rights Agreement, dated as of January 27, 2000, between us and SunTrust Bank, Atlanta, as rights agent, as amended (the “Rights Agreement”), for $93.50 per share of common stock, net to the sellers in cash without interest, less any required withholding taxes (the “Offer Price”).  The Merger Agreement also provides that following consummation of the Tender Offer, Merger Sub will be merged with and into us (the “Merger”), with our company surviving the Merger as an indirect wholly-owned subsidiary of sanofi.  At the effective time of the Merger, all remaining outstanding shares of common stock not tendered in the Tender Offer (other than shares of common stock owned by us, sanofi or any of sanofi’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer.  All unvested stock options representing the right to purchase our common stock will vest and become exercisable on the date the Tender Offer is consummated.  At the effective time of the Merger, each then outstanding option will be cancelled and will represent the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of such option.

The Tender Offer commenced on January 11, 2010 and is scheduled to expire at 12:00 midnight, New York City time, on February 8, 2010, unless extended.  In the Tender Offer, each share of common stock accepted by Merger Sub in accordance with the terms and conditions of the Tender Offer will be exchanged for the right to receive the Offer Price.  Sanofi shall cause Merger Sub to accept for payment, and Merger Sub shall accept for payment, all shares of common stock validly tendered and not validly withdrawn, pursuant to the terms and conditions of the Tender Offer, promptly following the Tender Offer’s expiration date.

Merger Sub’s obligation to accept for payment and pay for all shares of common stock validly tendered and not validly withdrawn pursuant to the Tender Offer is subject to the condition that the number of shares of common stock validly tendered and not validly withdrawn together with any shares of common stock already owned by sanofi and its subsidiaries, represents at least that number of shares of common stock required to approve the Merger Agreement, Merger and the other transactions contemplated by the Merger Agreement pursuant to our organizational documents and the Tennessee Business Corporation Act, on a fully-diluted basis (as defined in the Merger Agreement) (the “Minimum Condition”) and certain other customary conditions as set forth in the Merger Agreement.

We have also granted to sanofi an irrevocable option (the “Top-Up Option”), which sanofi may exercise immediately following consummation of the Tender Offer, to purchase from us the number of shares of common stock that, when added to the shares of common stock already owned by sanofi or any of its subsidiaries following consummation of the Tender Offer, constitutes one share of common stock more than 90% of the shares of common stock then outstanding on a fully-diluted basis (as defined in the Merger Agreement).  If sanofi, Merger Sub and any of their respective affiliates acquire more than 90% of the outstanding shares of common stock, including through exercise of the Top-Up Option, the Merger will be effected through the “short form” procedures available under Tennessee law.

The Merger Agreement contains certain termination rights for sanofi and us including, with respect to our company, in the event that we receive a superior proposal (as defined in the Merger Agreement).  In connection with the termination of the Merger Agreement under specified circumstances, including with respect to our entry into an agreement with respect to a superior proposal, we may be required to pay to sanofi a termination fee equal to approximately $64.6 million.

Our 2% Convertible Notes and 1.625% Convertible Notes (together, the “Convertible Notes”) will be treated in accordance with the terms of their respective indentures and our 7% Subordinated Notes will be redeemed in connection with the Merger Agreement.  The Merger Agreement contemplates that we will repay all outstanding amounts under our Credit Facility and will seek to unwind certain warrants sold in connection with the issuance of the Convertible Notes.  Sanofi will provide us, following consummation of the Tender Offer, with the funds required to (i) make payments with respect to the Convertible Notes, (ii) redeem the 7% Subordinated Notes, (iii) pay all outstanding amounts under the Credit Facility and (iv) pay amounts owed in connection with the unwinding of the warrants sold in connection with the issuance of the Convertible Notes, if any.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement, and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, Chattem. Our shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of Chattem, sanofi, Merger Sub or any of their respective subsidiaries or affiliates.  We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

Amendment to Rights Agreement

In connection with the Merger Agreement and the transactions contemplated thereby, we have amended the Rights Agreement (the “Rights Agreement” and such amendment; the “Amendment”) to provide that (i) none of sanofi, Merger Sub or their subsidiaries, affiliates or associates (each as defined in the Rights  Agreement) shall be an Acquiring Person (as defined in the Rights Agreement) under the Rights Agreement by reason of the adoption, approval, execution, delivery, announcement or consummation of the transactions contemplated by the Merger Agreement (an “Exempt Event”), (ii) neither a “Stock Acquisition Date” nor a “Distribution Date” (each as described in the Rights Agreement) shall occur by reason of an Exempt Event, (iii) neither a “Section 11(a)(ii) Event” nor a “Section 13 Event” (each as described  in the Rights  Agreement) shall occur by reason of an Exempt Event, and (iv) the “Final Expiration Date” shall be extended to the earlier of (1) 5:00 P.M. Chattanooga, Tennessee time on May 30, 2010 or (2) immediately prior to the effective time of the Merger.

The Amendment also provides that if for any reason the Merger Agreement is terminated in accordance with its terms, the Amendment will be of no further force and effect and the Rights Agreement shall remain exactly the same as it existed immediately prior to the execution of the Amendment.

Agreements with Named Executive Officers

In connection with the Merger Agreement and the transactions contemplated thereby, on December 20, 2009, we and each of our named executive officers (Zan Guerry, Robert E. Bosworth, Theodore K. Whitfield, Jr. and Robert B. Long) signed an amendment to the respective officer’s existing severance agreement with us.  On December 20, 2009, we entered into a conforming amendment with Mr. Guerry to Mr. Guerry’s existing employment agreement with us (collectively with the severance agreement amendments noted above, the “Severance Amendments”).  The Severance Amendments will become effective on the date on which shares of common stock are purchased in accordance with the terms of the Tender Offer, subject to the completion of the Merger.  The Severance Amendments to Messrs. Guerry, Bosworth, and Whitfield’s respective agreements limit the circumstances under which severance may be paid to (i) involuntary termination of the executive’s employment without cause by us or (ii) termination by the executive due to specified material adverse changes in the executive’s employment relationship with us.  By entering into these Severance Amendments, Messrs. Guerry, Bosworth and Whitfield have waived their previously existing right to resign and receive severance between the 180th day and the 240th day following the “Change in Control” of our company, which would include the purchase of shares of common stock in the Tender Offer.  The amendment to Mr. Long’s severance agreement changed the circumstances in which severance may be paid to him, with the result that these circumstances are consistent with those in Messrs. Guerry’s, Bosworth’s, and Whitfield’s amended severance agreements.  The Severance Amendments to Mr. Guerry’s and Mr. Long’s severance agreements specify that their respective severance payments will be reduced to the extent necessary to avoid the triggering of excise tax under Section 4999 of the Internal Revenue Code.

Amendments to Bylaws

In connection with the Merger Agreement, we have agreed to amend our Amended and Restated Bylaws, as amended (the “Bylaws”), effective upon sanofi’s request but no sooner than the consummation of the Tender Offer. Pursuant to the Merger Agreement, upon consummation of the Tender Offer, sanofi will be entitled to designate 50% of the members of our board of directors.  The amendment to the Bylaws will (i) fix the size of the board of directors at eight directors, (ii) change the voting requirements such that any act of the board of directors requires the affirmative vote of at least a majority of the directors constituting the entire board of directors and (iii) change the quorum requirements such that at least 50% of the directors present for the purposes of determining a quorum at any meeting of the board of directors or any committee thereof must be sanofi’s designees.

Products

We currently market a diverse and broad portfolio of branded OTC healthcare products, toiletries and dietary supplements in such categories as medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoos, dietary supplements and other OTC and toiletry products. Our branded products by category consist of:

Category and Brands	Product Description

Medicated Skin Care
Gold Bond	Medicated powder, cream, lotion, sanitizer, first aid and foot care products
Cortizone-10	Hydrocortisone anti-itch
Balmex	Diaper rash

Topical Pain Care
Icy Hot	Dual action muscular and arthritis pain reliever
Aspercreme	Odor-free arthritis pain reliever
Flexall	Aloe-vera based pain reliever
Capzasin	Deep penetrating, odor-free arthritis pain reliever
Sportscreme	Odor-free muscular pain reliever
Arthritis Hot	Value-priced arthritis pain reliever

Oral Care
ACT	Anti-cavity mouthwash/mouth rinse
Herpecin-L	Cold sore lip treatment
Benzodent	Denture pain relief cream

Internal OTC
Unisom	OTC sleep-aid
Pamprin	Menstrual pain reliever
Prēmsyn PMS	Premenstrual pain reliever
Kaopectate	Anti-diarrheal remedy

Medicated Dandruff Shampoos
Selsun Blue	Medicated dandruff shampoos

Dietary Supplements
Dexatrim	Diet pills
Garlique	Cholesterol health supplement
New Phase	Menopausal supplement
Melatonex	Natural sleep aid
Omnigest EZ	Digestive aid

Other OTC and Toiletry Products
Bullfrog	Sunscreens
UltraSwim	Chlorine-removing shampoo and conditioner
Sun-In	Spray-on hair lightener
Mudd	Facial masque

Medicated Skin Care

The Gold Bond brand competes in numerous product categories with specially formulated products for both adults and babies, including body powder, therapeutic hand and body lotions, sanitizing moisturizer, foot care and first aid.  Gold Bond has long been the number one selling brand of medicated body powder domestically, and its strong brand equity among consumers has allowed us to successfully launch new line extensions, including the Gold Bond Ultimate line and most recently Gold Bond Sanitizing Moisturizer.

Initially launched in fiscal 2003, Gold Bond Ultimate Healing Skin Therapy Lotion helps to heal and nurture extremely dry, cracked and irritated skin with seven intensive moisturizers plus vitamins A, C and E. The Gold Bond Ultimate line expanded into the everyday bath powder category with the introduction of Gold Bond Ultimate Comfort Body Powder in fiscal 2005. Gold Bond Ultimate Comfort Body Powder is a talc-free powder that provides freshness, odor protection and moisture control and features the signature Ultimate fragrance.  In fiscal 2006, we introduced Gold Bond Ultimate Softening Lotion.  The new Ultimate Softening Lotion is specially formulated to soften rough, dry skin.  In fiscal 2008, we launched three additions to the Gold Bond Ultimate line: Restoring Lotion, Soothing Lotion and Foot Cream.  In fiscal 2009, we added Protecting Lotion and Concentrated Therapy to the Gold Bond Ultimate line.  Also in fiscal 2009, we launched Gold Bond Sanitizing Moisturizer.

As part of the J&J Acquisition in 2007, Cortizone-10 and Balmex joined the Gold Bond brand in the medicated skin care category.  Cortizone-10 is the leading brand in the anti-itch category and helps to relieve itching associated with various skin irritations including rashes, dry skin, eczema, poison ivy and insect bites.  All Cortizone-10 products contain 1% hydrocortisone and are available in multiple forms.  The Cortizone-10 Crème with aloe and Crème Plus with 10 moisturizers are designed to relieve itch fast and moisturize the skin.  Cortizone-10 Intensive Healing Formula, launched in January 2008, contains moisturizers, anti-oxidant vitamins, and chamomile designed to moisturize for 24 hours and to help relieve itchy skin.  In fiscal 2009, we launched Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief Applicator.

Balmex is a line of diaper rash products available in two formulas.  The primary formula contains zinc oxide to treat and prevent diaper rash.  The second formula is a petrolatum based product for treatment and prevention of diaper rash and other skin irritations.

Topical Pain Care

Our topical pain care portfolio features six distinctly positioned brands. Our flagship topical pain care brand, Icy Hot, is a leader in the external analgesic category and receives heavy media support and strong advertising featuring NBA super-star Shaquille O’Neal.  In fiscal 2009, we extended the Icy Hot brand with two new products – Icy Hot Medicated Roll and Icy Hot No-Mess Applicator – specifically designed to help relieve arthritis sufferers’ nighttime pain.

Aspercreme provides odor-free pain relief for sufferers of arthritis and other joint and muscle pain.  Capzasin is an arthritis pain reliever that contains capsaicin.  In fiscal 2009, this brand was extended with the introduction of Capzasin Quick Relief.  Sportscreme is targeted at serious athletes as well as “weekend warriors”.  Flexall is marketed toward those who seek a menthol and aloe vera based pain reliever for conditions such as back pain or muscle strain.  Arthritis Hot rounds out the portfolio and competes against private label products at a value price.

Oral Care

ACT is a line of anti-cavity mouthwash and mouth rinses.  ACT is available in three flavors of anti-cavity fluoride rinse and in the ACT Restoring line with four flavors and multiple package sizes.  The ACT Restoring line of products seeks to restore minerals to soft spots; strengthen enamel to prevent tooth decay; and kill bad breath germs.  In 2009, we launched the ACT Total Care line of mouthwashes which promotes strong teeth, cavity prevention and fresh breath in two flavors – icy clean mint and alcohol-free fresh mint.

Our oral care brands also include Herpecin-L, a lip care product that treats cold sores and protects lips from the harmful rays of the sun, and Benzodent, a dental analgesic cream for pain related to dentures.

Internal OTC’s

We compete in the menstrual analgesic category with two brands, Pamprin and Prēmsyn PMS.  Pamprin, featuring four distinct formulas, seeks to provide complete relief of a woman’s menstrual symptoms, while Prēmsyn PMS has one formula designed to address specific symptoms of premenstrual syndrome.  Pamprin is available in four formulas: Multi-Symptom, Cramp, All Day, and Max.

Unisom is the leading single ingredient brand in the OTC sleep aid category. Unisom is available in three product forms: SleepTabs, with the active ingredient doxylamine succinate; SleepGels, which contains the active ingredient diphenhydramine HCI; and Sleep Melts, which also contains diphenhydramine HCI and is designed to melt in your mouth.  Kaopectate is a well established anti-diarrheal remedy.  Kaopectate is available in Regular and Extra Strength and three flavors: Vanilla, Peppermint and Cherry.  In addition, Kaopectate offers a stool softener under its brand banner.

Medicated Dandruff Shampoos

The Selsun Blue line of products consists of three distinct product offerings, each using different active medication and ingredients to provide unique formulas for the various consumer segments in the marketplace.

The Selsun Blue base formula contains the active ingredient selenium sulfide and is comprised of four shampoos: Medicated, with a cooling clean feel; Moisturizing, with aloe and moisturizers; 2-in-1, with a patented conditioning system; and Daily, for more sensitive scalp treatment.

Selsun Natural, contains the active ingredient salicylic acid.  The two shampoos (Artic Energy and Island Breeze) have a clear-looking formula with moisturizers, botanicals and vitamins to provide gentler care of the hair and scalp and help restore hair to its natural, healthy state.

Selsun Blue Itchy Dry Scalp, launched in fiscal 2009, has a salicylic acid formula and a pyrithione zinc formula.

Dietary Supplements

Dexatrim is a leading brand in the diet pill category that includes such products as Dexatrim Max, Dexatrim Natural, Dexatrim Max Daytime Control, Dexatrim Max Complex 7 and Dexatrim Max Slim Packs which was launched in fiscal 2009.

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

Other OTC and Toiletry Products

The majority of sales of our seasonal brands, Bullfrog, Sun-In and UltraSwim, typically occur during the first three quarters of our fiscal year.  Bullfrog is a line of high quality, high SPF waterproof sunblocks.  Included in the Bullfrog line are Mosquito Coast which combines a SPF 30 sunblock with a DEET Free insect repellent, QuickGel Sportspray, Superblock, Quik Stick, and Marathon Mist, a convenient continuous spray sunblock product in children and adult versions.  In 2009, the Bullfrog line was enhanced with “UV Extender” which provides broader UVB and UVA protection for the Quick Gel, Sportspray and Marathon Mist products.  In addition, in 2009 Bullfrog Superblock was reformulated to provide SPF 50 protection for those seeking sun protection.

Sun-In, a hair lightener, is available in two varieties of spray-on and a highlighting gel.  UltraSwim is our niche line of swimmers’ shampoos and conditioner.  Our other brands include Mudd, a line of specialty masque products, and a variety of other smaller brands.

International Business

Our international business, which represented approximately 5%, 7% and 7% of our total revenues in fiscal 2009, 2008 and 2007, respectively, has been concentrated in Canada, an export market driven from our operations in Ireland, the United Kingdom (“U.K.”), Greece and in Latin American countries in which Selsun, ACT and certain of our other products are sold.

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

Marketing, Sales and Distribution

Advertising and Promotion

We aggressively seek to build brand awareness and product usage through extensive and cost effective advertising strategies that emphasize the competitive strengths of our products. We allocate a significant portion of our revenues to the advertising and promotion of our products. Expenditures for these purposes were approximately 23%, 26% and 27% of total revenues in fiscal 2009, 2008 and 2007, respectively.  During 2009, as a result of alterations in the strategy for trade promotions by our retail customers, we were required to spend more of our advertising and promotion dollars on price promotion programs, which are recorded as a reduction of revenue rather than as advertising or promotion programs that would be reflected as advertising and promotion expense in our consolidated financial statements.

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

Customers

Our customers consist of mass merchandisers such as Wal-Mart Stores, Inc., drug retailers such as Walgreens Co. and food retailers such as The Kroger Co. In fiscal 2009, our ten largest customers represented approximately 74% of total domestic gross sales, and our 20 largest customers represented approximately 85% of total domestic gross sales, which allows us to target our selling efforts to our key customers and customize programs to meet their needs.  Our fiscal 2009 sales to Wal-Mart Stores, Inc. accounted for approximately 33% of total domestic gross sales. No other customer accounts for more than 10% of our total domestic gross sales.  Shoppers Drug Mart, a Canadian retailer, accounted for more than 10% of our total international gross sales in fiscal 2009.  Consistent with industry practice, we do not operate under a long-term written supply contract with any of our customers.

Sales and Distribution

We have an established national sales and distribution organization that sells to mass merchandiser, drug and food retailers. We utilize our national sales network, consisting primarily of our own sales force, to sell and distribute our products, including newly acquired brands and product line extensions, while maintaining tight controls over our selling expenses. Our experienced sales force of 56 people serves all direct buying accounts on an individual basis.  For the more fragmented food channel and for the smaller individual stores, we rely on a national network of regional brokers to provide retail support. In excess of 96% of our domestic orders are received electronically through our electronic data interchange, or EDI, system, and accuracy for our order fulfillment has been consistently high. Our sales department performs significant analysis helping both our sales personnel and customers understand sales patterns and create appropriate promotions and merchandising aids for our products. Although not contractually obligated to do so, in certain circumstances, we allow our customers to return unsold merchandise, and for seasonal products we provide extended payment terms to our customers.

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

Manufacturing and Quality Control

During fiscal 2009, we manufactured products representing approximately 55% of our domestic sales volume at our two Chattanooga, Tennessee, facilities. The balance of our products are manufactured by third party contract manufacturers including our Gold Bond medicated powders, Icy Hot patches and sleeves, ACT, Herpecin-L, and our dietary supplements, including Dexatrim products.  We contract with third party manufacturers to manufacture products that are not compatible with our existing manufacturing facilities or which can be more cost-effectively manufactured by others. In certain cases, third party manufacturers are not obligated under contracts that fix the term of their commitment. We believe we have adequate capacity to meet anticipated demand for our products through our own manufacturing facilities and third party manufacturers.

During fiscal 2009, we began construction on a new manufacturing facility in Chattanooga, Tennessee that is expected to be completed during the fourth quarter of fiscal 2010.  The purpose of the facility is to allow for the internal manufacturing of ACT and other brands.

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

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis. Except for a select few active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Sales of our Pamprin and Prēmsyn PMS products represented approximately 3% of our consolidated total revenues in fiscal 2009.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in certain of our Selsun Blue products.  As a result of the limited supply and increase in worldwide demand for selenium metal, a major component in the manufacture of selenium sulfide, our cost of selenium sulfide has been and is expected to be volatile.  We believe that our current and potential alternative sources of supply will be adequate to meet future product demands.  Sales of our Selsun Blue products containing selenium sulfide represented approximately 8% of our consolidated total revenues in fiscal 2009.

Research and Development

We strive to increase the value of our base brands and obtain an increased market presence through product line extensions. We rely on internal market research as well as consultants to identify new product formulations and line extensions that we believe appeal to the needs of consumers. Our growth strategy includes an emphasis on new product development.  We currently employ 35 people in our research and development department and also engage consultants from time to time to provide expertise or research in a particular product area. Our product development expenditures were $6.7 million in fiscal 2009 and $5.7 million in fiscal 2008.

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

Trademarks and Patents

Our trademarks are of material importance to our business and among our most important assets. We own all of our trademarks associated with brands that we currently market. In fiscal 2009, substantially all of our total revenues were from products bearing proprietary or licensed brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, ACT, Unisom and Cortizone-10.

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

Our OTC drug products are regulated pursuant to the FDA monograph system.  Many of our products are sold according to tentative final monographs. Therefore, we face the risk that the FDA could take action if there is a perceived safety or efficacy issue with respect to one of our product categories or finalize these monographs with conditions as to which some of our products do not comply. If any of our products were found not to be in compliance with a final monograph, we may be forced to reformulate or relabel such products, if possible, or submit an NDA or an abbreviated NDA to continue to market our existing formulation. The submission of an NDA would require the preparation and submission of clinical tests, which would be time consuming and expensive. We may not receive FDA approval of any NDA in a timely manner or at all. If we were not able to reformulate or relabel our product or obtain FDA approval of an NDA, we would be required to discontinue selling the affected product. Changes in monographs could also require us to change our product formulation or dosage form, revise our labeling, modify our production process or provide additional scientific data, any of which would involve additional costs and may be prohibitive. For our OTC drug products that are sold according to final monographs, we cannot deviate from the conditions described in the final monograph, such as changes in approved active ingredient levels or labeling claims, unless we obtain pre-marketing approval from the FDA.

We were notified in October, 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated after expiration of an anticipated grace period. If this occurred, we believe we could market related products as homeopathic products and could also reformulate them using other ingredients included in the final FDA monograph.  We believe that the monograph is unlikely to become final and take effect before September 2010. Sales of our Sportscreme and Aspercreme products represented approximately 5% of our consolidated total revenues in fiscal 2009.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA receives additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of September 2010. If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of an NDA in order to continue to market the Icy Hot, Capzasin and Aspercreme patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us a minimum of 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot, Capzasin, and Aspercreme patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2009.

We have responded to certain questions received from the FDA with respect to efficacy of pyrilamine maleate, one of the active ingredients used in certain of the  Pamprin  Menstrual Pain Relief and Prēmsyn PMS  products. While we addressed all of the FDA questions in detail, the final monograph for menstrual drug products, which has not yet been issued, will determine if the FDA considers pyrilamine maleate safe and effective for menstrual relief products. If pyrilamine maleate is not included in the final monograph, we would be required to reformulate the products to continue to provide the consumer with multi-symptom relief benefits without use of pyrilamine maleate. We believe that any adverse finding by the FDA would likewise affect our principal competitors in the menstrual product category and that finalization of the menstrual products monograph is not imminent. Moreover, we have formulated alternative Pamprin products that fully comply with both the internal analgesic and menstrual product monographs.

We are aware of the FDA’s concern about the potential toxicity due to taking more than the recommended amount of the analgesic ingredient acetaminophen, an ingredient found in Pamprin and Prēmsyn PMS and Unisom PM.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimens are safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern.

On April 29, 2009, FDA finalized one part of the internal analgesic monograph on internal analgesic products that directly affects Pamprin and Prēmsyn PMS and Unisom PM. The final rule requires that acetaminophen-containing OTC products include on their labeling new liver warnings and directions for use.  In addition, the ingredient name “acetaminophen” must be made more prominent on the products’ labeling.  The final rule’s compliance date for all affected products is April 29, 2010.  We are revising our product labels to comply with this FDA final rule.  FDA has not yet determined a final action date for the remaining parts of the monograph on internal analgesics.

More recently, on June 29-30, 2009, FDA convened a meeting of the appropriate FDA Advisory Committees to discuss potential steps to reduce acetaminophen-related liver injury.  The joint Advisory Committee generally agreed that clearer labeling and better public education are necessary but recommended that FDA take certain administrative actions to further protect the public, such as changing the directions for use of OTC products to reduce the maximum milligrams per dose and the maximum total daily dosage.  If FDA agrees with the Advisory Committee and implements these changes, it could affect the labeling and formulation of certain maximum-strength (500 mg) versions of Pamprin and Prēmsyn PMS.  After citing a lack of data and urging FDA to conduct further research, a majority of the joint Advisory Committee voted against removing OTC combination acetaminophen products from the market or limiting package sizes.  We believe that FDA will address these issues in its future efforts to finalize the monograph on internal analgesic products and, prior to monograph closure, may issue revised labeling requirements within the next year that will cause the OTC industry to relabel its analgesic products.

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

The FDA has promulgated regulations relating to the manufacturing process for drugs, which are known as current GMP’s.  In June 2007, the FDA published the final rule on GMP’s for dietary supplements, with an effective date of June 25, 2008.  We source all of our dietary supplement products from outside suppliers, including Dexatrim, New Phase, Garlique, Melatonex, and Omnigest. As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that we, or our suppliers, use to manufacture products. The FDA may perform these audits at any time without advanced notice. As a result of these audits, the FDA may order us, or our suppliers, to make certain changes in manufacturing facilities and processes. We may be required to make additional expenditures to comply with these orders or the June 2008 GMP requirements, or possibly discontinue selling certain products until we, or our suppliers, comply with these orders and requirements. As a result, our business could be adversely affected.

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

Employees

As of November 30, 2009, we employed 524 people on a full-time basis and 9 people on a part-time basis in the United States. In addition, at the end of fiscal 2009, we employed 23 people at our foreign subsidiaries’ offices. Our employees are not represented by any organized labor union, and we consider our labor relations to be good.

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

Item 1A.  Risk Factors

If the Merger contemplated by the Merger Agreement with sanofi and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations and financial condition.

On December 20, 2009, we entered into a Merger Agreement with sanofi and Merger Sub. Under the terms of the Merger Agreement, on January 11, 2010, Merger Sub commenced a Tender Offer to purchase all outstanding shares of our common stock for the Offer Price.  The Tender Offer is scheduled to expire at 12:00 midnight, New York City time, on February 8, 2010, unless the Tender Offer is extended.  The Tender Offer is conditioned on the tender of a majority of our common stock calculated on a fully-diluted basis (as defined in the Merger Agreement) and other customary closing conditions.  Following the successful completion of the Tender Offer, Merger Sub will merge with and into us and any shares of our common stock not tendered in the Tender Offer (except for shares of common stock owned by us, sanofi or any of sanofi’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer.

We cannot predict whether the closing conditions for the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur.  The Merger Agreement may be terminated by us, on the one hand, or sanofi, on the other hand, under certain circumstances, and termination of the Merger Agreement may require us to pay a termination fee of approximately $64.6 million to sanofi.  If the conditions to the Tender Offer set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline, (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the approximately $64.6 million termination fee, (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition and (iv) we may have difficulty attracting and retaining key personnel.

On December 22 and December 23, 2009, two purported shareholder class action lawsuits were filed against us and members of our board of directors in the Chancery Court for Hamilton County, Tennessee. The actions, which are described in greater detail in note 12 of the Notes to Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10−K, allege, among other things, breaches of fiduciary duty by the members of our board of directors and seek, among other things, to enjoin the acquisition of us by sanofi. The parties to the purported class actions have, following arm’s-length negotiations, agreed in principle upon a proposed settlement of such actions, which will be subject to court approval.  Pursuant to this proposed settlement, we will be making certain supplemental disclosures to our shareholders in connection with the Tender Offer.  We and the members of our board of directors have denied and continue to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the aforementioned actions or that we or the members of our board of directors engaged in any wrongdoing.  We are settling the actions in order to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.

Until the closing of the Tender Offer and the Merger, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Tender Offer and the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

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

In fiscal 2009, Wal-Mart Stores, Inc. represented approximately 33% of our total domestic gross sales, our ten largest customers represented approximately 74% of our total domestic gross sales and our 20 largest customers represented approximately 85% of our total domestic gross sales. Consistent with industry practice, we do not operate under a long-term written supply contract with Wal-Mart Stores, Inc. or any of our other customers. Our business would materially suffer if we lost

Wal-Mart Stores, Inc. as a continuing major customer or if our business with Wal-Mart Stores, Inc. significantly decreases. The loss of sales to any other large customer could also materially and adversely affect our financial results.

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

During the third quarter of fiscal 2008, we reached a settlement on 26 claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  However, we may receive additional claims and some or all of these potential claimants may file lawsuits against us.  If the lawsuits are filed, we plan to vigorously defend these claims.  If notwithstanding our defenses these or other product liability claims are resolved in favor of the claimants, it could have a material adverse effect on our results of operation and financial condition.

Our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to additional product liability claims.

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products.  The recall was conducted to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of January 20, 2010, there were approximately 89 consumers with pending claims against us and four product liability lawsuits pending against us alleging burns and skin irritation from the use of Icy Hot Heat Therapy products. We may receive additional lawsuits and/or claims in the future alleging skin irritation and/or burns from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

We are subject to the risk of doing business internationally.

In fiscal 2009, approximately 5% of our total consolidated revenues were attributable to our international business.  We operate in regions and countries where we have little or no experience, and we may not be able to market our products in, or develop new products successfully for, these markets. We may also encounter other risks of doing business internationally including:

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

An inherent risk of our business is exposure to product liability claims by users of our products. We maintain product liability insurance through our captive insurance subsidiary and a third party reinsurance policy that provides coverage for product liability claims. Our product liability insurance coverage for all of our products consists of $10.0 million of coverage through our captive insurance subsidiary, of which approximately $2.6 million has been funded as of January 20, 2010.  We also have $50.0 million of excess coverage through our captive insurance subsidiary, which is reinsured on a 50% quota share basis by a third party insurance carrier.

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

As of November 30, 2009, our total long-term debt was $391.0 million.  In the future, we may incur significant additional debt. Our debt could have significant adverse effects on our business including:

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

We use third party manufacturers to make products representing approximately 45% of our fiscal 2009 domestic sales volume, including our Gold Bond medicated powders and foot spray, the Icy Hot patches and sleeves, Herpecin-L, ACT mouthwash and mouthrinse, Unisom products and our line of dietary supplements including Dexatrim Max and, internationally, our line of Selsun medicated dandruff shampoos. In certain cases, third party manufacturers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current GMPs. The loss of a contract manufacturer may force us to shift production to in-house facilities and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer. We are not able to control the manufacturing efforts of these third party manufacturers as closely as we control our business. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business.

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

Our trademarks are of material importance to our business and are among our most important assets. In fiscal 2009, substantially all of our total revenues were from products bearing proprietary brand names. Accordingly, our future success may depend in part upon the goodwill associated with our brand names, particularly Gold Bond, Selsun Blue, Icy Hot, ACT, Cortizone-10 and Unisom.  Although our principal brand names are registered trademarks in the United States and certain foreign countries, we cannot assure you that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. In addition, the laws of some foreign countries do not protect proprietary rights in brand names to the same extent as do the laws of the United States.  We cannot assure you that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair the goodwill associated with our brands, harm our reputation and materially adversely affect our financial results.

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

Approximately 55% of our domestic sales volume in fiscal 2009 was from products manufactured in our two plants located in Chattanooga, Tennessee. We store the raw materials used in our manufacturing activities in two warehouses that are also located in Chattanooga. We package and ship most of our products from Chattanooga. Additionally, our corporate headquarters are also located in Chattanooga, and most of our employees live in the area. Because of this, we are subject to regional and local risks, such as:

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

In connection with the sale of our convertible notes in November 2006 and April 2007, we entered into separate convertible note hedge transactions.  These transactions are expected, but are not guaranteed, to eliminate the potential dilution upon conversion of the convertible notes.  We also entered into warrant transactions.  In connection with hedging these transactions, the counterparty:

•
will enter into various over-the-counter derivative transactions with respect to our common stock, and may have purchased our common stock concurrently with and shortly after the pricing of the notes; and

•
may have entered into, or may unwind, various over-the-counter derivatives and/or purchased or sold our common stock in secondary market transactions following the pricing of the notes (including during any conversion reference period related to a conversion of our convertible notes).

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

	Total Area (Acres)	Total Buildings (Square Feet)	Use	Square Feet
Owned Properties:
Chattanooga, Tennessee	12.0	120,500	Manufacturing & Support Group	63,600
			Office & Administration	56,900
Chattanooga, Tennessee *	8.3	78,300	Manufacturing	58,300
			Office	10,000
			Product Development Center	10,000
Leased Properties:
Chattanooga, Tennessee	5.1	139,000	Warehousing	139,000
Chattanooga, Tennessee	10.0	200,000	Warehousing	200,000
Chattanooga, Tennessee	–	43,000	Manufacturing	43,000
Chattanooga, Tennessee	–	50,350	Warehousing	50,350
Coral Gables, Florida	–	755	Office & Administration	755
Mississauga, Ontario, Canada	0.3	15,100	Warehousing	10,600
			Office & Administration	3,000
			Packaging	1,500
Basingstoke, Hampshire, England		2,143	Office & Administration	2,143
Limerick, Ireland	–	2,100	Office & Administration	2,100
Alimos Attica, Greece	–	194	Office & Administration	194

We are currently operating our manufacturing facilities at approximately 75% of total capacity. These manufacturing facilities are FDA registered and are capable of further utilization through the use of a full-time second shift and the addition of a third shift.

* We have caused legal title to this property to be transferred to the Industrial Development Board of The City of Chattanooga in connection with a property tax abatement program.  We can terminate our participation in the program at any time, in which event we would reacquire title to this property for $1.00.

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

Fiscal 2009	High	Low
First Quarter	$71.53	$61.20
Second Quarter	60.52	52.00
Third Quarter	69.44	60.27
Fourth Quarter	67.62	62.12

Fiscal 2008	High	Low
First Quarter	$81.45	$65.15
Second Quarter	79.58	62.21
Third Quarter	70.12	57.52
Fourth Quarter	79.84	63.05

Holders

As of January 20, 2010, there were approximately 188 holders of record of our common stock. The number of record holders does not include beneficial owners whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid dividends on our common stock during the past two fiscal years. We are restricted from paying dividends by the terms of the indenture under which our 7.0% Subordinated Notes were issued and by the terms of our Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
9/1/09-9/30/09	–	$–	–	$100,000,000
10/1/09-10/31/09	68,432	63.47	68,432	95,656,530
11/1/09-11/30/09	65,818	63.54	65,818	91,474,459
Total Fourth Quarter	134,250	$63.50	134,250	$91,474,459

(1)           Average price paid per share includes broker commissions
(2)           On September 30, 2009, our board of directors increased the stock repurchase authorization to a total of $100.0 million of our common stock under the terms of our existing stock repurchase program.

Item 6. Selected Financial Data

This selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended November 30,
	2009	2008	2007	2006	2005
	(dollars in thousand, except per share amount)
INCOME STATEMENT DATA:
Total revenues	$463,342	$454,879	$423,378	$300,548	$279,318
Operating costs and expenses	344,010	329,843	301,196	217,804	212,830
Income from operations	119,332	125,036	122,182	82,744	66,488
Other expense, net	(22,028)	(25,121)	(31,103)	(13,454)	(13,478)
Income before income taxes	97,304	99,915	91,079	69,290	53,010
Provision for income taxes	34,133	33,629	31,389	24,178	16,963
Net income	$63,171	$66,286	$59,690	$45,112	$36,047
PER SHARE DATA:
Income per diluted share	$3.28	$3.42	$3.08	$2.34	$1.77
BALANCE SHEET DATA: (At end of year)
Total assets	$801,160	$792,972	$780,560	$415,313	$367,214
Long-term debt, less current maturities	$388,040	$456,500	$505,000	$232,500	$145,500

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

Our products target niche markets that are often outside the focus of larger companies where we believe we can achieve and sustain significant market share through innovation and strong advertising and promotion support. Many of our products are among the U.S. market leaders in their respective categories. For example, our portfolio of topical pain care brands, our Cortizone-10 anti-itch ointment and our Gold Bond medicated body powders have the leading U.S. market share in these categories. We support our brands through extensive and cost-effective advertising and promotion, the expenditures for which represented approximately 23% of our total revenues in fiscal 2009. We sell our products nationally through mass merchandiser, drug and food channels, principally utilizing our own sales force.

Developments During Fiscal 2009

Products

In fiscal 2009, we introduced the following 13 product line extensions: ACT Total Care, Gold Bond Sanitizing Moisturizer, Gold Bond Ultimate Protecting Lotion, Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Concentrated Therapy, Cortizone-10 Cooling Gel, Cortizone-10 Easy Relief Applicator, Icy Hot No-Mess Applicator, Icy Hot Medicated Roll, Capzasin Quick Relief, Selsun Blue Itchy Dry Scalp and Dexatrim Max Slim Packs.

2.0% Convertible Notes

In December 2008 we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal amount of our outstanding 2.0% Convertible Notes.  Upon completion of the transaction, the balance of the remaining 2.0% Convertible Notes was reduced to $96.3 million outstanding.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.

Stock Repurchase

During fiscal 2009, we repurchased 625,642 shares of our common stock under our stock repurchase program for $34.6 million at an average price per share of $55.36.  Effective September 30, 2009, our board of directors increased the authorization for us to repurchase shares of our common stock to $100.0 million under the terms of our existing stock repurchase program.

7.0% Senior Subordinated Notes Repurchase

During fiscal 2009, we repurchased $17.3 million of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.9% above the principal amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the $17.3 million of 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $17.3 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $0.9 million.

Credit Facility Amendment

Effective September 30, 2009, we entered into an amendment to our Credit Facility (see note 5 in Notes to Consolidated Financial Statements) that, among other things, extended the maturity date of the revolving credit facility portion of our Credit Facility to January 2013, increased the applicable interest rates on the revolving credit facility portion of our Credit Facility and increased our flexibility to repurchase shares of our common stock and our 7.0% Subordinated Notes.

Manufacturing Expansion

During the third quarter of fiscal 2009, we began construction on a manufacturing facility in Chattanooga, Tennessee that is expected to be completed during the fourth quarter of fiscal 2010.  The purpose of the facility is to allow for the internal manufacturing of ACT and certain products marketed under our other brands.

Brand Impairment

During the fourth quarter of fiscal 2009, we performed the annual impairment testing of our intangible assets with indefinite lives as required by U.S. GAAP.  As a result of this analysis, we recognized a non-cash impairment charge of $38.3 million.  The impairment charge related to certain brands within the dietary supplement category that represented approximately 4% of fiscal 2009 consolidated total revenues.  The impairment charge was a result of the consideration of adverse circumstances in connection with our annual financial budget process including, but not limited to, the current and expected competitive environment and market conditions in which these respective brands are marketed and expectations of lost distribution with certain of our retail customers as a result of declining sales.  The fair value used to determine the impairment charge was calculated using the discounted cash flow valuation methodology and was compared to the respective book value carrying amount of those brands to determine the impairment charge.  The aggregate remaining book value carrying amount for those brands, after giving consideration to the impairment write-down, is $11.3 million.

Subsequent Event

Merger Agreement

As more fully discussed above in Item 1 under the heading “Subsequent Event,” on December 20, 2009, we entered into a Merger Agreement with sanofi and Merger Sub. Under the terms of the Merger Agreement, on January 11, 2010, Merger Sub commenced a Tender Offer to purchase all outstanding shares of our common stock for the Offer Price. The Tender Offer is scheduled to expire at 12:00 midnight, New York City time, on February 8, 2010, unless the Tender Offer is extended. The Tender Offer is conditioned on the tender of a majority of our common stock calculated on a fully-diluted basis (as defined in the Merger Agreement) and other customary closing conditions. Following the consumation of the Tender Offer, Merger Sub will merge with and into us and any shares of our common stock not tendered in the Tender Offer (except for shares of common stock owned by us, sanofi or any of sanofi’s subsidiaries) will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer.

Results of Operations

The following table sets forth for the periods indicated, certain items from our consolidated statements of income expressed as a percentage of total revenues:

	Year Ended November 30,
	2009	2008	2007
TOTAL REVENUES	100.0%	100.0%	100.0%
COSTS AND EXPENSES:
Cost of sales	30.2	28.9	30.5
Advertising and promotion	22.8	26.0	26.5
Selling, general and administrative	13.0	13.7	13.6
Impairment of indefinite-lived intangible assets	8.3	–	–
Product recall expenses	–	1.4	–
Litigation settlement	–	2.5	–
Acquisition expenses	–	–	0.5
Total costs and expenses	74.3	72.5	71.1
INCOME FROM OPERATIONS	25.7	27.5	28.9
OTHER INCOME (EXPENSE):
Interest expense	(4.5)	(5.6)	(7.1)
Investment and other income, net	0.1	0.2	0.3
Loss on early extinguishment of debt	(0.3)	(0.1)	(0.6)
Total other income (expense)	(4.7)	(5.5)	(7.4)
INCOME BEFORE INCOME TAXES	21.0	22.0	21.5
PROVISION FOR INCOME TAXES	7.4	7.4	7.4
NET INCOME	13.6%	14.6%	14.1%

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to use estimates.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the November 30, 2009 consolidated financial statements:

Allowance for Doubtful Accounts

As of November 30, 2009, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2009, we performed an assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $0.5 million and $0.4 million at November 30, 2009 and 2008, respectively.

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

Our estimate of product returns for seasonal and non-seasonal products was $1.5 million and $1.3 million as of November 30, 2009, and $1.4 million and $1.3 million as of November 30, 2008, and $1.2 million and $1.3 million as of November 30, 2007.  Due to higher sales volume during fiscal 2009 and 2008, we increased our estimate of seasonal returns by approximately $0.1 million and $0.2 million, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  During fiscal 2009 and 2008, our estimate of non-seasonal returns remained consistent as compared to fiscal 2008 and 2007, respectively.  Each percentage point change in the seasonal return rate would impact net sales by approximately $0.2 million.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $0.6 million.

We routinely enter into agreements with customers to participate in promotional programs.  The cost of these programs are recorded as either advertising and promotion expense or as a reduction of sales.  A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense.  In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run.

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates of issued coupons based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The costs of these programs are often variable based on the number of units actually sold.  As of November 30, 2009, the coupon accrual and reserve for vendor allowances were $2.1 million and $6.0 million, respectively, and $1.8 million and $4.9 million, respectively, as of November 30, 2008.  Each percentage point change in promotional program participation would impact net sales by $0.3 million and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”).  This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability.  Our effective tax rate was 35.1% for fiscal 2009, as compared to 33.7% in fiscal 2008 and 34.5% in fiscal 2007.

Accounting for Acquisitions and Intangible Assets

We account for our acquisitions under the purchase method of accounting for business combinations as prescribed by FASB ASC Topic 805, “Business Combinations” (“ASC 805”).  Under ASC 805, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values.  Business combinations consummated beginning in the first quarter of our fiscal 2010 will be accounted for under certain provisions of ASC 805 (previously reported as SFAS No. 141R, “Business Combinations”).

We account for our intangible assets in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”).  Under ASC 350, intangible assets with indefinite useful lives are not amortized but are reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method.

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

Our intangible assets consist of exclusive brand licenses, trademarks and other intellectual property, customer relationships and non-compete agreements.  We have determined that our trademarks have indefinite useful lives, as cash flows from the use of the trademarks are expected to be generated indefinitely. The useful lives of our intangible assets are reviewed as circumstances dictate in accordance with the provisions of ASC 350.

The value of our intangible assets are subject to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends.  We review our indefinite-lived intangible assets for impairment at least annually by comparing the carrying value of the indefinite-lived intangible assets to their estimated fair value.  The estimate of fair value is determined by discounting the estimate of future cash flows of the indefinite-lived intangible assets.  Consistent with our policy, we perform the annual impairment testing of our indefinite-lived intangible assets during the quarter ended November 30, with the most recent test performed in the quarter ended November 30, 2009.  As a result of that testing, we calculated and recorded an impairment charge of $38.3 million.

 In January 2007, we completed the acquisition of the U.S. rights to five consumer and OTC brands from Johnson & Johnson (“J&J Acquisition”).  The acquired brands were: ACT, Unisom, Cortizone-10, Kaopectate, and Balmex.  In May 2007, we acquired the worldwide trademark and rights to sell and market ACT in Western Europe from Johnson & Johnson (“ACT Acquisition”).

Fair Value Measurements

On December 1, 2007, we adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), as it pertains to financial assets and liabilities, which provides guidance for using fair value to measure assets and liabilities.  ASC 820 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements.  ASC 820 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  Additionally, ASC 820 does not eliminate practicability exceptions that exist in accounting pronouncements amended by ASC 820 when measuring fair value.  As a result, we are not required to recognize any new assets or liabilities at fair value.

ASC 820 also establishes a framework for measuring fair value.  Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities.  If quoted market prices are not available, ASC 820 provides guidance on alternative valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  The fair value of each stock option grant is estimated using a Flex Lattice Model.  The input assumptions used in determining fair value are the expected life of the stock options, the expected volatility of our common stock, the risk-free interest rate over the expected life of the option and the expected forfeiture rate of the options granted.  We recognize stock option compensation expense over the period during which an employee provides service in exchange for the award (the vesting period).

For additional information regarding our significant accounting policies, see note 2 of Notes to Consolidated Financial Statements.

Fiscal 2009 Compared to Fiscal 2008

To facilitate discussion of our operating results for the years ended November 30, 2009 and 2008, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$438,846	$423,088	$15,758	3.7%
International revenues (including royalties)	24,496	31,791	(7,295)	(22.9)
Total revenues	463,342	454,879	8,463	1.9
Cost of sales	139,768	131,620	8,148	6.2
Advertising and promotion expense	105,684	118,093	(12,409)	(10.5)
Selling, general and administrative expense	60,300	62,590	(2,290)	(3.7)
Impairment of indefinite-lived intangible assets	38,258	–	38,258	100.0
Product recall expenses	–	6,269	(6,269)	(100.0)
Litigation settlement	–	11,271	(11,271)	(100.0)
Interest expense	20,784	25,310	(4,526)	(17.9)
Loss on early extinguishment of debt	1,571	526	1,045	198.7
Net income	63,171	66,286	(3,115)	(4.7)

Domestic Net Sales

Domestic net sales for fiscal 2009 increased $15.8 million, or 3.7%, as compared to fiscal 2008.   A comparison of domestic net sales for the categories of products included in our portfolio of OTC healthcare products is as follows:

	For the Year Ended November 30,
			Increase (Decrease)
	2009	2008	Amount	Percentage
	(dollars in thousands)
Medicated skin care	$158,013	$141,942	$16,071	11.3%
Topical pain care	95,407	96,779	(1,372)	(1.4)
Oral care	70,353	62,872	7,481	11.9
Internal OTC	44,096	48,006	(3,910)	(8.1)
Medicated dandruff shampoos	36,488	35,737	751	2.1
Dietary supplements	18,296	19,491	(1,195)	(6.1)
Other OTC and toiletry products	16,193	18,261	(2,068)	(11.3)
Total	$438,846	$423,088	$15,758	3.7

Net sales in the medicated skin care category increased $16.1 million, or 11.3%, in fiscal 2009 compared to fiscal 2008, primarily as a result of the launch of Gold Bond Sanitizing Moisturizer in the fourth quarter of fiscal 2009, the launch of Gold Bond Ultimate Concentrated Therapy in the third quarter of fiscal 2009, the launches of Gold Bond Anti-Itch Lotion, Gold Bond Foot Pain Cream, Gold Bond Ultimate Protecting Lotion, Cortizone-10 Cooling Gel and Cortizone-10 Easy Relief during the first quarter of fiscal 2009 and the continued growth of our existing Gold Bond lotion and Cortizone-10 businesses.

Net sales in the topical pain care category decreased $1.4 million, or 1.4%, in fiscal 2009 compared to fiscal 2008, primarily as a result of the discontinuance of shipments of Icy Hot Heat Therapy following the voluntary recall of the product announced on February 8, 2008, lower sales of Aspercreme and certain other smaller brands in the category, reduced product distribution at certain retail customers and the increase in revenues during the third quarter of fiscal 2008 as a result of the reduction of our estimate of Icy Hot Pro Therapy returns. The decrease in category net sales was partially offset by the first quarter launch of Icy Hot No-Mess Applicator and the second quarter launch of Icy Hot Medicated Roll in fiscal 2009.  Excluding sales of Icy Hot Heat Therapy and the reduction of the Icy Hot Pro Therapy returns estimate, sales in the category increased $2.9 million, or 3.2% compared to the prior year period.

Net sales in the oral care category increased $7.5 million, or 11.9%, in fiscal 2009 compared to fiscal 2008 as a result of the launch of ACT Total Care in the first quarter of fiscal 2009 and the continued performance of ACT Restoring and ACT Rinse.

Net sales in the internal OTC category decreased $3.9 million, or 8.1%, in fiscal 2009 compared to fiscal 2008 primarily as a result of increased competitive pressure from private label brands within the category and decreased distribution at certain retail customers of certain products within this category.

Net sales in the medicated dandruff shampoos category increased $0.8 million, or 2.1%, in fiscal 2009 compared to fiscal 2008 primarily resulting from the initial sell-in of Selsun Blue Itchy Dry Scalp in the first quarter of 2009, offset by a decline in sales of certain other Selsun Blue products as a result of distribution changes to accommodate the launch of Selsun Blue Itchy Dry Scalp.

Net sales in the dietary supplements category decreased $1.2 million, or 6.1%, in fiscal 2009 compared to fiscal 2008, primarily as a result of a decline in sales of Garlique and Sunsource, partially offset by an increase in sales of Dexatrim Max Complex 7, which was initially launched in the third quarter of fiscal 2008.

Net sales in the other OTC and toiletry products category decreased $2.1 million, or 11.3%, in fiscal 2009 compared to fiscal 2008, primarily as a result of certain retailers reducing the inventory levels of seasonal products and reduced store count distribution for certain products at certain retailers.

Domestic sales variances were principally the result of changes in unit sales volume with the exception of certain selected products for which we implemented a unit sales price increase effective April 2008 and December 2008 and a $9.3 million increase in utilization of promotion programs considered a vendor allowance, which are accounted for as a reduction of total revenues and not as a component of advertising and promotion expense in fiscal 2009 as compared to fiscal 2008.

International Revenues

For fiscal 2009, international revenues decreased $7.3 million, or 22.9%, compared to fiscal 2008, primarily as a result of terminating shipments to certain distributors serving Latin American markets to reduce the potential for diversion of English language packaging back to the United States market, unfavorable exchange rates that decreased revenues by approximately $1.9 million and unfavorable macro-economic conditions in the markets where our products are sold.  We are in the process of identifying new distributors for the affected Latin American markets and are also converting the packaging for the major products sold in these markets to local Spanish language.

Cost of Sales

Cost of sales for fiscal 2009 was 30.2% as a percentage of total revenues compared to 28.9% in fiscal 2008 and gross margin for fiscal 2009 was 69.8% compared to 71.1% in the prior year period. The decrease in gross margin was primarily attributable to the increased cost of certain raw material input components and an increased utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense.

Advertising and Promotion Expense

Advertising and promotion expenses for fiscal 2009 decreased $12.4 million, or 10.5%, compared to fiscal 2008 and were 22.8% of total revenues for fiscal 2009 as compared to 26.0% for fiscal 2008. The decrease in advertising and promotion expense was a result of greater utilization of promotional programs by retailers to reduce product prices to consumers, the costs of which are recorded as a reduction of total revenues rather than advertising and promotion expense, and reduced product sampling programs, partially offset by an increase in marketing research expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses for fiscal 2009 decreased $2.3 million, or 3.7%, compared to fiscal 2008 and were 13.0% and 13.7% of total revenues for fiscal 2009 and 2008, respectively. The decrease in selling, general and administrative expenses as a percentage of total revenues was attributable to favorable foreign currency translation adjustments resulting from intercompany transactions and reduced transportation costs related to outbound product shipments.

Impairment of Indefinite-Lived Intangible Assets

During the fourth quarter of fiscal 2009, we performed the annual impairment testing of our intangible assets with indefinite lives as required by U.S. GAAP.  As a result of this analysis, we recognized a non-cash impairment charge of $38.3 million.  The impairment charge related to certain brands within the dietary supplement category that represented approximately 4% of fiscal 2009 consolidated total revenues.  The impairment charge was a result of the consideration of adverse circumstances in connection with our annual financial budget process including, but not limited to, the current and expected competitive environment and market conditions in which these respective brands are marketed and expectations of lost distribution with certain of our retail customers as a result of declining sales.  The fair value used to determine the impairment charge was calculated using the discounted cash flow valuation methodology and was compared to the respective book value carrying amount of those brands to determine the impairment charge.  The aggregate remaining book value carrying amount for those brands, after giving consideration to the impairment write-down, is $11.3 million.  There was no corresponding charge in fiscal 2008.

Product Recall Expenses

The $6.3 million of product recall expenses in fiscal 2008 related to the voluntary recall of our Icy Hot Heat Therapy product initiated in February 2008.  The product recall expenses included product returns, inventory obsolescence, destruction costs, consumer refunds, legal fees, settlement payments and other estimated expenses.  The estimate was made by management based on consideration of on-hand inventory and retail point of sales data.  There was no corresponding charge in fiscal 2009.

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on 26 claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.6 million of legal expenses, which was partially offset by $2.6 million funded with proceeds from the Dexatrim litigation settlement trust.  There was no corresponding charge in fiscal 2009.

Interest Expense

Interest expense decreased $4.5 million, or 17.9%, for fiscal 2009 compared to fiscal 2008 reflecting the decreasing notional amounts under our interest rate swap (“swap”), a three-year, amortizing notional 4.98% interest rate swap that expired on January 15, 2010 (“interest rate swap”), the repayment of $22.5 million in principal outstanding under our Credit Facility since November 30, 2008, the exchange of 487,123 shares of our common stock for $28.7 million of the 2.0% Convertible Notes in December 2008 and the repurchase of $17.3 million of our 7.0% Subordinated Notes in fiscal 2009.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our total revenues.

Loss on Early Extinguishment of Debt

On December 4, 2008, we issued an aggregate of 487,123 shares of our common stock in exchange for $28.7 million in aggregate principal of our outstanding 2.0% Convertible Notes.  In connection with this transaction, we retired a proportional share of the 2.0% Convertible Notes debt issuance costs and recorded the resulting amount as loss on early extinguishment of debt of $0.7 million in the first quarter of fiscal 2009.  During fiscal 2009, we repurchased $17.3 million of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.9% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase of the 7.0% Subordinated Notes, we retired a proportional share of the related debt issuance costs.  The premium paid for the $17.3 million of 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on extinguishment of debt of $0.9 million recorded in fiscal 2009.

During the first quarter of fiscal 2008, we utilized borrowings under the revolving credit facility portion of our Credit Facility to repay $35.0 million of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting amount as loss on extinguishment of debt of $0.5 million.

Income Taxes

The effective tax rate increased to 35.1% in fiscal 2009 from 33.7% in fiscal 2008 primarily as a result of reduced inventory contributions and an increase in income subject to state taxes.

Fiscal 2008 Compared to Fiscal 2007

To facilitate discussion of our operating results for the years ended November 30, 2008 and 2007, we have included the following selected data from our consolidated statements of income:

	For the Year Ended November 30,
			Increase ( Decrease)
	2008	2007	Amount	Percentage
	(dollars in thousands)
Domestic net sales	$423,088	$393,493	$29,595	7.5%
International revenues (including royalties)	31,791	29,885	1,906	6.4
Total revenues	454,879	423,378	31,501	7.4
Cost of sales	131,620	129,055	2,565	2.0
Advertising and promotion expense	118,093	112,206	5,887	5.2
Selling, general and administrative expense	62,590	57,878	4,712	8.1
Product recall expenses	6,269	–	6,269	100.0
Litigation settlement	11,271	–	11,271	100.0
Acquisition expenses	–	2,057	(2,057)	(100.0)
Interest expense	25,310	29,930	(4,620)	(15.4)
Loss on early extinguishment of debt	526	2,633	(2,107)	(80.0)
Net income	66,286	59,690	6,596	11.1

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

Litigation Settlement

During the third quarter of fiscal 2008, we reached a settlement on 26 claims alleging pulmonary arterial hypertension as a result of the ingestion of Dexatrim products in 1998 through 2003.  Included as litigation settlement in the consolidated statements of income is the settlement of the 26 claims totaling $13.3 million and $0.6 million of legal expenses, which were partially offset by $2.6 million of proceeds from the Dexatrim litigation settlement trust.

Acquisition Expenses

Acquisition expenses for fiscal 2007 reflect the costs incurred for transition services, including consumer affairs, distribution and collection services, related to the J&J Acquisition.  The distribution and collection services were terminated in April 2007 and the consumer affairs services were terminated in June 2007.

Interest Expense

Interest expense decreased $4.6 million, or 15.4%, in fiscal 2008 compared to fiscal 2007 reflecting the decreasing notional amounts under our swap and a reduction in the principal portion of debt since August 31, 2007.  Until our indebtedness is reduced substantially, interest expense will continue to represent a significant percentage of our income from operations.

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

Net cash provided by operations in fiscal 2009 increased $17.9 million to $110.1 million as compared to $92.2 million in fiscal 2008.  The increase was primarily the result of net income after considering the $38.3 million non-cash impairment of indefinite-lived assets, offset by a reduction in our deferred tax liability as a result of the impairment and an increased inventory balance in connection with our launch of Gold Bond Sanitizing Moisturizer in the fourth quarter of fiscal 2009 and inventory balances for other products in preparation for our fiscal 2010 new product launches.

Investing activities used cash of $4.3 million and $6.2 million in fiscal 2009 and 2008, respectively.  The decrease in cash used in investing activities was a result of decreases in our interest rate swap liability and other assets and by an increase in purchases of property, plant and equipment as we funded the construction of a new manufacturing facility that is expected to be completed in late fiscal 2010.

Financing activities used cash of $73.5 million and $69.1 million in fiscal 2009 and 2008, respectively.  In fiscal 2009, we reduced borrowings outstanding on the 7.0% Subordinated Notes and our Credit Facility and repurchased shares of our common stock.  In fiscal 2008, we reduced borrowings outstanding under our Credit Facility and repurchased shares of our common stock.

As of November 30, 2009, our total debt was $391.0 million, consisting of $90.2 million of our 7.0% Subordinated Notes, $96.3 million of our 2.0% Convertible Notes, $100.0 million of our 1.625% Convertible Notes and $104.5 million outstanding under the term loan portion of our Credit Facility.  In November 2006, we entered into an interest rate swap that expired on January 15, 2010.  As of November 30, 2009, we were in compliance with all covenants in our Credit Facility and 7.0% Subordinated Notes.

During fiscal 2009, we repurchased 625,642 shares of our common stock for $34.6 million.  Effective September 30, 2009, our board of directors increased the authorization for us to repurchase shares of our common stock to $100.0 million under the terms of our existing stock repurchase program.  As of November 30, 2009, $91.5 million remained available under such authorization to repurchase shares of our common stock.

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

Contractual Obligations

The following data summarizes our contractual obligations as of November 30, 2009.  We had no commercial obligations as of November 30, 2009.

	Payments due by
Contractual Obligations:	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$391,040	$3,000	$6,000	$382,040	$–
Interest payments	50,580	13,441	24,677	12,462	–
Operating leases	1,410	739	618	48	5
Purchase commitments	10,671	5,759	3,806	1,106	–
Endorsements	2,300	1,400	900	–	–
Total	$456,001	$24,339	$36,001	$395,656	$5

Purchase orders or contracts for the purchase of inventory and other goods and services are not included in the table above.  We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements.  Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons.  Other than as presented in the table above, we do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or fixed prices that exceed our expected requirements for three months.  We have also excluded from the table above the liability for unrecognized tax benefits due to the uncertainty of payment and amount of payment per period.  As of November 30, 2009, we have a gross liability for unrecognized tax benefits, including interest, of $1.6 million (see note 7 to the consolidated financial statements).

Interest payments consist of interest at the November 30, 2009 effective rate of 5.62% per annum on the $104.5 million term loan portion of our Credit Facility due 2013, the 7.0% Subordinated Notes due 2014, the 2.0% Convertible Notes due 2013 and the 1.625% Convertible Notes due 2014.

We have no existing off-balance sheet financing arrangements.

Foreign Operations

Historically, our primary foreign operations have been conducted through our Canadian and United Kingdom (“U.K.”) subsidiaries.  Our European business is conducted through Chattem Global Consumer Products Limited, a wholly-owned subsidiary located in Limerick, Ireland.  In connection with the ACT Acquisition, we have been conducting business in Greece through Chattem Greece, a wholly-owned subsidiary located in Alimos Attica, Greece.  In fiscal 2008, we established Chattem Peru SRL (“Chattem Peru”) a wholly-owned subsidiary located in Lima, Peru.  Chattem Peru utilizes third party distributors to sell certain of our Selsun Blue products throughout Peru.  The functional currencies of these subsidiaries are Canadian dollars, British pounds, Euros and Peruvian Sols, respectively.  Fluctuations in exchange rates can impact operating results, including total revenues and expenses, when translations of the subsidiary financial statements are made in accordance with FASB ASC Topic 830, “Foreign Currency Matters”.  For fiscal 2009 and 2008, these subsidiaries accounted for 5% and 7% of total consolidated revenues, respectively, and 3% and 2% of total consolidated assets, respectively.  It has not been our practice to hedge our assets and liabilities in Canada, the U.K., Ireland, Greece, and Peru or our intercompany transactions due to the inherent risks associated with foreign currency hedging transactions and the timing of payments between us and our foreign subsidiaries.  Historically, gains or losses from foreign currency transactions have not had a material impact on our operating results.  Gains of $0.7 million and losses of $1.0 million from foreign currency transactions for the years ended November 30, 2009 and 2008, respectively, are included in selling, general and administrative expenses in the consolidated statements of income.

Recent Accounting Pronouncements

See note 2 of Notes to Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data.”

Forward Looking Statements

We may from time to time make written and oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders or be made orally in publicly accessible conferences or conference calls. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. These forward-looking statements generally can be identified by use of phrases such as “believe,” “plan,” “expect,” “anticipate,” “intend,” “forecast” or other similar words or phrases.  These forward-looking statements relate to, among other things, our strategic and business initiatives and plans for growth or operating changes; our financial condition and results of operation; future events, developments or performance; and management’s expectations, beliefs, plans, estimates and projections.  The forward-looking statements are based on management’s current beliefs and assumptions about expectations, estimates, strategies and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements in this Form 10-K and the documents incorporated herein by reference include the following:

•	if the Merger contemplated by the Merger Agreement with sanofi and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations and financial condition;
•	our business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which we conduct significant business;
•	we may be adversely affected by factors affecting our customer’s businesses;
•	we rely on a few large customers, particularly Wal-Mart Stores, Inc., for a significant portion of our sales;
•	we face significant competition in the OTC healthcare, toiletries and dietary supplements markets;
•	litigation may adversely affect our business, financial condition and results of operations;
•	we may receive additional claims that allege personal injury from ingestion of Dexatrim;
•	our initiation of a voluntary recall of our Icy Hot Heat Therapy products could expose us to additional product liability claims;
•	we are subject to the risk of doing business internationally;
•	our product liability insurance coverage may be insufficient to cover existing or future liability claims;
•	we have a significant amount of debt that could adversely affect our business and growth prospects;
•	we may discontinue products or product lines, which could result in returns and asset write-offs, and/or engage in product recalls, any of which would reduce our cash flow and earnings;
•	we may be adversely affected by fluctuations in buying decisions of mass merchandise, drug and food trade buyers and the trend toward retail trade consolidation;
•	our business is regulated by numerous federal, state and foreign governmental authorities, which subjects us to elevated compliance costs and risks of non-compliance;
•	our success depends on our ability to anticipate and respond in a timely manner to changing consumer preferences;
•	our projections of earnings are highly subjective and our future earnings could vary in a material amount from our projections;
•	we rely on third party manufacturers for a portion of our product portfolio, including products under our Gold Bond, Icy Hot, Selsun, Dexatrim, ACT, Unisom and Cortizone-10 brands;
•	our dietary supplement business could suffer as a result of injuries caused by dietary supplements in general, unfavorable scientific studies or negative press;
•	our business could be adversely affected if we are unable to successfully protect our intellectual property or defend claims of infringement by others;
•	because most of our operations are located in Chattanooga, Tennessee, we are subject to regional and local risks;
•	we depend on sole or limited source suppliers for ingredients in certain of our products, and our inability to buy these ingredients would prevent us from manufacturing these products;
•	our acquisition strategy is subject to risk and may not be successful;
•	the terms of our outstanding debt obligations limit certain of our activities;
•	to service our indebtedness, we will require a significant amount of cash;
•	our operations are subject to significant environmental laws and regulations;

•	we are dependent on certain key executives, the loss of whom could have a material adverse effect on our business;
•	our shareholder rights plan and charter contain provisions that may delay or prevent a merger, tender offer or other change of control of us;
•	the trading price of our common stock may be volatile;
•	we have no current intentions of paying dividends to holders of our common stock;
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

Our exposure to interest rate risk currently relates to amounts outstanding under our Credit Facility.  Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 2.25% to 2.75% or the highest of the federal funds rate plus 0.50%, the prime rate, or the Eurodollar base rate plus 1.00% (the “Base Rate”), plus applicable percentages of 1.25% to 1.75%.  The applicable percentages are calculated based on our leverage ratio.  The term loan under our Credit Facility bears interest at either LIBOR plus 1.75% or the Base Rate plus 0.75%.  As of November 30, 2009, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and $104.5 million was outstanding under the term loan portion of our Credit Facility, which was bearing interest at LIBOR plus 1.75% or 5.62%.  The 7.0% Subordinated Notes, the 1.625% Convertible Notes and the 2.0% Convertible Notes are fixed interest rate obligations.

In November 2006, we entered into an interest rate swap agreement effective January 2007.  As of November 30, 2009, the decrease in fair value of $1.5 million, net of tax, was recorded to other comprehensive income and the swap was deemed to be an effective cash flow hedge as of November 30, 2009 and expired on January 15, 2010.

The impact on our results of operations of a one-point rate change on the January 20, 2010 outstanding $103.8 million term loan balance of our Credit Facility for the next twelve months would be approximately $0.6 million, net of tax.

We are subject to risk from changes in the foreign exchange rates relating to our Canadian, U.K., Irish, Grecian and Peruvian subsidiaries. Assets and liabilities of these subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity. Gains and losses, which result from transactions denominated in foreign currencies, are included in selling, general and administrative expenses in our consolidated statements of income.  The potential loss resulting from a hypothetical 10.0% adverse change in the quoted foreign currency exchange rate amounts to approximately $1.5 million as of November 30, 2009.

This market risk discussion contains forward-looking statements.  Actual results may differ materially from this discussion based upon general market conditions and changes in financial markets.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chattem, Inc.:

We have audited the accompanying consolidated balance sheets of Chattem, Inc. (a Tennessee corporation) and subsidiaries (“the Company”) as of November 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended November 30, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chattem, Inc. and subsidiaries as of November 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company has adopted certain provisions of ASC Topic 740, “Income Taxes” (previously reported as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, as amended by FSP FIN-48-1, “Definition of Settlement in FASB Interpretation No. 48,” issued by the Financial Accounting Standards Board) in fiscal 2008.

The Company has adopted certain provisions of ASC Topic 715 “Compensation – Retirement Benefits” (previously reported as Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) in fiscal 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chattem, Inc. and subsidiaries’ internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 28, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 28, 2010

Consolidated Balance Sheets
November 30, 2009 and 2008
(In thousands)

ASSETS	2009	2008

CURRENT ASSETS: Cash and cash equivalents	$64,766	$32,310
Accounts receivable, less allowances of $10,401 in 2009 and $9,718 in 2008	54,607	49,417
Inventories, net	48,775	40,933
Deferred income taxes	5,585	3,968
Prepaid expenses and other current assets	2,494	2,451
Total current assets	176,227	129,079

PROPERTY, PLANT AND EQUIPMENT, NET	35,065	32,243

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	577,466	616,670
Debt issuance costs, net	9,860	12,253
Other	2,542	2,727
Total other noncurrent assets	589,868	631,650

TOTAL ASSETS	$801,160	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
November 30, 2009 and 2008
(In thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2009	2008

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$3,000
Accounts payable	22,216	18,116
Bank overdrafts	461	1,184
Accrued liabilities	21,345	21,293
Total current liabilities	47,022	43,593

LONG-TERM DEBT, less current maturities	388,040	456,500

DEFERRED INCOME TAXES	41,001	35,412

OTHER NONCURRENT LIABILITIES	935	1,609

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred shares, without par value, authorized 1,000, none issued	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 18,916 in 2009 and 18,978 in 2008	30,640	28,926
Retained earnings	294,401	231,230
	325,041	260,156
Cumulative other comprehensive income (loss), net of taxes
Interest rate hedge adjustment	(274)	(1,787)
Foreign currency translation adjustment	664	(968)
Unrealized actuarial gains and losses	(1,269)	(1,543)
Total shareholders’ equity	324,162	255,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$801,160	$792,972

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
For the Years Ended November 30, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007

TOTAL REVENUES	$463,342	$454,879	$423,378

COSTS AND EXPENSES:
Cost of sales	139,768	131,620	129,055
Advertising and promotion	105,684	118,093	112,206
Selling, general and administrative	60,300	62,590	57,878
Impairment of indefinite-lived intangible assets	38,258	—	—
Product recall expenses	—	6,269	—
Litigation settlement	—	11,271	—
Acquisition expenses	—	—	2,057
Total costs and expenses	344,010	329,843	301,196

INCOME FROM OPERATIONS	119,332	125,036	122,182

OTHER INCOME (EXPENSE):
Interest expense	(20,784)	(25,310)	(29,930)
Investment and other income, net	327	715	1,460
Loss on early extinguishment of debt	(1,571)	(526)	(2,633)
Total other income (expense)	(22,028)	(25,121)	(31,103)

INCOME BEFORE INCOME TAXES	97,304	99,915	91,079

PROVISION FOR INCOME TAXES	34,133	33,629	31,389

NET INCOME	$63,171	$66,286	$59,690

NUMBER OF COMMON SHARES:
Weighted average outstanding, basic	19,178	18,980	18,927
Weighted average and potential dilutive outstanding	19,281	19,364	19,350

NET INCOME PER COMMON SHARE:

Basic	$3.29	$3.49	$3.15

Diluted	$3.28	$3.42	$3.08

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
For the Years Ended November 30, 2009, 2008 and 2007
(In thousands)

	Common Shares	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total
Balance, November 30, 2006	$30,452	$105,965	$(836)	$135,581
Comprehensive income (loss):
Net income	—	59,690	—	59,690
Interest rate hedge adjustment, net of taxes of $671	—	—	(1,150)	(1,150)
Foreign currency translation adjustment	—	—	1,247	1,247
Total comprehensive income	—	—	—	59,787
Adjustment to initially apply certain provisions of FASB ASC Topic 715 and recognize postretirement loss, net of taxes of $9	—	—	(8)	(8)
Stock option expense	6,208	—	—	6,208
Stock options exercised	16,661	—	—	16,661
Tax benefit realized from stock option plans	7,938	—	—	7,938
Stock repurchases	(23,601)	—	—	(23,601)
Payment for purchase of note hedge, net of tax benefit	(18,408)	—	—	(18,408)
Proceeds from issuance of warrant	17,430	—	—	17,430
Issuance of 2 common shares for non-employee directors’ compensation	120	—	—	120
Balance, November 30, 2007	$36,800	$165,655	$(747)	$201,708
Comprehensive income (loss):
Net income	—	66,286	—	66,286
Interest rate hedge adjustment, net of taxes of $69	—	—	(40)	(40)
Foreign currency translation adjustment	—	—	(1,976)	(1,976)
Unrealized actuarial gains and losses, net of taxes of $945	—	—	(1,535)	(1,535)
Total comprehensive income	—	—	—	62,735
Stock option expense	6,255	—	—	6,255
Stock options exercised	8,372	—	—	8,372
Tax benefit realized from stock option plans	3,709	—	—	3,709
Stock repurchases	(26,327)	—	—	(26,327)
Issuance of 2 common shares for non-employee directors’ compensation	117	—	—	117
Net cumulative effect of adoption of certain provisions of FASB ASC Topic 740	—	(711)	—	(711)
Balance, November 30, 2008	$28,926	$231,230	$(4,298)	$255,858

	Common Shares	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Total
Balance, November 30, 2008	$28,926	$231,230	$(4,298)	$255,858
Comprehensive income (loss):
Net income	—	63,171	—	63,171
Interest rate hedge adjustment, net of taxes of $931	—	—	1,513	1,513
Foreign currency translation adjustment	—	—	1,632	1,632
Unrealized actuarial gains and losses, net of taxes of $168	—	—	274	274
Total comprehensive income	—	—	—	66,590
Stock option expense	7,851	—	—	7,851
Stock options exercised	2,914	—	—	2,914
Tax benefit realized from stock option plans	311	—	—	311
Stock repurchases	(34,633)	—	—	(34,633)
Issuance of 2 common shares for non-employee directors’ compensation	119	—	—	119
Issuance of 487 common shares	28,700	—	—	28,700
Tax impact of convertible debt settlement	(3,548)	—	—	(3,548)
Balance, November 30, 2009	$30,640	$294,401	$(879)	$324,162

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
For the Years Ended November 30, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$63,171	$66,286	$59,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,667	8,386	8,843
Deferred income taxes	1,854	18,139	12,718
Tax benefit realized from stock options exercised	(311)	(3,709)	(8,291)
Stock option expense	7,770	5,970	5,622
Loss on early extinguishment of debt	1,571	526	2,633
Other, net	117	(1,463)	(189)
Impairment of indefinite-lived intangible assets	38,258	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,190)	(5,664)	(13,901)
Inventories	(7,804)	2,331	(5,820)
Prepaid expenses and other current assets	(43)	(391)	1,249
Accounts payable and accrued liabilities	2,990	1,747	24,180
Net cash provided by operating activities	110,050	92,158	86,734

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,937)	(4,621)	(6,295)
Acquisitions of brands	—	—	(415,765)
(Increase) decrease in other assets, net	2,653	(1,534)	1,910
Net cash used in investing activities	(4,284)	(6,155)	(420,150)

FINANCING ACTIVITIES:
Repayment of long-term debt	(20,260)	(38,000)	(154,500)
Proceeds from long-term debt	—	—	400,000
Proceeds from borrowings under revolving credit facility	1,000	151,500	159,000
Repayments of revolving credit facility	(20,500)	(162,000)	(129,000)
Change in bank overdraft	(723)	(6,400)	1,760
Repurchase of common shares	(34,633)	(26,327)	(23,601)
Proceeds from exercise of stock options	2,914	8,372	16,661
Purchase of note hedge	—	—	(29,500)
Proceeds from issuance of warrants	—	—	17,430
Increase in debt issuance costs	(1,490)	—	(9,383)
Debt retirement costs	(151)	—	—
Premium paid on interest rate cap agreement	—	—	(114)
Proceeds from sale of interest rate cap	—	—	909
Tax benefit realized from stock options exercised	311	3,709	8,291
Net cash (used in) provided by financing activities	(73,532)	(69,146)	257,953

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	222	46	343

CASH AND CASH EQUIVALENTS:
Increase (decrease) for the year	32,456	16,903	(75,120)
At beginning of year	32,310	15,407	90,527
At end of year	$64,766	$32,310	$15,407

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

All monetary and share, other than per share, amounts are expressed in thousands. Our fiscal years ended November 30, 2007, November 30, 2008 and November 30, 2009 are referred to herein as fiscal 2007, fiscal 2008 and fiscal 2009, respectively.

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

CASH AND CASH EQUIVALENTS

We consider all short-term deposits and investments with original maturities of three months or less to be cash equivalents.  Short-term cash investments are placed with high credit quality financial institutions or in low risk, liquid instruments.  These cash and cash equivalents balances periodically exceed the Federal Deposit Insurance Corporation’s insurance limit.  Cash denominated in foreign currency was $8,635 and $6,302 as of November 30, 2009 and 2008, respectively.

INVENTORIES

Inventory costs include materials, labor and factory overhead.  Inventories are valued at the lower of cost using the first-in, first-out (“FIFO”) method or market.  We estimate reserves for inventory obsolescence based on our judgment of future realization.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 7 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation expense for fiscal 2009, fiscal 2008 and fiscal 2007 was $4,172, $4,560 and $4,735, respectively.

PATENTS, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

The costs of acquired patents and other purchased product rights are capitalized and amortized over their respective useful lives, generally 5 years.

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”), require certain fair-value-based tests of the carrying value of indefinite-lived intangible assets at least annually.

See note 4 for a discussion of our annual impairment testing for fiscal 2009, in which we recorded a non-cash impairment charge of $38,258 related to certain of our indefinite-lived intangible assets.

Under FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”) we evaluate whether events and circumstances have occurred that indicate the remaining useful life of finite-lived assets might warrant revision or that the remaining balance may not be recoverable.  When factors indicate that finite-lived assets should have been evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows of the related assets over the remaining lives of the assets in measuring whether the carrying values of finite-lived assets were recoverable.

LIFE INSURANCE

We own 20 life insurance policies on certain current and former members of our board of directors and management that have a cash surrender value of $2,328 and $2,567 as of November 30, 2009 and 2008, respectively.  We anticipate premium costs on these policies to approximate $23 for each of the five succeeding fiscal years.

DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt.  These costs are capitalized and amortized over the term of the related debt.  Amortization expense related to debt issuance costs was $2,505, $2,651 and $2,719 in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.  Accumulated amortization of these costs was $8,059 and $6,434 at November 30, 2009 and 2008, respectively.  In November 2006, we completed a private offering of $125,000 of 2.0% Convertible Senior Notes due 2013 (“2.0% Convertible Notes”) resulting in the capitalization of debt issuance costs of $517 in fiscal 2007, which is being amortized as additional interest expense through 2013.  In January 2007, we completed an amendment to the Amended Revolving Credit Facility resulting in the capitalization of debt issuance costs of $5,507, which is being amortized as additional interest expense through 2013.  In April 2007, we completed an amendment to our Credit Facility resulting in additional debt issuance costs of $625, which is being amortized as additional interest expense through 2013.  In April 2007, we completed a private offering of $100,000 of 1.625% Convertible Senior Notes due 2014 (“1.625% Convertible Notes”) resulting in the capitalization of debt issuance costs of $2,734, which is being amortized as additional interest expense through 2014.  In September 2009, we completed an amendment to our Credit Facility resulting in additional debt issuance costs of $1,490, which is being amortized as additional interest expense through 2013.

During 2007, we repaid $153,000 of the term loan under the Credit Facility, retiring a proportional share of the related debt issuance costs and recording a loss on extinguishment of debt of $2,633.  During 2008, we repaid an additional $35,000 of the term loan under the Credit Facility.  In connection with the term loan repayment, we retired a proportional share of the term loan debt issuance costs and recorded the resulting loss on early extinguishment of debt of $526 in fiscal 2008.  In December 2008, we issued 487 shares of our common stock in exchange for $28,700 of our outstanding 2.0% Convertible Notes, retiring a proportional share of the related debt issuance costs and recording a loss on early extinguishment of debt of $696 in fiscal 2009.  Also during fiscal 2009, we repurchased $17,260 of our 7.0% Senior Subordinated Notes due 2014 (“7.0% Subordinated Notes”) in open market transactions at an average premium of 0.9% above the face amount of the 7.0% Subordinated Notes, retiring a proportional share of the related debt issuance costs.  The premium paid for the 7.0% Subordinated Notes combined with the early extinguishment of the proportional debt issuance costs resulted in a loss on early extinguishment of debt of $875 in fiscal 2009.

BANK OVERDRAFT

Bank overdraft represents outstanding checks in excess of current cash levels.  We fund bank overdrafts from our short-term investments and our operating cash flows.

PRODUCT DEVELOPMENT

Product development costs relate primarily to the development of new products and are expensed as incurred.  Such expenses were $6,739, $5,672 and $5,525 in fiscal 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses on our consolidated statements of income.

ADVERTISING EXPENSES

The cost of advertising is expensed in the fiscal year in which the related advertising takes place.  Production and communication costs are expensed in the period in which the related advertising begins running.  Advertising expense for fiscal 2009, 2008 and 2007 was $66,984, $76,405, and $74,510, respectively.  At November 30, 2009 and 2008, we reported $953 and $1,251, respectively, of advertising paid for in fiscal 2009 and fiscal 2008, which will run or did run in the next fiscal year.  These amounts are included in prepaid expenses and other current assets in the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of our Canadian, United Kingdom (“U.K.”), Irish, Grecian and Peruvian subsidiaries are translated to U.S. dollars at year-end exchange rates.  Income and expense items are translated at average rates of exchange prevailing during the year.  Translation adjustments are accumulated as a separate component of shareholders’ equity.  Gains (losses) which result from foreign currency transactions amounted to $693, $(982) and $295 in fiscal 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses on our consolidated statements of income.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Several different estimates or methods can be used by management that might yield different results.  The following are the significant estimates used by management in the preparation of the consolidated financial statements for fiscal 2009, 2008 and 2007:

Allowance For Doubtful Accounts

As of November 30, 2009, an estimate was made of the collectibility of the outstanding accounts receivable balances.   This estimate requires the utilization of outside credit services, knowledge about the customer and the customer’s industry, new developments in the customer’s industry and operating results of the customer as well as general economic conditions and historical trends.  When all these facts are compiled, a judgment as to the collectibility of the individual account is made.   Many factors can impact this estimate, including those noted in this paragraph.  The adequacy of the estimated allowance may be impacted by the deterioration in the financial condition of a large customer, weakness in the economic environment resulting in a higher level of customer bankruptcy filings or delinquencies and the competitive environment in which the customer operates.  During the year ended November 30, 2009, we performed an assessment of the collectibility of trade accounts receivable and did not make any significant adjustments to our estimate of allowance for doubtful accounts.  The balance of allowance for doubtful accounts was $483 and $419 at November 30, 2009 and 2008, respectively.

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

Our estimate of product returns for seasonal and non-seasonal products was $1,503 and $1,276 as of November 30, 2009, $1,376 and $1,270 as of November 30, 2008 and $1,174 and $1,254 as of November 30, 2007.  Due to higher sales volume during fiscal 2009 and 2008, we increased our estimate of seasonal returns by $127 and $202, respectively, which resulted in a decrease to net sales in our consolidated financial statements.  During fiscal 2009 and 2008, our estimate of non-

seasonal returns remained consistent as compared to fiscal 2008 and 2007, respectively.  Each percentage point change in the seasonal return rate would impact net sales by approximately $207.  Each percentage point change in the non-seasonal return rate would impact net sales by approximately $638.

We routinely enter into agreements with customers to participate in promotional programs.  The cost of these programs is recorded as either advertising and promotion expense or as a reduction of sales.  A significant portion of the programs are recorded as a reduction of sales and generally take the form of coupons and vendor allowances, which are normally taken via temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We also enter into cooperative advertising programs with certain customers, the cost of which is recorded as advertising and promotion expense.  In order for retailers to receive reimbursement under such programs, the retailer must meet specified advertising guidelines and provide appropriate documentation of the advertisement being run.

We analyze promotional programs in two primary categories -- coupons and vendor allowances.  Customers normally utilize vendor allowances in the form of temporary price reductions, scan downs, display activity and participations in in-store programs provided uniquely by the customer.  We estimate the accrual for outstanding coupons by utilizing a third-party clearinghouse to track coupons issued, coupon value, distribution and expiration dates, quantity distributed and estimated redemption rates that are provided by us.  We estimate the redemption rates based on internal analysis of historical coupon redemption rates and expected future retail sales by considering recent point of sale data.  The estimate for vendor allowances is based on estimated unit sales of a product under a program and amounts committed for such programs in each fiscal year.  Estimated unit sales are determined by considering customer forecasted sales, point of sale data and the nature of the program being offered.  The three most recent years of expected program payments versus actual payments made and current year retail point of sale trends are analyzed to determine future expected payments.  Customer delays in requesting promotional program payments due to their audit of program participation and resulting request for reimbursement is also considered to evaluate the accrual for vendor allowances.  The cost of these programs is often variable based on the number of units actually sold.  As of November 30, 2009, the coupon accrual and reserve for vendor allowances were $2,064 and $5,970, respectively, and $1,756 and $4,907, respectively, as of November 30, 2008.  Each percentage point change in promotional program participation would impact net sales by approximately $272 and advertising and promotion expense by an insignificant amount.

Income Taxes

We account for income taxes using the asset and liability approach as prescribed by FASB ASC Topic 740, “Income Taxes” (“ASC 740”). This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Using the enacted tax rates in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of an asset or liability. We adopted certain provisions of ASC 740 on December 1, 2007, which clarified the accounting for uncertainty in income taxes recognized in the financial statements.  Our estimated annual effective income tax rate during fiscal 2009 was 35.1%, as compared to 33.7% in fiscal 2008 and 34.5% in fiscal 2007.

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

In November 2006, we entered into an interest rate swap agreement effective January 2007 as a means of managing our interest rate exposure and not for trading purposes. As of November 30, 2009, the interest rate swap was deemed to be an effective cash flow hedge and the change in fair value of $1,513, net of tax, was recorded to other comprehensive income.  The swap expired on January 15, 2010.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which subject us to concentrations of credit risk, consist primarily of accounts receivable and short-term cash investments.  Our exposure to credit risk associated with nonpayment of accounts receivable is affected by conditions or occurrences within the retail industry.  As a result, we perform ongoing credit evaluations of our customers’ financial position but generally require no collateral from our customers.  Our largest customer accounted for 33% of domestic sales in fiscal 2009, 2008 and 2007.  That same customer accounted for 33% of domestic accounts receivable as of November 30, 2009 and 2008 and 28% of domestic accounts receivable as of November 30, 2007.  No other customer exceeded 10% of our domestic sales as of November 30, 2009, 2008 and 2007.  One other customer exceeded 10% of our domestic accounts receivable as of November 30, 2009.  No other customer exceeded 10% of our domestic accounts receivable as of November 30, 2008 and 2007. Shoppers Drug Mart, a Canadian retailer, accounted for more than 10% of our international revenues.  Our ten largest customers represented approximately 74% of total revenues during fiscal 2009, and approximately 74% of our total domestic accounts receivable at November 30, 2009.

OTHER CONCENTRATIONS

We purchase raw materials and packaging materials from a number of third party suppliers primarily on a purchase order basis.  Except for pamabrom, pyrilamine maleate and compap, active ingredients used in our Pamprin and Prēmsyn PMS products, we are not limited to a single source of supply for the ingredients used in the manufacture of our products.  Net sales of Pamprin and Prēmsyn PMS products in fiscal 2009 represented $11,619 of our consolidated total revenues in that year.  In addition, we have a limited source of supply for selenium sulfide, the active ingredient in Selsun Blue.  As a result of the limited supply and increase in worldwide demand, prices have been and are expected to be volatile.  We believe that our current sources of supply and potential alternative sources will be adequate to meet future product demands.

SHIPPING AND HANDLING COSTS

Shipping and handling costs of $14,247, $15,479 and $12,105 for fiscal 2009, 2008 and 2007, respectively, are included in selling, general and administrative expenses on our consolidated statements of income.

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

We account for stock-based compensation under the provisions of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award.  ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The following table represents the impact of stock-based compensation expense on our consolidated statements of income during fiscal 2009, 2008 and 2007 respectively:

	For the Year Ended November 30,
	2009	2008	2007
Income from operations	$7,770	$5,970	$5,622
Provision for income taxes	2,727	2,012	1,940
Net income	$5,043	$3,958	$3,682

Basic net income per share	$0.26	$0.21	$0.19
Diluted net income per share	$0.26	$0.20	$0.19

The fair value of each option award is estimated on the date of grant using the Flex Lattice Model that uses the assumptions noted in the following table.  The risk-free interest rate is based on the yield of an applicable term Treasury instrument, the dividend yield is a result of our expectation that we will not pay a dividend in the foreseeable future, the expected life of the option is based on historical exercise behavior and the option’s expected volatility is based on the historical volatility of our common stock price.  The following assumptions were used to determine the fair value of stock options grants:

	For the Year Ended November 30,
	2009	2008	2007
Risk-free interest rate	2.61%	3.84%	4.47%
Expected dividend yield	0%	0%	0%
Expected volatility	37%	36%	34%
Expected life (years)	6	6	6

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB amended certain provisions of ASC Topic 805, “Business Combinations” (previously reported as Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations”).  This amendment establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, liabilities assumed and intangible assets acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of this amendment are effective for acquisitions closing after the first annual reporting period beginning after December 15, 2008.  Accordingly, we will apply the provisions of this amendment prospectively to business combinations consummated beginning in the first quarter of our fiscal 2010.  We do not expect this amendment to have an effect on our previous acquisitions.

In March 2008, the FASB amended certain provisions of ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously reported as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  This amendment requires enhanced disclosures about an entity’s derivative and hedging activities. This amendment expands the disclosure requirement, with the intent to provide users of financial statements adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. This amendment is effective for quarterly interim periods beginning after November 15, 2008 and fiscal years that include those quarterly interim periods. We have included all disclosures as required by this amendment, none of which have a material impact on our financial statements.

In April 2008, the FASB amended certain provisions of ASC 350 (previously reported as FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”).  In determining the useful life of intangible assets, this amendment removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. This amendment also requires expanded disclosure related to the determination of intangible asset useful lives and is effective for financial statements issued for fiscal years beginning after December 15, 2008, or our fiscal 2010.  We do not expect this amendment to have a material impact on our financial statements.

In May 2008, the FASB amended certain provisions of ASC Topic 740, “Debt” (previously reported as FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”).  This amendment specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date when interest is recognized in subsequent periods.  Upon adoption of this amendment, the proceeds received from the issuance of the 2.0% Convertible Notes and the 1.625% Convertible Notes (collectively, the “Convertible Notes”) will be allocated between the liability and equity component by determining the fair value of the liability component using our non-convertible debt borrowing rate at the time the Convertible Notes were issued.  The difference between the proceeds of the Convertible Notes and the calculated fair value of the liability component will be recorded as a debt discount with a corresponding increase to common shares in our consolidated balance sheet.  The debt discount will be amortized as additional non-cash interest expense over the remaining life of the Convertible Notes using the effective interest rate method.  Although this amendment will have no impact on our cash flows, it will result in additional non-cash interest expense until maturity or early extinguishment of the Convertible Notes.  The provisions of this amendment are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010, and interim periods within those fiscal years.  Upon adoption of this amendment, we estimate non-cash interest expense will increase for the fiscal years ended November 30, 2009 and 2008 by approximately $6,600 and $7,200 (or $0.21 and $0.23 per share), respectively.  The additional non-cash interest expense is expected to increase each fiscal year as the Convertible Notes approach their respective maturity dates and accrete to their face values.

In December 2008, the FASB amended certain provisions of ASC Topic 715, “Compensation – Retirement Benefits” (previously reported as FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  This amendment enhances the required disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including investment allocations decisions, inputs and valuations techniques used to measure the fair value of plan assets and significant concentrations of risks within plan assets.  This amendment is effective for financial statements issued for fiscal years ending after December 15, 2009, or our fiscal 2010 and we do not expect it to have a material impact on our financial statements.

In April 2009, the FASB amended certain provisions of ASC Topic 825, “Financial Instruments” (previously reported as FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This amendment, which requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, was effective for us for the quarter ended August 31, 2009. The adoption of this amendment did not have a material impact on our financial statements.

In May 2009, the FASB amended certain provisions of ASC Topic 855, “Subsequent Events” (previously reported as SFAS No. 165, “Subsequent Events”).  This amendment provides general standards of accounting for and disclosure of subsequent events and clarifies that management must evaluate, as of each reporting period (i.e. interim and annual), events or transactions that occur after the balance sheet date through the date the financial statements for such reporting period are issued. It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. This amendment is effective prospectively for interim or annual financial periods ending after June 15, 2009 and was adopted in the third quarter of fiscal 2009 (see note 13).

In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01, the FASB Accounting Standards Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”).  This update eliminates the previous levels of U.S. GAAP. It does not include any guidance or interpretations of GAAP beyond what is already reflected in the FASB literature. It merely takes previously issued FASB standards and other authoritative pronouncements, changes the nomenclature previously used to refer to FASB standards, and includes them in specific topic areas. We have adopted ASU 2009-01, which was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.

 (3)           SHAREHOLDERS’ EQUITY

COMPUTATION OF EARNINGS PER SHARE

The following table presents the computation of per share earnings for the years ended November 30, 2009, 2008 and 2007, respectively:

	For the Year Ended November 30,
	2009	2008	2007

NET INCOME:	$63,171	$66,286	$59,690

NUMBER OF COMMON SHARES:
Weighted average outstanding	19,178	18,980	18,927
Issued upon assumed exercise of outstanding stock options	—	53	345
Issued upon assumed exercise of convertible notes	103	328	69
Effect of issuance of restricted common shares	—	3	9
Weighted average and potential dilutive outstanding (1)	19,281	19,364	19,350

NET INCOME PER COMMON SHARE:

Basic	$3.29	$3.49	$3.15

Diluted	$3.28	$3.42	$3.08

 (1) Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price was greater than the average market price of common shares outstanding as follows:  974 shares in fiscal 2009, 609 shares in fiscal 2008 and 249 shares in fiscal 2007.

STOCK OPTIONS

We have granted stock options to key employees and non-employee directors under the plans described in note 2.  A summary of the activity of stock options during fiscal 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	1,510	$50.23	1,458	$40.43	1,936	$27.63
Granted	387	55.55	368	70.85	427	60.05
Exercised	(75)	39.06	(303)	27.69	(824)	20.23
Cancelled	(12)	61.26	(13)	58.82	(81)	43.36

Outstanding at end of year	1,810	$51.75	1,510	$50.23	1,458	$40.43

Options exercisable at year-end	877	$43.94	607	$37.74	571	$29.56

Weighted average fair value of options granted		$21.00		$27.97		$24.63
Fair value of options granted		$8,122		$10,277		$10,505
Fair value of options vested		$7,808		$5,970		$5,665
Intrinsic value of options exercised		$1,844		$13,994		$33,574

As of November 30, 2009, the aggregate intrinsic value of stock options outstanding was $28,039 and the weighted average remaining contractual life was four years.  The aggregate intrinsic value of stock options exercisable was $20,072 and the weighted average remaining contractual life was three years.

As of November 30, 2009, we had $15,921 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately three years.  The stock option compensation expense is included partly in cost of sales, advertising and promotion expenses and selling, general and administrative expenses in the consolidated statements of income.  We capitalized $221 and $183 of stock option compensation cost as a component of the carrying cost of inventory as of November 30, 2009 and 2008, respectively.

A summary of the exercise prices for options outstanding under our stock-based compensation plans at November 30, 2009 is presented below:

Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$ 4.66 - $37.96	241	$ 26.25	3.45	232	$ 25.88
$38.07 - $52.37	464	40.36	2.51	367	40.38
$55.53 - $59.73	386	55.75	5.39	11	59.19
$59.77 - $65.31	354	59.91	3.45	171	59.86
$67.73 - $71.83	365	70.90	5.12	96	70.91
Total	1,810	51.75	3.96	877	43.94

PREFERRED SHARES

We are authorized to issue up to 1,000 preferred shares in series and with rights established by the board of directors.  At November 30, 2009 and 2008, no shares of any series of preferred stock were issued and outstanding.

STOCK REPURCHASE

On September 30, 2009, our board of directors increased the repurchase authorization to a total of $100,000 of our common stock under the terms of our existing stock repurchase program.

In fiscal 2009, 626 shares at a cost of $34,633 were repurchased, in fiscal 2008, 418 shares were repurchased at a cost of $26,327 and in fiscal 2007, 400 shares at a cost of $23,601 were repurchased.  The repurchased shares were retired and returned to unissued.  As of January 20, 2010, the amount available under the authorization from the board of directors was $91,474.

SHAREHOLDER RIGHTS AGREEMENT

On January 27, 2000, we entered into the Rights Agreement.  Under the Rights Agreement, rights were constructively distributed as a dividend at the rate of one right for each share of our common stock, without par value, held by shareholders of record as of the close of business on February 11, 2000.  As a result of the two-for-one split of our common stock on November 29, 2002, there is now one-half (1/2) right associated with each share of common stock outstanding.  Each right initially will entitle shareholders to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock at an exercise price of $90.00 per right, subject to adjustment.  The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of our common stock.  If the rights are triggered, the resulting issued shares would be included in the calculation of diluted earnings per share.  As of November 30, 2009, no person or group has acquired beneficial ownership of 15% of our common stock, therefore, no rights have been exercised.  In December 2009, the Rights Agreement was amended to, among other things, exempt actions taken by sanofi, Merger Sub or their subsidiaries, affiliates or associates in connection with the Merger and the other transactions contemplated by the Merger Agreement from the operative provisions of the Rights Agreement and extend the expiration of the Rights Agreement to the earlier of (1) 5:00 P.M. Chattanooga, Tennessee time on May 30, 2010 or (2) immediately prior to the effective time of the Merger.  If the Merger Agreement is terminated, the amendment to the Rights Agreement will be of no more force and effect and the Rights Agreement will remain as it existed prior to the execution of the amendment.

RESTRICTED STOCK ISSUANCE

We have previously issued restricted shares of common stock to certain employees under our 2003 Stock Incentive Plan.  These amounts were amortized using the straight-line method over respective four year periods from the date of issuance as additional compensation expense.  Amortization expense for restricted stock issued was $43, $286 and $565 in fiscal 2009, 2008 and 2007, respectively.  No restricted shares of common stock were issued in fiscal 2009, 2008 and 2007.  As of November 30, 2009, the restrictions on all previously granted restricted shares of our common stock had expired.

 (4)           PATENT, TRADEMARKS AND OTHER PURCHASED PRODUCT RIGHTS

During fiscal 2009, 2008 and 2007, we performed impairment testing of our intangible assets as prescribed by ASC 350.  As a result of this analysis, we recognized a non-cash impairment charge of $38,258 in the fourth quarter of fiscal 2009.  The impairment charge related to certain brands within the dietary supplement category that represented approximately 4% of fiscal 2009 consolidated total revenues.  The impairment charge was a result of the consideration of adverse circumstances in connection with our annual financial budget process including, but not limited to, the current and expected competitive environment and market conditions in which these respective brands are marketed and expectations of lost distribution with certain of our retail customers as a result of declining sales.  The fair value used to determine the impairment charge was calculated using the discounted cash flow valuation methodology and was compared to the respective book value carrying amount of those brands to determine the impairment charge.  The aggregate remaining book value carrying amount for those brands, after giving consideration to the impairment write-down, is $11,349.

Although the estimates made in assessing the fair value of our indefinite-lived intangible assets represent management’s best estimate, the estimates and assumptions made are subject to significant uncertainties.  Consequently, changing rates of interest and inflation, declining sales, increases in competition, changing consumer preferences, technical advances or reductions in advertising and promotion may require additional impairments in the future.  The valuations indicated no impairment in 2008 and 2007.

The carrying value of indefinite-lived intangible assets, which are not subject to amortization under the provisions of ASC 350, was $575,070 and $613,328 as of November 30, 2009 and 2008, respectively.

The gross carrying amount of intangible assets subject to amortization at November 30, 2009 and 2008, which consist primarily of non-compete agreements and shelf presence, was $7,028.  The related accumulated amortization of these intangible assets at November 30, 2009 and 2008 was $4,632 and $3,687, respectively.  Amortization of our intangible assets subject to amortization under the provisions of SFAS 142 was $945, $890 and $824 for fiscal 2009, 2008 and 2007, respectively.  Estimated annual amortization expense for these assets for fiscal 2010, 2011, 2012, 2013 and 2014 is $925, $925, $208, $75 and $53, respectively.  Royalty expense related to other purchased product rights for fiscal 2009, 2008 and 2007 was $19, $53 and $62, respectively.  Amortization and royalty expense are included in advertising and promotion expense in the accompanying consolidated statements of income.

(5)           LONG-TERM DEBT

Long-term debt consisted of the following as of November 30, 2009 and 2008:

	2009	2008
Revolving Credit Facility due 2013 at a variable rate of 6.07% as of November 30, 2008	$—	$19,500
2.0% Convertible Senior Notes due 2013	96,300	125,000
1.625% Convertible Senior Notes due 2014	100,000	100,000
Term Loan due 2013 at a variable rate of 5.62% and 6.57% as of November 30, 2009 and 2008, respectively	104,500	107,500
7.0% Senior Subordinated Notes due 2014	90,240	107,500
Total long-term debt	391,040	459,500
Less: current maturities	3,000	3,000
Total long-term debt, net of current maturities	$388,040	$456,500

In February 2004, we entered into a Senior Secured Revolving Credit Facility with a maturity date of February 2009 (the “Revolving Credit Facility”) with Bank of America, N.A. that provided an initial borrowing capacity of $25,000 and an additional $25,000, subject to successful syndication.  In March 2004, we entered into a commitment agreement with a syndicate of commercial banks led by Bank of America, N.A., as agent, that enabled us to borrow up to a total of $50,000 under the Revolving Credit Facility and an additional $50,000, subject to successful syndication.  In November 2005, we entered into an amendment to our Revolving Credit Facility (the “Amended Revolving Credit Facility”) that, among other things, increased our borrowing capacity under the facility from $50,000 to $100,000, increased our flexibility to repurchase shares of our stock, improved our borrowing rate under the facility and extended the maturity date to November 2010.  Upon successful syndication, we were able to increase the borrowing capacity under the Amended Revolving Credit Facility by $50,000 to an aggregate of $150,000.  In November 2006, we entered into an amendment to our Amended Revolving Credit Facility that, among other things, permitted the sale of the 2.0% Convertible Notes.  In January 2007, we completed an amendment to the Amended Revolving Credit Facility providing for up to a $100,000 revolving credit facility and a $300,000 term loan (the “Credit Facility”).  The proceeds from the term loan under the Credit Facility were used to finance in part the acquisition of the five consumer and OTC brands from Johnson & Johnson.  The Credit Facility includes “accordion” features that permit us under certain circumstances to increase our borrowings under the revolving credit facility by $50,000 and to borrow an additional $50,000 as a term loan, subject to successful syndication.  In April 2007, we entered into an amendment to our Credit Facility that, among other things, permitted the sale of the 1.625% Convertible Notes and reduced the applicable interest rates on the revolving credit facility portion of our Credit Facility.  In September 2009, we entered into an amendment to our Credit Facility that, among other things, extended the maturity date of the revolving credit facility portion of our Credit Facility to January 2013, increased the applicable interest rates in the revolving credit facility portion of our Credit Facility and increased our flexibility to repurchase shares of our common stock and 7.0% Subordinated Notes.

Borrowings under the revolving credit facility portion of our Credit Facility bear interest at LIBOR plus applicable percentages of 2.25% to 2.75% or the highest of the federal funds rate plus 0.50%, the prime rate or the Eurodollar base rate plus 1.00% (the “Base Rate”), plus applicable percentages of 1.25% to 1.75%.  The applicable percentages are calculated based on our leverage ratio.  As of November 30, 2009 and 2008, respectively we had $0 and $19,500 of borrowings outstanding under the revolving credit facility portion of our Credit Facility.  As of January 20, 2010, we had no borrowings outstanding under the revolving credit facility portion of our Credit Facility and our borrowing capacity was $100,000.

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

Borrowings under the Credit Facility are secured by substantially all of our assets, except real property, and shares of capital stock of our domestic subsidiaries held by us and by the assets of the guarantors (our domestic subsidiaries).  The Credit Facility contains covenants, representations, warranties and other agreements by us that are customary in credit agreements and security instruments relating to financings of this type.  The significant financial covenants include fixed charge coverage ratio, leverage ratio, senior secured leverage ratio and brand value calculations.  As of November 30, 2009, we were in compliance with all covenants in our Credit Facility.

In February 2004, we issued and sold $125,000 of 7.0% Subordinated Notes.  During fiscal 2005, we repurchased $17,500 of our 7.0% Subordinated Notes in the open market at an average premium of 1.6% over the principal amount of the notes.  During fiscal 2009, we repurchased an additional $17,260 of our 7.0% Subordinated Notes in open market transactions at an average premium of 0.9% above the face amount of the 7.0% Subordinated Notes.  In connection with the repurchase, we retired a proportional share of the related debt issuance costs.  The premium paid off the 7.0% Subordinated Notes, combined with early extinguishment of the proportional debt issuance costs, resulted in a loss on extinguishment of debt of $875.  The outstanding balance of the remaining 7.0% Subordinated Notes was reduced to $90,240.

Interest payments on the 7.0% Subordinated Notes are due semi-annually in arrears in March and September.  Our domestic subsidiaries are guarantors of the 7.0% Subordinated Notes.  The guarantees of the 7.0% Subordinated Notes are unsecured senior subordinated obligations of the guarantors.  At any time after March 1, 2009, we may redeem any of the 7.0% Subordinated Notes upon not less than 30 nor more than 60 days’ notice at redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest, if any, and liquidation damages, if any, to the applicable redemption rate, if redeemed during the twelve-month periods beginning March 2009 at 103.500%, March 2010 at 102.333%, March 2011 at 101.167% and March 2012 and thereafter at 100.000%.  As of January 20, 2010, no such redemption has occurred.

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

In November 2006, we entered into an interest rate swap (“swap”) agreement effective January 2007.  The swap has decreasing notional principal amounts beginning October 2007 and a swap rate of 4.98% over the life of the agreement.  During the second and fourth quarters of fiscal 2008, we retired a portion of the swap for $270 and $26, respectively, and during the first quarter of fiscal 2009, we retired a portion of the swap for $195, which was recorded as additional interest expense in the accompanying consolidated statement of income.  As of November 30, 2009, we had $75,500 of LIBOR based borrowings hedged under the provisions of the swap.  During fiscal 2009, the decrease in fair value of the swap of $1,513, net of tax, was recorded to other comprehensive income.  The current portion of the fair value of the swap of $906 is included in accrued liabilities.  As of November 30, 2009, the swap was deemed to be an effective cash flow hedge.  The fair value of the swap agreement is valued by a third party.  The swap agreement expired on January 15, 2010.

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

Pursuant to certain provisions of ASC 815 (previously reported as EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion”, EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”  and EITF 01-6,  “The Meaning of Indexed to a Company’s Own Stock”), the 2.0% Convertible Notes and the 1.625% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 2.0% Convertible Notes and the 1.625% Convertible Notes have not been accounted for as separate derivatives. Additionally, the note hedges and warrants are accounted for as equity transactions, and therefore, the payments associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in common shares in shareholders’ equity as separate equity transactions.

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

The future maturities of long-term debt outstanding as of November 30, 2009 are as follows:

2010	$3,000
2011	3,000
2012	3,000
2013	191,800
2014	190,240
$391,040

Cash interest payments during fiscal 2009, 2008 and 2007 were $18,864, $22,247 and $26,671, respectively.

(6)           FAIR VALUE OF FINANCIAL INSTRUMENT

We currently measure and record in the accompanying consolidated financial statements an interest rate swap at fair value.  FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

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

The following table summarizes the interest rate swap measured at fair value in the accompanying consolidated balance sheet:

	Fair Value Measurements as of November 30, 2009
	Level 1	Level 2	Level 3	Total

Liabilities
Interest rate swap (1)	$—	$906	$—	$906

(1)
The total fair value of the interest rate swap is classified as a current liability as of November 30, 2009 and expired on January 15, 2010.  We value this financial instrument using the “Income Approach” valuation technique. This method uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts.

ASC 820 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of November 30, 2009, no assets or liabilities are measured at fair value on a nonrecurring basis.

At November 30, 2009 and 2008, the carrying value of the 7.0% Subordinated Notes and the term loan portion of our Credit Facility approximated fair value based on market prices and market volume for same or similar issues.  At November 30, 2009 and 2008, the fair value of the 2.0% Convertible Notes was determined to be $107,615 and $153,965, respectively, based upon consideration of our closing stock price of $65.84 and $72.57, respectively, compared to the carrying value of $96,300 and $125,000, respectively, and determination of conversion value as defined in the indenture under which the 2.0% Convertible Notes were issued.  At November 30, 2009 and 2008, the fair value of the 1.625% Convertible Notes was determined to be $89,949 and $99,143, respectively, based upon consideration of our closing stock price compared to the carrying value of $100,000 and determination of conversion value as defined in the indenture under which the 1.625% Convertible Notes were issued.  At November 30, 2009 and 2008, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated their respective fair value based on the short term nature of the instruments.

 (7)           INCOME TAXES

The provision for income taxes includes the following components for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Current:
Federal	$29,193	$13,428	$16,850
State	4,186	1,191	1,674
Deferred	754	19,010	12,865
	$34,133	$33,629	$31,389

As of November 30, 2009, we had a foreign tax credit of $1,943 which will expire over nine years beginning in fiscal 2011 through 2019.  In fiscal 2009, 2008 and 2007 income tax benefits of $311, $3,709 and $8,291, respectively, attributable to employee stock option transactions were allocated to shareholders’ equity.

Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes.  Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities at November 30, 2009 and 2008, are as follows:

	2009	2008
Deferred tax assets:
Allowances and accruals	$1,816	$1,511
Inventory reserve	661	484
Stock-based compensation expense	6,390	3,822
Allowance for product returns	932	1,194
Net operating loss carryforwards	2,621	1,844
Accrued postretirement health care benefits	356	491
Note hedge call option	13,509	18,315
Foreign tax credit	1,943	1,988
Other	3,628	3,641
Gross deferred tax assets	31,856	33,290
Valuation allowance	—	—
Net deferred tax assets	31,856	33,290
Deferred tax liabilities:
Depreciation and amortization	66,805	63,976
Prepaid advertising	363	637
Other	104	121
Gross deferred tax liabilities	67,272	64,734
Net deferred tax liability	$35,416	$31,444

The deferred provision for income taxes excludes the tax effect of the portion of the note hedge call option that was retired in 2009 of $2,118, the interest rate hedge adjustment of $931 and $69, and unrealized actuarial gains and losses related to the pension and post retirement health benefit plans of $168 and $945 for fiscal 2009 and 2008, respectively, which are included in the consolidated statements of shareholders’ equity.  The deferred provision for income taxes also excludes the impact of adopting FIN 48 in fiscal 2008 of $711.

The difference between the provision for income taxes and the amount computed by multiplying income before income taxes by the United States statutory rate for fiscal 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Expected federal tax provision	$34,056	$34,970	$31,878
State income taxes, net of federal income tax benefit	2,867	2,077	1,922
Permanent Items	(1,619)	(2,928)	(1,083)
Other, net	(1,171)	(490)	(1,328)
Provision for income taxes	$34,133	$33,629	$31,389

Income taxes paid in fiscal 2009, 2008 and 2007 were $31,484, $11,181, and $7,977, respectively.  We received income tax refunds of $375, $135 and $34 during fiscal 2009, 2008 and 2007, respectively.

We have undistributed earnings of Chattem Canada, our Canadian subsidiary, of approximately $5,380 at November 30, 2009, for which deferred taxes have not been provided.  Such earnings are considered indefinitely invested in the foreign subsidiaries.  If such earnings were repatriated, additional tax expense may result, although the calculation of such additional taxes is not practicable.

The difference between the tax benefit recognized in the financial statements for a tax position and the tax benefit claimed in the tax return is referred to as an unrecognized tax benefit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefit at November 30, 2008	$7,673
Increase for current year positions	1,211
Increase for prior period positions	227
Decrease due to settlements and payments	(216)
Unrecognized tax benefit at November 30, 2009	$8,895

The total amount of net unrecognized tax benefit that, if recognized, would affect the effective tax rate is $1,013 and $890 for the years ended November 30, 2009 and 2008, respectively.  We recognize interest and penalties related to income tax matters as a component of the provision for income taxes.  The total amount of interest and penalties included in the provision for income taxes is $102 and $30 for fiscal 2009 and 2008, respectively. Included in the liability for unrecognized tax benefits we have $254 and $191 for the years ended November 30, 2009 and 2008, respectively, accrued for penalties and interest, net of tax benefits.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to examinations by tax authorities related to U.S. federal income taxes for fiscal years before 2000, state income taxes for fiscal years before 1997 or non-U.S. income taxes for fiscal years before 2000.

(8)           SUPPLEMENTAL FINANCIAL INFORMATION

Inventories consisted of the following at November 30, 2009 and 2008:

	2009	2008

Raw materials and work in process	$22,741	$16,753
Finished goods	26,034	24,180
Total inventories	$48,775	$40,933

International inventories included above were $3,694 and $3,328 at November 30, 2009 and 2008, respectively.

Property, plant and equipment consisted of the following at November 30, 2009 and 2008:

	2009	2008
Land	$1,123	$1,123
Buildings and improvements	11,794	11,228
Machinery and equipment	65,503	60,269
Package design and tooling	8,956	8,241
Construction in progress	4,196	4,824
Total property, plant and equipment	91,572	85,685
Less – accumulated depreciation	(56,507)	(53,442)
Property, plant and equipment, net	$35,065	$32,243

Accrued liabilities consisted of the following at November 30, 2009 and 2008:

	2009	2008
Interest	$2,096	$3,216
Salaries, wages and commissions	4,561	5,333
Product advertising and promotion	3,455	2,611
Litigation settlements and legal fees	1,305	799
Income taxes payable	7,666	4,636
Interest rate swap	906	2,602
Other	1,356	2,096
Total accrued liabilities	$21,345	$21,293

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

The following unaudited consolidated pro forma information assumes the J&J Acquisition had occurred at the beginning of the period presented:

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS (Unaudited)

Year Ended
November 30, 2007

Total revenue	$432,559
Net income	60,472
Earnings per share – basic:	3.20
Earnings per share – diluted:	3.13

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

In addition to the previously described plans, we also sponsor a defined contribution plan that covers substantially all employees.  Eligible employees are allowed to contribute their eligible compensation up to the applicable annual elective deferral and salary reduction limits as set forth by the IRS.  We make matching contributions of 25% on the first 6% of contributed compensation.  Our expense for the matching contribution totaled $309 in fiscal 2009, $293 in fiscal 2008 and $286 in fiscal 2007.  In addition to matching contributions, safeharbor contributions equaling 3% of eligible annual compensation are made on behalf of eligible participants.  Safeharbor contributions totaled $921 in fiscal 2009, $879 in fiscal 2008 and $775 in fiscal 2007.  Our contributions to this plan are expensed as incurred.

The frozen status of the Pension Plan prevents any future salary increase of participants from affecting the plan’s accumulated benefit obligation.  Therefore, the Pension Plan’s projected benefit obligation continually equals the accumulated benefit obligation.   In fiscal 2009, the Pension Plan recognized previously unrecognized actuarial losses in the amount of $184 as a component of net periodic cost.  Amortization of the cumulative net loss in the amount of $120 is expected to be recognized as a component of net periodic pension cost in fiscal 2010.

The Retiree Health Plan recognized a previously unrecognized actuarial gain in the amount of $142 in fiscal 2009 as a result of a decrease in plan participants.  An actuarial gain in the amount of $142 is expected in fiscal 2010.

Net periodic (benefit) cost for fiscal 2009, 2008 and 2007 was comprised of the following components:

	Pension Plan			Retiree Health Plan
	2009	2008	2007	2009	2008	2007
Service cost	$—	$—	$—	$6	$7	$21
Interest cost	605	576	609	59	55	56
Expected return on plan assets	(700)	(921)	(937)	—	—	—
Recognized net actuarial (gain)/loss	184	—	—	(142)	(136)	(96)
Settlement/Curtailment loss	—	—	89	—	—	—
Net periodic (benefit) cost	$89	$(345)	$(239)	$(77)	$(74)	$(19)

For each plan the changes in plan assets are as follows for fiscal 2009 and 2008:

	Pension Plan		Retiree Health Plan
	2009	2008	2009	2008
Plan assets at fair value, beginning of year	$8,873	$11,883	$—	$—
Actual return on plan assets	1,294	(2,320)	—	—
Employer contribution	—	—	59	58
Benefits paid	(234)	(690)	(59)	(58)
Plan assets at fair value, end of year	$9,933	$8,873	$—	$—

For each plan, the changes in the benefit obligations are as follows for fiscal 2009 and 2008:

	Pension Plan		Retiree Health Plan
	2009	2008	2009	2008
Benefit obligation, beginning of year	$9,226	$10,165	$936	$1,003
Service cost	—	—	6	7
Interest cost	605	576	59	55
Actuarial (gain)/loss	200	(825)	(7)	(71)
Benefits paid	(234)	(690)	(59)	(58)
Benefit obligation, end of year	$9,797	$9,226	$935	$936

The following table sets forth the funded status of each plan as of November 30, 2009 and 2008:

	Pension Plan		Retiree Health Plan
	2009	2008	2009	2008
Plan assets at fair value	$9,933	$8,873	$—	$—
Benefit obligation	9,797	9,226	935	936
Funded status prepaid (deficiency)	136	(353)	(935)	(936)
Unrecognized actuarial net (gain)/loss	2,193	2,771	(142)	(277)
Total recognized in the consolidated balance sheet	$2,329	$2,418	$(1,077)	$(1,213)

Amounts recognized in our consolidated balance sheets as of November 30, 2009 and 2008 consist of the following:

	Pension Plan		Retiree Health Plan
	2009	2008	2009	2008
Deferred income tax assets (liabilities)	$836	$1,057	$(54)	$(106)
Other noncurrent assets (liabilities)	136	(353)	(935)	(936)
Shareholder equity:
Accumulated other comprehensive income	1,357	1,714	(88)	(171)
Net asset (liability) recognized in the consolidated balance sheet	$2,329	$2,418	$(1,077)	$(1,213)

The discount rate used in determining the actuarial present value of the projected benefit obligation for the Pension Plan and the Retiree Health Plan was 6.5% in fiscal 2009 and 2008, respectively.  The expected long-term rate of return on the Pension Plan assets was 8% in fiscal 2009 and 2008, respectively.  The long-term return percentage on assets is based on the weighted-average of the Pension Plan’s invested allocation as of the measurement date and the available historical returns for those asset categories as published by Ibbotson Associates, a leading provider of historical financial market data.

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

In addition, the existing investment policy requires a performance review annually.  The weighted-average asset allocations at November 30, 2009 and 2008 by asset class are as follows:

	Pension Plan Assets at November 30,
Asset Class	2009	2008
Mutual funds	87%	84%
Equity securities	13	16
Total	100%	100%

As of November 30, 2009, we had 20 shares of our common stock in the Pension Plan with a fair value of $1,317.

The following benefit payments are expected to be paid:

Year Ending November 30,	Estimated Benefit Payments
	Pension Plan	Retiree Health Plan
2010	$695	$60
2011	700	62
2012	705	63
2013	710	64
2014	715	66
2015-2019	2,000	330

In fiscal 2010, no employer contributions are expected for the Pension Plan.  Employer contributions for the Retiree Health Plan are expected to be paid upon receipt of the monthly insurance premium.

(11)         PRODUCT AND GEOGRAPHICAL SEGMENT INFORMATION

We currently operate in only one primary segment – OTC health care.  This segment includes medicated skin care, topical pain care, oral care, internal OTC, medicated dandruff shampoo, dietary supplement and other OTC and toiletry products.

Geographical segment information is as follows for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Revenues:
Domestic	$438,846	$423,088	$393,493
International (1)	24,496	31,791	29,885
Total	$463,342	$454,879	$423,378

Long-Lived Assets (2)
Domestic	$610,344	$646,676	$646,926
International	2,187	2,237	2,233
Total	$612,531	$648,913	$649,159

 (1) International sales include export sales from United States operations and royalties from international sales of Selsun.  These royalties were $97, $90 and $93 for fiscal 2009, 2008 and 2007, respectively.

(2) Consists of book value of property, plant, equipment, patents, trademarks and other purchased product rights.

Net sales of our domestic product categories within our single healthcare business segment are as follows for fiscal 2009, 2008 and 2007:

	2009	2008	2007
Medicated skin care	$158,013	$141,942	$123,456
Topical pain care	95,407	96,779	95,858
Oral care	70,353	62,872	48,863
Internal OTC	44,096	48,006	45,043
Medicated dandruff shampoos	36,488	35,737	36,934
Dietary supplements	18,296	19,491	26,121
Other OTC and toiletry products	16,193	18,261	17,218
Total	$438,846	$423,088	$393,493

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

On February 8, 2008, we initiated a voluntary nationwide recall of our Icy Hot Heat Therapy products, including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product, and are no longer marketing these products.  We conducted the recall to the consumer level.  We recalled these products because we received some consumer reports of first, second and third degree burns, as well as skin irritation resulting from consumer use or possible misuse of the products.  As of January 20, 2010, there were approximately 89 consumers with pending claims against us and four products liability lawsuits pending against us alleging burns and skin irritation from the use of the Icy Hot Heat Therapy products.  We may receive additional claims and/or lawsuits in the future alleging burns and/or skin irritation from use of our Heat Therapy products.  The outcome of any such potential litigation cannot be predicted.

On July 25, 2008, LecTec Corporation filed a complaint against us in the U.S. District Court for the Eastern District of Texas, which alleges that our Icy Hot and Capzasin patch products infringe LecTec’s patents.  In the same lawsuit, LecTec has asserted patent infringement claims against Endo Pharmaceuticals, Inc. (“Endo”); Johnson & Johnson Consumer Products Company, Inc. (“J&J”); The Mentholatum Company, Inc. (“Mentholatum”); and Prince of Peace Enterprises, Inc.  LecTec seeks injunctive relief, and compensatory and enhanced damages for the alleged infringement, and attorneys’ fees and expenses.  LecTec filed a motion for preliminary injunction against us and the other defendants in February 2009 seeking an order preventing us and the other defendants from selling the specified patch products while the litigation is pending.  The motion was dismissed on November 13, 2009.  Defendants Endo, J&J, and Mentholatum have entered into settlement agreements with the plaintiff.  We are vigorously defending this lawsuit.

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

On January 11, 2010 W.F. Young, Inc. filed a lawsuit against us in the United States District Court for the District of Massachusetts (Springfield Division) as Civil Action No. 3:10-CV-30012 captioned W.F. Young, Inc. v. Chattem, Inc. asserting claims against our product Icy Hot Power Gel for trademark infringement, unfair competition, and false designation of origin under the Lanham Act and for unfair competition under Chapter XV, Section 93 (a) of Massachusetts General Laws.  As of January 20, 2010, we have not been served with process.  We will assert that the infringement claim asserted by W.F. Young, Inc. is without merit and that any rights of W.F. Young in the POWER GEL trademark have been abandoned.  We intend  to defend our position vigorously.

Two purported class action complaints have been filed in connection with the Merger Agreement and the transactions contemplated thereby in the Chancery Court for Hamilton County, Tennessee.  The first complaint, captioned Pirelli Armstrong Tire Corporation Retiree Medical Benefits Trust, Individually and On Behalf of All Others Similarly Situated v. Chattem, Inc., et al. was filed on December 22, 2009.  The second complaint, captioned Schipper v. Guerry, et al., was filed on December 23, 2009.  The complaints allege generally, among other things, that the members of our board breached their fiduciary duties to our shareholders by advancing their personal interests ahead of those of the shareholders and by engaging in self-dealing and failing to properly value or disclose our true value.  The Pirelli complaint also alleges that we aided and abetted the breaches of duty by our board and the Schipper complaint brings a similar aiding and abetting charge against sanofi.

The complaints seek generally an injunction preventing the transactions contemplated by the Merger Agreement from being consummated or, to the extent any such transactions are consummated, that such transactions be rescinded and set aside.  Plaintiffs in each action seek costs and disbursements in conjunction with the actions, including attorneys’ fees, and Schipper seeks compensatory damages against defendants, both individually and severally.

On January 6, 2010, plaintiff in the Pirelli action moved to consolidate the actions and appoint its counsel as lead counsel in the consolidated action.  On January 8, 2010, we moved to dismiss the Pirelli action for failure to state a claim and to stay discovery pending the resolution of the motion to dismiss.  The parties to the purported class actions have, following arm’s-length negotiations, agreed in principle upon a proposed settlement of such actions, which will be subject to court approval.  Pursuant to this proposed settlement, we will be making certain supplemental disclosures to our shareholders in connection with the Tender Offer.  We and the members of our board of directors have denied and continue to deny any wrongdoing or liability with respect to all claims, events and transactions complained of in the aforementioned actions or that we or the members of our board of directors engaged in any wrongdoing.  We are settling the actions in order to eliminate the uncertainty, burden, risk, expense and distraction of further litigation.

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

We maintain insurance coverage for product liability claims relating to our products under claims-made policies which are subject to annual renewal.  For the current annual policy period beginning September 1, 2009, we maintain product liability insurance coverage in the amount of $10,000 through our captive insurance subsidiary, of which approximately $2,570 has been funded as of January 20, 2010.  We also have $50,000 of excess coverage through our captive insurance subsidiary which is reinsured on a 50% quota share basis by a third party insurance carrier.

REGULATORY

We were notified in October 2000 that the FDA denied a citizen petition submitted by Thompson Medical Company, Inc., the previous owner of Sportscreme and Aspercreme.  The petition sought a determination that 10% trolamine salicylate, the active ingredient in Sportscreme and Aspercreme, was clinically proven to be an effective active ingredient in external analgesic OTC drug products and should be included in the FDA’s yet-to-be finalized monograph for external analgesics. We are working to develop alternate formulations for Sportscreme and Aspercreme in the event that the FDA does not consider the available clinical data to conclusively demonstrate the efficacy of trolamine salicylate when the OTC external analgesic monograph is finalized. If 10% trolamine salicylate is not included in the final monograph, we would likely be required to discontinue these products as currently formulated after expiration of an anticipated grace period. If this occurred, we believe we could still market these products as homeopathic products or reformulate them using other ingredients included in the final FDA monograph.  We believe that the monograph is unlikely to become final and take effect before September 2010.

Certain of our topical analgesic products are currently marketed under an FDA tentative final monograph for external analgesics. In 2003, the FDA proposed that the final monograph exclude external analgesic products in patch, plaster or poultice form, unless the FDA received additional data supporting the safety and efficacy of these products. On October 14, 2003, we submitted to the FDA information regarding the safety of our Icy Hot patches and arguments to support the inclusion of patch products in the final monograph. We also participated in an industry-wide effort coordinated by Consumer Healthcare Products Association (“CHPA”) requesting that patches be included in the final monograph and seeking to establish with the FDA a protocol of additional research that would allow the patches to be marketed under the final monograph even if the final monograph does not explicitly allow them. The CHPA submission to the FDA was made on October 15, 2003.  The FDA has not responded to our or CHPA’s submission.  The most recent Unified Agenda of Federal Regulatory and Deregulatory Actions published in the Federal Register provided a target final monograph publication date of September 2010.  If the final monograph excludes products in patch, plaster or poultice form, we would have to file and obtain approval of a new drug application (“NDA”) in order to continue to market the Icy Hot patch products, the Icy Hot Sleeve and/or similar delivery systems under our other topical analgesic brands. In such case, we would have to cease marketing the existing products likely within one year from the effective date of the final monograph, or pending FDA review and approval of an NDA. The preparation of an NDA would likely take us a minimum of 24 months and would be expensive. It typically takes the FDA at least 12 months to rule on an NDA once it is submitted and there is no assurance that an NDA would be approved. Sales of our Icy Hot patches and Icy Hot Sleeve products represented approximately 8% of our consolidated total revenues in fiscal 2009.

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

We are aware of the FDA’s concern about the potential toxicity due to taking more than the recommended amount of the analgesic ingredient acetaminophen, an ingredient found in Pamprin and Prēmsyn PMS.  We are participating in an industry-wide effort to reassure the FDA that the current recommended dosing regimens are safe and effective and that proper labeling and public education by both OTC and prescription drug companies are the best policies to abate the FDA’s concern.

On April 29, 2009, FDA finalized one part of the monograph on internal analgesic products that directly affects Pamprin and Prēmsyn PMS. The final rule requires that acetaminophen-containing OTC products include on their labeling new liver warnings and directions for use.  In addition, the ingredient name “acetaminophen” must be made more prominent on the products’ labeling.  The final rule’s compliance date for all affected products is April 29, 2010.  We will be revising our product labels to comply with this FDA final rule.  FDA has not yet determined a final action date for the remaining parts of the monograph on internal analgesics.

More recently, on June 29-30, 2009, FDA convened a meeting of the appropriate FDA Advisory Committees to discuss potential steps to reduce acetaminophen-related liver injury.  The joint Advisory Committee generally agreed that clearer labeling and better public education are necessary but recommended that FDA take certain administrative actions to further protect the public, such as changing the directions for use of OTC products to reduce the maximum milligrams per dose and the maximum total daily dosage.  If FDA agrees with the Advisory Committee and implements these changes, it could affect the labeling and formulation of certain maximum-strength (500 mg) versions of Pamprin and Prēmsyn PMS.  After citing a lack of data and urging FDA to conduct further research, a majority of the joint Advisory Committee voted against removing OTC combination acetaminophen products from the market or limiting package sizes.  We believe that FDA will address these issues in its future efforts to finalize the monograph on internal analgesic products and, prior to monograph closure, may issue revised labeling requirements within the next year that will cause the OTC industry to relabel its analgesic products.

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

Our business is also regulated by the California Safe Drinking Water and Toxic Enforcement Act of 1986, known as Proposition 65.  Proposition 65 prohibits businesses from exposing consumers to chemicals that the state has determined cause cancer or reproduction toxicity without first giving fair and reasonable warning unless the level of exposure to the carcinogen or reproductive toxicant falls below prescribed levels.  From time to time, one or more ingredients in our products could become subject to an inquiry under Proposition 65.  If an ingredient is on the state’s list as a carcinogen, it is possible that a claim could be brought in which case we would be required to demonstrate that exposure is below a “no significant risk” level for consumers.  Any such claims may cause us to incur significant expense, and we may face monetary penalties or injunctive relief, or both, or be required to reformulate our product to acceptable levels.  The State of California under Proposition 65 is also considering the inclusion of titanium dioxide on the state’s list of suspected carcinogens.  Titanium dioxide has a long history of widespread use as an excipient in prescription and OTC pharmaceuticals, cosmetics, dietary supplements and skin care products and is an active ingredient in our Bullfrog Superblock products. We have participated in an industry-wide submission to the State of California, facilitated through the CHPA, presenting evidence that titanium dioxide presents “no significant risk” to consumers. In 2009, the State of California Carcinogen Identification Board is reviewing fluoride for further scientific review as a potential listing under Proposition 65.

On February 8, 2008, we initiated a voluntary nationwide recall of all lots of the medical device, Icy Hot Heat Therapy Air Activated Heat patch (Back and Arm, Neck and Leg), including consumer “samples” that were included on a limited promotional basis in cartons of our 3 oz. Aspercreme product.  The recall was due to adverse events reports which associated the use of the products with temporary or medically reversible health consequences, skin irritation and burns.  The recall was voluntary and conducted with the full knowledge of the FDA. On February 5-8, 2008, the FDA conducted a medical device inspection of our manufacturing plant, manufacturing records, and consumer complaint handling system related to the manufacture and distribution of the Heat Therapy device.  On February 8, 2008, the FDA issued a Form FDA-483 noting three inspectional observations pertaining to medical device reporting, device correction reports, and corrective and preventive action procedures.  We responded to the Form FDA-483 on February 14 and February 20, 2008 committing to correct the cited observations. On June 10, 2008, we received a warning letter from the FDA asserting the Heat Therapy devices are misbranded and adulterated based on the inspectional observations and requesting additional information to correct the observations.  On June 24, 2008, we responded to the warning letter addressing the noted violations and providing the requested documentation.  On September 22, 2008, the FDA responded stating that our response to the warning letter was thorough and appeared to adequately address the FDA’s concerns.  We are no longer marketing the Icy Hot Heat Therapy products. On October 19, 2009, the FDA officially closed and terminated the recall.

COMMITMENTS

The minimum rental commitments under all noncancelable operating leases, primarily real estate, as of November 30, 2009 are as follows:

2010	$739
2011	474
2012	144
2013	29
2014	19
Thereafter	5
$1,410

Rental expense was $2,448, $2,648 and $2,395 for fiscal 2009, 2008 and 2007, respectively.

The minimum commitments under noncancelable endorsement contracts related to our advertising as of November 30, 2009 are as follows:

2010	$1,400
2011	900
$2,300

The minimum noncancelable purchase commitments related to inventory and equipment as of November 30, 2009 are as follows:

2010	$5,759
2011	3,253
2012	553
2013	553
2014	553
$10,671

(13)        SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF MERGER

On December 20, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”), with sanofi-aventis, a French société anonyme (“sanofi”), and River Acquisition Corp., a Tennessee corporation and an indirect wholly-owned subsidiary of sanofi (“Merger Sub”), pursuant to which, among other things, Merger Sub agreed to commence a cash tender offer (the “Tender Offer”) to acquire all outstanding shares of our common stock, together with the associated rights to purchase our Series A Junior Participating Preferred Stock issued under the Rights Agreement, dated as of January 27, 2000, between us and SunTrust Bank, Atlanta, as rights agent, as amended (the “Rights Agreement”), for $93.50 per share of common stock, net to the sellers in cash without interest, less any required withholding taxes (the “Offer Price”).  The Merger Agreement also provides that following consummation of the Tender Offer, Merger Sub will be merged with and into us (the “Merger”), with our company surviving the Merger as an indirect wholly-owned subsidiary of sanofi.  At the effective time of the Merger, all remaining outstanding shares of common stock not tendered in the Tender Offer (other than shares of common stock owned by us, sanofi or any of sanofi’s subsidiaries), will be cancelled and converted into the right to receive the same Offer Price paid in the Tender Offer and on the terms and conditions set forth in the Merger Agreement.  All unvested stock options representing the right to purchase our common stock will vest and become exercisable on the date the Tender Offer is consummated.  At the effective time of the Merger, each then outstanding option will be cancelled and will represent the right to receive an amount in cash equal to the excess, if any, of the Offer Price over the exercise price of such option.

The Tender Offer commenced on January 11, 2010 and is scheduled to expire at 12:00 midnight, New York City time, on February 8, 2010, unless extended.  In the Tender Offer, each share of common stock accepted by Merger Sub in accordance with the terms and conditions of the Tender Offer will be exchanged for the right to receive the Offer Price.  Sanofi shall cause Merger Sub to accept for payment, and Merger Sub shall accept for payment, all shares of common stock validly tendered and not validly withdrawn, pursuant to the terms and conditions of the Tender Offer, promptly following the Tender Offer’s expiration date.

Merger Sub’s obligation to accept for payment and pay for all shares of common stock validly tendered and not validly withdrawn pursuant to the Tender Offer is subject to the condition that the number of shares of common stock validly tendered and not validly withdrawn together with any shares of common stock already owned by sanofi and its subsidiaries, represents at least that number of shares of common stock required to approve the Merger Agreement, Merger and the other transactions contemplated by the Merger Agreement pursuant to our organizational documents and the Tennessee Business Corporation Act, on a fully-diluted basis (as defined in the Merger Agreement) (the “Minimum Condition”) and certain other customary conditions as set forth in the Merger Agreement.

We have also granted to sanofi an irrevocable option (the “Top-Up Option”), which sanofi may exercise immediately following consummation of the Tender Offer, to purchase from us the number of shares of common stock that, when added to the shares of common stock already owned by sanofi or any of its subsidiaries following consummation of the Tender Offer, constitutes one share of common stock more than 90% of the shares of common stock then outstanding on a fully-diluted basis (as defined in the Merger Agreement).  If sanofi, Merger Sub and any of their respective affiliates acquire more than 90% of the outstanding shares of common stock, including through exercise of the Top-Up Option, the Merger will be effected through the “short form” procedures available under Tennessee law.

The Merger Agreement contains certain termination rights for sanofi and us including, with respect to our company, in the event that we receive a superior proposal (as defined in the Merger Agreement).  In connection with the termination of the Merger Agreement under specified circumstances, including with respect to our entry into an agreement with respect to a superior proposal, we may be required to pay to sanofi a termination fee equal to $64,596.

Our 2% Convertible Notes and 1.625% Convertible Notes (together, the “Convertible Notes”) will be treated in accordance with the terms of their respective indentures and our 7% Subordinated Notes will be redeemed in connection with the Merger Agreement.  The Merger Agreement contemplates that we will repay all outstanding amounts under our Credit Facility and will seek to unwind certain warrants sold in connection with the issuance of the Convertible Notes.  Sanofi will provide us, following consummation of the Tender Offer, with the funds required to (i) make payments with respect to the Convertible Notes, (ii) redeem the 7% Subordinated Notes, (iii) pay all outstanding amounts under the Credit Facility and (iv) pay amounts owed in connection with the unwinding of the warrants sold in connection with the issuance of the Convertible Notes, if any.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement, and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, Chattem. Our shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of Chattem, sanofi, Merger Sub or any of their respective subsidiaries or affiliates.  We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

AMENDMENT TO RIGHTS AGREEMENT

In connection with the Merger Agreement and the transactions contemplated thereby, we have amended the Rights Agreement (the “Rights Agreement” and such amendment; the “Amendment”) to provide that (i) none of sanofi, Merger Sub or their subsidiaries, affiliates or associates (each as defined in the Rights Agreement) shall be an Acquiring Person (as defined in the Rights Agreement) under the Rights Agreement by reason of the adoption, approval, execution, delivery, announcement or consummation of the transactions contemplated by the Merger Agreement (an “Exempt Event”), (ii) neither a “Stock Acquisition Date” nor a “Distribution Date” (each as described in the Rights Agreement) shall occur by reason of an Exempt Event, (iii) neither a “Section 11(a)(ii) Event” nor a “Section 13 Event” (each as described  in the Rights Agreement) shall occur by reason of an Exempt Event, and (iv) the “Final Expiration Date” shall be extended to the earlier of (1) 5:00 P.M. Chattanooga, Tennessee time on May 30, 2010 or (2) immediately prior to the closing time of the Merger.

The Amendment also provides that if for any reason the Merger Agreement is terminated in accordance with its terms, the Amendment will be of no further force and effect and the Rights Agreement shall remain exactly the same as it existed immediately prior to the execution of the Amendment.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

In connection with the Merger Agreement and the transactions contemplated thereby, on December 20, 2009, we and each of our named executive officers (Zan Guerry, Robert E. Bosworth, Theodore K. Whitfield, Jr. and Robert B. Long) signed an amendment to the respective officer’s existing severance agreement with us.  On December 20, 2009, we entered into a conforming amendment with Mr. Guerry to Mr. Guerry’s existing employment agreement with us (collectively with the severance agreement amendments noted above, the “Severance Amendments”).  The Severance Amendments will become effective on the date on which shares of common stock are purchased in accordance with the terms of the Tender Offer, subject to the completion of the Merger.  The Severance Amendments to Messrs. Guerry, Bosworth, and Whitfield’s respective agreements limit the circumstances under which severance may be paid to (i) involuntary termination of the executive’s employment without cause by us or (ii) termination by the executive due to specified material adverse changes in the executive’s employment relationship with us.  By entering into these Severance Amendments, Messrs. Guerry, Bosworth and Whitfield have waived their previously existing right to resign and receive severance between the 180th day and the 240th day following the “Change in Control” of our company, which would include the purchase of shares of common stock in the Tender Offer.  The amendment to Mr. Long’s severance agreement changed the circumstances in which severance may be paid to him, with the result that these circumstances are consistent with those in Messrs. Guerry’s, Bosworth’s, and Whitfield’s amended severance agreements.  The Severance Amendments to Mr. Guerry’s and Mr. Long’s severance agreements specify that their respective severance payments will be reduced to the extent necessary to avoid the triggering of excise tax under Section 4999 of the Internal Revenue Code.

AMENDMENTS TO BYLAWS

In connection with the Merger Agreement, we have agreed to amend our Amended and Restated Bylaws, as amended (the “Bylaws”), effective upon sanofi’s request but no sooner than the consummation of the Tender Offer. Pursuant to the Merger Agreement, upon consummation of the Tender Offer, sanofi will be entitled to designate 50% of the members of our board of directors.  The amendment to the Bylaws will (i) fix the size of the board of directors at eight directors, (ii) change the voting requirements such that any act of the board of directors requires the affirmative vote of at least a majority of the directors constituting the entire board of directors and (iii) change the quorum requirements such that at least 50% of the directors present for the purposes of determining a quorum at any meeting of the board of directors or any committee thereof must be sanofi’s designees.

We evaluated events that occurred after the balance sheet date through January 28, 2010, the date these financial statements were issued, and no other subsequent events that met recognition or disclosure criteria were identified.

(14)        CONSOLIDATING FINANCIAL STATEMENTS

The consolidating financial statements, for the dates or periods indicated, of Chattem, Inc.  (“Chattem”), Signal Investment & Management Co. (“Signal”), SunDex, LLC (“SunDex”) and Chattem (Canada) Holdings, Inc. (“Canada”), the guarantors of the long-term debt of Chattem, and the non-guarantor direct and indirect wholly-owned subsidiaries of Chattem are presented below.  Signal is 89% owned by Chattem and 11% owned by Canada.  SunDex and Canada are wholly-owned subsidiaries of Chattem.  The guarantees of Signal, SunDex and Canada are full and unconditional and joint and several.  The guarantees of Signal, SunDex and Canada as of November 30, 2009 arose in conjunction with Chattem’s Credit Facility and Chattem’s issuance of the 7.0% Subordinated Notes (see note 5).  The maximum amount of future payments the guarantors would be required to make under the guarantees as of November 30, 2009 is $194,740.

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS

NOVEMBER 30, 2009
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,521	$421	$11,824	$—	$64,766
Accounts receivable, less allowances of $10,041	48,624	16,953	7,933	(18,903)	54,607
Interest receivable	17	38	—	(55)	—
Inventories, net	43,611	1,470	3,694	—	48,775
Deferred income taxes	5,544	—	41	—	5,585
Prepaid expenses and other current assets	2,030	—	494	(30)	2,494
Total current assets	152,347	18,882	23,986	(18,988)	176,227

PROPERTY, PLANT AND EQUIPMENT, NET	33,664	775	626	—	35,065

OTHER NONCURRENT ASSETS:
Patents, trademarks and other purchased product rights, net	2,396	635,799	1,561	(62,290)	577,466
Debt issuance costs, net	9,860	—	—	—	9,860
Investment in subsidiaries	573,520	64,682	97,690	(735,892)	—
Note receivable	—	34,694	—	(34,694)	—
Other	2,542	—	—	—	2,542
Total other noncurrent assets	588,318	735,175	99,251	(832,876)	589,868

TOTAL ASSETS	$774,329	$754,832	$123,863	$(851,864)	$801,160

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,000	$—	$—	$—	$3,000
Accounts payable	20,165	—	2,051	—	22,216
Bank overdrafts	461	—	—	—	461
Accrued liabilities	33,368	1,791	5,176	(18,990)	21,345
Total current liabilities	56,994	1,791	7,227	(18,990)	47,022

LONG-TERM DEBT, less current maturities	393,977	(7,737)	36,494	(34,694)	388,040

DEFERRED INCOME TAXES	(19,688)	62,823	(2,134)	—	41,001

OTHER NONCURRENT LIABILITIES	935	—	—	—	935

INTERCOMPANY ACCOUNTS	18,200	(24,605)	6,405	—	—

SHAREHOLDERS’ EQUITY
Preferred shares, without par value, authorized 1,000, none issued	—	—	—	—	—
Common shares, without par value, authorized 100,000, issued and outstanding 19,004	30,640	—	—	—	30,640
Share capital of subsidiaries	—	641,659	78,999	(720,658)	—
Dividends	—	(56,462)	—	56,462	—
Retained earnings	294,401	135,669	(2,568)	(133,101)	294,401
	325,041	720,866	76,431	(797,297)	325,041
Accumulated other comprehensive income (loss), net of taxes:
Interest rate hedge adjustment	(274)	—	—	—	(274)
Foreign currency translation adjustment	413	1,694	(560)	(883)	664
Unrealized actuarial gains and losses	(1,269)	—	—	—	(1,269)
Total shareholders’ equity	323,911	722,560	75,871	(798,180)	324,162

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$774,329	$754,832	$123,863	$(851,864)	$801,160

 Note 14

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

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF INCOME

FOR THE YEAR ENDED NOVEMBER 30, 2009
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

TOTAL REVENUES	$427,217	$90,952	$21,346	$(76,173)	$463,342

COSTS AND EXPENSES:
Cost of sales	127,511	4,998	10,867	(3,608)	139,768
Advertising and promotion	96,681	4,321	4,682	—	105,684
Selling, general and administrative	56,388	1,042	2,870	—	60,300
Impairment of indefinite-lived intangible assets	—	38,258	—	—	38,258
Equity in subsidiary income	(24,981)	—	—	24,981	—
Total costs and expenses	255,599	48,619	18,419	21,373	344,010

INCOME FROM OPERATIONS	171,618	42,333	2,927	(97,546)	119,332

OTHER INCOME (EXPENSE):
Interest expense	(20,828)	—	(4,034)	4,078	(20,784)
Investment and other income, net	288	4,078	4,775	(8,814)	327
Loss on early extinguishment of debt	(1,571)	—	—	—	(1,571)
Royalties	(69,632)	(2,924)	(9)	72,565	—
Corporate allocations	1,951	(1,744)	(207)	—	—
Intercompany R&D expense	4,176	(4,176)	—	—	—

Total other income (expense)	(85,616)	(4,766)	525	67,829	(22,028)

INCOME (LOSS) BEFORE INCOME TAXES	86,002	37,567	3,452	(29,717)	97,304

PROVISION FOR INCOME TAXES	22,831	11,698	(396)	—	34,133

NET INCOME (LOSS)	$63,171	$25,869	$3,848	$(29,717)	$63,171

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

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2009
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$63,171	$25,869	$3,848	$(29,717)	$63,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,513	—	154	—	7,667
Deferred income taxes	694	2,057	(897)	—	1,854
Tax benefit realized from stock options exercised	(311)	—	—	—	(311)
Stock option expense	7,770	—	—	—	7,770
Loss on early extinguishment of debt	1,571	—	—	—	1,571
Other, net	339	—	(222)	—	117
Impairment of long-lived assets	—	38,258	—	—	38,258
Equity in Subsidiary (earnings) loss	(29,717)	—	—	29,717	—
Changes in operating assets and liabilities:
Accounts receivable and other	(4,447)	(728)	(2,693)	2,678	(5,190)
Interest receivable	91	601	(90)	(602)	—
Inventories	(7,780)	342	(366)	—	(7,804)
Prepaid expenses and other current assets	1,994	—	(162)	(1,875)	(43)
Accounts payable and accrued liabilities	1,315	1,094	782	(201)	2,990
Net cash provided by (used in) operating activities	42,203	67,493	354	—	110,050

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,945)	—	8	—	(6,937)
Increase in other assets, net	1,025	—	1,628	—	2,653
Net cash (used in) provided by investing activities	(5,920)	—	1,636	—	(4,284)

FINANCING ACTIVITIES:
Repayment of long-term debt	(20,260)	—	—	—	(20,260)
Proceeds from borrowings under revolving credit facility	1,000	—	—	—	1,000
Repayments of revolving credit facility	(20,500)	—	—	—	(20,500)
Bank overdraft	(723)	—	—	—	(723)
Repurchase of common shares	(34,633)	—	—	—	(34,633)
Proceeds from exercise of stock options	2,914	—	—	—	2,914
Tax benefit realized from stock options exercised	311	—	—	—	311
Increase in debt issuance costs	(1,490)	—	—	—	(1,490)
Debt retirement costs	(151)	—	—	—	(151)
Intercompany debt proceeds (payments)	6,537	(6,537)	—	—	—
Changes in intercompany accounts	9,452	(5,643)	(3,809)	—	—
Dividends paid	51,726	(56,462)	4,736	—	—
Net cash provided by (used in) financing activities	(5,817)	(68,642)	927	—	(73,532)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	222	—	222

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	30,466	(1,149)	3,139	—	32,456
At beginning of year	22,055	1,570	8,685	—	32,310
At end of year	$52,521	$421	$11,824	$—	$64,766

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$66,286	$50,755	$(5,846)	$(44,909)	$66,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,134	—	252	—	8,386
Deferred income taxes	3,643	15,734	(1,238)	—	18,139
Stock option expense	5,970	—	—	—	5,970
Loss on early extinguishment of debt	526	—	—	—	526
Tax benefit realized from stock options exercised	(3,709)	—	—	—	(3,709)
Other, net	(1,417)	—	(46)	—	(1,463)
Equity in subsidiary income	(44,909)	—	—	44,909	—
Changes in operating assets and liabilities:
Accounts receivable	(6,683)	467	1,019	(467)	(5,664)
Interest receivable	(8)	(15)	8	15	—
Inventories	425	1,431	475	—	2,331
Prepaid expenses and other current assets	(2,115)	—	(31)	1,755	(391)
Accounts payable and accrued liabilities	3,171	5	(126)	(1,303)	1,747
Net cash provided by (used in) operating activities	29,314	68,377	(5,533)	—	92,158

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,251)	—	(370)	—	(4,621)
(Increase) decrease in other assets, net	(237)	1,694	(2,991)	—	(1,534)
Net cash (used in) provided by investing activities	(4,488)	1,694	(3,361)	—	(6,155)

FINANCING ACTIVITIES:
Repayment of long-term debt	(38,000)	—	—	—	(38,000)
Proceeds from borrowings under revolving credit facility	151,500	—	—	—	151,500
Repayments of revolving credit facility	(162,000)	—	—	—	(162,000)
Bank overdraft	(6,400)	—	—	—	(6,400)
Repurchase of common shares	(26,327)	—	—	—	(26,327)
Proceeds from exercise of stock options	8,372	—	—	—	8,372
Tax benefit realized from stock options exercised	3,709	—	—	—	3,709
Changes in intercompany accounts	(5,438)	537	4,901	—	—
Dividends paid	67,128	(69,628)	2,500	—	—
Net cash provided by (used in) financing activities	(7,456)	(69,091)	7,401	—	(69,146)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	46	—	46

CASH AND CASH EQUIVALENTS
Increase (decrease) for the year	17,370	980	(1,447)	—	16,903
At beginning of year	4,685	590	10,132	—	15,407
At end of year	$22,055	$1,570	$8,685	$—	$32,310

Note 14

CHATTEM, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

	CHATTEM	GUARANTOR SUBSIDIARY COMPANIES	NON-GUARANTOR SUBSIDIARY COMPANIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$59,690	$46,052	$2,751	$(48,803)	$59,690
Adjustments to reconcile net income (loss)to net cash provided by operating activities:
Depreciation and amortization	8,480	—	363	—	8,843
Deferred income taxes	1,875	10,847	(4)	—	12,718
Stock option expense	5,622	—	—	—	5,622
Loss on early extinguishment of debt	2,633	—	—	—	2,633
Tax benefit realized from stock options exercised	(8,291)	—	—	—	(8,291)
Other, net	154	—	(343)	—	(189)
Equity in subsidiary income	(48,803)	—	—	48,803	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,289)	(7,286)	(1,612)	7,286	(13,901)
Interest receivable	(83)	—	83	—	—
Inventories	(5,721)	918	(1,017)	—	(5,820)
Prepaid expenses and other current assets	1,243	—	(144)	150	1,249
Accounts payable and accrued liabilities	27,814	(441)	4,243	(7,436)	24,180
Net cash provided by operating activities	32,324	50,090	4,320	—	86,734

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,854)	—	(441)	—	(6,295)
Acquisition of brands	(8,420)	(405,784)	(1,561)	—	(415,765)
Decrease in other assets, net	(1,342)	468	2,784	—	1,910
Net cash (used in) provided by investing activities	(15,616)	(405,316)	782	—	(420,150)

FINANCING ACTIVITIES:
Repayment of long-term debt	(154,500)	—	—	—	(154,500)
Proceeds from long-term debt	400,000	—	—	—	400,000
Proceeds from borrowings under revolving credit facility	159,000	—	—	—	159,000
Repayments of revolving credit facility	(129,000)	—	—	—	(129,000)
Bank overdraft	1,760	—	—	—	1,760
Repurchase of common shares	(23,601)	—	—	—	(23,601)
Proceeds from exercise of stock options	16,661	—	—	—	16,661
Purchase of note hedge	(29,500)	—	—	—	(29,500)
Proceeds from issuance of warrant	17,430	—	—	—	17,430
Increase in debt issuance costs	(9,383)	—	—	—	(9,383)
Premium paid on interest rate cap agreement	(114)	—	—	—	(114)
Proceeds from sale of interest rate cap	909	—	—	—	909
Tax benefit realized from stock options exercised	8,291	—	—	—	8,291
Changes in intercompany accounts	(374,120)	373,095	1,025	—	—
Dividends paid	17,546	(18,046)	500	—	—
Intercompany debt proceeds (payments)	6,400	(1,200)	(5,200)	—	—
Net cash provided by (used in) financing activities	(92,221)	353,849	(3,675)	—	257,953

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	343	—	343

CASH AND CASH EQUIVALENTS
Increase for the year	(75,513)	(1,377)	1,770	—	(75,120)
At beginning of year	80,198	1,967	8,362	—	90,527
At end of year	$4,685	$590	$10,132	$—	$15,407

(15)           QUARTERLY INFORMATION (Unaudited and in thousands, except per share amounts)

		Quarter Ended
	Total	February 28	May 31	August 31	November 30
FISCAL 2009:
Total revenues	$463,342	116,092	121,830	115,171	110,249
Gross profit	$323,574	80,835	84,699	80,406	77,634
Net income (loss)	$63,171	19,566	24,230	23,428	(4,053)
Net income (loss) per share:
Basic (1)	$3.29	1.01	1.26	1.23	(.21)
Diluted (1)	$3.28	.99	1.26	1.22	(.21)

FISCAL 2008:
Total revenues	$454,879	120,773	116,716	111,929	105,461
Gross profit	$323,259	86,040	84,075	80,176	72,968
Net income	$66,286	14,873	20,732	13,966	16,715
Net income per share:
Basic (1)	$3.49	.78	1.08	.74	.88
Diluted (1)	$3.42	.75	1.06	.73	.86

(1) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chattem, Inc.:

We have audited Chattem, Inc. (a Tennessee corporation) and subsidiaries’ (“the Company”) internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Chattem, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Chattem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chattem, Inc. and subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009, and our report dated January 28, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina
January 28, 2010

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2009 (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our filings under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting.  Management reviewed the results of the assessment with the Audit Committee of the board of directors.  Based on our assessment, management determined that, at November 30, 2009, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes during the quarter ended November 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a)           Directors

The information found in our 2010 Proxy Statement under the heading “Information about Nominees and Continuing Directors” is hereby incorporated by reference.

(b)           Executive Officers

The following table lists the names of the executive officers and other key employees of the Company as of January 20, 2010, their ages and their positions and offices with us:

NAME	AGE	POSITION WITH REGISTRANT

Zan Guerry*	61	Chairman of the Board and Chief Executive Officer; Director

Robert E. Bosworth*	62	President and Chief Operating Officer; Director

Andrea M. Crouch	51	Vice President – Brand Management

Ron Galante	66	Vice President – New Business Development

Robert B. Long*	38	Vice President and Chief Financial Officer

B. Derrill Pitts	67	Vice President – Operations

J. Blair Ramey	43	Vice President – Marketing

John L. Stroud	49	Senior Vice President – Marketing

Charles M. Stafford	59	Vice President – Sales

Joseph J. Czerwinski	60	Vice President – Product Development

Theodore K. Whitfield, Jr.*	44	Vice President, General Counsel and Secretary

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

J. Blair Ramey.  Mr. Ramey became our vice president-marketing in November 2007.  Mr. Ramey joined us in 1998 and previously served as a marketing manager, a marketing director, and since April 2006 as our vice president-brand management and media.  Prior to joining our company, he held marketing positions at Nabisco, Inc. and Bryan Foods.

John L. Stroud.  Mr. Stroud became our senior vice president-marketing in January 2010.  Previously, he served as our vice president-marketing, vice president-brand management and category manager since joining our company in August 2005.  Prior to joining us, he served in various capacities, including Vice President, Marketing, R&D and Quality, at Brach’s Confections, Inc., a manufacturer of confections and fruit snacks.

Charles M. Stafford.  Mr. Stafford became our vice president-sales in June 1994.  Previously, he served as our director of field sales and zone sales manager.  Prior to joining us in 1983, Mr. Stafford held sales management positions with Johnson & Johnson, a pharmaceutical company, and Schering Corporation (now Schering–Plough Corporation), a research-based pharmaceutical company.

Joseph J. Czerwinski.  Mr. Czerwinski became our vice president-product development in July 2007.  Since joining us in 2002, he has served as our Director of Product Development.

Theodore K. Whitfield, Jr.  Mr. Whitfield became our vice president, general counsel and secretary in June 2004.  Prior to joining us, Mr. Whitfield was a member with the law firm of Miller & Martin PLLC from 1999 to 2004.

 (c)           Compliance with Section 16(a) of the Exchange Act

The information found in our 2010 Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

(d)           Audit Committee; Audit Committee Financial Expert

The information found in our 2010 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the heading “Audit Committee Report – Identification of Members and Functions of Committee” is hereby incorporated by reference.

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

Item 11.   Executive Compensation

The information found in our 2010 Proxy Statement under the headings “Corporate Governance – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation and Other Information” is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information found in our 2010 Proxy Statement under the headings “Executive Compensation and Other Information – Equity Compensation Plan Information” and “Ownership of Common Stock” is hereby incorporated by reference.

Item 13.   Certain Relationships, Related Transactions and Director Independence

The information found in our 2010 Proxy Statement under the headings “Corporate Governance – Policies and Procedures for the Approval of Related Person Transactions” and “Executive Compensation and Other Information – Certain Relationships, Related Transactions and Director Independence” is hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information found in our 2010 Proxy Statement under the headings “Corporate Governance - Audit Committee Pre-Approval of Services by the Independent Auditor” and “Corporate Governance - Audit and Non-Audit Fees” is hereby incorporated by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           1.           Consolidated Financial Statements

The following consolidated financial statements of Chattem, Inc. and Subsidiaries are set forth in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of November 30, 2009 and 2008
Consolidated Statements of Income for the Years Ended November 30, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the Years Ended November 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended November 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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

3.           The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit Number	Description of Exhibit	References

2.1	Agreement and Plan of Merger, dated as of December 20, 2009, among sanofi-aventis, River Acquisition Corp. and Chattem, Inc.	(34)

3.1	Restated Charter of Chattem, Inc., as amended	(4), (5), (8), and (14)

3.2	Amended and Restated By-Laws of Chattem, Inc.	(1), (6), (18), (28) and (34)

4.1	Rights Agreement dated January 27, 2000 between Chattem, Inc. and SunTrust Bank, Atlanta, N.A.	(2)

4.2	First Amendment to the Rights Agreement, dated as of December 21, 2009, between Chattem, Inc. and SunTrust Bank, Atlanta, as rights agent	(33)

4.3	Indenture dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries and SouthTrust Bank, as trustee, relating to the 7% Senior Subordinated Notes due 2014	(3)

4.4	First Amendment to and Supplemental Indenture dated July 25, 2006 among Chattem, Inc., its domestic subsidiaries and U.S. Bank, National Association, as successor trustee, relating to the 7% Senior Subordinated Notes due 2014	(20)

4.5	Indenture dated as of November 22, 2006 between Chattem, Inc. and U.S. Bank, National Association, as trustee, relating to 2% Convertible Senior Notes due 2013	(23)

Exhibit Number	Description of Exhibit	References

4.6	Registration Rights Agreement dated November 22, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(23)

4.7	Indenture dated as of April 11, 2007 between Chattem, Inc., and U.S. Bank, National Association, as trustee, relating to 1.625% Convertible Senior Notes due 2014	(27)

4.8	Registration Rights Agreement dated April 11, 2007 between Chattem, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated	(27)

10.1	Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc., effective March 22, 2002

10.2	First Amendment to the Second Amended and Restated Master Trademark License Agreement between Signal Investment & Management Co. and Chattem, Inc. effective May 31, 2003	(11)

10.3	Master Trademark License Agreement by and between SunDex, Inc. and Signal Investment & Management Co., effective March 22, 2002

10.4	First Amendment to Master Trademark License Agreement between Signal Investment & Management Co. and SunDex, LLC, effective May 31, 2003	(11)

10.5*	Chattem, Inc. Non-Statutory Stock Option Plan – 1998	(7)

10.6*	1999 Stock Plan for Non-Employee Directors	(19)

10.7*	Chattem, Inc. Non-Statutory Stock Option Plan – 2000	(8)

10.8*	Chattem, Inc. Stock Incentive Plan – 2003	(10)

10.9*	Chattem, Inc. Stock Incentive Plan – 2005	(15)

10.10*	Form of Stock Option Grant Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(15)

10.11*	Form of Restricted Stock Agreement under Chattem, Inc. Stock Incentive Plan – 2005	(15)

10.12*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining only to officers	(17)

10.13*	Form of Amendment to Grant Agreement under 2005 Stock Incentive Plan pertaining to all optionees other than officers	(17)

10.14*	Chattem, Inc. 2009 Equity Incentive Plan	(31)

10.15*	Chattem, Inc. Annual Cash Incentive Compensation Plan	(30)

10.16*	Amended and Restated Employment Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry	(29)

Exhibit Number	Description of Exhibit	References

10.17*	Second Amended and Restated Severance Agreement dated July 8, 2008 by and between Chattem, Inc. and Zan Guerry	(29)

10.18*	Form of Second Amended and Restated Non-Competition and Severance Agreement - Robert E. Bosworth, Andrea M. Crouch, Ron Galante, B. Derrill Pitts, Charles M. Stafford, Theodore K. Whitfield, Jr.	(29)

10.19*	Form of Non-Competition and Severance Agreement - Joseph J. Czwerwinski, Robert B. Long and John L. Stroud	(29)

10.20	Amendment, dated December 20, 2009, to Amended and Restated Employment Agreement, dated July 8, 2008, by and between the Company and Zan Guerry.	(35)

10.21	Amendment, dated December 20, 2009, to Second Amended and Restated Severance Agreement, dated July 8, 2008, by and between the Company and Zan Guerry.	(35)

10.22	Amendment, dated December 20, 2009, to Second Amended and Restated Non-Competition and Severance Agreement, dated July 8, 2008, by and between the Company and Robert E. Bosworth.	(35)

10.23	Amendment, dated December 20, 2009, to Second Amended and Restated Non-Competition and Severance Agreement, dated July 8, 2008, by and between the Company and Theodore K. Whitfield, Jr.	(35)

10.24	Amendment, dated December 20, 2009, to Non-Competition and Severance Agreement, dated July 8, 2008, by and between the Company and Robert B. Long.	(35)

10.25*	Form of Restricted Stock Agreements – Zan Guerry	(9)

10.26	Asset Purchase Agreement dated as of October 5, 2006, among Johnson & Johnson, Pfizer, Inc. and Chattem, Inc.	(21)

10.27	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(23)

10.28	Letter Agreement dated November 16, 2006 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Ferner & Smith Incorporated regarding confirmation of OTC Warrant Transaction	(23)

10.29	Securities Purchase Agreement dated November 16, 2006 among Chattem, Inc. and the purchasers of the 2% Convertible Senior Notes due 2013	(22)

10.30	Purchase Agreement dated April 4, 2007 among Chattem, Inc., and the initial purchasers of the 1.625% Convertible Senior Notes due 2014	(26)

10.31	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of OTC Convertible Note Hedge	(27)

Exhibit Number	Description of Exhibit	References

10.32	Letter Agreement dated April 10, 2007 among Chattem, Inc., Merrill Lynch Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated regarding confirmation of the OTC Warrant Transactions	(27)

10.33	Credit Agreement dated as of February 26, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(3)

10.34	New Commitment Agreement dated March 9, 2004 between Chattem, Inc. and Bank of America, N.A., as administrative agent	(12)

10.35	First Amendment to Credit Agreement dated as of December 22, 2004 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(16)

10.36	Waiver and Second Amendment to Credit Agreement dated as of February 25, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(16)

10.37	Third Amendment to Credit Agreement dated as of November 29, 2005 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(17)

10.38	Fourth Amendment to Credit Agreement dated as of November 16, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(22)

10.39	Fifth Amendment to Credit Agreement dated December 22, 2006 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(24)

10.40	Sixth Amendment to Credit Agreement dated April 3, 2007 among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(25)

10.41	Seventh Amendment to Credit Agreement, dated as of September 30, 2009, among Chattem, Inc., its domestic subsidiaries, identified lenders and Bank of America, N.A., as agent	(32)

10.42	Rate Cap Transaction Agreement dated March 8, 2004 between Chattem, Inc. and JP Morgan Chase Bank	(12)

10.43	Memorandum of Understanding dated December 19, 2003 with Plaintiffs’ Steering Committee in In re: Phenylpropanalomine (PPA) Products Liability Litigation, MDL 1407, pending before the United States District Court for the Western District of Washington	(10)

10.44	Class Action Settlement Agreement dated as of April 13, 2004 between Chattem, Inc. and Class Counsel on behalf of Class Representatives In re: Phenylpropanolamine (PPA) Products Liability Litigation	(12)

10.45	Initial Settlement Trust Agreement dated April 12, 2004 between Chattem, Inc. and Amsouth Bank	(12)

10.46	Final Settlement Trust Agreement between Chattem, Inc. and AmSouth Bank dated March 16, 2005	(16)

Exhibit Number	Description of Exhibit	References

10.47	Settlement Agreement dated April 26, 2004 between Chattem, Inc. and General Star Indemnity Company	(12)

10.48	Memorandum of Understanding dated December 13, 2003 between and among Chattem, Inc. and Kemper Indemnity Insurance Company	(12)

10.49	Settlement Agreement dated December 30, 2003 between Chattem, Inc. and Admiral Insurance Company	(12)

10.50	Settlement Agreement dated July 14, 2004 between Chattem, Inc. and Sidmak Laboratories	(13)

10.51	Dexatrim Case Scoring System and Matrix for the Chattem Dexatrim Class Action Settlement	(13)

10.52	Settlement and Coverage-In-Place Agreement between Interstate Fire & Casualty Company and Chattem, Inc. effective March 18, 2005	(16)

10.53	Settlement Agreement dated as of June 30, 2005 by and between Chattem, Inc. and The DELACO Company	(15)

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) under the Securities Exchange Act

31.2	Certification required by Rule 13a-14(a) under the Securities Exchange Act

32	Certification required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

99.1	Schedule II – Valuation and Qualifying Accounts

*This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

References:

Previously filed as an exhibit to and incorporated by reference from the indicated report filed with the Securities and Exchange Commission:

(1)	Form 8-K filed February 1, 2000.

(2)	Form 8-A filed February 1, 2000.

(3)	Form S-4 filed March 22, 2004.

(4)	Form S-8 filed June 2, 1999.

(5)	Form 10-K filed for the year ended November 30, 1992.

(6)	Form 10-K filed for the year ended November 30, 1995.

(7)	Form 10-K filed for the year ended November 30, 1997.

(8)	Form 10-K filed for the year ended November 30, 1999.

(9)	Form 10-K filed for the year ended November 30, 2001.

(10)	Form 10-K filed for the year ended November 30, 2003.

(11)	Form 10-Q filed for the quarter ended May 31, 2003.

(12)	Form 10-Q filed for the quarter ended May 31, 2004.

(13)	Form 10-Q filed for the quarter ended August 31, 2004.

(14)	Schedule 14A filed March 4, 2005.

(15)	Form 10-Q filed for the quarter ended May 31, 2005.

(16)	Form 10-Q filed for the quarter ended February 28, 2005.

(17)	Form 8-K filed December 2, 2005.

(18)	Form 8-K/A filed August 31, 2005.

(19)	Schedule 14A filed March 8, 1999.

(20)	Form 8-K filed July 19, 2006, as supplemented by Form 8-K filed July 26, 2006.

(21)	Form 8-K filed November 15, 2006.

(22)	Form 8-K filed November 22, 2006.

(23)	Form 8-K filed November 29, 2006.

(24)	Form 8-K filed December 28, 2006.

(25)	Form 8-K filed April 4, 2007.

(26)	Form 8-K filed April 11, 2007.

(27)	Form 8-K filed April 17, 2007.

(28)	Form 8-K filed November 13, 2007.

(29)	Form 10-Q filed for the quarter ended May 31, 2008.

(30)	Form 10-K filed for the year ended November 30, 2009.

(31)	Schedule 14A filed February 27, 2009.

(32)	Form 10-Q filed for the quarter ended August 31, 2009.

(33)	Form 8-A/A filed December 22, 2009.

(34)	Form 8-K filed December 23, 2009.

(35)	Schedule 14D-9 filed January 11, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                      January 28, 2010

CHATTEM, INC.

By:	/s/ Zan Guerry Zan Guerry Chairman and Chief Executive Officer

By:	/s/ Robert B. Long Robert B. Long Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zan Guerry Zan Guerry	Chairman of the Board and Director (Chief Executive Officer)	1-28-10

/s/ Robert E. Bosworth Robert E. Bosworth	President and Director (Chief Operating Officer)	1-28-10

/s/ Robert B. Long Robert B. Long	Vice President and Chief Financial Officer	1-28-10

/s/ Samuel E. Allen Samuel E. Allen	Director	1-28-10

/s/ Ruth W. Brinkley Ruth W. Brinkley	Director	1-28-10

/s/ Gary D. Chazen Gary D. Chazen	Director	1-28-10
/s/ Joey B. Hogan Joey B. Hogan	Director	1-28-10
/s/ Bill W. Stacy Bill W. Stacy	Director	1-28-10

/s/ Philip H. Sanford Philip H. Sanford	Director	1-28-10